Form 10-Q
period 2007-03-31
CNA FINANCIAL CORP
filed 2007-04-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2007
Common Stock, Par value $2.50	271,511,301

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended March 31	2007	2006
(In millions, except per share data)

Revenues
Net earned premiums	$1,863	$1,869
Net investment income	608	570
Realized investment gains (losses), net of participating policyholders’ and minority interests	(21)	9
Other revenues	67	53

Total revenues	2,517	2,501

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,448	1,492
Amortization of deferred acquisition costs	381	370
Other operating expenses	218	257
Interest	34	30

Total claims, benefits and expenses	2,081	2,149

Income before income tax and minority interest	436	352
Income tax expense	(132)	(108)
Minority interest	(10)	(9)

Income from continuing operations	294	235
Income (loss) from discontinued operations, net of income tax expense of $1 and $0	2	(6)

Net income	$296	$229

Basic and Diluted Earnings Per Share

Income from continuing operations	$1.08	$0.84
Income (loss) from discontinued operations	0.01	(0.02)

Basic and diluted earnings per share available to common stockholders	$1.09	$0.82

Weighted average outstanding common stock and common stock equivalents

Basic	271.3	256.0

Diluted	271.6	256.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $33,985 and $35,135)	$34,719	$35,851
Equity securities at fair value (cost of $417 and $408)	673	657
Limited partnership investments	1,940	1,852
Other invested assets	25	26
Short term investments	7,846	5,710

Total investments	45,203	44,096
Cash	91	84
Reinsurance receivables (less allowance for uncollectible receivables of $469 and $469)	9,373	9,478
Insurance receivables (less allowance for doubtful accounts of $365 and $368)	2,170	2,108
Accrued investment income	321	313
Receivables for securities sold	470	303
Deferred acquisition costs	1,189	1,190
Prepaid reinsurance premiums	373	342
Deferred income taxes	805	855
Property and equipment at cost (less accumulated depreciation of $578 and $571)	296	277
Goodwill and other intangible assets	142	142
Other assets	657	592
Separate account business	515	503

Total assets	$61,605	$60,283

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$29,510	$29,636
Unearned premiums	3,825	3,784
Future policy benefits	6,755	6,645
Policyholders’ funds	977	1,015
Collateral on loaned securities	2,914	2,851
Payables for securities purchased	1,190	221
Participating policyholders’ funds	50	50
Long term debt	2,156	2,156
Federal income taxes payable (includes $95 and $38 due to Loews Corporation)	100	40
Reinsurance balances payable	577	539
Other liabilities	2,550	2,740
Separate account business	515	503

Total liabilities	51,119	50,180

Commitments and contingencies (Notes D, G, H and J)
Minority interest	347	335

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,543 shares issued; and 271,506,815 and 271,108,780 shares outstanding)	683	683
Additional paid-in capital	2,168	2,166
Retained earnings	6,825	6,486
Accumulated other comprehensive income	563	549
Treasury stock (1,533,728 and 1,931,763 shares), at cost	(44)	(58)

	10,195	9,826
Notes receivable for the issuance of common stock	(56)	(58)

Total stockholders’ equity	10,139	9,768

Total liabilities and stockholders’ equity	$61,605	$60,283

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2007	2006
(In millions)

Cash Flows from Operating Activities:
Net income	$296	$229
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(2)	6
Loss on disposal of property and equipment	2	4
Minority interest	10	9
Deferred income tax provision	20	41
Trading securities activity	(6)	267
Realized investment (gains) losses, net of participating policyholders’ and minority interests	21	(9)
Undistributed earnings of equity method investees	(24)	(15)
Net amortization of bond (discount) premium	(56)	(62)
Depreciation	13	12
Changes in:
Receivables, net	43	252
Deferred acquisition costs	1	(1)
Accrued investment income	(8)	33
Federal income taxes recoverable/payable	60	116
Prepaid reinsurance premiums	(31)	(100)
Reinsurance balances payable	38	(17)
Insurance reserves	32	(181)
Other assets	(2)	39
Other liabilities	(178)	3
Other, net	6	5

Total adjustments	(61)	402

Net cash flows provided by operating activities-continuing operations	$235	$631

Net cash flows used by operating activities-discontinued operations	$(18)	$(5)

Net cash flows provided by operating activities-total	$217	$626

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(15,552)	$(9,951)
Proceeds from fixed maturity securities:
Sales	16,435	11,697
Maturities, calls and redemptions	1,016	1,089
Purchases of equity securities	(67)	(596)
Proceeds from sales of equity securities	69	582
Change in short term investments	(2,060)	(4,014)
Change in collateral on loaned securities	63	1,022
Change in other investments	(37)	(86)
Purchases of property and equipment	(34)	(16)
Dispositions	—	(2)
Other, net	(35)	(29)

Net cash flows used by investing activities-continuing operations	$(202)	$(304)

Net cash flows provided (used) by investing activities-discontinued operations	$1	$(3)

Net cash flows used by investing activities-total	$(201)	$(307)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2007	2006
(In millions)

Cash Flows from Financing Activities:

Return of investment contract account balances	(46)	(344)
Receipts of investment contract account balances	1	1
Stock options exercised	15	1
Other, net	4	(1)

Net cash flows used by financing activities-continuing operations	$(26)	$(343)

Net cash flows used by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(26)	$(343)

Net change in cash	(10)	(24)
Net cash transactions from continuing operations to discontinued operations	—	16
Net cash transactions from discontinued operations to continuing operations	—	(16)

Cash, beginning of year	124	125

Cash, end of period	$114	$101

Cash-continuing operations	$91	$96
Cash-discontinued operations	23	5

Cash-total	$114	$101

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three months ended March 31	2007	2006
(In millions)

Preferred Stock
Balance, beginning and end of period	$—	$750

Common Stock
Balance, beginning and end of period	683	645

Additional Paid-in Capital
Balance, beginning of period	2,166	1,701
Stock options exercised and other	2	1

Balance, end of period	2,168	1,702

Retained Earnings
Balance, beginning of period	6,486	5,621
Adjustment to initially apply FSP 85-4-1, net of tax	38	—
Adjustment to initially apply FIN 48	5	—

Adjusted balance, beginning of period	6,529	5,621
Net income	296	229

Balance, end of period	6,825	5,850

Accumulated Other Comprehensive Income
Balance, beginning of period	549	359
Other comprehensive income (loss)	14	(239)

Balance, end of period	563	120

Treasury Stock
Balance, beginning of period	(58)	(67)
Stock options exercised and other	14	—

Balance, end of period	(44)	(67)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(58)	(59)
(Increase) decrease in notes receivable for the issuance of common stock	2	(1)

Balance, end of period	(56)	(60)

Total Stockholders’ Equity	$10,139	$8,940

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of March 31, 2007.
The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2006. The preparation of Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
Financial Accounting Standards Board (FASB) Staff Position Technical Bulletin No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors (FSP 85-4-1)
In March 2006, the FASB issued FSP 85-4-1. A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). The previous accounting guidance, FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (FTB 85-4), required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of policies. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. The Company adopted FSP 85-4-1 on January 1, 2007.
Prior to 2002, the Company purchased investments in life settlement contracts. Under a life settlement contract, the Company obtained the ownership and beneficiary rights of an underlying life insurance policy. The Company has elected to account for its investment in life settlement contracts using the fair value method and the initial impact upon adoption of FSP 85-4-1 under the fair value method was an increase to retained earnings of $38 million, net of tax.
Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007. Amounts presented related to the prior year were accounted for under the previous accounting guidance, FTB 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Other revenues on the Condensed Consolidated Statement of Operations when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Condensed Consolidated Statement of Operations. The Company’s investment in life settlement contracts of $108 million at March 31, 2007 is included in Other assets on the Condensed Consolidated Balance Sheet. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows for both periods presented.
The fair value of each life insurance policy is determined as the present value of the anticipated death benefits less anticipated premium payments for that policy. These anticipated values are determined using mortality rates and policy terms that are distinct for each insured. The discount rate used reflects current risk-free rates at applicable durations and the risks associated with assessing the current medical condition of the insured, the potential volatility of mortality experience for the portfolio and longevity risk. The Company used its own experience to determine the fair value of its portfolio of life settlement contracts. The mortality experience of this portfolio of life insurance policies may vary by quarter due to its relatively small size.
The following table details the values for life settlement contracts as of March 31, 2007.

Values as of March 31, 2007		Fair Value of Life	Face Amount of
	Number of Life	Settlement	Life Insurance
	Settlement	Contracts	Policies
	Contracts	(In millions)	(In millions)

Estimated maturity during:
2007	60	$6	$38
2008	80	8	50
2009	80	8	49
2010	80	8	49
2011	80	9	51
Thereafter	1,075	69	538

Total	1,455	$108	$775

The unrealized gain (change in fair value) recognized during the first quarter of 2007 on contracts still being held on March 31, 2007 is $1 million. The gain recognized during the first quarter of 2007 on contracts that matured is $14 million.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48)
In June 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The adoption of FIN 48 as of January 1, 2007 increased retained earnings by $5 million. See Note F for further discussion.
Statement of Accounting Financial Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155)
In February 2006, the FASB issued SFAS 155. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 as of January 1, 2007 had no impact on the results of operations or financial condition of the Company.
SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (Issue B40)
In January 2007, the FASB released Issue B40 which is to be applied upon adoption of SFAS 155. Issue B40 provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that meet certain criteria and contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. There were no securities impacted by the adoption of Issue B40 in conjunction with SFAS 155.
Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1)
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 was adopted by the Company as of January 1, 2007 and had no impact on the results of operations or financial condition of the Company.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2007 and 2006, less than one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.
The computation of earnings per share is as follows:

Earnings Per Share

Three months ended March 31	2007	2006
(In millions, except per share amounts)

Income from continuing operations	$294	$235
Less: undeclared preferred stock dividend through repurchase date	—	(19)

Income from continuing operations available to common stockholders	$294	$216

Weighted average outstanding common stock and common stock equivalents	271.3	256.0
Effect of dilutive securities, employee stock options and appreciation rights	0.3	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	271.6	256.0

Basic and diluted earnings per share from continuing operations available to common stockholders	$1.08	$0.84

The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue for approximately $993 million, a price equal to the liquidation preference.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Investments
The significant components of net investment income are presented in the following table.

Net Investment Income

Three months ended March 31	2007	2006
(In millions)

Fixed maturity securities	$496	$415
Short term investments	50	65
Limited partnerships	52	74
Equity securities	5	6
Income from trading portfolio (a)	3	42
Interest on funds withheld and other deposits	(1)	(25)
Other	11	3

Gross investment income	616	580
Investment expense	(8)	(10)

Net investment income	$608	$570

 (a) The change in net unrealized gains on trading securities, included in net investment income, was $2 million for the three months ended March 31, 2007 and 2006.
The components of realized investment results for available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)

Three months ended March 31	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$2	$4
Corporate and other taxable bonds	25	(20)
Tax-exempt bonds	(11)	25
Asset-backed bonds	(33)	(9)

Total fixed maturity securities	(17)	—
Equity securities	3	3
Derivative securities	(8)	7
Short term investments	—	(2)
Other, net of participating policyholders’ interest	1	—

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(21)	8
Allocated to participating policyholders’ and minority interests	—	1

Realized investment gains (losses)	$(21)	$9

For the three months ended March 31, 2007, other-than-temporary impairment (OTTI) losses of $87 million were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. This compared to OTTI losses for the three months ended March 31, 2006 of $10 million recorded primarily in the corporate and other taxable bonds sector.
The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following tables provide a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
March 31, 2007	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,531	$106	$1	$1	$4,635
Asset-backed securities	12,604	33	24	129	12,484
States, municipalities and political subdivisions – tax-exempt	5,451	221	3	4	5,665
Corporate securities	6,708	307	3	9	7,003
Other debt securities	3,497	209	4	3	3,699
Redeemable preferred stock	994	39	—	—	1,033

Total fixed maturity securities available-for-sale	33,785	915	35	146	34,519

Total fixed maturity securities trading	200	—	—	—	200

Equity securities available-for-sale:
Common stock	217	244	—	—	461
Preferred stock	134	12	—	—	146

Total equity securities available-for-sale	351	256	—	—	607

Total equity securities trading	66	—	—	—	66

Total	$34,402	$1,171	$35	$146	$35,392

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$5,056	$86	$3	$1	$5,138
Asset-backed securities	13,821	28	20	152	13,677
States, municipalities and political subdivisions – tax-exempt	4,915	237	1	5	5,146
Corporate securities	6,811	338	8	9	7,132
Other debt securities	3,443	207	7	1	3,642
Redeemable preferred stock	885	28	1	—	912

Total fixed maturity securities available-for-sale	34,931	924	40	168	35,647

Total fixed maturity securities trading	204	—	—	—	204

Equity securities available-for-sale:
Common stock	214	239	1	—	452
Preferred stock	134	11	—	—	145

Total equity securities available-for-sale	348	250	1	—	597

Total equity securities trading	60	—	—	—	60

Total	$35,543	$1,174	$41	$168	$36,508

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at March 31, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging

	March 31, 2007		December 31, 2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$3,380	$27	$9,829	$24
7-12 months	459	6	1,267	12
13-24 months	4,796	92	5,248	127
Greater than 24 months	1,679	54	1,022	41

Total investment grade	10,314	179	17,366	204

Non-investment grade:
0-6 months	143	1	509	2
7-12 months	30	1	87	2
13-24 months	7	—	24	—
Greater than 24 months	2	—	2	—

Total non-investment grade	182	2	622	4

Total fixed maturity securities	10,496	181	17,988	208

Equity securities:
0-6 months	20	—	10	1
7-12 months	—	—	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	23	—	14	1

Total fixed maturity and equity securities	$10,519	$181	$18,002	$209

At March 31, 2007, the carrying value of the general account fixed maturities was $34,719 million, representing 77% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $181 million in gross unrealized losses, consisting of asset-backed securities which represented 85%, corporate bonds which represented 7%, municipal securities which represented 4%, and all other fixed maturity securities which represented 4%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,253 securities which were, in aggregate, approximately 2% below amortized cost.
Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of March 31, 2007 is presented below.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed securities guaranteed by an agency of the U.S. government. There were 350 agency mortgage-backed pass-through securities and 3 agency collateralized mortgage obligations (CMOs) in an unrealized loss position as of March 31, 2007. The aggregate severity of the unrealized loss on these securities was approximately 4% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.
The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 446 securities in an unrealized loss position with over 89% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was approximately 2% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of March 31, 2007, there was no adverse change in estimated cash flows noted for the securities subject to EITF 99-20, which have an aggregate unrealized loss of $9 million and an aggregate severity of the unrealized loss of approximately 1% of amortized cost.
Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2007.
Investment Commitments
As of March 31, 2007 and December 31, 2006, the Company had committed approximately $114 million and $109 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2007 and December 31, 2006, the Company had commitments to purchase $136 million and $60 million, and sell $41 million and $21 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2007 and December 31, 2006, the Company had obligations on unfunded bank loan participations in the amount of $17 million and $29 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)

Three months ended March 31	2007	2006
(In millions)

General account
Without hedge designation
Swaps	$(7)	$6
Futures sold, not yet purchased	—	2
Currency forwards	(1)	—
Commitments to purchase government and municipal securities (TBAs)	—	(1)

Trading activities
Futures purchased	(5)	29
Currency forwards	—	1

Total	$(13)	$37

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.

Derivative Financial Instruments

		Estimated
	Contractual/	Fair Value
March 31, 2007	Notional	Asset
(In millions)	Amount	(Liability)

General account
Without hedge designation
Swaps	$5,161	$(34)
Currency forwards	28	(1)
Equity warrants	6	2
Options embedded in convertible debt securities	9	—

Trading activities
Futures purchased	678	—
Futures sold, not yet purchased	138	—
Currency forwards	27	—

Total general account	$6,047	$(33)

Separate accounts
Options written	$8	$—

Total separate accounts	$8	$—

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Derivative Financial Instruments

		Estimated
	Contractual/	Fair Value
December 31, 2006	Notional	Asset
(In millions)	Amount	(Liability)

General account
Without hedge designation
Swaps	$4,795	$(30)
Currency forwards	8	—
Equity warrants	6	2
Options embedded in convertible debt securities	9	—

Trading activities
Futures purchased	722	(3)
Futures sold, not yet purchased	79	—
Currency forwards	25	—

Total general account	$5,644	$(31)

Separate accounts
Options written	$1	$—

Total separate accounts	$1	$—

Options embedded in convertible debt securities are classified as Fixed maturity securities on the Condensed Consolidated Balance Sheets, consistent with the host instruments.
Note F. Income Taxes
CNA and its eligible subsidiaries are included in the consolidated federal income tax return of Loews and its eligible subsidiaries.
For the three months ended March 31, 2007, CNA paid Loews $36 million. For the three months ended March 31, 2006, CNA received from Loews $68 million. CNA’s consolidated federal income taxes payable at March 31, 2007 includes a $95 million payable to Loews and a $5 million payable related to domestic affiliates less than 80% owned and/or foreign subsidiaries. At December 31, 2006, CNA’s consolidated federal income tax liability included a $38 million payable to Loews and a $2 million payable related to domestic affiliates less than 80% owned and/or foreign subsidiaries.
The 2005 and 2006 tax years remain subject to examination by the Internal Revenue Service (IRS). The federal income tax return for 2005 is currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company.
For 2007, the IRS has invited Loews and the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the 2007 tax return. Loews and the Company have agreed to participate. The Company believes this approach should reduce tax-related uncertainties, if any.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to beginning retained earnings on January 1, 2007 of $5 million. The total amount of unrecognized tax benefits as of the date of adoption is $3 million. Included in the balance at January 1, 2007, are $2 million of tax positions that if recognized would affect the effective tax rate.
The Company anticipates that it is reasonably possible that a payment of $3 million will be made at the conclusion of a state income tax examination within the next 12 months related primarily to a previous IRS examination.
The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Other operating expenses and (2) tax refund claims in Other revenues on the Condensed Consolidated Statements of Operations. The Company

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
recognizes penalties (if any) in Income tax expense (benefit) on the Condensed Consolidated Statements of Operations. There is $2 million accrued for the payment of interest and no amount accrued for the payment of penalties at January 1, 2007.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $32 million and $12 million for the three months ended March 31, 2007 and 2006. Catastrophe losses in the first quarter of 2007 related primarily to tornadoes and winter storms. Catastrophe losses in the first quarter of 2006 related primarily to tornadoes. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed estimates.
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves
	March 31, 2007		December 31, 2006
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,503	$629	$2,635	$647
Ceded reserves	(1,115)	(220)	(1,183)	(231)

Net reserves	$1,388	$409	$1,452	$416

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
As of March 31, 2007 and December 31, 2006, CNA carried approximately $1,388 million and $1,452 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2007. The Company recorded $1 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2006. The Company paid asbestos-related claims, net of reinsurance recoveries, of $64 million and $47 million for the three months ended March 31, 2007 and 2006. On February 2, 2007, CNA paid $31 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.
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
On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
on August 18, 2003. The court has held a confirmation hearing on the bankruptcy plan containing an injunction to protect CNA from any future claims and the parties are awaiting a ruling on confirmation.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. The insurers have petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution and Mass Tort
As of March 31, 2007 and December 31, 2006, CNA carried approximately $409 million and $416 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2007 or 2006. The Company recorded $15 million and $10 million of current accident year losses related to mass tort for the three months ended March 31, 2007 and 2006. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $22 million and $37 million for the three months ended March 31, 2007 and 2006.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
In addition to claims arising from exposure to asbestos as discussed above, the Company also has exposure arising from other mass tort claims. Such claims typically involve allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures.
Net Prior Year Development
The following table includes the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the three months ended March 31, 2007. The development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development presented below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations.

Net Prior Year Development
Three months ended March 31, 2007

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$13	$7	$—	$20
APMT	—	—	—	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	13	7	—	20

Total unfavorable (favorable) premium development	(27)	(9)	2	(34)

Total unfavorable (favorable) net prior year development (pretax)	$(14)	$(2)	$2	$(14)

The following discussion relates to net prior year development recorded for Standard Lines for the three months ended March 31, 2007.
Approximately $46 million of favorable premium development was recorded mainly due to additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was offset by $30 million of unfavorable claim and claim adjustment expense development.
Approximately $16 million of unfavorable premium development was recorded due to the change in the Company’s exposure related to its participation in involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense reserve development.
The following table includes the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the three months ended March 31, 2006.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Net Prior Year Development
Three months ended March 31, 2006

			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$59	$5	$6	$70
APMT	—	—	1	1

Pretax unfavorable net prior year development before impact of premium development	59	5	7	71

Total unfavorable (favorable) premium development	(49)	(8)	7	(50)

Total unfavorable (favorable) net prior year development (pretax)	$10	$(3)	$14	$21

The following discussion relates to net prior year development recorded for Standard Lines for the three months ended March 31, 2006.
Approximately $17 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to commercial auto, monoline and package liability, primarily in accident years 2004, 2000 and prior. The change was driven by increases in individual claim case reserve estimates leading to higher results from projections that rely on case incurred loss.
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
Approximately $22 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency were substantially due to underwriting actions taken by the Company that significantly improved the results from this business.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims resulting in higher case incurred loss and higher ultimate estimates.
The remainder of the unfavorable claim and allocated claim adjustment expense reserve development in Standard Lines was primarily attributed to increased severity trends for workers’ compensation. This increased severity was due to continuing cost inflation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation were increasing medical inflation and advances in medical care. The favorable net prior year premium development was recorded mainly as a result of additional premium resulting from audits on recent policies, primarily workers’ compensation.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. By an order entered on April 5, 2007, the Court dismissed the plaintiffs’ complaints but gave plaintiffs another opportunity to amend their claims. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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
A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $295 million of incurred losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA, although CNA

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
believes that Hancock’s ultimate losses will probably materially exceed incurred losses reported to date under the Treaties.
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
CNA has instituted arbitration proceedings against John Hancock seeking rescission of the Treaties. The hearing before the arbitration panel commenced in April 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings, although the outcome of the arbitration cannot be guaranteed with any certainty.
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
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California long term health care policyholders, alleging that CCC knowingly used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. The plaintiff asserts claims for intentional fraud, negligent misrepresentation, and violations of various California statutes. On January 26, 2007, the court certified the case to proceed as a class action, although CCC is currently seeking review of that decision in the Ninth Circuit Court of Appeals. CCC has denied the material allegations of the amended complaint and intends to vigorously contest the claims. In February 2007, CCC and CNAF filed motions for summary judgment seeking judgment as a matter of law in their favor. In April 2007, the Court denied the motions for summary judgment with the exception of the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
motion relating to plaintiffs’ claim under the California Legal Remedies Act (CLRA), which was dismissed. The claim under CLRA involved a provision for claims of awards for attorneys’ fees and enhanced damages.
Numerous unresolved factual and legal issues remain that are critical to the final result with regard to the surviving claims, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.
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
The components of net periodic benefit costs are presented in the following table.

Net Periodic Benefit Costs
Three months ended March 31	2007	2006
(In millions)

Pension benefits
Service cost	$7	$8
Interest cost on projected benefit obligation	38	37
Expected return on plan assets	(43)	(40)
Prior service cost amortization	—	1
Actuarial loss	4	10

Net periodic pension cost	$6	$16

Postretirement benefits
Service cost	$1	$1
Interest cost on projected benefit obligation	2	3
Prior service cost amortization	(5)	(7)
Actuarial loss	1	1

Net periodic postretirement benefit	$(1)	$(2)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
At December 31, 2006, CNA expected to contribute $58 million to its pension plans and $12 million to its postretirement healthcare and life insurance benefit plans in 2007. As of March 31, 2007, $2 million of contributions have been made to its pension plans and $3 million to its postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $57 million to its pension plans and $9 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2007.
Note J. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
The Company is obligated to make future payments totaling $248 million for non-cancelable operating leases primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $34 million in 2007; $39 million in 2008; $36 million in 2009; $33 million in 2010; $28 million in 2011; and $78 million in 2012 and beyond.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2007 that the Company could be required to pay under this guarantee are approximately $233 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2007 there were approximately $31 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $12 million as of March 31, 2007. Estimated future minimum payments under these contracts are $9 million in 2007 and $3 million in 2008.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $933 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2007, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
of limitation expire, or until the agreed upon contract terms expire. As of March 31, 2007 and December 31, 2006, the Company has recorded approximately $28 million of liabilities related to these indemnification agreements.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.
Note K. Comprehensive Income (Loss)
The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

Three months ended March 31	2007	2006
(In millions)

Net income	$296	$229

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of ($28) and $132	52	(244)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $20 and $3	(35)	(7)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of ($8) and $135	17	(251)
Net change in unrealized gains on discontinued operations and other, net of tax (expense) benefit of ($1) and $2	1	1
Net change in foreign currency translation adjustment	(7)	3
Net change related to pensions, net of tax (expense) benefit of ($1) and $0	4	(1)
Allocation to participating policyholders’ and minority interests	(1)	9

Other comprehensive income (loss), net of tax (expense) benefit of ($10) and $137	14	(239)

Total comprehensive income (loss)	$310	$(10)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note L. Business Segments
CNA’s core property and casualty insurance operations are reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are reported in two segments: Life and Group Non-Core and Corporate and Other Non-Core. These segments reflect the way CNA manages its operations and makes business decisions.
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
Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. In the calculation of net operating income, management excludes after-tax net realized investment gains or losses because net realized investment gains or losses related to the Company’s investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in insurance operations.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
March 31, 2007
(In millions)

Net earned premiums	$1,060	$648	$156	$—	$(1)	$1,863
Net investment income	259	110	161	78	—	608
Other revenues	23	41	12	2	(11)	67

Total operating revenues	1,342	799	329	80	(12)	2,538

Claims, benefits and expenses:
Net incurred claims and benefits	738	398	273	34	—	1,443
Policyholders’ dividends	5	1	(1)	—	—	5
Amortization of deferred acquisition costs	242	134	5	—	—	381
Other insurance related expenses	66	40	51	4	(1)	160
Other expenses	25	38	9	31	(11)	92

Total claims, benefits and expenses	1,076	611	337	69	(12)	2,081

Operating income (loss) from continuing operations before income tax and minority interest	266	188	(8)	11	—	457
Income tax (expense) benefit on operating income (loss)	(86)	(62)	10	(2)	—	(140)
Minority interest	(2)	(8)	—	—	—	(10)

Net operating income from continuing operations	178	118	2	9	—	307

Realized investment gains (losses), net of participating policyholders’ and minority interests	(28)	(10)	1	16	—	(21)
Income tax (expense) benefit on realized investment gains	10	4	—	(6)	—	8

Income from continuing operations	$160	$112	$3	$19	$—	$294

March 31, 2007
(In millions)

Reinsurance receivables	$3,249	$1,349	$2,320	$2,924	$—	$9,842

Insurance receivables	$2,106	$419	$61	$(51)	$—	$2,535

Insurance reserves:
Claim and claim adjustment expense	$14,936	$5,714	$3,085	$5,775	$—	$29,510
Unearned premiums	2,012	1,630	180	2	1	3,825
Future policy benefits	—	—	6,755	—	—	6,755
Policyholders’ funds	33	—	944	—	—	977

Deferred acquisition costs	$407	$287	$495	$—	$—	$1,189

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

Revenue by Line of Business

Three months ended March 31	2007	2006
(In millions)

Standard Lines
Property	$317	$287
Casualty	818	887
CNA Global	179	173

Standard Lines revenue	1,314	1,347

Specialty Lines
US Specialty Lines	608	581
Surety	110	102
Warranty	71	68

Specialty Lines revenue	789	751

Life and Group Non-Core
Life & Annuity	81	108
Health	233	224
Other	16	18

Life and Group Non-Core revenue	330	350

Corporate and Other Non-Core
CNA Re	47	17
Other	49	50

Corporate and Other Non-Core revenue	96	67

Eliminations	(12)	(14)

Total revenue	$2,517	$2,501

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
Results of the discontinued operations were as follows:

Discontinued Operations
Three months ended March 31	2007	2006
(In millions)

Revenues:
Net investment income	$5	$4
Realized investment losses and other	(1)	—

Total revenues	4	4
Insurance related expenses	1	10

Income (loss) before income taxes	3	(6)
Income tax expense	(1)	—

Income (loss) from discontinued operations, net of tax	$2	$(6)

On March 3, 2007, the Company entered into an agreement to sell Continental Management Services Limited (CMS), its United Kingdom discontinued operations subsidiary, to Tawa UK Limited, a subsidiary of Artemis Group, a diversified French-based holding company. The Company expects this transaction to be completed by the end of the second quarter of 2007, subject to customary closing conditions and regulatory approvals. In anticipation of the sale, the Company recorded an impairment loss of approximately $29 million in 2006. The assets and liabilities subject to the sale are $227 million and $145 million at March 31, 2007. Net loss for this business was $1 million and $5 million for the three months ended March 31, 2007 and 2006. The Company’s subsidiary, The Continental Corporation, provides a guarantee for a portion of the subject liabilities related to certain marine products. The sale agreement includes provisions that significantly limit the Company’s exposure related to this guarantee.
Net assets of discontinued operations, including the assets and liabilities subject to the sale discussed above, are included in Other assets on the Condensed Consolidated Balance Sheets and were as follows:

Discontinued Operations
(In millions)	March 31, 2007	December 31, 2006

Assets:
Investments	$320	$317
Reinsurance receivables	35	33
Cash	23	40
Other assets	7	3

Total assets	385	393

Liabilities:
Insurance reserves	302	308
Other liabilities	10	17

Total liabilities	312	325

Net assets of discontinued operations	$73	$68

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). At March 31, 2007 and December 31, 2006, the insurance reserves are net of discount of $92 million and $94 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2006.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note G of the Condensed Consolidated Financial Statements included under Item 1.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS, Continued
CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Three months ended March 31
(In millions, except per share data)	2007	2006

Revenues
Net earned premiums	$1,863	$1,869
Net investment income	608	570
Other revenues	67	53

Total operating revenues	2,538	2,492

Claims, Benefits and Expenses
Net incurred claims and benefits	1,443	1,487
Policyholders’ dividends	5	5
Amortization of deferred acquisition costs	381	370
Other insurance related expenses	160	206
Other expenses	92	81

Total claims, benefits and expenses	2,081	2,149

Operating income from continuing operations before income tax and minority interest	457	343
Income tax expense on operating income	(140)	(100)
Minority interest	(10)	(9)

Net operating income from continuing operations	307	234

Realized investment gains (losses), net of participating policyholders’ and minority interests	(21)	9
Income tax (expense) benefit on realized investment gains (losses)	8	(8)

Income from continuing operations	294	235

Income (loss) from discontinued operations, net of income tax expense of $1 and $0	2	(6)

Net income	$296	$229

Basic and Diluted Earnings Per Share

Income from continuing operations	$1.08	$0.84
Income (loss) from discontinued operations	0.01	(0.02)

Basic and diluted earnings per share available to common stockholders	$1.09	$0.82

Weighted average outstanding common stock and common stock equivalents

Basic	271.3	256.0

Diluted	271.6	256.0

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS, Continued
Net income increased $67 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was due to increased net operating income from continuing operations, partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the three months ended March 31, 2007 increased $73 million as compared with the same period in 2006. The improvement in net operating income was due to increased net investment income, favorable net prior year development in the current year as compared to unfavorable net prior year development for the same period in 2006, and lower acquisition expenses. These increases to net operating income were partially offset by increased catastrophe losses.
Favorable net prior year development of $14 million was recorded for the three months ended March 31, 2007 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $20 million of unfavorable claim and allocated claim adjustment expense reserve development and $34 million of favorable premium development. Unfavorable net prior year development of $21 million was recorded for the three months ended March 31, 2006 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $71 million of unfavorable claim and allocated claim adjustment expense reserve development and $50 million of favorable premium development.
Net earned premiums decreased $6 million for the three months ended March 31, 2007 as compared with the same period in 2006, including a $26 million decrease related to Standard Lines and a $20 million increase related to Specialty Lines. Net earned premiums for the Life and Group Non-Core segment decreased by $7 million. See the segment discussions of this MD&A for further discussion.
Results from discontinued operations increased $8 million for the three months ended March 31, 2007 as compared to the same period in 2006. The 2007 results were impacted by favorable net prior year development. Results in 2006 were impacted by an increase in unallocated loss adjustment expense reserves and an increase in the bad debt provision for reinsurance receivables.
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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS, Continued
Results of Operations included under Item 7 of our Form 10-K for the year ended December 31, 2006 for further information.
SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note L of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.
Results of Operations

Three months ended March 31	2007	2006
(In millions)

Net written premiums	$1,081	$1,110
Net earned premiums	1,060	1,086
Net investment income	259	228
Net operating income	178	133
Net realized investment gains (losses), after-tax	(18)	9
Net income	160	142

Ratios
Loss and loss adjustment expense	69.6%	71.8%
Expense	29.1	31.2
Dividend	0.4	0.4

Combined	99.1%	103.4%

Net written premiums for Standard Lines decreased $29 million for the three months ended March 31, 2007 as compared with the same period in 2006, primarily due to decreased favorable premium development. Net earned premiums decreased $26 million for the three months ended March 31, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 3% for the three months ended March 31, 2007, as compared to average rate decreases of 1% for the three months ended March 31, 2006 for the contracts that renewed during those periods. Retention rates of 79% and 80% were achieved for those contracts that were available for renewal in each period.
Net income increased $18 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was primarily attributable to improved net operating results, partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $45 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was primarily driven by increased net investment income, favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006, and lower acquisition expenses. These increases to net operating income were partially offset by increased catastrophe losses.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Catastrophe losses were $20 million after-tax in the first quarter of 2007, as compared to $8 million after-tax in the same period of 2006.
The combined ratio improved 4.3 points for the three months ended March 31, 2007 as compared with the same period in 2006. The loss ratio improved 2.2 points primarily due to the favorable impact of net prior year development as discussed below, partially offset by increased catastrophe losses.
The expense ratio improved 2.1 points for the three months ended March 31, 2007 as compared with the same period in 2006. This improvement was primarily due to increased ceding commissions and a change in estimate for an insurance-related assessment liability.
Favorable net prior year development of $14 million was recorded for the three months ended March 31, 2007, including $13 million of unfavorable claim and allocated claim adjustment expense reserve development and $27 million of favorable premium development. Unfavorable net prior year development of $10 million, including $59 million of unfavorable claim and allocated claim adjustment expense reserve development and $49 million of favorable premium development, was recorded for the three months ended March 31, 2006. Further information on Standard Lines Net Prior Year Development for the three months ended March 31, 2007 and 2006 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2007 and December 31, 2006 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	March 31, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$6,729	$6,746
Gross IBNR Reserves	8,207	8,188

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,936	$14,934

Net Case Reserves	$5,199	$5,234
Net IBNR Reserves	6,642	6,632

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,841	$11,866

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.
Results of Operations

Three months ended March 31	2007	2006
(In millions)

Net written premiums	$650	$648
Net earned premiums	648	628
Net investment income	110	87
Net operating income	118	114
Net realized investment gains (losses), after-tax	(6)	2
Net income	112	116

Ratios
Loss and loss adjustment expense	61.5%	59.3%
Expense	26.8	26.1
Dividend	0.2	0.2

Combined	88.5%	85.6%

Net written premiums for Specialty Lines increased $2 million for the three months ended March 31, 2007 as compared to the same period in 2006. Premiums written were unfavorably impacted by declining rates and decreased new business as compared to the first quarter of 2006. These unfavorable impacts were more than offset by decreased ceded premiums. Net earned premiums increased $20 million for the three months ended March 31, 2007 as compared with the same period in 2006, which reflects the increased net premiums over the past several quarters in Specialty Lines.
Specialty Lines averaged rate decreases of 4% for the three months ended March 31, 2007, as compared to flat averaged rates for the three months ended March 31, 2006 for the contracts that renewed during those periods. Retention rates of 86% and 88% were achieved for those contracts that were available for renewal in each period.
Net income decreased $4 million for the three months ended March 31, 2007 as compared with the same period in 2006. This decrease was attributable to reduced net realized investment results, partially offset by increased net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $4 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was primarily driven by an increase in net investment income, partially offset by less favorable current accident year results.
The combined ratio increased 2.9 points for the three months ended March 31, 2007 as compared with the same period in 2006. The loss ratio increased 2.2 points, primarily due to higher current accident year loss ratios across several lines of business related to the declining rate environment.
The expense ratio increased 0.7 points for the three months ended March 31, 2007 as compared with the same period in 2006. The increase was primarily due to higher direct commissions on the mix of accounts written and reduced ceding commissions.
Favorable net prior year development of $2 million, including $7 million of unfavorable claim and allocated claim adjustment expense reserve development and $9 million of favorable premium development, was recorded for the three months ended March 31, 2007. Favorable net prior year development of $3 million, including $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development, was recorded for the three months ended March 31, 2006.
The current US Specialty Lines reinsurance structure is primarily quota share reinsurance which is in place through April 2007. We reviewed this structure and have elected not to renew this coverage upon its expiration. With our current diversification in the subject lines of business and our management of the gross limits on the business written, we do not believe the cost of renewing the program is commensurate with its projected benefit.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The following table summarizes the gross and net carried reserves as of March 31, 2007 and December 31, 2006 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	March 31, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$1,689	$1,715
Gross IBNR Reserves	4,025	3,814

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,714	$5,529

Net Case Reserves	$1,352	$1,350
Net IBNR Reserves	3,034	2,921

Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,386	$4,271

LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.
Results of Operations

Three months ended March 31	2007	2006
(In millions)

Net earned premiums	$156	$163
Net investment income	161	187
Net operating income (loss)	2	(3)
Net realized investment gains (losses), after-tax	1	(7)
Net income (loss)	3	(10)
Net earned premiums for Life and Group Non-Core decreased $7 million for the three months ended March 31, 2007 as compared with the same period in 2006. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results increased $13 million for the three months ended March 31, 2007 as compared with the same period in 2006. The increase in net results was primarily due to improved net realized investment results and an increase in life settlement contract results. The decrease in net investment income was more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including Asbestos, Environmental Pollution and Mass Tort (APMT) and intrasegment eliminations.
Results of Operations

Three months ended March 31	2007	2006
(In millions)

Net investment income	$78	$68
Revenues	84	53
Net operating income (loss)	9	(10)
Net realized investment gains (losses), after-tax	10	(3)
Net income (loss)	19	(13)
Revenues increased $31 million for the three months ended March 31, 2007 as compared with the same period in 2006. The increase in revenues was primarily due to improved net realized investment results and increased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results increased $32 million for the three months ended March 31, 2007 as compared with the same period in 2006. The increase in net results was primarily due to increased revenues as discussed above, decreased net prior year development and a loss in 2006 related to a commutation. These favorable impacts were partially offset by an increase in interest costs on corporate debt and increased current accident year losses related to mass torts.
Unfavorable premium development of $2 million was recorded for the three months ended March 31, 2007. There was no claim and allocated claim adjustment expense reserve development recorded for the three months ended March 31, 2007. Unfavorable net prior year development of $14 million was recorded for the three months ended March 31, 2006, including $7 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $7 million of unfavorable premium development.
The following table summarizes the gross and net carried reserves as of March 31, 2007 and December 31, 2006 for Corporate and Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	March 31, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$2,484	$2,511
Gross IBNR Reserves	3,291	3,528

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,775	$6,039

Net Case Reserves	$1,469	$1,453
Net IBNR Reserves	1,864	1,999

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,333	$3,452

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
Further information on APMT claim and claim adjustment expense reserves and net prior year development is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
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
As a result of bankruptcies and insolvencies, we had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants were added to existing lawsuits and were named in new asbestos bodily injury lawsuits. During the last few years the rate of new bodily injury claims had moderated and most recently the new claims filing rate has decreased although the number of policyholders claiming coverage for asbestos related claims has remained relatively constant in the past several years.
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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 79% and 80% of our total active asbestos accounts are classified as small accounts at March 31, 2007 and December 31, 2006.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The tables below depict our overall pending asbestos accounts and associated reserves at March 31, 2007 and December 31, 2006.
Pending Asbestos Accounts and Associated Reserves
March 31, 2007

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	16	$15	$172	12%
Wellington	3	—	14	1
Coverage in place	37	36	79	6

Total with settlement agreements	56	51	265	19

Other policyholders with active accounts
Large asbestos accounts	223	7	257	18
Small asbestos accounts	1,062	3	93	7

Total other policyholders	1,285	10	350	25

Assumed reinsurance and pools	—	3	139	10
Unassigned IBNR	—	—	634	46

Total	1,341	$64	$1,388	100%

Pending Asbestos Accounts and Associated Reserves
December 31, 2006

		Net Paid
		(Recovered) Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	15	$22	$171	12%
Wellington	3	(1)	14	1
Coverage in place	38	(18)	132	9

Total with settlement agreements	56	3	317	22

Other policyholders with active accounts
Large asbestos accounts	220	76	254	17
Small asbestos accounts	1,080	17	101	7

Total other policyholders	1,300	93	355	24

Assumed reinsurance and pools	—	6	141	10
Unassigned IBNR	—	—	639	44

Total	1,356	$102	$1,452	100%

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
Environmental Pollution and Mass Tort
Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry has been involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) and comparable state statutes (mini-Superfunds) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (PRPs). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (EPA) and included on its National Priorities List (NPL). State authorities have designated many cleanup sites as well.
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
The tables below depict our overall pending environmental pollution accounts and associated reserves at March 31, 2007 and December 31, 2006.
Pending Environmental Pollution Accounts and Associated Reserves
March 31, 2007

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2007	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	9	$4	$6	2%
Coverage in place	18	1	14	5

Total with Settlement Agreements	27	5	20	7

Other Policyholders with Active Accounts
Large pollution accounts	111	2	52	19
Small pollution accounts	325	1	46	17

Total Other Policyholders	436	3	98	36

Assumed Reinsurance & Pools	—	—	32	11
Unassigned IBNR	—	—	127	46

Total	463	$8	$277	100%

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Pending Environmental Pollution Accounts and Associated Reserves
December 31, 2006

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

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2007	2006
(In millions)

Fixed maturity securities	$496	$415
Short term investments	50	65
Limited partnerships	52	74
Equity securities	5	6
Income from trading portfolio (a)	3	42
Interest on funds withheld and other deposits	(1)	(25)
Other	11	3

Gross investment income	616	580
Investment expense	(8)	(10)

Net investment income	$608	$570

(a) The change in net unrealized gains on trading securities, included in net investment income, was $2 million for the three months ended March 31, 2007 and 2006.
Net investment income increased by $38 million for the three months ended March 31, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base, improved period over period yields and a reduction of interest expense on funds withheld and other deposits. During 2006, we commuted several significant finite reinsurance contracts which contained interest crediting provisions. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. These increases were partially offset by a decrease in net investment income from limited partnerships and the trading portfolio. The decrease in income from the trading portfolio was largely offset by a corresponding

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.
The bond segment of the investment portfolio yielded approximately 5.8% and 5.3% for the three months ended March 31, 2007 and 2006.
Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$2	$4
Corporate and other taxable bonds	25	(20)
Tax-exempt bonds	(11)	25
Asset-backed bonds	(33)	(9)

Total fixed maturity securities	(17)	—
Equity securities	3	3
Derivative securities	(8)	7
Short term investments	—	(2)
Other, net of participating policyholders’ interest	1	—

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(21)	8
Allocated to participating policyholders’ and minority interest	—	1

Income tax (expense) benefit	8	(8)

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(13)	$1

Net realized investment results decreased by $14 million for the three months ended March 31, 2007 compared with the same period of 2006. The decrease in net realized investment results was primarily driven by an increase in interest rate related other-than-temporary impairment (OTTI) losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the three months ended March 31, 2007, OTTI losses of $57 million were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. This compares to OTTI losses for the three months ended March 31, 2006 of $7 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was largely offset by an increase in net realized results in the corporate and other taxable bonds sector.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $27 million as of March 31, 2007. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association (ISDA) Master Agreements that specify certain limits over which collateral is exchanged. As of March 31, 2007, we provided $39 million of cash as collateral for over-the-counter derivative instruments.
A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, we segregate assets for asset/liability management purposes.
We classify our fixed maturity securities and our equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income.
The following table provides further detail of gross realized gains and gross realized losses, which include OTTI losses, on available-for-sale fixed maturity securities and equity securities.
Realized Gains and Losses

Three months ended March 31	2007	2006
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$98	$77
Gross realized losses	(115)	(77)

Net realized losses on fixed maturity securities	(17)	—

Equity securities:
Gross realized gains	7	4
Gross realized losses	(4)	(1)

Net realized gains on equity securities	3	3

Net realized gains (losses) on fixed maturity and equity securities	$(14)	$3

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The following table provides details of the largest realized losses from sales of securities aggregated by issuer including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.
Largest Realized Losses from Securities Sold at a Loss

Three months ended March 31, 2007	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury. Securities sold due to inflationary outlook and asset class reallocation.	$3,590	$18	0-6

Total	$3,590	$18

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.
Carrying Value of Investments

	March 31,		December 31,
	2007	%	2006	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,635	10%	$5,138	12%
Asset-backed securities	12,484	28	13,677	31
States, municipalities and political subdivisions – tax-exempt	5,665	13	5,146	12
Corporate securities	7,003	16	7,132	16
Other debt securities	3,699	8	3,642	8
Redeemable preferred stock	1,033	2	912	2

Total fixed maturity securities available-for-sale	34,519	77	35,647	81

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	3	—	2	—
Asset-backed securities	57	—	55	—
Corporate securities	120	—	133	1
Other debt securities	19	—	14	—
Redeemable preferred stock	1	—	—	—

Total fixed maturity securities trading	200	—	204	1

Equity securities available-for-sale:
Common stock	461	1	452	1
Preferred stock	146	1	145	—

Total equity securities available-for-sale	607	2	597	1

Total equity securities trading	66	—	60	—

Short term investments available-for-sale	7,671	17	5,538	13
Short term investments trading	175	—	172	—
Limited partnerships	1,940	4	1,852	4
Other investments	25	—	26	—

Total general account investments	$45,203	100%	$44,096	100%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.
Investments in the general account had a total net unrealized gain of $991 million at March 31, 2007 compared with a net unrealized gain of $966 million at December 31, 2006. The unrealized position at March 31, 2007 was comprised of a net unrealized gain of $734 million for fixed maturities, a net unrealized gain of $256 million for equity securities and a net unrealized gain of $1 million for short term securities. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716 million for fixed maturities, a net unrealized gain of $249 million for equity securities and a net unrealized gain of $1 million for short term securities. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.
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

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2007 in relation to the total of all fixed maturity securities with an unrealized loss by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	12%	4%
Due after one year through five years	43	41
Due after five years through ten years	24	28
Due after ten years	21	27

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale at March 31, 2007 that were in a gross unrealized loss position had a fair value of $182 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of March 31, 2007 and December 31, 2006.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
March 31, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$143	$1	$—	$—	$—	$1
7-12 months	30	1	—	—	—	1
13-24 months	7	—	—	—	—	—
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$182	$2	$—	$—	$—	$2

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
December 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$509	$2	$—	$—	$—	$2
7-12 months	87	1	1	—	—	2
13-24 months	24	—	—	—	—	—
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$622	$3	$1	$—	$—	$4

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at March 31, 2007 or December 31, 2006. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
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
The general account portfolio consists primarily of high quality bonds, 90% and 91% of which were rated as investment grade (rated BBB or higher) at March 31, 2007 and December 31, 2006. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

	March 31,		December 31,
	2007	%	2006	%
(In millions)

U.S. Government and affiliated agency securities	$4,765	14%	$5,285	15%
Other AAA rated	15,386	46	16,311	47
AA and A rated	5,364	16	5,222	15
BBB rated	4,866	14	4,933	14
Non investment-grade	3,304	10	3,188	9

Total	$33,685	100%	$34,939	100%

At March 31, 2007 and December 31, 2006, approximately 95% and 96% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or us.
Non investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in our opinion, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2007 was $220 million which represents 0.5% of our total investment portfolio. These securities were in a net unrealized gain position of $137 million at March 31, 2007. Of these securities, 86% were priced by unrelated third party sources.
Included in our general account fixed maturity securities at March 31, 2007 were $12,541 million of asset-backed securities, at fair value, consisting of approximately 63% in collateralized mortgage obligations (CMOs), 25% in corporate asset-backed obligations, 11% in corporate mortgage-backed pass-through certificates and 1% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service. Of the total asset-backed holdings, less than 8% have an exposure to sub prime mortgage collateral. The sub prime securities that are not investment grade are 0.3% of the total asset-backed holdings.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
The carrying value of the components of the general account short term investment portfolio is presented in the following table.
Short term Investments

	March 31,	December 31,
	2007	2006
(In millions)

Short term investments available-for-sale:
Commercial paper	$2,532	$923
U.S. Treasury securities	1,056	1,093
Money market funds	413	196
Other, including collateral held related to securities lending	3,670	3,326

Total short term investments available-for-sale	7,671	5,538

Short term investments trading:
Commercial paper	41	43
U.S. Treasury securities	1	2
Money market funds	133	127

Total short term investments trading	175	172

Total short term investments	$7,846	$5,710

The fair value of collateral held related to securities lending, included in other short term investments, was $2,914 million and $2,851 million at March 31, 2007 and December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the three months ended March 31, 2007, net cash provided by operating activities was $217 million as compared with $626 million for the same period in 2006. The decrease in cash provided by operating activities is primarily related to decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us. The policyholder fund withdrawals are reflected as financing cash outflows.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2007, net cash used by investing activities was $201 million as compared with $307 million for the same period in 2006. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments.
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the three months ended March 31, 2007, net cash used by financing activities was $26 million as compared with $343 million for the same period in 2006. The decrease in cash used by financing activities is related to decreased policyholder fund withdrawals in 2007 as compared to 2006, which are reflected as Return of investment contract account balances on the Condensed Consolidated Statements of Cash Flows.
We believe that our present cash flows from operating activities, investing activities and financing activities are sufficient to fund our working capital needs.

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
We have an effective shelf registration statement under which we may issue debt or equity securities.
Dividends
On April 25, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share, payable June 11, 2007 to shareholders of record on May 11, 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints. Our ability to pay dividends is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. During 2007, CCC is able to pay approximately $556 million of dividend payments that are not subject to prior approval.
Regulatory Matters
We previously established a plan to reorganize and streamline our U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. The remaining phase of this plan is the merger of Transcontinental Insurance Company, a New York domiciled insurer, into its parent company, National Fire Insurance Company of Hartford, which is a CCC subsidiary. Subject to regulatory approval, this remaining phase is planned to be completed effective December 31, 2007.
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
Accounting Pronouncements
Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157)
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures

CNA FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS, Continued
using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. We are currently evaluating the impact that adopting SFAS 157 will have on our results of operations and financial condition, if any.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)
On February 15, 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 helps to mitigate accounting-induced earnings volatility by enabling companies to report related assets and liabilities at fair value, which may reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.
SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS 159 will have on our results of operations and financial condition, if any.
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

•
the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections of our Annual Report on Form 10-K for the period ended December 31, 2006;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•
the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk components for the three months ended March 31, 2007. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K for the year ended December 31, 2006 for further information.

CNA FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective as of March 31, 2007.
There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

2007 Incentive Compensation Awards to Executive Officers	10.23

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: April 27, 2007	By	/s/ D. Craig Mense D. Craig Mense
Executive Vice President and
Chief Financial Officer