Form 10-Q
period 2007-06-30
CNA FINANCIAL CORP
filed 2007-07-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2007
Common Stock, Par value $2.50	271,646,669

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months		Six months
Period ended June 30	2007	2006	2007	2006
(In millions, except per share data)

Revenues
Net earned premiums	$1,872	$1,892	$3,735	$3,761
Net investment income	671	552	1,279	1,122
Realized investment losses, net of participating policyholders’ and minority interests	(139)	(98)	(160)	(89)
Other revenues	65	66	132	119

Total revenues	2,469	2,412	4,986	4,913

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,473	1,432	2,921	2,924
Amortization of deferred acquisition costs	372	372	753	742
Other operating expenses	260	242	478	499
Restructuring and other related charges	—	(13)	—	(13)
Interest	35	28	69	58

Total claims, benefits and expenses	2,140	2,061	4,221	4,210

Income before income tax and minority interest	329	351	765	703
Income tax expense	(91)	(100)	(223)	(208)
Minority interest	(11)	(10)	(21)	(19)

Income from continuing operations	227	241	521	476
Loss from discontinued operations, net of income tax benefit of $2, $0, $1 and $0	(10)	(2)	(8)	(8)

Net income	$217	$239	$513	$468

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.84	$0.87	$1.92	$1.71
Loss from discontinued operations	(0.04)	(0.01)	(0.03)	(0.03)

Basic and diluted earnings per share available to common stockholders	$0.80	$0.86	$1.89	$1.68

Weighted average outstanding common stock and common stock equivalents

Basic	271.6	256.0	271.5	256.0

Diluted	271.9	256.0	271.8	256.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $34,363 and $35,135)	$34,554	$35,851
Equity securities at fair value (cost of $425 and $408)	685	657
Limited partnership investments	2,012	1,852
Other invested assets	68	26
Short term investments	7,108	5,710

Total investments	44,427	44,096
Cash	80	84
Reinsurance receivables (less allowance for uncollectible receivables of $468 and $469)	8,924	9,478
Insurance receivables (less allowance for doubtful accounts of $358 and $368)	2,218	2,108
Accrued investment income	326	313
Receivables for securities sold	655	303
Deferred acquisition costs	1,197	1,190
Federal income taxes recoverable (includes $19 and $0 due from Loews Corporation)	21	—
Prepaid reinsurance premiums	364	342
Deferred income taxes	1,007	855
Property and equipment at cost (less accumulated depreciation of $580 and $571)	334	277
Goodwill and other intangible assets	142	142
Other assets	559	592
Separate account business	483	503

Total assets	$60,737	$60,283

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$29,184	$29,636
Unearned premiums	3,883	3,784
Future policy benefits	6,871	6,645
Policyholders’ funds	1,000	1,015
Collateral on loaned securities and derivatives	3,099	2,851
Payables for securities purchased	567	221
Participating policyholders’ funds	43	50
Short term debt	150	—
Long term debt	2,006	2,156
Federal income taxes payable (includes $0 and $38 due to Loews Corporation)	—	40
Reinsurance balances payable	528	539
Other liabilities	2,560	2,740
Separate account business	483	503

Total liabilities	50,374	50,180

Commitments and contingencies (Notes D, F, G and I)
Minority interest	352	335

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 271,644,318 and 271,108,480 shares outstanding)	683	683
Additional paid-in capital	2,167	2,166
Retained earnings	7,015	6,486
Accumulated other comprehensive income	235	549
Treasury stock (1,395,925 and 1,931,763 shares), at cost	(39)	(58)

	10,061	9,826
Notes receivable for the issuance of common stock	(50)	(58)

Total stockholders’ equity	10,011	9,768

Total liabilities and stockholders’ equity	$60,737	$60,283

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2007	2006
(In millions)

Cash Flows from Operating Activities:
Net income	$513	$468
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations	8	8
Loss on disposal of property and equipment	3	2
Minority interest	21	19
Deferred income tax provision	7	39
Trading securities activity	(44)	331
Realized investment losses, net of participating policyholders’ and minority interests	160	89
Undistributed earnings of equity method investees	(81)	(44)
Net amortization of bond (discount) premium	(132)	(152)
Depreciation	28	24
Changes in:
Receivables, net	444	223
Deferred acquisition costs	(7)	(14)
Accrued investment income	(13)	16
Federal income taxes recoverable/payable	(61)	118
Prepaid reinsurance premiums	(22)	(48)
Reinsurance balances payable	(11)	21
Insurance reserves	(86)	(370)
Other assets	21	87
Other liabilities	(135)	79
Other, net	(47)	31

Total adjustments	53	459

Net cash flows provided by operating activities-continuing operations	$566	$927

Net cash flows used by operating activities-discontinued operations	$(25)	$(4)

Net cash flows provided by operating activities-total	$541	$923

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(33,938)	$(22,683)
Proceeds from fixed maturity securities:
Sales	31,598	21,130
Maturities, calls and redemptions	2,836	2,163
Purchases of equity securities	(97)	(263)
Proceeds from sales of equity securities	109	120
Change in short term investments	(1,215)	(1,337)
Change in collateral on loaned securities	248	574
Change in other investments	(89)	(95)
Purchases of property and equipment	(87)	(58)
Dispositions	—	7
Other, net	56	(85)

Net cash flows used by investing activities-continuing operations	$(579)	$(527)

Net cash flows provided by investing activities-discontinued operations, including proceeds from disposition	$50	$24

Net cash flows used by investing activities-total	$(529)	$(503)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2007	2006
(In millions)

Cash Flows from Financing Activities:

Dividends paid to stockholders	(27)	—
Proceeds from the issuance of long-term debt	—	12
Principal payments on debt	—	(23)
Return of investment contract account balances	(57)	(407)
Receipts of investment contract account balances	1	1
Stock options exercised	17	2
Other, net	12	2

Net cash flows used by financing activities-continuing operations	$(54)	$(413)

Net cash flows used by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(54)	$(413)

Net change in cash	(42)	7
Net cash transactions from continuing operations to discontinued operations	63	15
Net cash transactions from discontinued operations to continuing operations	(63)	(15)

Cash, beginning of year	124	125

Cash, end of period	$82	$132

Cash-continuing operations	$80	$98
Cash-discontinued operations	2	34

Cash-total	$82	$132

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Six months ended June 30	2007	2006
(In millions)

Preferred Stock
Balance, beginning and end of period	$—	$750

Common Stock
Balance, beginning and end of period	683	645

Additional Paid-in Capital
Balance, beginning of period	2,166	1,701
Stock options exercised and other	1	2

Balance, end of period	2,167	1,703

Retained Earnings
Balance, beginning of period	6,486	5,621
Adjustment to initially apply FSP 85-4-1, net of tax	38	—
Adjustment to initially apply FIN 48	5	—

Adjusted balance, beginning of period	6,529	5,621
Dividends paid to stockholders	(27)	—
Net income	513	468

Balance, end of period	7,015	6,089

Accumulated Other Comprehensive Income
Balance, beginning of period	549	359
Other comprehensive loss	(314)	(486)

Balance, end of period	235	(127)

Treasury Stock
Balance, beginning of period	(58)	(67)
Stock options exercised and other	19	—

Balance, end of period	(39)	(67)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(58)	(59)
Decrease in notes receivable for the issuance of common stock	8	1

Balance, end of period	(50)	(58)

Total Stockholders’ Equity	$10,011	$8,935

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of June 30, 2007.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2006. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
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
Prior to 2002, the Company purchased investments in life settlement contracts. Under a life settlement contract, the Company obtained the ownership and beneficiary rights of an underlying life insurance policy. The Company elected to account for its investment in life settlement contracts using the fair value method and the initial impact upon adoption of FSP 85-4-1 under the fair value method was an increase to retained earnings of $38 million, net of tax.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007. Amounts presented related to the prior year were accounted for under the previous accounting guidance, FTB 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Condensed Consolidated Statement of Operations when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Condensed Consolidated Statement of Operations. The Company’s investment in life settlement contracts of $108 million at June 30, 2007 is included in Other assets on the Condensed Consolidated Balance Sheet. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows for both periods presented.
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
The following table details the values for life settlement contracts as of June 30, 2007.

June 30, 2007	Number of Life Settlement	Fair Value of Life Settlement	Face Amount of Life Insurance
	Contracts	Contracts	Policies
		(In millions)	(In millions)

Estimated maturity during:
2007	40	$4	$25
2008	80	9	51
2009	80	9	50
2010	80	9	50
2011	80	9	50
Thereafter	1,086	68	541

Total	1,446	$108	$767

The unrealized gain (change in fair value) recognized for the three and six months ended June 30, 2007 on contracts still being held on June 30, 2007 is $2 million and $3 million. The gain recognized during the three and six months ended June 30, 2007 on contracts that matured is $7 million and $21 million.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2007 and 2006, less than one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.
The computation of earnings per share is as follows:

Earnings Per Share
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions, except per share amounts)

Income from continuing operations	$227	$241	$521	$476
Less: undeclared preferred stock dividend	—	(19)	—	(38)

Income from continuing operations available to common stockholders	$227	$222	$521	$438

Weighted average outstanding common stock and common stock equivalents	271.6	256.0	271.5	256.0
Effect of dilutive securities, employee stock options and appreciation rights	0.3	—	0.3	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	271.9	256.0	271.8	256.0

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.84	$0.87	$1.92	$1.71

The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue for approximately $993 million, a price equal to the liquidation preference.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Investments
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities	$526	$480	$1,022	$895
Short term investments	39	58	89	123
Limited partnerships	71	53	123	127
Equity securities	6	8	11	14
Income (loss) from trading portfolio (a)	40	(9)	43	33
Interest on funds withheld and other deposits	—	(30)	(1)	(55)
Other	12	5	23	8

Gross investment income	694	565	1,310	1,145
Investment expense	(23)	(13)	(31)	(23)

Net investment income	$671	$552	$1,279	$1,122

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $1 million and $3 million for the three and six months ended June 30, 2007 and $(6) million and $(4) million for the three and six months ended June 30, 2006.
The components of realized investment results for available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$(96)	$—	$(94)	$4
Corporate and other taxable bonds	(50)	(76)	(25)	(96)
Tax-exempt bonds	(42)	(14)	(53)	11
Asset-backed bonds	(77)	(5)	(110)	(14)
Redeemable preferred stock	(1)	(1)	(1)	(1)

Total fixed maturity securities	(266)	(96)	(283)	(96)
Equity securities	11	3	14	6
Derivative securities	115	(2)	107	5
Short term investments	—	(2)	—	(4)
Other, net of participating policyholders’ interest	—	(2)	1	(2)

Realized investment losses before allocation to participating policyholders’ and minority interests	(140)	(99)	(161)	(91)
Allocated to participating policyholders’ and minority interests	1	1	1	2

Realized investment losses	$(139)	$(98)	$(160)	$(89)

Realized investment losses for the three months ended June 30, 2007 included other-than-temporary impairment (OTTI) losses of $176 million, recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compared to OTTI losses for the three months ended June 30, 2006 of $31 million recorded primarily in the corporate and other taxable bonds sector.
Realized investment losses for the six months ended June 30, 2007 included OTTI losses of $263 million, recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compared to OTTI losses for the six months ended June 30, 2006 of $41 million recorded primarily in the corporate and other taxable bonds sector.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following tables provide a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and Equity Securities
	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
June 30, 2007	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,581	$64	$3	$1	$3,641
Asset-backed securities	11,004	14	84	194	10,740
States, municipalities and political subdivisions – tax-exempt	7,864	128	48	7	7,937
Corporate securities	7,167	212	33	10	7,336
Other debt securities	3,509	158	15	6	3,646
Redeemable preferred stock	1,039	23	7	—	1,055

Total fixed maturity securities available-for-sale	34,164	599	190	218	34,355

Total fixed maturity securities trading	199	—	—	—	199

Equity securities available-for-sale:
Common stock	219	252	1	—	470
Preferred stock	132	9	—	—	141

Total equity securities available-for-sale	351	261	1	—	611

Total equity securities trading	74	—	—	—	74

Total	$34,788	$860	$191	$218	$35,239

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at June 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging
	June 30, 2007		December 31, 2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$10,467	$133	$9,829	$24
7-12 months	1,017	51	1,267	12
13-24 months	3,644	129	5,248	127
Greater than 24 months	2,227	88	1,022	41

Total investment grade	17,355	401	17,366	204

Non-investment grade:
0-6 months	1,089	5	509	2
7-12 months	14	1	87	2
13-24 months	17	1	24	—
Greater than 24 months	2	—	2	—

Total non-investment grade	1,122	7	622	4

Total fixed maturity securities	18,477	408	17,988	208

Equity securities:
0-6 months	13	—	10	1
7-12 months	2	1	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	18	1	14	1

Total fixed maturity and equity securities	$18,495	$409	$18,002	$209

At June 30, 2007, the carrying value of the general account fixed maturities was $34,554 million, representing 78% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $408 million in gross unrealized losses, consisting of asset-backed securities which represented 68%, municipal securities which represented 13%, corporate bonds which represented 11%, and all other fixed maturity securities which represented 8%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,922 securities which were, in aggregate, approximately 2% below amortized cost.
Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at June 30, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of June 30, 2007 is presented below.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed securities guaranteed by an agency of the U.S. government. There were 362 agency mortgage-backed pass-through securities and 4 agency collateralized mortgage obligations (CMOs) in an unrealized loss position as of June 30, 2007. The aggregate severity of the

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
unrealized loss on these securities was approximately 5% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
The remainder of the holdings in this category are corporate mortgage-backed pass-through securities, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 736 securities in an unrealized loss position with over 82% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was approximately 3% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of June 30, 2007, there was no adverse change in estimated cash flows noted for the securities held subject to EITF 99-20, which have an aggregate unrealized loss of $27 million and an aggregate severity of the unrealized loss of approximately 3% of amortized cost.
Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.
States, Municipalities and Political Subdivisions – Tax-Exempt Securities
The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 318 securities in an unrealized loss position with 80% of these unrealized losses related to securities A rated or above where the cash flows are secured by the credit of the issuer. The aggregate severity of the unrealized loss was approximately 2% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.
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
Of the unrealized losses in this category, over 82% relate to securities rated as investment grade (rated BBB- or higher). The total holdings in this category are diversified across 11 industry sectors and 341 securities. The aggregate severity of the unrealized loss was approximately 1% of amortized cost. Within corporate bonds, the largest industry sectors were financial, communications and energy, which as a percentage of total gross unrealized losses were 37%, 14% and 12% at June 30, 2007. The decline in fair value was primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Investment Commitments
As of June 30, 2007 and December 31, 2006, the Company had committed approximately $188 million and $109 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2007 and December 31, 2006, the Company had commitments to purchase $141 million and $60 million, and sell $14 million and $21 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2007 and December 31, 2006, the Company had obligations on unfunded bank loan participations in the amount of $16 million and $29 million.
Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

General account
Without hedge designation
Swaps	$115	$—	$108	$6
Futures sold, not yet purchased	—	—	—	2
Currency forwards	—	(2)	(1)	(2)
Commitments to purchase government and municipal securities (TBAs)	1	1	1	—

Trading activities
Futures purchased	32	(18)	27	11
Futures sold, not yet purchased	1	2	1	2
Currency forwards	(1)	(1)	(1)	—

Total	$148	$(18)	$135	$19

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

Derivative Financial Instruments
		Estimated
	Contractual/	Fair Value
June 30, 2007	Notional	Asset
(In millions)	Amount	(Liability)

General account
Without hedge designation
Swaps	$5,697	$43
Currency forwards	36	(1)
Commitments to purchase government and municipal securities (TBAs)	99	—
Equity warrants	6	2
Options embedded in convertible debt securities	9	—

Trading activities
Futures purchased	728	(1)
Futures sold, not yet purchased	175	1
Currency forwards	40	—

Total general account	$6,790	$44

Separate accounts
Options written	$3	$—

Total separate accounts	$3	$—

Derivative Financial Instruments
		Estimated
	Contractual/	Fair Value
December 31, 2006	Notional	Asset
(In millions)	Amount	(Liability)

General account
Without hedge designation
Swaps	$4,795	$(30)
Currency forwards	8	—
Equity warrants	6	2
Options embedded in convertible debt securities	9	—

Trading activities
Futures purchased	722	(3)
Futures sold, not yet purchased	79	—
Currency forwards	25	—

Total general account	$5,644	$(31)

Separate accounts
Options written	$1	$—

Total separate accounts	$1	$—

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $12 million and $6 million for the three months ended June 30, 2007 and 2006 and $44 million and $18 million for the six months ended June 30, 2007 and 2006. Catastrophe losses in 2007 related primarily to tornadoes, floods and winter storms. Catastrophe losses in 2006 related primarily to tornadoes. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed these estimates.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves
	June 30, 2007		December 31, 2006
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,456	$608	$2,635	$647
Ceded reserves	(1,090)	(215)	(1,183)	(231)

Net reserves	$1,366	$393	$1,452	$416

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
As of June 30, 2007 and December 31, 2006, CNA carried approximately $1,366 million and $1,452 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $3 million and $1 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2007 and 2006. The Company paid asbestos-related claims, net of reinsurance recoveries, of $89 million and $50 million for the six months ended June 30, 2007 and 2006. On February 2, 2007, CNA paid $31 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.

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
On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The court has held a confirmation hearing on the bankruptcy plan containing an injunction to protect CNA from any future claims and the parties are awaiting a ruling on confirmation.
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey. However, under New York court rules, asbestos claims are not cognizable unless they meet certain minimum medical impairment standards. Since 2002, when these court rules were adopted, only a small portion of such claims have met medical impairment criteria under New York court rules and as to the remaining claims, Keasbey’s involvement at a number of work sites is a highly contested issue.
CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA has noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling, and CNA expects other parties to file cross appeals. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The litigation involves disputes over the confirmation of the Plan of Reorganization

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
in bankruptcy, the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). A confirmation hearing relating to that Plan is anticipated in 2007 or 2008. Coverage issues will be determined in a later proceeding. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds, but the court has not yet acted on the petition. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
Environmental Pollution and Mass Tort
As of June 30, 2007 and December 31, 2006, CNA carried approximately $393 million and $416 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. The Company recorded $1 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2007. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2006. The Company recorded $30 million and $20 million of current accident year losses related to mass tort for the six months ended June 30, 2007 and 2006. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $54 million and $69 million for the six months ended June 30, 2007 and 2006.
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
Net Prior Year Development
The development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The development presented below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Three Month Comparison
     The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the three months ended June 30, 2007 and 2006.

Net Prior Year Development
Three months ended June 30, 2007
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$(33)	$(1)	$8	$(26)
APMT	—	—	4	4

Pretax unfavorable (favorable) net prior year development before impact of premium development	(33)	(1)	12	(22)

Pretax unfavorable (favorable) premium development	14	2	(5)	11

Total pretax unfavorable (favorable) net prior year development	$(19)	$1	$7	$(11)

Net Prior Year Development
Three months ended June 30, 2006
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$5	$(2)	$5	$8
APMT	—	—	—	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	5	(2)	5	8

Pretax unfavorable (favorable) premium development	(24)	2	(3)	(25)

Total pretax unfavorable (favorable) net prior year development	$(19)	$—	$2	$(17)

2007 Net Prior Year Development
The following discussion relates to net prior year development recorded for Standard Lines and Corporate and Other Non-Core for the three months ended June 30, 2007.
Standard Lines
Approximately $33 million of favorable claim and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity on claims related to large property products, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual case reserve estimates.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Additional unfavorable prior year reserve development was recorded in the workers’ compensation line of business as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. Additional favorable development was recorded in the commercial automobile, monoline general liability and umbrella product lines. This favorable development was due to improved severity in recent accident years.
Approximately $14 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on large account retro policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim adjustment expense reserve development is due to lower than anticipated frequency and severity.
Corporate and Other Non-Core
Approximately $6 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.
2006 Net Prior Year Development
The following discussion relates to net prior year development recorded for Standard Lines for the three months ended June 30, 2006.
Standard Lines
Approximately $37 million of unfavorable claim and allocated claim adjustment expense reserve development primarily relates to continued claim cost inflation for workers’ compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
Six Month Comparison
The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the six months ended June 30, 2007 and 2006.

Net Prior Year Development
Six months ended June 30, 2007
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$(20)	$6	$8	$(6)
APMT	—	—	4	4

Pretax unfavorable (favorable) net prior year development before impact of premium development	(20)	6	12	(2)

Pretax favorable premium development	(13)	(7)	(3)	(23)

Total pretax unfavorable (favorable) net prior year development	$(33)	$(1)	$9	$(25)

Net Prior Year Development
Six months ended June 30, 2006
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$64	$3	$11	$78
APMT	—	—	1	1

Pretax unfavorable net prior year development before impact of premium development	64	3	12	79

Pretax unfavorable (favorable) premium development	(73)	(6)	4	(75)

Total pretax unfavorable (favorable) net prior year development	$(9)	$(3)	$16	$4

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
2007 Net Prior Year Development
The following discussion relates to net prior year development recorded for Standard Lines and Corporate and Other Non-Core for the six months ended June 30, 2007.
Standard Lines
Approximately $46 million of favorable premium development was recorded primarily as a result of additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was partially offset by $30 million of unfavorable claim and allocated claim adjustment expense reserve development related to this premium.
Approximately $16 million of unfavorable premium development was taken due to a change in estimate of the Company’s exposure related to its participation in the involuntary pools. This unfavorable premium development was partially offset by $9 million of related favorable claim and allocated claim adjustment expense reserve development.
The remaining net prior year development recorded relates primarily to the items included in the three month discussion.
Corporate and Other Non-Core
The net prior year development recorded for the six months ended June 30, 2007 relates to the items included in the three month discussion.
2006 Net Prior Year Development
The following discussion relates to net prior year development recorded for Standard Lines and Corporate and Other Non-Core for the six months ended June 30, 2006.
Standard Lines
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
Approximately $19 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.
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
Additional unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers’ compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.
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
Corporate and Other Non-Core
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
Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. By an order entered on April 5, 2007, the Court dismissed the plaintiffs’ complaints but gave plaintiffs another opportunity to amend their claims. On May 22, 2007, the plaintiffs filed an amended complaint, and on June 21, 2007, the defendants filed a motion to dismiss this complaint. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. On August 3, 2006, the Court granted in part and denied in part CCC’s motion to dismiss the Estate Representative’s Amended Complaint. The case is now in discovery. CCC believes it has meritorious defenses to the remaining claims in this action and intends to defend the case vigorously.
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
A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, the most recent amount of incurred losses under these Treaties reported by John Hancock was $295 million, although CNA believes that Hancock’s ultimate losses will probably materially exceed incurred losses reported to date under the Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.
CNA has instituted arbitration proceedings against John Hancock seeking rescission of the Treaties. The hearing before the arbitration panel commenced in April 2007 and final arguments are scheduled for September 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings, although the outcome of the arbitration cannot be guaranteed with any certainty.

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
The parties recently reached a tentative agreement in principle to resolve this matter and are in the process of negotiating a formal settlement agreement. Based on the facts and circumstances presently known and the terms of the tentative settlement agreement, in the opinion of management, the outcome will not materially affect the equity or results of operations of the Company.
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California long term health care policyholders, alleging that CCC and CNAF knowingly used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. The plaintiff asserts claims for intentional fraud, negligent misrepresentation, and violations of various California statutes. CCC and CNAF have denied the material allegations of the amended complaint and intend to vigorously contest the claims. On January 26, 2007, the court certified the case to proceed as a class action. CCC and CNAF have appealed the grant of class certification to the Ninth Circuit Court of Appeals. The Ninth Circuit refused to hear the appeal on an interlocutory basis. In April 2007, the Court denied CCC’s and CNAF’s motions for summary judgment with the exception of the motion relating to plaintiffs’ claim under the California Legal Remedies Act (CLRA), which was dismissed. The claim under CLRA involved a provision for claims of awards for attorneys’ fees and enhanced damages. In June 2007, CCC and CNAF filed a motion to reconsider the denial of summary judgment on the fraud claim. In July 2007, the Court denied the motion for reconsideration. Discovery has been proceeding and a trial is scheduled for October 2, 2007.
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
The components of net periodic benefit costs are presented in the following table.

Net Periodic Benefit Costs
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Pension benefits
Service cost	$5	$5	$12	$13
Interest cost on projected benefit obligation	35	35	73	72
Expected return on plan assets	(44)	(40)	(87)	(80)
Prior service cost amortization	1	—	1	1
Actuarial loss	2	7	6	17

Net periodic pension (benefit) cost	$(1)	$7	$5	$23

Postretirement benefits
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	3	1	5	4
Prior service cost amortization	(4)	(6)	(9)	(13)
Actuarial loss	—	1	1	2

Net periodic postretirement benefit	$(1)	$(4)	$(2)	$(6)

For the six months ended June 30, 2007, $20 million of contributions have been made to the pension plans and $8 million to the postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $4 million to the pension plans and $4 million to the postretirement healthcare and life insurance benefit plans during the remainder of 2007.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note I. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
The Company is obligated to make future payments totaling $244 million for non-cancelable operating leases primarily for office space, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $23 million in 2007; $38 million in 2008; $36 million in 2009; $33 million in 2010; $29 million in 2011; and $85 million in 2012 and beyond.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2007 that the Company could be required to pay under this guarantee are approximately $231 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2007 there were approximately $23 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $7 million as of June 30, 2007. Estimated future minimum payments under these contracts are $4 million in 2007 and $3 million in 2008.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $997 million, including amounts related to a sold discontinued operation.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2007, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of June 30, 2007 and December 31, 2006, the Company has recorded approximately $24 million and $28 million of liabilities related to these indemnification agreements.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note J. Comprehensive Income (Loss)
The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)
	Three months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Net income	$217	$239	$513	$468

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of $174, $148, $146 and $280	(324)	(276)	(272)	(520)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $13, $1, $33 and $4	(27)	(1)	(62)	(8)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of $187, $149, $179 and $284	(351)	(277)	(334)	(528)
Net change in unrealized gains (losses) on discontinued operations and other, net of tax (expense) benefit of $1, $0, $0 and $2	(2)	—	(1)	1
Net change in foreign currency translation adjustment	12	24	5	27
Net change related to pensions, net of tax (expense) benefit of $0, $0, $(1) and $0	(1)	—	3	(1)
Allocation to participating policyholders’ and minority interests	14	6	13	15

Other comprehensive loss, net of tax benefit of $188, $149, $178 and $286	(328)	(247)	(314)	(486)

Total comprehensive income (loss)	$(111)	$(8)	$199	$(18)

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
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes these financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or impairment of investments that produce realized gains and losses. Net realized investment gains and losses are comprised of after-tax realized investment gains and losses, net of participating policyholders’ and minority interests.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2007
(In millions)

Net earned premiums	$1,055	$657	$157	$4	$(1)	$1,872
Net investment income	277	120	188	86	—	671
Other revenues	22	47	6	—	(10)	65

Total operating revenues	1,354	824	351	90	(11)	2,608

Claims, benefits and expenses:
Net incurred claims and benefits	711	401	326	37	—	1,475
Policyholders’ dividends	(4)	1	1	—	—	(2)
Amortization of deferred acquisition costs	231	137	4	—	—	372
Other insurance related expenses	110	34	44	11	(1)	198
Other expenses	30	33	8	36	(10)	97

Total claims, benefits and expenses	1,078	606	383	84	(11)	2,140

Operating income (loss) from continuing operations before income tax and minority interest	276	218	(32)	6	—	468
Income tax (expense) benefit on operating income (loss)	(87)	(72)	19	1	—	(139)
Minority interest	(2)	(8)	—	(1)	—	(11)

Net operating income (loss) from continuing operations	187	138	(13)	6	—	318

Realized investment losses, net of participating policyholders’ and minority interests	(69)	(29)	(18)	(23)	—	(139)
Income tax benefit on realized investment losses	24	9	6	9	—	48

Income (loss) from continuing operations	$142	$118	$(25)	$(8)	$—	$227

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Six months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2007
(In millions)

Net earned premiums	$2,115	$1,305	$313	$4	$(2)	$3,735
Net investment income	536	230	349	164	—	1,279
Other revenues	45	88	18	2	(21)	132

Total operating revenues	2,696	1,623	680	170	(23)	5,146

Claims, benefits and expenses:
Net incurred claims and benefits	1,449	799	599	71	—	2,918
Policyholders’ dividends	1	2	—	—	—	3
Amortization of deferred acquisition costs	473	271	9	—	—	753
Other insurance related expenses	176	74	95	15	(2)	358
Other expenses	55	71	17	67	(21)	189

Total claims, benefits and expenses	2,154	1,217	720	153	(23)	4,221

Operating income (loss) from continuing operations before income tax and minority interest	542	406	(40)	17	—	925
Income tax (expense) benefit on operating income (loss)	(173)	(134)	29	(1)	—	(279)
Minority interest	(4)	(16)	—	(1)	—	(21)

Net operating income (loss) from continuing operations	365	256	(11)	15	—	625

Realized investment losses, net of participating policyholders’ and minority interests	(97)	(39)	(17)	(7)	—	(160)
Income tax benefit on realized investment losses	34	13	6	3	—	56

Income (loss) from continuing operations	$302	$230	$(22)	$11	$—	$521

June 30, 2007
(In millions)

Reinsurance receivables	$3,087	$1,351	$2,273	$2,681	$—	$9,392

Insurance receivables	$2,109	$449	$67	$(49)	$—	$2,576

Insurance reserves:
Claim and claim adjustment expense	$14,786	$5,845	$3,072	$5,481	$—	$29,184
Unearned premiums	2,136	1,573	172	4	(2)	3,883
Future policy benefits	—	—	6,871	—	—	6,871
Policyholders’ funds	25	—	975	—	—	1,000

Deferred acquisition costs	$415	$291	$491	$—	$—	$1,197

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Six months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
June 30, 2006
(In millions)

Net earned premiums	$2,182	$1,261	$322	$(2)	$(2)	$3,761
Net investment income	466	186	325	145	—	1,122
Other revenues	33	74	36	2	(26)	119

Total operating revenues	2,681	1,521	683	145	(28)	5,002

Claims, benefits and expenses:
Net incurred claims and benefits	1,521	760	572	59	1	2,913
Policyholders’ dividends	8	2	1	—	—	11
Amortization of deferred acquisition costs	476	258	8	—	—	742
Other insurance related expenses	204	78	93	16	(3)	388
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	38	68	26	63	(26)	169

Total claims, benefits and expenses	2,247	1,166	700	125	(28)	4,210

Operating income (loss) from continuing operations before income tax and minority interest	434	355	(17)	20	—	792
Income tax (expense) benefit on operating income (loss)	(129)	(117)	19	(7)	—	(234)
Minority interest	(5)	(14)	—	—	—	(19)

Net operating income from continuing operations	300	224	2	13	—	539

Realized investment losses, net of participating policyholders’ and minority interests	(24)	(10)	(46)	(9)	—	(89)
Income tax (expense) benefit on realized investment losses	9	3	16	(2)	—	26

Income (loss) from continuing operations	$285	$217	$(28)	$2	$—	$476

December 31, 2006
(In millions)

Reinsurance receivables	$3,260	$1,296	$2,378	$3,013	$—	$9,947

Insurance receivables	$2,053	$424	$52	$(53)	$—	$2,476

Insurance reserves:
Claim and claim adjustment expense	$14,934	$5,529	$3,134	$6,039	$—	$29,636
Unearned premiums	2,007	1,599	173	5	—	3,784
Future policy benefits	—	—	6,645	—	—	6,645
Policyholders’ funds	35	—	980	—	—	1,015

Deferred acquisition costs	$407	$283	$500	$—	$—	$1,190

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

Revenue by Line of Business
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Standard Lines
Property	$321	$305	$638	$592
Casualty	767	821	1,585	1,708
CNA Global	197	184	376	357

Standard Lines revenue	1,285	1,310	2,599	2,657

Specialty Lines
US Specialty Lines	605	579	1,213	1,160
Surety	117	108	227	210
Warranty	73	73	144	141

Specialty Lines revenue	795	760	1,584	1,511

Life and Group Non-Core
Life & Annuity	98	58	179	166
Health	219	207	452	431
Other	16	22	32	40

Life and Group Non-Core revenue	333	287	663	637

Corporate and Other Non-Core
CNA Re	25	26	72	43
Other	42	43	91	93

Corporate and Other Non-Core revenue	67	69	163	136

Eliminations	(11)	(14)	(23)	(28)

Total revenue	$2,469	$2,412	$4,986	$4,913

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note L. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. As of June 30, 2007, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, and marine liabilities.
Results of the discontinued operations were as follows:

Discontinued Operations
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Revenues:
Net investment income	$3	$4	$9	$8
Realized investment gains (losses) and other	4	(3)	2	(3)

Total revenues	7	1	11	5
Insurance related expenses	(19)	(3)	(20)	(13)

Loss before income taxes	(12)	(2)	(9)	(8)
Income tax benefit	2	—	1	—

Loss from discontinued operations, net of tax	$(10)	$(2)	$(8)	$(8)

On May 4, 2007, the Company sold Continental Management Services Limited (CMS), its United Kingdom discontinued operations subsidiary, to Tawa UK Limited, a subsidiary of Artemis Group, a diversified French-based holding company. In anticipation of the sale, the Company recorded an impairment loss of $29 million in 2006. Upon closing of the transaction in the second quarter of 2007, the loss was reduced by approximately $3 million. The assets and liabilities sold were $239 million and $157 million at December 31, 2006. Net loss for this business through the date of the sale was less than $1 million and $3 million for the three months ended June 30, 2007 and 2006, and $1 million and $7 million for the six months ended June 30, 2007 and 2006. The Company’s subsidiary, The Continental Corporation, provided a guarantee for a portion of the liabilities related to certain marine products. The sale agreement included provisions that significantly limit the Company’s exposure related to this guarantee.
Net assets of discontinued operations, included in Other assets on the Condensed Consolidated Balance Sheets, were as follows:

Discontinued Operations
(In millions)	June 30, 2007	December 31, 2006

Assets:
Investments	$147	$317
Reinsurance receivables	1	33
Cash	2	40
Other assets	22	3

Total assets	172	393

Liabilities:
Insurance reserves	169	308
Other liabilities	3	17

Total liabilities	172	325

Net assets of discontinued operations	$—	$68

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At June 30, 2007 and December 31, 2006, the insurance reserves are net of discount of $77 million and $94 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.
Note M. Restructuring and Other Related Charges
In 2001, the Company finalized and approved a restructuring plan. During the second quarter of 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability was no longer required as the Company had completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in pre-tax income of $13 million for the three and six months ended June 30, 2006.

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
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note F of the Condensed Consolidated Financial Statements included under Item 1.

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

	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions, except per share data)

Revenues
Net earned premiums	$1,872	$1,892	$3,735	$3,761
Net investment income	671	552	1,279	1,122
Other revenues	65	66	132	119

Total operating revenues	2,608	2,510	5,146	5,002

Claims, Benefits and Expenses
Net incurred claims and benefits	1,475	1,426	2,918	2,913
Policyholders’ dividends	(2)	6	3	11
Amortization of deferred acquisition costs	372	372	753	742
Other insurance related expenses	198	182	358	388
Restructuring and other related charges	—	(13)	—	(13)
Other expenses	97	88	189	169

Total claims, benefits and expenses	2,140	2,061	4,221	4,210

Operating income from continuing operations before income tax and minority interest	468	449	925	792
Income tax expense on operating income	(139)	(134)	(279)	(234)
Minority interest	(11)	(10)	(21)	(19)

Net operating income from continuing operations	318	305	625	539

Realized investment losses, net of participating policyholders’ and minority interests	(139)	(98)	(160)	(89)
Income tax benefit on realized investment losses	48	34	56	26

Income from continuing operations	227	241	521	476

Loss from discontinued operations, net of income tax benefit of $2, $0, $1 and $0	(10)	(2)	(8)	(8)

Net income	$217	$239	$513	$468

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.84	$0.87	$1.92	$1.71
Loss from discontinued operations	(0.04)	(0.01)	(0.03)	(0.03)

Basic and diluted earnings per share available to common stockholders	$0.80	$0.86	$1.89	$1.68

Weighted average outstanding common stock and common stock equivalents

Basic	271.6	256.0	271.5	256.0

Diluted	271.9	256.0	271.8	256.0

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Three Month Comparison
Net income decreased $22 million for the three months ended June 30, 2007 as compared with the same period in 2006. This decrease was due to higher net realized investment losses, partially offset by increased net operating income from continuing operations primarily driven by net investment income.
Net realized investment losses increased $27 million for the three months ended June 30, 2007 compared with the same period in 2006. The increase was primarily driven by an increase in interest rate related other-than-temporary impairment losses, which was partially offset by an increase in net realized results on derivative securities. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the three months ended June 30, 2007 increased $13 million as compared with the same period in 2006. The improvement in net operating income was primarily due to increased net investment income, partially offset by decreased net operating results in the non-core segments.
Favorable net prior year development of $11 million was recorded for the three months ended June 30, 2007 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $22 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of unfavorable premium development. Favorable net prior year development of $17 million was recorded for the three months ended June 30, 2006 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $8 million of unfavorable claim and allocated claim adjustment expense reserve development and $25 million of favorable premium development.
Net earned premiums decreased $20 million for the three months ended June 30, 2007 as compared with the same period in 2006, including a $41 million decrease related to Standard Lines and a $24 million increase related to Specialty Lines. See the segment discussions of this MD&A for further discussion.
Results from discontinued operations decreased $8 million for the three months ended June 30, 2007 as compared to the same period in 2006. The unfavorable 2007 results were primarily driven by unfavorable net prior year development. The net loss in 2006 was primarily driven by realized investment losses.
Six Month Comparison
Net income increased $45 million for the six months ended June 30, 2007 as compared with the same period in 2006. This increase was due to increased net operating income from continuing operations primarily driven by net investment income, partially offset by higher net realized investment losses.
Net realized investment losses increased $41 million for the six months ended June 30, 2007 compared with the same period in 2006, primarily for the reasons discussed in the three month comparison above. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the six months ended June 30, 2007 increased $86 million as compared with the same period in 2006. The improvement in net operating income was due to increased net investment income and favorable net prior year development in the current year as compared to unfavorable net prior year development for the same period in 2006 in the Standard Lines and Corporate and Other Non-Core segments. These increases to net operating income were partially offset by increased catastrophe losses and decreased net operating results in the Life and Group Non-Core segment.
Favorable net prior year development of $25 million was recorded for the six months ended June 30, 2007 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $2 million of favorable claim and allocated claim adjustment expense reserve development and $23 million of favorable premium development. Unfavorable net prior year development of $4 million was

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
recorded for the six months ended June 30, 2006 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $79 million of unfavorable claim and allocated claim adjustment expense reserve development and $75 million of favorable premium development.
Net earned premiums decreased $26 million for the six months ended June 30, 2007 as compared with the same period in 2006, including a $67 million decrease related to Standard Lines and a $44 million increase related to Specialty Lines. See the segment discussions of this MD&A for further discussion.
Results from discontinued operations remained flat for the six months ended June 30, 2007 as compared to the same period in 2006. The unfavorable 2007 results were primarily driven by unfavorable net prior year development. Results in 2006 were primarily impacted by realized investment losses, an increase in unallocated loss adjustment expense reserves and an increase in the bad debt provision for reinsurance receivables.
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
Our Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.
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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note K of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
STANDARD LINES
The following table summarizes the results of operations for Standard Lines.

Results of Operations
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Net written premiums	$1,134	$1,163	$2,215	$2,273
Net earned premiums	1,055	1,096	2,115	2,182
Net investment income	277	238	536	466
Net operating income	187	167	365	300
Net realized investment losses, after-tax	(45)	(24)	(63)	(15)
Net income	142	143	302	285

Ratios
Loss and loss adjustment expense	67.4%	67.6%	68.5%	69.7%
Expense	32.3	31.1	30.7	31.1
Dividend	(0.3)	0.4	—	0.4

Combined	99.4%	99.1%	99.2%	101.2%

Three Month Comparison
Net written premiums for Standard Lines decreased $29 million for the three months ended June 30, 2007 as compared with the same period in 2006. Premiums written were impacted by unfavorable premium development in 2007 as compared to favorable premium development in 2006, as well as decreased production. Net earned premiums decreased $41 million for the three months ended June 30, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 3% for the three months ended June 30, 2007, as compared to flat averaged rates for the three months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 82% were achieved for those contracts that were available for renewal in each period.
Net income decreased $1 million for the three months ended June 30, 2007 as compared with the same period in 2006. This decrease was primarily attributable to higher net realized investment losses, substantially offset by improved net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $20 million for the three months ended June 30, 2007 as compared with the same period in 2006. This increase was primarily driven by increased net investment income, partially offset by

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
increased catastrophe losses. Catastrophe losses were $8 million after-tax in the second quarter of 2007, as compared to $3 million after-tax in the same period of 2006.
The combined ratio increased 0.3 points for the three months ended June 30, 2007 as compared with the same period in 2006. The loss ratio improved 0.2 points primarily due to the favorable impact of net prior year loss development as discussed below, partially offset by increased catastrophe losses and higher current accident year loss ratios related to the declining rate environment.
The expense ratio increased 1.2 points for the three months ended June 30, 2007 as compared with the same period in 2006. The expense ratio was unfavorably impacted by increased underwriting costs and the impact of declining earned premiums.
The dividend ratio improved 0.7 points for the three months ended June 30, 2007 as compared with the same period in 2006 due to favorable dividend development in the workers’ compensation line of business.
Favorable net prior year development of $19 million was recorded for the three months ended June 30, 2007, including $33 million of favorable claim and allocated claim adjustment expense reserve development and $14 million of unfavorable premium development. Favorable net prior year development of $19 million, including $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $24 million of favorable premium development, was recorded for the three months ended June 30, 2006. Further information on Standard Lines net prior year development for the three months ended June 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net written premiums for Standard Lines decreased $58 million for the six months ended June 30, 2007 as compared with the same period in 2006. Premiums written were unfavorably impacted by less favorable premium development and decreased production. Net earned premiums decreased $67 million for the six months ended June 30, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 3% for the six months ended June 30, 2007, as compared to flat averaged rates for the six months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 81% were achieved for those contracts that were available for renewal in each period.
Net income increased $17 million for the six months ended June 30, 2007 as compared with the same period in 2006. This increase was attributable to improved net operating results, partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $65 million for the six months ended June 30, 2007 as compared with the same period in 2006. This increase was primarily driven by increased net investment income, increased favorable net prior year development and lower acquisition expenses. These increases to net operating income were partially offset by increased catastrophe losses. Catastrophe losses were $27 million after-tax for the six months ended June 30, 2007, as compared to $11 million after-tax in the same period of 2006.
The combined ratio improved 2.0 points for the six months ended June 30, 2007 as compared with the same period in 2006. The loss ratio improved 1.2 points primarily due to the favorable impact of net prior year loss development as discussed below, partially offset by increased catastrophe losses and higher current accident year loss ratios related to the declining rate environment. The expense ratio improved 0.4 points for the six months ended June 30, 2007 as compared with the same period in 2006.
The dividend ratio improved 0.4 points for the six months ended June 30, 2007 as compared with the same period in 2006 due to the reasons discussed in the three month comparison above.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Favorable net prior year development of $33 million was recorded for the six months ended June 30, 2007, including $20 million of favorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development. Favorable net prior year development of $9 million, including $64 million of unfavorable claim and allocated claim adjustment expense reserve development and $73 million of favorable premium development, was recorded for the six months ended June 30, 2006. Further information on Standard Lines net prior year development for the six months ended June 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2007 and December 31, 2006 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	June 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$6,805	$6,746
Gross IBNR Reserves	7,981	8,188

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,786	$14,934

Net Case Reserves	$5,312	$5,234
Net IBNR Reserves	6,533	6,632

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,845	$11,866

SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.

Results of Operations
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Net written premiums	$639	$625	$1,289	$1,273
Net earned premiums	657	633	1,305	1,261
Net investment income	120	99	230	186
Net operating income	138	110	256	224
Net realized investment losses, after-tax	(20)	(9)	(26)	(7)
Net income	118	101	230	217

Ratios
Loss and loss adjustment expense	60.9%	61.2%	61.2%	60.2%
Expense	26.0	27.2	26.4	26.8
Dividend	0.2	0.1	0.2	0.1

Combined	87.1%	88.5%	87.8%	87.1%

Three Month Comparison
Net written premiums for Specialty Lines increased $14 million for the three months ended June 30, 2007 as compared to the same period in 2006. Premiums written were unfavorably impacted by decreased production as compared to the second quarter of 2006. This unfavorable impact was more than offset by decreased ceded premiums. The US Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our current diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $24 million for the three months ended June 30, 2007 as compared with the same period in 2006, which reflects the increased net premiums over the past several quarters in Specialty Lines.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Specialty Lines averaged rate decreases of 5% for the three months ended June 30, 2007, as compared to averaged rate increases of 1% for the three months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 83% and 88% were achieved for those contracts that were available for renewal in each period.
Net income increased $17 million for the three months ended June 30, 2007 as compared with the same period in 2006. This increase was attributable to increased net operating income, partially offset by higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $28 million for the three months ended June 30, 2007 as compared with the same period in 2006. This increase was primarily driven by an increase in net investment income and favorable experience in the warranty line of business.
The combined ratio improved 1.4 points for the three months ended June 30, 2007 as compared with the same period in 2006. The expense ratio improved 1.2 points for the three months ended June 30, 2007 as compared with the same period in 2006. The improvement was primarily due to a change in estimate related to dealer profit commissions in the warranty line of business.
Unfavorable net prior year development of $1 million, including $1 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development, was recorded for the three months ended June 30, 2007. There was $2 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development, resulting in no net prior year development for the three months ended June 30, 2006.
Six Month Comparison
Net written premiums for Specialty Lines increased $16 million and net earned premiums increased $44 million for the six months ended June 30, 2007 as compared with the same period in 2006, consistent with the reasons discussed in the three month comparison above.
Specialty Lines averaged rate decreases of 4% for the six months ended June 30, 2007, as compared to averaged rate increases of 1% for the six months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 84% and 88% were achieved for those contracts that were available for renewal in each period.
Net income increased $13 million for the six months ended June 30, 2007 as compared with the same period in 2006. This increase was primarily due to increased net operating income, partially offset by higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $32 million for the six months ended June 30, 2007 as compared with the same period in 2006. This increase in net operating income was primarily due to the reasons discussed in the three month comparison above.
The combined ratio increased 0.7 points for the six months ended June 30, 2007 as compared with the same period in 2006. The loss ratio increased 1.0 point, primarily due to higher current accident year loss ratios across several lines of business related to the declining rate environment.
The expense ratio improved 0.4 points for the six months ended June 30, 2007 as compared with the same period in 2006. This improvement in the expense ratio is primarily due to the reason discussed in the three month comparison above.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Favorable net prior year development of $1 million, including $6 million of unfavorable claim and allocated claim adjustment expense reserve development and $7 million of favorable premium development, was recorded for the six months ended June 30, 2007. Favorable net prior year development of $3 million, including $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development, was recorded for the six months ended June 30, 2006.
The following table summarizes the gross and net carried reserves as of June 30, 2007 and December 31, 2006 for Specialty Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	June 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$1,702	$1,715
Gross IBNR Reserves	4,143	3,814

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,845	$5,529

Net Case Reserves	$1,358	$1,350
Net IBNR Reserves	3,130	2,921

Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,488	$4,271

LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Net earned premiums	$157	$159	$313	$322
Net investment income	188	138	349	325
Net operating income (loss)	(13)	5	(11)	2
Net realized investment losses, after tax	(12)	(23)	(11)	(30)
Net loss	(25)	(18)	(22)	(28)
Three Month Comparison
Net earned premiums for Life and Group Non-Core decreased $2 million for the three months ended June 30, 2007 as compared with the same period in 2006. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased $7 million for the three months ended June 30, 2007 as compared with the same period in 2006. The decrease in net results was primarily due to a decline in results for life settlement contracts and unfavorable prior year loss development in the group reinsurance business. In addition, the favorable resolution of certain contingencies impacted net results less favorably in 2007 as compared to 2006. Partially offsetting these unfavorable impacts was lower net realized investment losses. The increase in net investment income was more than offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Six Month Comparison
Net earned premiums for Life and Group Non-Core decreased $9 million for the six months ended June 30, 2007 as compared with the same period in 2006.
Net results increased $6 million for the six months ended June 30, 2007 as compared with the same period in 2006. The increase in net results was primarily due to lower net realized investment losses, partially offset by the unfavorable items discussed in the three month comparison. The increase in net investment income was offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio.
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including Asbestos, Environmental Pollution and Mass Tort (APMT) and intrasegment eliminations.

Results of Operations
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Net investment income	$86	$77	$164	$145
Revenues	56	55	140	108
Net operating income	6	23	15	13
Net realized investment losses, after-tax	(14)	(8)	(4)	(11)
Net income (loss)	(8)	15	11	2
Three Month Comparison
Revenues increased $1 million for the three months ended June 30, 2007 as compared with the same period in 2006. Revenues were favorably impacted by increased net investment income, offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $23 million for the three months ended June 30, 2007 as compared with the same period in 2006. Net income for the second quarter of 2006 included a release of a restructuring accrual. Net results for the second quarter of 2007 included an increase of interest costs on corporate debt and increased current accident year losses related to mass torts as compared to the prior year period.
Unfavorable net prior year development of $7 million was recorded for the three months ended June 30, 2007, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Unfavorable net prior year development of $2 million, including $5 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the three months ended June 30, 2006. Further information on Corporate and Other Non-Core net prior year development for the three months ended June 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements under Item 1.
Six Month Comparison
Revenues increased $32 million for the six months ended June 30, 2007 as compared with the same period in 2006. The increase in revenues was primarily due to increased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net income increased $9 million for the six months ended June 30, 2007 as compared with the same period in 2006. The increase was primarily due to increased revenues, decreased net prior year development and a loss in 2006 related to a commutation. These favorable impacts were partially offset by the items discussed in the three month comparison above.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Unfavorable net prior year development of $9 million was recorded for the six months ended June 30, 2007, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $16 million, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development, was recorded for the six months ended June 30, 2006. Further information on Corporate and Other Non-Core net prior year development for the six months ended June 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2007 and December 31, 2006 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	June 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$2,390	$2,511
Gross IBNR Reserves	3,091	3,528

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,481	$6,039

Net Case Reserves	$1,423	$1,453
Net IBNR Reserves	1,818	1,999

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,241	$3,452

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
Further information on APMT claim and claim adjustment expense reserves and net prior year development is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 82% and 83% of our total active asbestos accounts are classified as small accounts at June 30, 2007 and December 31, 2006.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at June 30, 2007 and December 31, 2006.

Pending Asbestos Accounts and Associated Reserves

June 30, 2007
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	14	$19	$167	12%
Wellington	3	2	12	1
Coverage in place	36	39	85	7

Total with settlement agreements	53	60	264	20

Other policyholders with active accounts
Large asbestos accounts	231	24	216	16
Small asbestos accounts	1,038	—	87	6

Total other policyholders	1,269	24	303	22

Assumed reinsurance and pools	—	5	137	10
Unassigned IBNR	—	—	662	48

Total	1,322	$89	$1,366	100%

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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
We are involved in significant asbestos-related claim litigation, which is described in Note F of the Condensed Consolidated Financial Statements included under Item 1.
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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less cumulative paid losses. Approximately 76% and 75% of our total active pollution accounts are classified as small accounts as of June 30, 2007 and December 31, 2006.

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
The tables below depict our overall pending environmental pollution accounts and associated reserves at June 30, 2007 and December 31, 2006.

Pending Environmental Pollution Accounts and Associated Reserves

June 30, 2007
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2007	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	8	$5	$6	2%
Coverage in place	19	3	10	4

Total with Settlement Agreements	27	8	16	6

Other Policyholders with Active Accounts
Large pollution accounts	105	10	56	21
Small pollution accounts	332	2	45	17

Total Other Policyholders	437	12	101	38

Assumed Reinsurance & Pools	—	—	32	12
Unassigned IBNR	—	—	116	44

Total	464	$20	$265	100%

Pending Environmental Pollution Accounts and Associated Reserves

December 31, 2006
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2006	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	11	$16	$9	3%
Coverage in place	18	5	14	5

Total with Settlement Agreements	29	21	23	8

Other Policyholders with Active Accounts
Large pollution accounts	115	20	58	20
Small pollution accounts	346	9	46	17

Total Other Policyholders	461	29	104	37

Assumed Reinsurance & Pools	—	1	32	11
Unassigned IBNR	—	—	126	44

Total	490	$51	$285	100%

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities	$526	$480	$1,022	$895
Short term investments	39	58	89	123
Limited partnerships	71	53	123	127
Equity securities	6	8	11	14
Income (loss) from trading portfolio (a)	40	(9)	43	33
Interest on funds withheld and other deposits	—	(30)	(1)	(55)
Other	12	5	23	8

Gross investment income	694	565	1,310	1,145
Investment expense	(23)	(13)	(31)	(23)

Net investment income	$671	$552	$1,279	$1,122

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $1 million and $3 million for the three and six months ended June 30, 2007 and $(6) million and $(4) million for the three and six months ended June 30, 2006.
Net investment income increased by $119 million for the three months ended June 30, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base and an absence of interest expense on funds withheld and other deposits. During 2006, we commuted several significant finite reinsurance contracts which contained interest crediting provisions. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. Also impacting net investment income was an increase in income from the trading portfolio of approximately $49 million. The increase in income from the trading portfolio was more than offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.
Net investment income increased by $157 million for the six months ended June 30, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits.
The bond segment of the investment portfolio yielded approximately 5.8% and 5.6% for the six months ended June 30, 2007 and 2006.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Net Realized Investment Gains (Losses)
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$(96)	$—	$(94)	$4
Corporate and other taxable bonds	(50)	(76)	(25)	(96)
Tax-exempt bonds	(42)	(14)	(53)	11
Asset-backed bonds	(77)	(5)	(110)	(14)
Redeemable preferred stock	(1)	(1)	(1)	(1)

Total fixed maturity securities	(266)	(96)	(283)	(96)
Equity securities	11	3	14	6
Derivative securities	115	(2)	107	5
Short term investments	—	(2)	—	(4)
Other, net of participating policyholders’ interest	—	(2)	1	(2)

Realized investment losses before allocation to participating policyholders’ and minority interests	(140)	(99)	(161)	(91)
Allocated to participating policyholders’ and minority interests	1	1	1	2

Income tax benefit	48	34	56	26

Net realized investment losses, net of participating policyholders’ and minority interests	$(91)	$(64)	$(104)	$(63)

Net realized investment losses increased by $27 million for the three months ended June 30, 2007 compared with the same period of 2006. The increase was primarily driven by an increase in interest rate related other-than-temporary impairment (OTTI) losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the three months ended June 30, 2007, OTTI losses of $114 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compares to OTTI losses for the three months ended June 30, 2006 of $20 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in net realized investment results on derivative securities, primarily related to interest rate swaps. The interest rate swaps were entered into as an economic hedge of fixed maturity securities based on the potential for rising interest rates.
Net realized investment losses increased by $41 million for the six months ended June 30, 2007 compared with the same period of 2006. The increase was primarily driven by an increase in interest rate related OTTI losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the six months ended June 30, 2007, OTTI losses of $171 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compares to OTTI losses for the six months ended June 30, 2006 of $27 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in net realized investment gains on derivative securities, primarily related to interest rate swaps. The interest rate swaps were entered into as an economic hedge of fixed maturity securities based on the potential for rising interest rates.
A primary objective in the management of the fixed maturity and equity portfolios is to optimize return relative to underlying liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector. A further

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, we segregate investments for asset/liability management purposes.
The segregated investments support liabilities primarily in the Life and Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and Corporate and Other Non-Core segments.
The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled. The segregated investments had an effective duration of 9.9 years and 9.8 years at June 30, 2007 and December 31, 2006. The remaining interest sensitive investments had an effective duration of 3.5 years and 3.2 years at June 30, 2007 and December 31, 2006. The overall effective duration was 5.0 years and 4.7 years at June 30, 2007 and December 31, 2006.

Effective Durations
	June 30, 2007		December 31, 2006
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$8,585	9.9	$8,524	9.8

Other interest sensitive investments	29,995	3.5	30,178	3.2

Total	$38,580	5.0	$38,702	4.7

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A. of our Form 10-K for the year ended December 31, 2006.
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $27 million as of June 30, 2007. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of June 30, 2007, we provided $6 million of cash as collateral for over-the-counter derivative instruments.
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

Realized Gains and Losses
	Three Months		Six Months
Period ended June 30	2007	2006	2007	2006
(In millions)

Net realized gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$45	$25	$143	$102
Gross realized losses	(311)	(121)	(426)	(198)

Net realized losses on fixed maturity securities	(266)	(96)	(283)	(96)

Equity securities:
Gross realized gains	13	4	20	8
Gross realized losses	(2)	(1)	(6)	(2)

Net realized gains on equity securities	11	3	14	6

Net realized losses on fixed maturity and equity securities	$(255)	$(93)	$(269)	$(90)

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

Largest Realized Losses from Securities Sold at a Loss

Six months ended June 30, 2007	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury. Securities sold due to inflationary outlook and asset class reallocation.	$8,435	$78	0-6

Mortgage-backed pass-through securities sold based on view of interest rate changes.	376	9	0-6

Total	$8,811	$87

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.

Carrying Value of Investments
	June 30,		December 31,
	2007	%	2006	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,641	8%	$5,138	12%
Asset-backed securities	10,740	24	13,677	31
States, municipalities and political subdivisions – tax-exempt	7,937	18	5,146	12
Corporate securities	7,336	17	7,132	16
Other debt securities	3,646	8	3,642	8
Redeemable preferred stock	1,055	2	912	2

Total fixed maturity securities available-for-sale	34,355	77	35,647	81

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	4	—	2	—
Asset-backed securities	53	—	55	—
Corporate securities	124	—	133	1
Other debt securities	18	—	14	—

Total fixed maturity securities trading	199	—	204	1

Equity securities available-for-sale:
Common stock	470	1	452	1
Preferred stock	141	—	145	—

Total equity securities available-for-sale	611	1	597	1

Total equity securities trading	74	—	60	—

Short term investments available-for-sale	6,901	16	5,538	13
Short term investments trading	207	1	172	—
Limited partnerships	2,012	5	1,852	4
Other investments	68	—	26	—

Total general account investments	$44,427	100%	$44,096	100%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.
Investments in the general account had a net unrealized gain of $453 million at June 30, 2007 compared with a net unrealized gain of $966 million at December 31, 2006. The unrealized position at June 30, 2007 was comprised of a net unrealized gain of $191 million for fixed maturity securities, a net unrealized gain of $260 million for equity securities and a net unrealized gain of $2 million for short term investments. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716 million for fixed maturity securities, a net unrealized gain of $249 million for equity securities and a net unrealized gain of $1 million for short term investments. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Sub-prime Mortgage Exposure
Included in our fixed maturity securities at June 30, 2007 were $10,793 million of asset-backed securities, at fair value, consisting of approximately 60% in collateralized mortgage obligations, 27% in corporate asset-backed obligations, 12% in corporate mortgage-backed pass-through certificates and 1% in U.S. Government agency issued pass-through certificates. The majority of asset-backed securities are actively traded in liquid markets and priced by a third party pricing service. Of the total asset-backed holdings, less than 8% have exposure to sub-prime mortgage collateral, measured by the original deal structure. This represents less than 2% of total invested assets. Of the securities with sub-prime exposure, 95% are rated as investment grade. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing OTTI monitoring process. Included in the after-tax OTTI losses discussed above for the three and six months ended June 30, 2007 were $20 million and $35 million related to securities with sub-prime exposure. In addition to sub-prime exposure in fixed maturity securities, there is an additional exposure of approximately $44 million through other investments, including limited partnerships.
The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at June 30, 2007 in relation to the total of all fixed maturity securities in a gross unrealized loss position by maturity profile. Securities not due at a single date are allocated based on weighted average life.

Maturity Profile
	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	5%	2%
Due after one year through five years	29	27
Due after five years through ten years	36	30
Due after ten years	30	41

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale at June 30, 2007 that were in a gross unrealized loss position had a fair value of $1,122 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of June 30, 2007 and December 31, 2006.

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
June 30, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
0-6 months	$1,089	$5	$—	$—	$—	$5
7-12 months	14	1	—	—	—	1
13-24 months	17	1	—	—	—	1
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$1,122	$7	$—	$—	$—	$7

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

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at June 30, 2007 or December 31, 2006. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
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
The general account portfolio consists primarily of high quality bonds, 90% and 91% of which were rated as investment grade (rated BBB- or higher) at June 30, 2007 and December 31, 2006. The following table summarizes the ratings of our general account bond portfolio at carrying value.

General Account Bond Ratings
	June 30,		December 31,
	2007	%	2006	%
(In millions)

U.S. Government and affiliated agency securities	$3,777	11%	$5,285	15%
Other AAA rated	15,320	46	16,311	47
AA and A rated	5,713	17	5,222	15
BBB rated	5,320	16	4,933	14
Non investment-grade	3,369	10	3,188	9

Total	$33,499	100%	$34,939	100%

At June 30, 2007 and December 31, 2006, approximately 95% and 96% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s or Moody’s Investors Service. The remaining bonds were rated by other rating agencies or internally.
Non investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment-

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2007 was $216 million which represents 0.5% of our total investment portfolio. These securities were in a net unrealized gain position of $135 million at June 30, 2007. Of these securities, 87% were priced by independent third party sources.
The carrying value of the components of the general account short term investment portfolio is presented in the following table.

Short term Investments
	June 30,	December 31,
	2007	2006
(In millions)

Short term investments available-for-sale:
Commercial paper	$1,264	$923
U.S. Treasury securities	1,639	1,093
Money market funds	341	196
Other, including collateral held related to securities lending	3,657	3,326

Total short term investments available-for-sale	6,901	5,538

Short term investments trading:
Commercial paper	77	43
U.S. Treasury securities	1	2
Money market funds	129	127

Total short term investments trading	207	172

Total short term investments	$7,108	$5,710

The fair value of collateral held related to securities lending, included in other short term investments, was $3,089 million and $2,851 million at June 30, 2007 and December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the six months ended June 30, 2007, net cash provided by operating activities was $541 million as compared with $923 million for the same period in 2006. The decrease in cash provided by operating activities is primarily related to decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us. The policyholder fund withdrawals are reflected as financing cash outflows.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2007, net cash used by investing activities was $529 million as compared with $503 million for the same period in 2006. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments. Net cash flows provided by investing activities-discontinued operations included $64 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.

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
For the six months ended June 30, 2007, net cash used by financing activities was $54 million as compared with $413 million for the same period in 2006. The decrease in cash used by financing activities is related to decreased policyholder fund withdrawals in 2007 as compared to 2006, which are reflected as Return of investment contract account balances on the Condensed Consolidated Statements of Cash Flows.
We believe that our present cash flows from operating activities, investing activities and financing activities are sufficient to fund our working capital needs.
We have an effective shelf registration statement under which we may issue debt or equity securities.
Dividends
On June 11, 2007, we paid a quarterly dividend of $0.10 per share, to shareholders of record on May 11, 2007. On July 25, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share, payable September 4, 2007 to shareholders of record on August 13, 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints. Our ability to pay dividends is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. As of June 30, 2007, CCC is able to pay approximately $650 million of dividend payments over the next 12 months that are not subject to prior approval.
Regulatory Matters
We previously established a plan to reorganize and streamline our U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. The remaining phase of this plan is the merger of Transcontinental Insurance Company, a New York domiciled insurer, into its parent company, National Fire Insurance Company of Hartford, which is a CCC subsidiary. Subject to regulatory approval, this merger is planned to be completed effective December 31, 2007.
Along with other companies in the industry, we received subpoenas, interrogatories and inquiries from and have produced documents and/or provided information to: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes and tying arrangements; (ii) the Securities and Exchange Commission (SEC), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by us; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. We continue to respond to these subpoenas, interrogatories and inquiries to the extent they are still open.
The SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of our current and former executives relating to the restatement of our financial results for 2004, including our relationship with and accounting for transactions with an affiliate that were the basis for the restatement. We have also provided the SEC with information relating to our restatement in 2006 of prior period results. It is possible that our analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk components for the six months ended June 30, 2007. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A. of our Form 10-K for the year ended December 31, 2006 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective as of June 30, 2007.
There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Submission of Matters to a Vote of Security Holders
Set forth below is information relating to the 2007 Annual Meeting of Stockholders of the Registrant.
The annual meeting was called to order at 10:00 a.m., April 25, 2007. Represented at the meeting, in person or by proxy, were 266,211,024 shares constituting 98.06% of the issued and outstanding shares entitled to vote.
The following business was transacted:
1. Election of Directors
Over 95% of the votes cast for directors were voted for the election of the directors named below. The number of votes for and withheld with respect to each director is as follows:

	Votes For	Votes Withheld

Stephen W. Lilienthal	254,657,720	11,553,304
Paul J. Liska	253,970,519	12,240,505
Jose O. Montemayor	265,496,658	714,366
Don M. Randel	265,497,808	713,216
Joseph Rosenberg	253,421,594	12,789,430
Andrew H. Tisch	253,421,864	12,789,160
James S. Tisch	253,573,875	12,637,149
Marvin Zonis	264,677,181	1,533,843
There were no votes cast against any director, nor any broker non-votes.
2. Ratification of Appointment of Independent Registered Public Accounting Firm
Over 97% of the shares eligible to vote, voted to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Registrant for 2007. In addition, less than 1% of the shares eligible to vote either voted against the appointment or abstained. There were no broker non-votes.

	Votes For	Votes Against	Votes Abstained

Deloitte & Touche LLP	265,662,871	545,889	2,264
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: July 27, 2007	By	/s/ D. Craig Mense

D. Craig Mense Executive Vice President and Chief Financial Officer