Form 10-Q
period 2007-09-30
CNA FINANCIAL CORP
filed 2007-10-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2007

Common Stock, Par value $2.50	271,656,478

CNA FINANCIAL CORPORATION
INDEX

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months		Nine months
Period ended September 30	2007	2006	2007	2006
(In millions, except per share data)

Revenues
Net earned premiums	$1,882	$1,943	$5,617	$5,704
Net investment income	580	600	1,859	1,722
Realized investment gains (losses), net of participating policyholders’ and minority interests	(57)	21	(217)	(68)
Other revenues	79	56	211	175

Total revenues	2,484	2,620	7,470	7,533

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,575	1,522	4,496	4,446
Amortization of deferred acquisition costs	384	390	1,137	1,132
Other operating expenses	244	224	722	723
Restructuring and other related charges	—	—	—	(13)
Interest	35	35	104	93

Total claims, benefits and expenses	2,238	2,171	6,459	6,381

Income before income tax and minority interest	246	449	1,011	1,152
Income tax expense	(56)	(131)	(279)	(339)
Minority interest	(16)	(13)	(37)	(32)

Income from continuing operations	174	305	695	781
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(1), $9, $0 and $9	—	6	(8)	(2)

Net Income	$174	$311	$687	$779

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.64	$1.13	$2.56	$2.84
Income (loss) from discontinued operations	—	0.02	(0.03)	(0.01)

Basic and diluted earnings per share available to common stockholders	$0.64	$1.15	$2.53	$2.83

Weighted average outstanding common stock and common stock equivalents

Basic	271.6	265.0	271.5	259.0

Diluted	271.9	265.2	271.8	259.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $34,107 and $35,135)	$34,196	$35,851
Equity securities at fair value (cost of $346 and $408)	608	657
Limited partnership investments	2,093	1,852
Other invested assets	43	26
Short term investments	6,972	5,710

Total investments	43,912	44,096
Cash	80	84
Reinsurance receivables (less allowance for uncollectible receivables of $464 and $469)	8,893	9,478
Insurance receivables (less allowance for doubtful accounts of $343 and $368)	2,084	2,108
Accrued investment income	339	313
Receivables for securities sold	668	303
Deferred acquisition costs	1,189	1,190
Prepaid reinsurance premiums	321	342
Deferred income taxes	1,076	855
Property and equipment at cost (less accumulated depreciation of $595 and $571)	353	277
Goodwill and other intangible assets	142	142
Other assets	586	592
Separate account business	472	503

Total assets	$60,115	$60,283

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$28,992	$29,636
Unearned premiums	3,753	3,784
Future policy benefits	6,993	6,645
Policyholders’ funds	1,013	1,015
Collateral on loaned securities and derivatives	83	2,851
Payables for securities purchased	3,062	221
Participating policyholders’ funds	43	50
Short term debt	150	—
Long term debt	2,007	2,156
Federal income taxes payable (includes $3 and $38 due to Loews Corporation)	5	40
Reinsurance balances payable	483	539
Other liabilities	2,575	2,740
Separate account business	472	503

Total liabilities	49,631	50,180

Commitments and contingencies (Notes D, F, G, I and N)
Minority interest	369	335

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 271,656,478 and 271,108,480 shares outstanding)	683	683
Additional paid-in capital	2,168	2,166
Retained earnings	7,162	6,486
Accumulated other comprehensive income	192	549
Treasury stock (1,383,765 and 1,931,763 shares), at cost	(39)	(58)

	10,166	9,826
Notes receivable for the issuance of common stock	(51)	(58)

Total stockholders’ equity	10,115	9,768

Total liabilities and stockholders’ equity	$60,115	$60,283

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2007	2006
(In millions)

Cash Flows from Operating Activities:
Net income	$687	$779
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations	8	2
Loss on disposal of property and equipment	1	—
Minority interest	37	32
Deferred income tax provision	(26)	163
Trading securities activity	(44)	391
Realized investment losses, net of participating policyholders’ and minority interests	217	68
Undistributed earnings of equity method investees	(74)	(70)
Net amortization of bond (discount) premium	(195)	(211)
Depreciation	46	35
Changes in:
Receivables, net	609	1,503
Deferred acquisition costs	1	(23)
Accrued investment income	(26)	(14)
Federal income taxes recoverable/payable	(35)	153
Prepaid reinsurance premiums	21	(27)
Reinsurance balances payable	(56)	(750)
Insurance reserves	(272)	(315)
Other assets	31	67
Other liabilities	(117)	37
Other, net	(84)	(37)

Total adjustments	42	1,004

Net cash flows provided by operating activities-continuing operations	$729	$1,783

Net cash flows used by operating activities-discontinued operations	$(16)	$—

Net cash flows provided by operating activities-total	$713	$1,783

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(53,496)	$(32,425)
Proceeds from fixed maturity securities:
Sales	53,003	30,942
Maturities, calls and redemptions	3,720	3,114
Purchases of equity securities	(157)	(267)
Proceeds from sales of equity securities	182	153
Change in short term investments	(963)	(4,381)
Change in collateral on loaned securities	(2,768)	1,618
Change in other investments	(95)	(139)
Purchases of property and equipment	(118)	(87)
Dispositions	—	7
Other, net	(17)	(49)

Net cash flows used by investing activities-continuing operations	$(709)	$(1,514)

Net cash flows provided by investing activities-discontinued operations, including proceeds from disposition	$42	$24

Net cash flows used by investing activities-total	$(667)	$(1,490)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2007	2006
(In millions)

Cash Flows from Financing Activities:

Dividends paid to stockholders	(54)	—
Proceeds from the issuance of long-term debt	—	759
Principal payments on debt	—	(44)
Return of investment contract account balances	(59)	(510)
Receipts of investment contract account balances	2	2
Payment to repurchase Series H Issue preferred stock	—	(993)
Proceeds from the issuance of common stock	—	499
Stock options exercised	17	4
Other, net	11	1

Net cash flows used by financing activities-continuing operations	$(83)	$(282)

Net cash flows used by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(83)	$(282)

Net change in cash	(37)	11
Net cash transactions from continuing operations to discontinued operations	59	15
Net cash transactions from discontinued operations to continuing operations	(59)	(15)

Cash, beginning of year	124	125

Cash, end of period	$87	$136

Cash-continuing operations	$80	$98
Cash-discontinued operations	7	38

Cash-total	$87	$136

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Nine months ended September 30	2007	2006
(In millions)

Preferred Stock
Balance, beginning of period	$—	$750
Repurchase of Series H Issue	—	(750)

Balance, end of period	—	—

Common Stock
Balance, beginning of period	683	645
Issuance of common stock	—	38

Balance, end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,166	1,701
Issuance of common stock and other	2	465

Balance, end of period	2,168	2,166

Retained Earnings
Balance, beginning of period	6,486	5,621
Adjustment to initially apply FSP 85-4-1, net of tax	38	—
Adjustment to initially apply FIN 48	5	—

Adjusted balance, beginning of period	6,529	5,621
Dividends paid to stockholders	(54)	—
Net income	687	779
Liquidation preference in excess of par value on Series H Issue	—	(243)

Balance, end of period	7,162	6,157

Accumulated Other Comprehensive Income
Balance, beginning of period	549	359
Other comprehensive income (loss)	(357)	88

Balance, end of period	192	447

Treasury Stock
Balance, beginning of period	(58)	(67)
Stock options exercised	19	2

Balance, end of period	(39)	(65)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(58)	(59)
Decrease in notes receivable for the issuance of common stock	7	—

Balance, end of period	(51)	(59)

Total Stockholders’ Equity	$10,115	$9,329

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of September 30, 2007.
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
The interim financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
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
Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Condensed

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Consolidated Statement of Operations for the three and nine months ended September 30, 2007. Amounts presented related to the prior year were accounted for under the previous accounting guidance, FTB 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Condensed Consolidated Statement of Operations when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Condensed Consolidated Statement of Operations. The Company’s investment in life settlement contracts of $111 million at September 30, 2007 is included in Other assets on the Condensed Consolidated Balance Sheet. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows for both periods presented.
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
The following table details the values for life settlement contracts.

September 30, 2007	Number of Life Settlement	Fair Value of Life Settlement	Face Amount of Life Insurance
	Contracts	Contracts	Policies
		(In millions)	(In millions)

Estimated maturity during:
2007	20	$4	$13
2008	80	15	51
2009	80	13	50
2010	80	12	50
2011	80	11	50
Thereafter	1,076	56	536

Total	1,416	$111	$750

The Company uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured’s death for each in force policy based upon the Company’s estimated mortality rates. The number of life settlement contracts presented in the table above is based upon the average face amount of in force policies estimated to mature in each future year.
The unrealized gains (change in fair value) recognized for the three and nine months ended September 30, 2007 on contracts still being held on September 30, 2007 were $5 million and $8 million. The gains recognized during the three and nine months ended September 30, 2007 on contracts that matured were $15 million and $36 million.
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2007 and 2006, less than one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.
The computation of earnings per share is as follows:

Earnings Per Share
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions, except per share amounts)

Income from continuing operations	$174	$305	$695	$781
Less: undeclared preferred stock dividend through repurchase date	—	(8)	—	(46)

Income from continuing operations available to common stockholders	$174	$297	$695	$735

Weighted average outstanding common stock and common stock equivalents	271.6	265.0	271.5	259.0
Effect of dilutive securities, employee stock options and appreciation rights	0.3	0.2	0.3	0.2

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	271.9	265.2	271.8	259.2

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.64	$1.13	$2.56	$2.84

The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue for approximately $993 million, a price equal to the liquidation preference.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note D. Investments
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities	$501	$477	$1,523	$1,372
Short term investments	57	61	146	184
Limited partnerships	19	46	142	173
Equity securities	7	4	18	18
Income (loss) from trading portfolio (a)	(2)	30	41	63
Interest on funds withheld and other deposits	—	(10)	(1)	(65)
Other	9	2	32	10

Gross investment income	591	610	1,901	1,755
Investment expense	(11)	(10)	(42)	(33)

Net investment income	$580	$600	$1,859	$1,722

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(12) million and $(9) million for the three and nine months ended September 30, 2007 and $3 million and $(1) million for the three and nine months ended September 30, 2006.
The components of realized investment results for available-for-sale securities are presented in the following table.

Realized Investment Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$131	$18	$37	$22
Corporate and other taxable bonds	(88)	(18)	(113)	(114)
Tax-exempt bonds	10	40	(43)	51
Asset-backed bonds	(81)	(1)	(191)	(15)
Redeemable preferred stock	(11)	(2)	(12)	(3)

Total fixed maturity securities	(39)	37	(322)	(59)
Equity securities	16	(3)	30	3
Derivative securities	(45)	(12)	62	(7)
Short term investments	5	(2)	5	(6)
Other, net of participating policyholders’ interest	8	1	9	(1)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(55)	21	(216)	(70)
Allocated to participating policyholders’ and minority interests	(2)	—	(1)	2

Realized investment gains (losses)	$(57)	$21	$(217)	$(68)

Realized investment losses for the three months ended September 30, 2007 included other-than-temporary impairment (OTTI) losses of $188 million, recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compared to OTTI losses for the three months ended September 30, 2006 of $46 million recorded primarily in the corporate and other taxable bonds sector.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Realized investment losses for the nine months ended September 30, 2007 included OTTI losses of $451 million, recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compared to OTTI losses for the nine months ended September 30, 2006 of $87 million recorded primarily in the corporate and other taxable bonds sector.
The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following tables provide a summary of fixed maturity and equity securities investments.

Summary of Fixed Maturity and Equity Securities
	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
September 30, 2007	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,059	$78	$1	$1	$3,135
Asset-backed securities	11,615	31	234	167	11,245
States, municipalities and political subdivisions – tax-exempt	6,573	189	64	4	6,694
Corporate securities	7,693	215	77	11	7,820
Other debt securities	3,835	183	23	6	3,989
Redeemable preferred stock	1,159	9	28	—	1,140

Total fixed maturity securities available-for-sale	33,934	705	427	189	34,023

Total fixed maturity securities trading	173	—	—	—	173

Equity securities available-for-sale:
Common stock	217	259	1	—	475
Preferred stock	129	5	1	—	133

Total equity securities available-for-sale	346	264	2	—	608

Total	$34,453	$969	$429	$189	$34,804

Summary of Fixed Maturity and Equity Securities
	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$5,056	$86	$3	$1	$5,138
Asset-backed securities	13,821	28	20	152	13,677
States, municipalities and political subdivisions – tax-exempt	4,915	237	1	5	5,146
Corporate securities	6,811	338	8	9	7,132
Other debt securities	3,443	207	7	1	3,642
Redeemable preferred stock	885	28	1	—	912

Total fixed maturity securities available-for-sale	34,931	924	40	168	35,647

Total fixed maturity securities trading	204	—	—	—	204

Equity securities available-for-sale:
Common stock	214	239	1	—	452
Preferred stock	134	11	—	—	145

Total equity securities available-for-sale	348	250	1	—	597

Total equity securities trading	60	—	—	—	60

Total	$35,543	$1,174	$41	$168	$36,508

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at September 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Unrealized Loss Aging
	September 30, 2007		December 31, 2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$6,102	$312	$9,829	$24
7-12 months	1,116	78	1,267	12
13-24 months	1,145	37	5,248	127
Greater than 24 months	4,444	150	1,022	41

Total investment grade	12,807	577	17,366	204

Non-investment grade:
0-6 months	1,889	37	509	2
7-12 months	4	—	87	2
13-24 months	28	2	24	—
Greater than 24 months	2	—	2	—

Total non-investment grade	1,923	39	622	4

Total fixed maturity securities	14,730	616	17,988	208

Equity securities:
0-6 months	82	1	10	1
7-12 months	2	1	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	87	2	14	1

Total fixed maturity and equity securities	$14,817	$618	$18,002	$209

At September 30, 2007, the carrying value of the general account fixed maturities was $34,196 million, representing 78% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $616 million in gross unrealized losses, consisting of asset-backed securities which represented 65%, corporate bonds which represented 14%, municipal securities which represented 11%, and all other fixed maturity securities which represented 10%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,689 securities which were, in aggregate, approximately 4% below amortized cost.
Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at September 30, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of September 30, 2007 is presented below.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors during the third quarter of 2007 related to the market disruption caused by a general lack of liquidity in the asset-backed securities market. This disruption was triggered by issues surrounding sub-prime residential mortgage-backed securities (sub-prime issue), but also extended into other asset-backed securities in the market and specifically in our portfolio.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
The majority of the holdings in this category are corporate mortgage-backed pass-through securities, collateralized mortgage obligations (CMOs) and corporate asset-backed structured securities. The holdings in these sectors include 561 securities in a gross unrealized loss position of $395 million. Of these securities in an unrealized loss position, 47% are rated AAA, 25% are rated AA, 25% are rated A and 3% are rated BBB. The aggregate severity of the unrealized loss was approximately 5% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of September 30, 2007, there was no adverse change in estimated cash flows noted for the securities held subject to EITF 99-20, which have a gross unrealized loss of $94 million and an aggregate severity of the unrealized loss of approximately 9% of amortized cost. There were OTTI losses recorded on asset-backed securities of $68 million and $153 million for the three and nine months ended September 30, 2007.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 322 agency mortgage-backed pass-through securities and 3 agency CMOs in an unrealized loss position as of September 30, 2007. The aggregate severity of the unrealized loss on these securities was approximately 5% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
The decline in fair value was primarily attributable to the market disruption caused by the sub-prime issue and not credit quality. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.
States, Municipalities and Political Subdivisions – Tax-Exempt Securities
The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 235 securities in an unrealized loss position with 100% of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are secured by the credit of the issuer. The aggregate severity of the unrealized loss was approximately 5% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.
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
Of the unrealized losses in this category, over 58% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors and 410 securities. The aggregate severity of

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
the unrealized loss was approximately 2% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and communications, which as a percentage of total gross unrealized losses were 28%, 23% and 14% at September 30, 2007. The decline in fair value was primarily attributable to deterioration in the broader credit markets caused primarily by the sub-prime issue and liquidity concerns that stemmed from this issue, and macro conditions in certain sectors that the market views as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.
Investment Commitments
As of September 30, 2007 and December 31, 2006, the Company had committed approximately $433 million and $109 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2007 and December 31, 2006, the Company had commitments to purchase $83 million and $60 million, and sell $98 million and $21 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2007 and December 31, 2006, the Company had obligations on unfunded bank loan participations in the amount of $23 million and $29 million.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.

Derivative Financial Instruments Recognized Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

General account
Without hedge designation
Swaps	$(43)	$(14)	$65	$(8)
Futures purchased	7	—	7	—
Futures sold, not yet purchased	(8)	(1)	(8)	1
Currency forwards	(1)	1	(2)	(1)
Commitments to purchase government and municipal securities (TBAs)	(1)	—	—	—
Options embedded in convertible debt securities	1	—	1	—

Trading activities
Futures purchased	5	22	32	33
Futures sold, not yet purchased	(1)	(1)	—	1
Currency forwards	1	—	—	—

Total	$(40)	$7	$95	$26

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.

Derivative Financial Instruments
		Estimated
	Contractual/	Fair Value
September 30, 2007	Notional	Asset
(In millions)	Amount	(Liability)

General account
Without hedge designation
Swaps	$1,122	$3
Currency forwards	108	(1)
Equity warrants	4	2
Options embedded in convertible debt securities	3	—

Trading activities
Futures purchased	820	(3)
Futures sold, not yet purchased	104	—
Currency forwards	42	1

Total general account	$2,203	$2

Separate accounts
Options written	$1	$—

Total separate accounts	$1	$—

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $10 million and $22 million for the three months ended September 30, 2007 and 2006 and $54 million and $40 million for the nine months ended September 30, 2007 and 2006. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed these estimates.
The following provides discussion of the Company’s Asbestos, Environmental Pollution and Mass Tort (APMT) and core reserves.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

APMT Reserves
	September 30, 2007		December 31, 2006
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,400	$597	$2,635	$647
Ceded reserves	(1,063)	(210)	(1,183)	(231)

Net reserves	$1,337	$387	$1,452	$416

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
As of September 30, 2007 and December 31, 2006, CNA carried approximately $1,337 million and $1,452 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $6 million and $2 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2007 and 2006. The Company paid asbestos-related claims, net of reinsurance recoveries, of $121 million and $76 million for the nine months ended September 30, 2007 and 2006. On February 2, 2007, CNA paid $31 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.
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
On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan; two parties have appealed that ruling.
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
CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA has noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling. Keasbey’s other two insurers, Wausau and One Beacon, have filed cross appeals, and the parties are in the process of filing briefs. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. On September 14, 2007, Burns & Roe moved the bankruptcy court for approval of the Addendum pursuant to Bankruptcy Rule 9019. The hearing on that motion was set for October 18, 2007. If approved, Burns & Roe has agreed to include the Addendum in the proposed plan, which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds.  The Texas Attorney General filed an amicus curiae brief supporting the insurers’ position. After a long period of no activity, the court recently asked the plaintiffs to file a response to the petition for mandamus. With respect to this litigation

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.
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
Environmental Pollution and Mass Tort
As of September 30, 2007 and December 31, 2006, CNA carried approximately $387 million and $416 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. The Company recorded $1 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2007. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2006. The Company recorded $45 million and $30 million of current accident year losses related to mass tort for the nine months ended September 30, 2007 and 2006. The Company paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $75 million and $88 million for the nine months ended September 30, 2007 and 2006.
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
Three Month Comparison
     The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the three months ended September 30, 2007 and 2006.

Net Prior Year Development
Three months ended September 30, 2007
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$(77)	$13	$4	$(60)
APMT	—	—	3	3

Pretax unfavorable (favorable) net prior year development before impact of premium development	(77)	13	7	(57)

Pretax favorable premium development	(7)	(1)	(2)	(10)

Total pretax unfavorable (favorable) net prior year development	$(84)	$12	$5	$(67)

Net Prior Year Development
Three months ended September 30, 2006
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$6	$(4)	$2	$4
APMT	—	—	1	1

Pretax unfavorable (favorable) net prior year development before impact of premium development	6	(4)	3	5

Pretax unfavorable (favorable) premium development	(19)	6	(3)	(16)

Total pretax unfavorable (favorable) net prior year development	$(13)	$2	$—	$(11)

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
2007 Net Prior Year Development
Standard Lines
Approximately $42 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006.
Approximately $25 million of favorable claim and allocated claim adjustment expense development was recorded related to property exposures, primarily due to decreased frequency and severity on claims in accident years 2005 and 2006. The severity change was driven by decreased incurred losses as a result of changes in individual claim reserve estimates.
Specialty Lines
Approximately $39 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity on professional liability claims in accident years 2005 and prior. The increase in severity was due to a comprehensive case by case claim review for Large Law Firm exposures, causing an overall increase in estimated ultimate loss.
Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in healthcare facilities due to decreased frequency and severity across several accident years. This was primarily due to decreased severity on open claims within general liability exposures and decreased incurred losses as a result of changes in individual claim reserve estimates.
2006 Net Prior Year Development
Standard Lines
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Nine Month Comparison
The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate and Other Non-Core for the nine months ended September 30, 2007 and 2006.

Net Prior Year Development
Nine months ended September 30, 2007
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$(97)	$19	$12	$(66)
APMT	—	—	7	7

Pretax unfavorable (favorable) net prior year development before impact of premium development	(97)	19	19	(59)

Pretax favorable premium development	(20)	(8)	(5)	(33)

Total pretax unfavorable (favorable) net prior year development	$(117)	$11	$14	$(92)

Net Prior Year Development
Nine months ended September 30, 2006
			Corporate
	Standard	Specialty	and Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-APMT)	$70	$(1)	$13	$82
APMT	—	—	2	2

Pretax unfavorable (favorable) net prior year development before impact of premium development	70	(1)	15	84

Pretax unfavorable (favorable) premium development	(92)	—	1	(91)

Total pretax unfavorable (favorable) net prior year development	$(22)	$(1)	$16	$(7)

2007 Net Prior Year Development
Standard Lines
Approximately $42 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006. In addition, approximately $14 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on retrospectively rated large account policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity.
Approximately $58 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual claim reserve estimates.
Approximately $46 million of favorable premium development was recorded mainly as a result of additional premium resulting from audits on recent policies related to workers compensation and general liability books of business. This was partially offset by $30 million of unfavorable claim and claim adjustment expense reserve development related to this premium.
Approximately $16 million of unfavorable premium development was recorded due to the change in the Company’s exposure related to its participation in the involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense development.
Additional unfavorable prior year reserve development was recorded in the workers’ compensation line of business as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. This unfavorable development was offset by favorable development in Commercial Auto, Monoline General Liability and Umbrella product lines. This favorable development was due to improved severity in recent accident years.
Specialty Lines
The net prior year development recorded for the nine months ended September 30, 2007 primarily relates to the items included in the three month discussion.
Corporate and Other Non-Core
Approximately $9 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.
2006 Net Prior Year Development
Standard Lines
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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act, and for recovery under various state common law theories. On April 5, 2007, the Court dismissed the plaintiffs’ complaint, but granted the plaintiffs an opportunity to amend their complaint. On May 22, 2007, the plaintiffs filed an amended complaint, and on June 21, 2007, the defendants filed a motion to dismiss this amended complaint. On August 31, 2007, the Court dismissed the federal antitrust claims of the complaint. On September 28, 2007, the Court dismissed the federal RICO claims, which were the sole remaining federal claims of the complaint, and, after declining to exercise supplemental jurisdiction over the state law claims, dismissed the complaint in its entirety. Plaintiffs have filed a notice of appeal from the foregoing orders to the Third Circuit Court of Appeals. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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
IGI Contingency
Between April 1, 1997 and December 1, 1999, IGI Underwriting Agencies, Ltd. underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the IGI Program). Under various arrangements, CNA Reinsurance Company Limited (CNA Re Ltd.) both assumed risks in the IGI Program as a reinsurer and also ceded a substantial portion of those risks to other companies, including other of CNA’s insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters Facility. A portion of the premiums assumed under the IGI Program relating to United States workers’ compensation “carve-out” business was received from John Hancock Life Insurance Company, formerly known as John Hancock Mutual Life Insurance Company (John Hancock) under four excess of loss reinsurance treaties (the Treaties) issued by CNA Re Ltd. In 2000, CNA Re Ltd. instituted arbitration proceedings against John Hancock seeking rescission of the Treaties. The hearing before the arbitration panel commenced in April 2007 and final arguments were scheduled for September 2007.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
On September 4, 2007, prior to the commencement of final arguments, CNA reached agreement with John Hancock to fully and finally settle all of its exposures under the Treaties for a one-time payment of $250 million. During the third quarter of 2007, the Company recorded an incurred loss, net of reinsurance, of $167 million pretax, in the Life and Group Non-Core segment. The after-tax impact of the settlement was $108 million.
New Jersey Wage and Hour Litigation
W. Curtis Himmelman, individually and on behalf of all others similarly situated v. Continental Casualty Company, Civil Action: 06-166, District Court of New Jersey (Trenton Division) is a purported class action and representative action brought on behalf of present and former CNA environmental claims analysts and workers’ compensation claims analysts asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage. The complaint was filed on January 12, 2006. The claims were originally brought under both federal and New Jersey state wage and hour laws on the basis that the relevant jobs are not exempt from overtime pay because the duties performed are not exempt duties. On August 11, 2006, the Court dismissed plaintiff’s New Jersey state law claims. Under federal law, plaintiff sought to represent others similarly situated who opted in to the action and who also alleged they were owed overtime pay for hours worked over eight hours per day and/or forty hours per workweek for the period January 5, 2003 to the entry of judgment. Plaintiff sought “overtime compensation,” “compensatory, punitive and statutory damages, interest, costs and disbursements and attorneys’ fees” without specifying any particular amounts (as well as an injunction).
The parties reached agreement to fully and finally resolve this matter. The agreement had no material impact on the Company’s equity or results of operations.
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. On October 10, 2007, CCC, CNAF and the plaintiffs reached agreement on terms, subject to entering into a binding settlement agreement. Under such terms, the case would be settled on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Furthermore, CCC would provide certain enhanced benefits to eligible class members including certain non-forfeiture benefits, opportunities to exchange policies and free health screenings. The agreement is subject to notice to the class, as well as Court approval, and had no material impact on the Company’s equity or results of operations.
Asbestos, Environmental Pollution and Mass Tort (APMT) Reserves
The Company is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note F for further discussion.
Other Litigation
The Company is also a party to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the equity or results of operations of the Company.

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
The components of net periodic benefit costs are presented in the following table.

Net Periodic Benefit Costs
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Pension benefits
Service cost	$5	$6	$17	$19
Interest cost on projected benefit obligation	36	35	109	107
Expected return on plan assets	(43)	(40)	(130)	(120)
Prior service cost amortization	—	—	1	1
Actuarial loss	2	4	8	21

Net periodic pension cost	$—	$5	$5	$28

Postretirement benefits
Service cost	$—	$1	$1	$2
Interest cost on projected benefit obligation	2	3	7	7
Prior service cost amortization	(4)	(7)	(13)	(20)
Actuarial loss	1	1	2	3

Net periodic postretirement benefit	$(1)	$(2)	$(3)	$(8)

For the nine months ended September 30, 2007, $23 million of contributions have been made to the pension plans and $12 million to the postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $1 million to the pension plans and $4 million to the postretirement healthcare and life insurance benefit plans during the remainder of 2007.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note I. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
The Company is obligated to make future payments totaling $241 million for non-cancelable operating leases primarily for office space, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $11 million in 2007; $41 million in 2008; $39 million in 2009; $35 million in 2010; $31 million in 2011; and $84 million in 2012 and beyond.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2007 that the Company could be required to pay under this guarantee are approximately $229 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2007 there were approximately $16 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $19 million as of September 30, 2007. Estimated future minimum payments under these contracts are $2 million in 2007; $8 million in 2008; $5 million in 2009 and $4 million in 2010.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million, including amounts related to a sold discontinued operation.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2007, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of September 30, 2007 and December 31, 2006, the Company has recorded approximately $23 million and $28 million of liabilities related to these indemnification agreements.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.
Note J. Comprehensive Income (Loss)
The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)
	Three months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Net income	$174	$311	$687	$779

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of $10, ($315), $156 and ($35)	(19)	586	(291)	66
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $25, $2, $58 and $6	(45)	(1)	(107)	(9)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of $35, ($313), $214 and ($29)	(64)	585	(398)	57
Net change in unrealized gains (losses) on discontinued operations and other, net of tax (expense) benefit of $0, ($2), $0 and $0	1	(1)	—	—
Net change in foreign currency translation adjustment	24	5	29	32
Net change related to pensions, net of tax (expense) benefit of $0, $0, ($1) and $0	(2)	—	1	(1)
Allocation to participating policyholders’ and minority interests	(2)	(15)	11	—

Other comprehensive income (loss), net of tax (expense) benefit of $35, ($315), $213 and ($29)	(43)	574	(357)	88

Total comprehensive income	$131	$885	$330	$867

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

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2007
(In millions)

Revenues:
Net earned premiums	$1,054	$672	$156	$1	$(1)	$1,882
Net investment income	248	113	145	74	—	580
Other revenues	20	49	16	4	(10)	79

Total operating revenues	1,322	834	317	79	(11)	2,541

Claims, benefits and expenses:
Net incurred claims and benefits	649	418	463	40	—	1,570
Policyholders’ dividends	3	2	—	—	—	5
Amortization of deferred acquisition costs	234	146	4	—	—	384
Other insurance related expenses	90	37	48	1	(1)	175
Other expenses	22	44	17	31	(10)	104

Total claims, benefits and expenses	998	647	532	72	(11)	2,238

Operating income (loss) from continuing operations before income tax and minority interest	324	187	(215)	7	—	303
Income tax (expense) benefit on operating income (loss)	(104)	(60)	84	5	—	(75)
Minority interest	(5)	(11)	—	—	—	(16)

Net operating income (loss) from continuing operations	215	116	(131)	12	—	212

Realized investment losses, net of participating policyholders’ and minority interests	(29)	(13)	(9)	(6)	—	(57)
Income tax benefit on realized investment losses	9	5	3	2	—	19

Income (loss) from continuing operations	$195	$108	$(137)	$8	$—	$174

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2006
(In millions)

Revenues:
Net earned premiums	$1,128	$654	$160	$3	$(2)	$1,943
Net investment income	239	101	179	81	—	600
Other revenues	16	38	8	6	(12)	56

Total operating revenues	1,383	793	347	90	(14)	2,599

Claims, benefits and expenses:
Net incurred claims and benefits	776	397	314	31	—	1,518
Policyholders’ dividends	4	1	(1)	—	—	4
Amortization of deferred acquisition costs	249	137	4	—	—	390
Other insurance related expenses	89	31	48	8	(1)	175
Other expenses	20	35	14	28	(13)	84

Total claims, benefits and expenses	1,138	601	379	67	(14)	2,171

Operating income (loss) from continuing operations before income tax and minority interest	245	192	(32)	23	—	428
Income tax (expense) benefit on operating income (loss)	(78)	(64)	17	(7)	—	(132)
Minority interest	(4)	(9)	—	—	—	(13)

Net operating income (loss) from continuing operations	163	119	(15)	16	—	283

Realized investment gains (losses), net of participating policyholders’ and minority interests	18	6	(10)	7	—	21
Income tax (expense) benefit on realized investment gains (losses)	(7)	(1)	3	6	—	1

Income (loss) from continuing operations	$174	$124	$(22)	$29	$—	$305

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Nine months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2007
(In millions)

Revenues:
Net earned premiums	$3,169	$1,977	$469	$5	$(3)	$5,617
Net investment income	784	343	494	238	—	1,859
Other revenues	65	137	34	6	(31)	211

Total operating revenues	4,018	2,457	997	249	(34)	7,687

Claims, benefits and expenses:
Net incurred claims and benefits	2,098	1,217	1,062	111	—	4,488
Policyholders’ dividends	4	4	—	—	—	8
Amortization of deferred acquisition costs	707	417	13	—	—	1,137
Other insurance related expenses	266	111	143	16	(3)	533
Other expenses	77	115	34	98	(31)	293

Total claims, benefits and expenses	3,152	1,864	1,252	225	(34)	6,459

Operating income (loss) from continuing operations before income tax and minority interest	866	593	(255)	24	—	1,228
Income tax (expense) benefit on operating income (loss)	(277)	(194)	113	4	—	(354)
Minority interest	(9)	(27)	—	(1)	—	(37)

Net operating income (loss) from continuing operations	580	372	(142)	27	—	837

Realized investment losses, net of participating policyholders’ and minority interests	(126)	(52)	(26)	(13)	—	(217)
Income tax benefit on realized investment losses	43	18	9	5	—	75

Income (loss) from continuing operations	$497	$338	$(159)	$19	$—	$695

September 30, 2007
(In millions)

Reinsurance receivables	$3,151	$1,371	$2,316	$2,519	$—	$9,357

Insurance receivables	$2,000	$424	$(1)	$4	$—	$2,427

Insurance reserves:
Claim and claim adjustment expenses	$14,747	$5,982	$3,097	$5,166	$—	$28,992
Unearned premiums	2,031	1,553	166	4	(1)	3,753
Future policy benefits	—	—	6,993	—	—	6,993
Policyholders’ funds	26	—	987	—	—	1,013

Deferred acquisition costs	$404	$298	$487	$—	$—	$1,189

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

				Corporate
	Standard	Specialty	Life and Group	and Other
Nine months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
September 30, 2006
(In millions)

Revenues:
Net earned premiums	$3,310	$1,915	$482	$1	$(4)	$5,704
Net investment income	705	287	504	226	—	1,722
Other revenues	49	112	44	8	(38)	175

Total operating revenues	4,064	2,314	1,030	235	(42)	7,601

Claims, benefits and expenses:
Net incurred claims and benefits	2,297	1,157	886	90	1	4,431
Policyholders’ dividends	12	3	—	—	—	15
Amortization of deferred acquisition costs	725	395	12	—	—	1,132
Other insurance related expenses	293	109	141	24	(4)	563
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	58	103	40	91	(39)	253

Total claims, benefits and expenses	3,385	1,767	1,079	192	(42)	6,381

Operating income (loss) from continuing operations before income tax and minority interest	679	547	(49)	43	—	1,220
Income tax (expense) benefit on operating income (loss)	(207)	(181)	36	(14)	—	(366)
Minority interest	(9)	(23)	—	—	—	(32)

Net operating income (loss) from continuing operations	463	343	(13)	29	—	822

Realized investment losses, net of participating policyholders’ and minority interests	(6)	(4)	(56)	(2)	—	(68)
Income tax benefit on realized investment losses	2	2	19	4	—	27

Income (loss) from continuing operations	$459	$341	$(50)	$31	$—	$781

December 31, 2006
(In millions)

Reinsurance receivables	$3,260	$1,296	$2,378	$3,013	$—	$9,947

Insurance receivables	$2,053	$424	$52	$(53)	$—	$2,476

Insurance reserves:
Claim and claim adjustment expenses	$14,934	$5,529	$3,134	$6,039	$—	$29,636
Unearned premiums	2,007	1,599	173	5	—	3,784
Future policy benefits	—	—	6,645	—	—	6,645
Policyholders’ funds	35	—	980	—	—	1,015

Deferred acquisition costs	$407	$283	$500	$—	$—	$1,190

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

Revenues by Line of Business
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Standard Lines
Property	$310	$323	$948	$915
Casualty	780	884	2,365	2,592
CNA Global	203	194	579	551

Standard Lines revenues	1,293	1,401	3,892	4,058

Specialty Lines
US Specialty Lines	621	615	1,834	1,775
Surety	125	113	352	323
Warranty	75	71	219	212

Specialty Lines revenues	821	799	2,405	2,310

Life and Group Non-Core
Life & Annuity	47	100	226	266
Health	241	224	693	655
Other	20	13	52	53

Life and Group Non-Core revenues	308	337	971	974

Corporate and Other Non-Core
CNA Re	24	35	96	78
Other	49	62	140	155

Corporate and Other Non-Core revenues	73	97	236	233

Eliminations	(11)	(14)	(34)	(42)

Total revenues	$2,484	$2,620	$7,470	$7,533

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
Note L. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. As of September 30, 2007, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, and marine liabilities.
Results of the discontinued operations were as follows:

Discontinued Operations
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Revenues:
Net investment income	$2	$5	$11	$13
Realized investment gains (losses) and other	2	—	4	(3)

Total revenues	4	5	15	10
Insurance related expenses	(3)	(8)	(23)	(21)

Income (loss) before income taxes	1	(3)	(8)	(11)
Income tax (expense) benefit	(1)	9	—	9

Income (loss) from discontinued operations, net of tax	$—	$6	$(8)	$(2)

On May 4, 2007, the Company sold Continental Management Services Limited (CMS), its United Kingdom discontinued operations subsidiary, to Tawa UK Limited, a subsidiary of Artemis Group, a diversified French-based holding company. In anticipation of the sale, the Company recorded an impairment loss of $29 million in 2006. After closing the transaction in 2007, the loss was reduced by approximately $5 million. The assets and liabilities sold were $239 million and $157 million at December 31, 2006. Net loss for the business through the date of the sale in 2007 was $1 million. Net income (loss) for the business was $1 million and $(6) million for the three and nine months ended September 30, 2006. CNAF’s subsidiary, The Continental Corporation, provided a guarantee for a portion of the liabilities related to certain marine products. The sale agreement included provisions that significantly limit the Company’s exposure related to this guarantee.
Net assets of discontinued operations, included in Other assets on the Condensed Consolidated Balance Sheets, were as follows:

Discontinued Operations
(In millions)	September 30, 2007	December 31, 2006

Assets:
Investments	$184	$317
Reinsurance receivables	1	33
Cash	7	40
Other assets	2	3

Total assets	194	393

Liabilities:
Insurance reserves	168	308
Other liabilities	5	17

Total liabilities	173	325

Net assets of discontinued operations	$21	$68

During the third quarter of 2007, the Company transferred an investment portfolio comprised of fixed maturity securities of $22 million, short term investments of $14 million and cash of $4 million from its continuing operations to its discontinued operations.

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)
CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At September 30, 2007 and December 31, 2006, the insurance reserves are net of discount of $75 million and $94 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.
Note M. Restructuring and Other Related Charges
In 2001, the Company finalized and approved a restructuring plan. During the second quarter of 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability was no longer required as the Company had completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in pretax income of $13 million for the nine months ended September 30, 2006.
Note N. Debt
Revolving Credit Facility
On August 1, 2007, the Company entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company’s election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. As of September 30, 2007, the Company has no outstanding borrowings under the agreement.
Under the credit agreement, the Company is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in the Company’s financial ratings. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2006 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty company in the United States of America.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2006.
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

	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions, except per share data)

Revenues
Net earned premiums	$1,882	$1,943	$5,617	$5,704
Net investment income	580	600	1,859	1,722
Other revenues	79	56	211	175

Total operating revenues	2,541	2,599	7,687	7,601

Claims, Benefits and Expenses
Net incurred claims and benefits	1,570	1,518	4,488	4,431
Policyholders’ dividends	5	4	8	15
Amortization of deferred acquisition costs	384	390	1,137	1,132
Other insurance related expenses	175	175	533	563
Restructuring and other related charges	—	—	—	(13)
Other expenses	104	84	293	253

Total claims, benefits and expenses	2,238	2,171	6,459	6,381

Operating income from continuing operations before income tax and minority interest	303	428	1,228	1,220
Income tax expense on operating income	(75)	(132)	(354)	(366)
Minority interest	(16)	(13)	(37)	(32)

Net operating income from continuing operations	212	283	837	822

Realized investment gains (losses), net of participating policyholders’ and minority interests	(57)	21	(217)	(68)
Income tax benefit on realized investment gains (losses)	19	1	75	27

Income from continuing operations	174	305	695	781

Income (loss) from discontinued operations, net of income tax (expense) benefit of $(1), $9, $0 and $9	—	6	(8)	(2)

Net Income	$174	$311	$687	$779

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.64	$1.13	$2.56	$2.84
Income (loss) from discontinued operations	—	0.02	(0.03)	(0.01)

Basic and diluted earnings per share available to common stockholders	$0.64	$1.15	$2.53	$2.83

Weighted average outstanding common stock and common stock equivalents

Basic	271.6	265.0	271.5	259.0

Diluted	271.9	265.2	271.8	259.2

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Three Month Comparison
Net income decreased $137 million for the three months ended September 30, 2007 as compared with the same period in 2006. This decrease was due to decreased net operating income from continuing operations and decreased net realized investment results.
Net realized investment results decreased $60 million for the three months ended September 30, 2007 as compared with the same period in 2006. The decrease was primarily driven by higher impairment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the three months ended September 30, 2007 decreased $71 million as compared with the same period in 2006. The decrease in net operating income was driven by the after-tax loss of $108 million related to the settlement of the IGI Contingency in the Life and Group Non-Core segment as further discussed in Note G of the Condensed Consolidated Financial Statements included under Item 1. This decrease was partially offset by increased favorable net prior year development.
Favorable net prior year development of $67 million was recorded for the three months ended September 30, 2007 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $57 million of favorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development. Favorable net prior year development of $11 million was recorded for the three months ended September 30, 2006 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $16 million of favorable premium development.
Net earned premiums decreased $61 million for the three months ended September 30, 2007 as compared with the same period in 2006, including a $74 million decrease related to Standard Lines and an $18 million increase related to Specialty Lines. See the segment discussions of this MD&A for further discussion.
Results from discontinued operations decreased $6 million for the three months ended September 30, 2007 as compared to the same period in 2006. Income from discontinued operations in 2006 was primarily driven by the release of tax reserves of $7 million.
Nine Month Comparison
Net income decreased $92 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This decrease was due to higher net realized investment losses, partially offset by increased net operating income from continuing operations.
Net realized investment losses were $101 million higher for the nine months ended September 30, 2007 compared with the same period in 2006. This increase was primarily driven by higher impairment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations for the nine months ended September 30, 2007 increased $15 million as compared with the same period in 2006. The improvement in net operating income was due to increased net investment income and increased favorable net prior year development. These increases to net operating income were partially offset by decreased net operating results in the Life and Group Non-Core segment related to the settlement of the IGI Contingency.
Favorable net prior year development of $92 million was recorded for the nine months ended September 30, 2007 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $59 million of favorable claim and allocated claim adjustment expense reserve development and $33 million of favorable premium development. Favorable net prior year development of $7 million was recorded for the nine months ended September 30, 2006 related to our Standard Lines, Specialty Lines and Corporate and Other Non-core segments. This amount consisted of $84 million of unfavorable claim and allocated claim adjustment expense reserve development and $91 million of favorable premium development.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Net earned premiums decreased $87 million for the nine months ended September 30, 2007 as compared with the same period in 2006, including a $141 million decrease related to Standard Lines and a $62 million increase related to Specialty Lines. See the segment discussions of this MD&A for further discussion.
Results from discontinued operations decreased $6 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The unfavorable 2007 results were primarily driven by unfavorable net prior year development. Results in 2006 were impacted by realized investment losses, unallocated loss adjustment expense reserves and bad debt provision for reinsurance receivables. These results were partially offset by the release of tax reserves.
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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note K of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of the Standard Lines and Specialty Lines, we utilize the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

STANDARD LINES
The following table summarizes the results of operations for Standard Lines.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Net written premiums	$956	$1,121	$3,171	$3,394
Net earned premiums	1,054	1,128	3,169	3,310
Net investment income	248	239	784	705
Net operating income	215	163	580	463
Net realized investment gains (losses), after-tax	(20)	11	(83)	(4)
Net income	195	174	497	459

Ratios
Loss and loss adjustment expense	61.6%	68.7%	66.2%	69.4%
Expense	30.8	30.1	30.8	30.7
Dividend	0.3	0.4	0.1	0.4

Combined	92.7%	99.2%	97.1%	100.5%

Three Month Comparison
Net written premiums for Standard Lines decreased $165 million for the three months ended September 30, 2007 as compared with the same period in 2006, primarily due to decreased production. The decreased production reflects our disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $74 million for the three months ended September 30, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 2% for the three months ended September 30, 2007, as compared to increases of 1% for the three months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 76% and 80% were achieved for those contracts that were available for renewal in each period.
Net income increased $21 million for the three months ended September 30, 2007 as compared with the same period in 2006. This increase was primarily attributable to improved net operating income, offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Net operating income increased $52 million for the three months ended September 30, 2007 as compared with the same period in 2006. This increase was primarily driven by increased favorable net prior year development and increased net investment income.
The combined ratio improved 6.5 points for the three months ended September 30, 2007 as compared with the same period in 2006. The loss ratio improved 7.1 points primarily due to increased favorable net prior year development and decreased catastrophe losses. Catastrophe losses were $7 million after-tax in the third quarter of 2007, as compared to $14 million after-tax in the same period of 2006. These favorable impacts were partially offset by higher current accident year loss ratios related to the decline in rates.
The expense ratio increased 0.7 points for the three months ended September 30, 2007 as compared with the same period in 2006, reflecting the impact of declining earned premiums.
Favorable net prior year development of $84 million was recorded for the three months ended September 30, 2007, including $77 million of favorable claim and allocated claim adjustment expense reserve development and $7 million of favorable premium development. Favorable net prior year development of $13 million, including $6 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded for the three months ended September 30, 2006. Further information on Standard Lines net prior year development for the three months ended September 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Standard Lines decreased $223 million for the nine months ended September 30, 2007 as compared with the same period in 2006. Premiums written were primarily impacted by decreased production and decreased favorable premium development in 2007 as compared to 2006. Net earned premiums decreased $141 million for the nine months ended September 30, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 3% for the nine months ended September 30, 2007, as compared to flat rates for the nine months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 79% and 81% were achieved for those contracts that were available for renewal in each period.
Net income increased $38 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This increase was attributable to improved net operating results, partially offset by higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $117 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This increase was primarily driven by increased favorable net prior year development and increased net investment income.
The combined ratio improved 3.4 points for the nine months ended September 30, 2007 as compared with the same period in 2006. The loss ratio improved 3.2 points primarily due to increased favorable net prior year development, partially offset by higher current accident year loss ratios related to the decline in rates and increased catastrophe losses. Catastrophe losses were $34 million after-tax for the nine months ended September 30, 2007, as compared to $25 million after-tax in the same period of 2006.
The dividend ratio improved 0.3 points for the nine months ended September 30, 2007 as compared with the same period in 2006 due to favorable dividend development in the workers’ compensation line of business.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Favorable net prior year development of $117 million was recorded for the nine months ended September 30, 2007, including $97 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development. Favorable net prior year development of $22 million, including $70 million of unfavorable claim and allocated claim adjustment expense reserve development and $92 million of favorable premium development, was recorded for the nine months ended September 30, 2006. Further information on Standard Lines net prior year development for the nine months ended September 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2007 and December 31, 2006 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	September 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$6,868	$6,746
Gross IBNR Reserves	7,879	8,188

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,747	$14,934

Net Case Reserves	$5,407	$5,234
Net IBNR Reserves	6,376	6,632

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,783	$11,866

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
SPECIALTY LINES
The following table summarizes the results of operations for Specialty Lines.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Net written premiums	$683	$675	$1,972	$1,948
Net earned premiums	672	654	1,977	1,915
Net investment income	113	101	343	287
Net operating income	116	119	372	343
Net realized investment gains (losses), after-tax	(8)	5	(34)	(2)
Net income	108	124	338	341

Ratios
Loss and loss adjustment expense	62.3%	60.7%	61.6%	60.4%
Expense	27.3	25.8	26.7	26.4
Dividend	0.2	0.1	0.2	0.1

Combined	89.8%	86.6%	88.5%	86.9%

Three Month Comparison
Net written premiums for Specialty Lines increased $8 million for the three months ended September 30, 2007 as compared to the same period in 2006. Premiums written were unfavorably impacted by decreased production as compared to the third quarter of 2006. The decreased production reflects our disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was more than offset by decreased ceded premiums. The US Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our current diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $18 million for the three months ended September 30, 2007 as compared with the same period in 2006, which reflects the increased net written premiums over the past several quarters in Specialty Lines.
Specialty Lines averaged rate decreases of 5% for the three months ended September 30, 2007 as compared to decreases of 1% for the three months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 83% and 86% were achieved for those contracts that were available for renewal in each period.
Net income decreased $16 million for the three months ended September 30, 2007 as compared with the same period in 2006. This decrease was primarily attributable to decreases in net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $3 million for the three months ended September 30, 2007 as compared with the same period in 2006. This decrease was primarily driven by increased unfavorable net prior year development and increased expenses. These decreases were partially offset by increased net investment income.
The combined ratio increased 3.2 points for the three months ended September 30, 2007 as compared with the same period in 2006. The loss ratio increased 1.6 points, primarily due to increased unfavorable net prior year development.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
The expense ratio increased 1.5 points for the three months ended September 30, 2007 as compared with the same period in 2006. The expense ratio was unfavorably impacted by higher direct commissions on the mix of accounts written during the quarter.
Unfavorable net prior year development of $12 million, including $13 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development, was recorded for the three months ended September 30, 2007. Unfavorable net prior year development of $2 million, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of unfavorable premium development, was recorded for the three months ended September 30, 2006. Further information on Specialty Lines net prior year development for the three months ended September 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Specialty Lines increased $24 million and net earned premiums increased $62 million for the nine months ended September 30, 2007 as compared with the same period in 2006, consistent with the reasons discussed in the three month comparison above.
Specialty Lines averaged rate decreases of 4% for the nine months ended September 30, 2007 as compared to flat rates for the nine months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 84% and 87% were achieved for those contracts that were available for renewal in each period.
Net income decreased $3 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This decrease was primarily attributable to higher net realized investment losses, substantially offset by improved net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $29 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This increase in net operating income was primarily due to increased net investment income, partially offset by unfavorable net prior year development in 2007.
The combined ratio increased 1.6 points for the nine months ended September 30, 2007 as compared with the same period in 2006. The loss ratio increased 1.2 points, primarily due to unfavorable net prior year development and higher current accident year loss ratios related to the decline in rates.
The expense ratio increased 0.3 points for the nine months ended September 30, 2007 as compared with the same period in 2006. The expense ratio was unfavorably impacted by higher direct commissions as discussed in the three month comparison, partially offset by a change in estimate related to dealer profit commissions in the warranty line of business.
Unfavorable net prior year development of $11 million, including $19 million of unfavorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development, was recorded for the nine months ended September 30, 2007. Favorable claim and allocated claim adjustment expense reserve development of $1 million was recorded for the nine months ended September 30, 2006. There was no premium development recorded for the nine months ended September 30, 2006.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
The following table summarizes the gross and net carried reserves as of September 30, 2007 and December 31, 2006 for Specialty Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	September 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$1,705	$1,715
Gross IBNR Reserves	4,277	3,814

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,982	$5,529

Net Case Reserves	$1,370	$1,350
Net IBNR Reserves	3,263	2,921

Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,633	$4,271

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
LIFE AND GROUP NON-CORE
The following table summarizes the results of operations for Life and Group Non-Core.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Net earned premiums	$156	$160	$469	$482
Net investment income	145	179	494	504
Net operating loss	(131)	(15)	(142)	(13)
Net realized investment losses, after tax	(6)	(7)	(17)	(37)
Net loss	(137)	(22)	(159)	(50)
Three Month Comparison
Net earned premiums for Life and Group Non-Core decreased $4 million for the three months ended September 30, 2007 as compared with the same period in 2006. The net earned premiums relate primarily to the group and individual long term care businesses.
Net loss increased $115 million for the three months ended September 30, 2007 as compared with the same period in 2006. The increase in net loss was primarily due to the after-tax loss of $108 million related to the settlement of the IGI Contingency as further discussed in Note G of the Condensed Consolidated Financial Statements included under Item 1. Net loss was also impacted by lower net investment income related to the pension deposit business. Partially offsetting these unfavorable impacts were improved results for life settlement contracts. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Nine Month Comparison
Net earned premiums for Life and Group Non-Core decreased $13 million for the nine months ended September 30, 2007 as compared with the same period in 2006.
Net loss increased $109 million for the nine months ended September 30, 2007 as compared with the same period in 2006. The increase in net loss was primarily related to the items discussed in the three month comparison. These unfavorable impacts were partially offset by lower net realized investment losses.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
CORPORATE AND OTHER NON-CORE
The following table summarizes the results of operations for the Corporate and Other Non-Core segment, including Asbestos, Environmental Pollution and Mass Tort (APMT) and intrasegment eliminations.

Results of Operations
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Net investment income	$74	$81	$238	$226
Revenues	62	83	202	191
Net operating income	12	16	27	29
Net realized investment gains (losses), after-tax	(4)	13	(8)	2
Net income	8	29	19	31
Three Month Comparison
Revenues decreased $21 million for the three months ended September 30, 2007 as compared with the same period in 2006. Revenues were unfavorably impacted by decreased net realized investment results and decreased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net income decreased $21 million for the three months ended September 30, 2007 as compared with the same period in 2006. The decrease in net results was primarily due to decreased revenues as discussed above, unfavorable net prior year development in 2007 and increased current accident year losses related to mass torts.
Unfavorable net prior year development of $5 million was recorded for the three months ended September 30, 2007, including $7 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development. There was $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2006.
Nine Month Comparison
Revenues increased $11 million for the nine months ended September 30, 2007 as compared with the same period in 2006. The increase in revenues was primarily due to increased net investment income and favorable net prior year premium development. These favorable impacts were partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net income decreased $12 million for the nine months ended September 30, 2007 as compared with the same period in 2006. The decrease was primarily due to an increase in interest costs on corporate debt and increased current accident year losses related to mass torts. In addition, the 2006 results included a release of a restructuring accrual. These unfavorable impacts were partially offset by the increased revenues as discussed above and a loss in 2006 related to a commutation.
Unfavorable net prior year development of $14 million was recorded for the nine months ended September 30, 2007, including $19 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Unfavorable net prior year development of $16 million, including $15 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the nine months ended September 30, 2006. Further information on Corporate and Other Non-Core net prior year development for the nine months ended September 30, 2007 and 2006 is included in Note F of the Condensed Consolidated Financial Statements under Item 1.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
The following table summarizes the gross and net carried reserves as of September 30, 2007 and December 31, 2006 for Corporate and Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	September 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$2,247	$2,511
Gross IBNR Reserves	2,919	3,528

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,166	$6,039

Net Case Reserves	$1,388	$1,453
Net IBNR Reserves	1,745	1,999

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,133	$3,452

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
APMT Reserves
Our property and casualty insurance subsidiaries have actual and potential exposures related to asbestos, environmental pollution and mass tort claims.
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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 82% and 83% of our total active asbestos accounts are classified as small accounts at September 30, 2007 and December 31, 2006.

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
The tables below depict our overall pending asbestos accounts and associated reserves at September 30, 2007 and December 31, 2006.
Pending Asbestos Accounts and Associated Reserves

September 30, 2007
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	14	$27	$158	12%
Wellington	3	1	13	1
Coverage in place	36	39	84	7

Total with settlement agreements	53	67	255	20

Other policyholders with active accounts
Large asbestos accounts	228	43	206	15
Small asbestos accounts	1,028	4	84	6

Total other policyholders	1,256	47	290	21

Assumed reinsurance and pools	—	7	134	10
Unassigned IBNR	—	—	658	49

Total	1,309	$121	$1,337	100%

Pending Asbestos Accounts and Associated Reserves

December 31, 2006
		Net Paid
		(Recovered) Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured Settlements	15	$22	$171	12%
Wellington	3	(1)	14	1
Coverage in place	38	(18)	132	9

Total with settlement agreements	56	3	317	22

Other policyholders with active accounts
Large asbestos accounts	220	76	254	17
Small asbestos accounts	1,080	17	101	7

Total other policyholders	1,300	93	355	24

Assumed reinsurance and pools	—	6	141	10
Unassigned IBNR	—	—	639	44

Total	1,356	$102	$1,452	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less cumulative paid losses. Approximately 76% and 75% of our total active pollution accounts are classified as small accounts as of September 30, 2007 and December 31, 2006.
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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
The tables below depict our overall pending environmental pollution accounts and associated reserves at September 30, 2007 and December 31, 2006.
Pending Environmental Pollution Accounts and Associated Reserves

September 30, 2007
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2007	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	9	$5	$6	2%
Coverage in place	18	3	11	4

Total with Settlement Agreements	27	8	17	6

Other Policyholders with Active Accounts
Large pollution accounts	108	16	55	22
Small pollution accounts	336	5	42	17

Total Other Policyholders	444	21	97	39

Assumed Reinsurance & Pools	—	1	31	12
Unassigned IBNR	—	—	110	43

Total	471	$30	$255	100%

Pending Environmental Pollution Accounts and Associated Reserves

December 31, 2006
			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2006	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with Settlement Agreements
Structured settlements	11	$16	$9	3%
Coverage in place	18	5	14	5

Total with Settlement Agreements	29	21	23	8

Other Policyholders with Active Accounts
Large pollution accounts	115	20	58	20
Small pollution accounts	346	9	46	17

Total Other Policyholders	461	29	104	37

Assumed Reinsurance & Pools	—	1	32	11
Unassigned IBNR	—	—	126	44

Total	490	$51	$285	100%

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.

Net Investment Income
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities	$501	$477	$1,523	$1,372
Short term investments	57	61	146	184
Limited partnerships	19	46	142	173
Equity securities	7	4	18	18
Income (loss) from trading portfolio (a)	(2)	30	41	63
Interest on funds withheld and other deposits	—	(10)	(1)	(65)
Other	9	2	32	10

Gross investment income	591	610	1,901	1,755
Investment expense	(11)	(10)	(42)	(33)

Net investment income	$580	$600	$1,859	$1,722

(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(12) million and $(9) million for the three and nine months ended September 30, 2007 and $3 million and $(1) million for the three and nine months ended September 30, 2006.
Net investment income decreased by $20 million for the three months ended September 30, 2007 compared with the same period of 2006. The decrease was primarily driven by decreases in limited partnership income and results from the trading portfolio.
Net investment income increased by $137 million for the nine months ended September 30, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits. During 2006, we commuted several significant finite reinsurance contracts which contained interest crediting provisions. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. This improvement was partially offset by a decrease in net investment income from short term investments, limited partnerships and the trading portfolio.
The bond segment of the investment portfolio yielded approximately 5.8% and 5.6% for the nine months ended September 30, 2007 and 2006.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Net Realized Investment Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$131	$18	$37	$22
Corporate and other taxable bonds	(88)	(18)	(113)	(114)
Tax-exempt bonds	10	40	(43)	51
Asset-backed bonds	(81)	(1)	(191)	(15)
Redeemable preferred stock	(11)	(2)	(12)	(3)

Total fixed maturity securities	(39)	37	(322)	(59)
Equity securities	16	(3)	30	3
Derivative securities	(45)	(12)	62	(7)
Short term investments	5	(2)	5	(6)
Other, net of participating policyholders’ interest	8	1	9	(1)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(55)	21	(216)	(70)
Allocated to participating policyholders’ and minority interests	(2)	—	(1)	2

Income tax benefit	19	1	75	27

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(38)	$22	$(142)	$(41)

Net realized investment results decreased $60 million for the three months ended September 30, 2007 compared with the same period of 2006. The decrease was primarily driven by an increase in other-than-temporary impairment (OTTI) losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the three months ended September 30, 2007, OTTI losses of $122 million driven mainly by credit issues were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compares to OTTI losses for the three months ended September 30, 2006 of $30 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in realized investment gains, primarily related to U.S. Government bonds.
Net realized investment losses increased $101 million for the nine months ended September 30, 2007 compared with the same period of 2006. The increase was primarily driven by an increase in OTTI losses on securities for which we did not assert an intent to hold until an anticipated recovery in value. For the nine months ended September 30, 2007, OTTI losses of $293 million driven by a combination of interest and credit issues were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compares to OTTI losses for the nine months ended September 30, 2006 of $56 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in net realized investment gains on derivative securities, primarily related to interest rate swaps. The interest rate swaps were entered into as an economic hedge of fixed maturity securities based on the potential for rising interest rates.
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
The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled. The segregated investments had an effective duration of 10.5 years and 9.8 years at September 30, 2007 and December 31, 2006. The remaining interest sensitive investments had an effective duration of 3.5 years and 3.2 years at September 30, 2007 and December 31, 2006. The overall effective duration was 5.1 years and 4.7 years at September 30, 2007 and December 31, 2006.

Effective Durations
	September 30, 2007		December 31, 2006
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$8,899	10.5	$8,524	9.8

Other interest sensitive investments	29,740	3.5	30,178	3.2

Total	$38,639	5.1	$38,702	4.7

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Form 10-K for the year ended December 31, 2006.
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $30 million as of September 30, 2007. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of September 30, 2007, we provided $45 million of cash as collateral for over-the-counter derivative instruments.
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

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities.

Realized Investment Gains (Losses)
	Three Months		Nine Months
Period ended September 30	2007	2006	2007	2006
(In millions)

Net realized investment gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$181	$114	$324	$216
Gross realized losses	(220)	(77)	(646)	(275)

Net realized investment gains (losses) on fixed maturity securities	(39)	37	(322)	(59)

Equity securities:
Gross realized gains	30	1	50	9
Gross realized losses	(14)	(4)	(20)	(6)

Net realized investment gains (losses) on equity securities	16	(3)	30	3

Net realized investment gains (losses) on fixed maturity and equity securities	$(23)	$34	$(292)	$(56)

The following table provides details of the largest realized investment losses from sales of securities aggregated by issuer including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Largest Realized Investment Losses from Securities Sold at a Loss

Nine months ended September 30, 2007	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$10,674	$83	0-6

Mortgage-backed pass-through securities sold based on view of interest rate changes.	394	9	0-6

Bank and financial issuer that came under pressure due to the mortgage market disruption.	35	5	0-6

State specific general obligation municipal bonds sold to reduce exposure due to change in outlook.	513	5	0-6

Total	$11,616	$102

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.

Carrying Value of Investments
	September 30,		December 31,
	2007	%	2006	%
(In millions)

General account investments:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$3,135	7%	$5,138	12%
Asset-backed securities	11,245	26	13,677	31
States, municipalities and political subdivisions — tax-exempt	6,694	15	5,146	12
Corporate securities	7,820	18	7,132	16
Other debt securities	3,989	9	3,642	8
Redeemable preferred stock	1,140	3	912	2

Total fixed maturity securities available-for-sale	34,023	78	35,647	81

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	3	—	2	—
Asset-backed securities	35	—	55	—
Corporate securities	119	—	133	1
Other debt securities	16	—	14	—

Total fixed maturity securities trading	173	—	204	1

Equity securities available-for-sale:
Common stock	475	1	452	1
Preferred stock	133	—	145	—

Total equity securities available-for-sale	608	1	597	1

Total equity securities trading	—	—	60	—

Short term investments available-for-sale	6,748	15	5,538	13
Short term investments trading	224	1	172	—
Limited partnerships	2,093	5	1,852	4
Other investments	43	—	26	—

Total general account investments	$43,912	100%	$44,096	100%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.
Investments in the general account had a net unrealized gain of $354 million at September 30, 2007 compared with a net unrealized gain of $966 million at December 31, 2006. The unrealized position at September 30, 2007 was comprised of a net unrealized gain of $89 million for fixed maturity securities, a net unrealized gain of $262 million for equity securities and a net unrealized gain of $3 million for short term investments. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716 million for fixed maturity securities, a net unrealized gain of $249 million for equity securities and a net unrealized gain of $1 million for short term investments. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at September 30, 2007 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

Maturity Profile
	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	6%	2%
Due after one year through five years	33	29
Due after five years through ten years	31	31
Due after ten years	30	38

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale at September 30, 2007 that were in a gross unrealized loss position had a fair value of $1,923 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of September 30, 2007 and December 31, 2006.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
September 30, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
0-6 months	$1,889	$36	$1	$—	$—	$37
7-12 months	4	—	—	—	—	—
13-24 months	28	1	1	—	—	2
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$1,923	$37	$2	$—	$—	$39

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
December 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
0-6 months	$509	$2	$—	$—	$—	$2
7-12 months	87	1	1	—	—	2
13-24 months	24	—	—	—	—	—
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$622	$3	$1	$—	$—	$4

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at September 30, 2007 or December 31, 2006. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Invested assets are exposed to various risks, such as market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on our results of operations or equity.
The general account portfolio consists primarily of high quality bonds, 89% and 91% of which were rated as investment grade (rated BBB- or higher) at September 30, 2007 and December 31, 2006. The following table summarizes the ratings of our general account bond portfolio at carrying value.

General Account Bond Ratings
	September 30,		December 31,
	2007	%	2006	%
(In millions)

U.S. Government and affiliated agency securities	$3,216	10%	$5,285	15%
Other AAA rated	15,758	48	16,311	47
AA and A rated	5,463	16	5,222	15
BBB rated	5,124	15	4,933	14
Non-investment grade	3,495	11	3,188	9

Total	$33,056	100%	$34,939	100%

At September 30, 2007 and December 31, 2006, approximately 97% and 96% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s or Moody’s Investors Service. The remaining bonds were rated by other rating agencies or internally.
Non-investment grade bonds, as presented in the table above, are high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment grade. High-yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2007 was $243 million which represents 0.6% of our total investment portfolio. These securities were in a net unrealized gain position of $160 million at September 30, 2007. Of these securities, 90% were priced by independent third party sources.
Sub-prime Mortgage Exposure
Included in our fixed maturity securities at September 30, 2007 were $11.3 billion of asset-backed securities, at fair value, consisting of approximately 65% in collateralized mortgage obligations, 23% in corporate asset-backed obligations, 11% in corporate mortgage-backed pass-through certificates and 1% in U.S. Government agency issued pass-through certificates. The majority of asset-backed securities are actively traded in liquid markets and priced by a third party pricing service. Of the total asset-backed holdings, $903 million or 8% have exposure to sub-prime mortgage collateral, measured by the original deal structure. This represents 2% of total invested assets. Of the securities with sub-prime exposure, approximately 98% are rated as investment grade. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing OTTI monitoring process. Included in the after-tax OTTI losses discussed above for the three and nine months ended September 30, 2007 were $31 million and $66 million related to securities with sub-prime exposure. In addition to sub-prime exposure in fixed maturity securities, there is an additional exposure of approximately $35 million through other investments, including limited partnerships. We have mitigated a portion of our sub-

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
prime exposure through an economic hedge position in Credit Default Swaps (CDS). The net notional value of the CDS sub-prime position was $60 million as of September 30, 2007 with a recognized gain of $25 million for the nine months ended September 30, 2007.
Short Term Investments
The carrying value of the components of the general account short term investment portfolio is presented in the following table.

Short term Investments
	September 30,	December 31,
	2007	2006
(In millions)

Short term investments available-for-sale:
Commercial paper	$4,493	$923
U.S. Treasury securities	590	1,093
Money market funds	412	196
Other, including collateral held related to securities lending	1,253	3,326

Total short term investments available-for-sale	6,748	5,538

Short term investments trading:
Commercial paper	35	43
U.S. Treasury securities	1	2
Money market funds	171	127
Other	17	—

Total short term investments trading	224	172

Total short term investments	$6,972	$5,710

The fair value of collateral held related to securities lending, included in other short term investments, was $82 million and $2,851 million at September 30, 2007 and December 31, 2006.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the nine months ended September 30, 2007, net cash provided by operating activities was $713 million as compared with $1,783 million for the same period in 2006. The decrease in cash provided by operating activities is partially related to decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us. The policyholder fund withdrawals are reflected as financing cash outflows. Additionally, operating cash flows were adversely impacted by higher income tax payments in 2007 as compared to 2006 and lower premium collections.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2007, net cash used by investing activities was $667 million as compared with $1,490 million for the same period in 2006. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments. Net cash flows provided by investing activities-discontinued operations included $65 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.
Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the nine months ended September 30, 2007, net cash used by financing activities was $83 million as compared with $282 million for the same period in 2006. The decrease in cash used by financing activities is related to decreased policyholder fund withdrawals in 2007 as compared to 2006, which are reflected as Return of investment contract account balances on the Condensed Consolidated Statements of Cash Flows included under Item 1. Additionally, financing cash flows in 2006 included proceeds from the issuance of new debt and common stock, partially offset by the repurchase of the Series H Cumulative Preferred Stock Issue.
We believe that our present cash flows from operating activities, investing activities and financing activities are sufficient to fund our working capital needs.
On August 1, 2007, we entered into a five-year $250 million senior unsecured revolving credit facility. See Note N of the Condensed Consolidated Financial Statements included under Item 1 for further detail.
We have an effective shelf registration statement under which we may issue debt or equity securities.
Dividends
On September 4, 2007, we paid a quarterly dividend of $0.10 per share, to shareholders of record on August 13, 2007. On October 24, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share, payable December 6, 2007 to shareholders of record on November 8, 2007. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.

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
Ratings
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of our insurance subsidiaries. If our insurance financial strength ratings were downgraded below current levels, our business and results of operations could be materially adversely affected. In addition, a lowering of the debt ratings of Loews Corporation by certain of the rating agencies could result in an adverse impact on our ratings, independent of any change in our circumstances.
The table below reflects the various group ratings issued by A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P) for the property and casualty and life companies. The table also includes the ratings for CNAF senior debt and The Continental Corporation (Continental) senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
	Property & Casualty	Life	CNAF	Continental
	CCC Group	CAC	Senior Debt	Senior Debt

A.M. Best	A	A-	bbb	Not rated
Fitch	A	Not rated	BBB	BBB
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued
Fitch upgraded the senior debt ratings of CNAF and Continental to BBB. Fitch also upgraded the insurer financial strength ratings of our property and casualty insurance subsidiaries to A and withdrew the A- insurance financial strength rating of Continental Assurance Company (CAC). Moody’s withdrew the Baa1 insurance financial strength rating of CAC. Moody’s and Fitch withdrew the insurance financial strength ratings of CAC at our request given that our life business is in run-off.
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
•
changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities;

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

•
the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates and the Reserves — Estimates and Uncertainties sections of our Annual Report on Form 10-K for the period ended December 31, 2006;

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk components for the nine months ended September 30, 2007. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K for the year ended December 31, 2006 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective as of September 30, 2007.
There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes F and G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Employment Agreement	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: October 29, 2007	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer