Form 10-K
period 2007-12-31
CNA FINANCIAL CORP
filed 2008-02-26
CIK 21175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 S. Wabash	60604
Chicago, Illinois	(Zip Code)
(Address of principal executive offices)
(312) 822-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock with a par value of $2.50 per share	New York Stock Exchange Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 22, 2008, 270,716,622 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $1,438 million based on the closing price of $47.69 per share of the common stock on the New York Stock Exchange on June 30, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2008 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

Item		Page
Number		Number
PART I
1.	Business	3

1A.	Risk Factors	9

1B.	Unresolved Staff Comments	16

2.	Properties	16

3.	Legal Proceedings	16

4.	Submission of Matters to a Vote of Security Holders	16

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

6.	Selected Financial Data	18

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

7A.	Quantitative and Qualitative Disclosures About Market Risk	61

8.	Financial Statements and Supplementary Data	66

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	136

9A.	Controls and Procedures	136

9B.	Other Information	136

PART III
10.	Directors, Executive Officers and Corporate Governance	137

11.	Executive Compensation	137

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138

13.	Certain Relationships and Related Transactions, and Director Independence	138

14.	Principal Accounting Fees and Services	138

PART IV
15.	Exhibits, Financial Statement Schedules	139
Investment Facilities and Services Agreement
Amendment to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Fourth Amendment to the CNA Supplemental Executive Retirement Plan
2008 Incentive Compensation Awards to Executive Officers
Significant Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of CEO
Certification of CFO
Written Statement of the CEO
Written Statement of the CFO

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Our property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and The Continental Insurance Company (CIC), organized in 1853, and affiliates. CIC became a subsidiary of ours in 1995 as a result of the acquisition of The Continental Corporation (Continental). Loews Corporation (Loews) owned approximately 89% of our outstanding common stock as of December 31, 2007.
We serve a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups and individuals with a broad range of insurance and risk management products and services.
Our insurance products primarily include commercial property and casualty coverages. Our services include risk management, information services, warranty and claims administration. Our products and services are marketed through independent agents, brokers, managing general agents and direct sales.
Our core business, commercial property and casualty insurance operations, is reported in two business segments: Standard Lines and Specialty Lines. Our non-core operations are managed in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. These segments are managed separately because of differences in their product lines and markets. Discussions of each segment including the products offered, the customers served, the distribution channels used and competition are set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,300 individual companies that sell property and casualty insurance in the United States. Our consolidated property and casualty subsidiaries ranked as the 13th largest property and casualty insurance organization and we are the seventh largest commercial insurance writer in the United States based upon 2006 statutory net written premiums.
Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payment.
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

Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund assessments are levied by the state departments of insurance to cover claims of insolvent insurers. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments, and workers’ compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process.
Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform has been passed in Ohio, Georgia, Florida and Texas in past years as well. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. For example, some state legislatures are considering legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting and rating are expected to continue to be difficult in commercial lines, professional liability and some specialty coverages and therefore could materially adversely affect our results of operations and equity.
Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal regulation of insurance; and various tax proposals affecting insurance companies.
In addition, our domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2007 and 2006, all of our domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. We have operations in the United Kingdom, Canada and other countries.
Employee Relations
As of December 31, 2007, we had approximately 9,400 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Supplementary Insurance Data
The following table sets forth supplementary insurance data.
Supplementary Insurance Data

Years ended December 31
(In millions)	2007	2006	2005
Trade Ratios — GAAP basis (a)
Loss and loss adjustment expense ratio	77.7%	75.7%	89.4%
Expense ratio	30.0	30.0	31.2
Dividend ratio	0.2	0.3	0.3

Combined ratio	107.9%	106.0%	120.9%

Trade Ratios — Statutory basis (preliminary) (a)
Loss and loss adjustment expense ratio	79.8%	78.7%	92.2%
Expense ratio	30.0	30.2	30.0
Dividend ratio	0.3	0.2	0.5

Combined ratio	110.1%	109.1%	122.7%

Individual Life and Group Life Insurance Inforce
Individual life	$9,204	$9,866	$10,711
Group life	4,886	5,787	9,838

Total	$14,090	$15,653	$20,549

Other Data — Statutory basis (preliminary) (b)
Property and casualty companies’ capital and surplus (c)	$8,511	$8,137	$6,940
Life company’s capital and surplus	471	687	627
Property and casualty companies’ written premiums to surplus ratio	0.8	0.9	1.0
Life company’s capital and surplus-percent to total liabilities	28.2%	38.9%	33.1%
Participating policyholders-percent of gross life insurance inforce	4.7%	4.4%	3.5%

(a)
Trade ratios reflect the results of our property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting practices (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of policyholders’ dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of policyholders’ dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(b)
Other data is determined in accordance with SAP. Life statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(c)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

The following table displays the distribution of gross written premiums for our operations by geographic concentration.
Gross Written Premiums

	Percent of Total
Years ended December 31	2007	2006	2005
California	9.1%	9.6%	9.0%
Florida	7.3	7.9	7.1
New York	6.8	7.3	7.9
Texas	5.9	5.9	5.7
Illinois	3.7	4.1	4.2
New Jersey	3.6	4.4	3.8
Missouri	3.4	3.0	2.8
Pennsylvania	3.2	3.4	4.2
Massachusetts	2.3	2.4	3.3
All other states, countries or political subdivisions (a)	54.7	52.0	52.0

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.
Approximately 8.4%, 7.1% and 6.1% of our gross written premiums were derived from outside of the United States for the years ended December 31, 2007, 2006 and 2005. Premiums from any individual foreign country were not significant.
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

Schedule of Loss Reserve Development

Calendar Year Ended
(In millions)	1997	1998	1999 (a)	2000	2001 (b)	2002 (c)	2003	2004	2005	2006	2007
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$28,731	$28,506	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415
Originally reported ceded recoverable	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945

Originally reported net reserves for unpaid claim and claim adjustment expenses	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470

Cumulative net paid as of:
One year later	$5,954	$7,321	$6,547	$7,686	$5,981	$5,373	$4,382	$2,651	$3,442	$8,713	$—
Two years later	11,394	12,241	11,937	11,992	10,355	8,768	6,104	4,963	7,022	—	—
Three years later	14,423	16,020	15,256	15,291	12,954	9,747	7,780	7,825	—	—	—
Four years later	17,042	18,271	18,151	17,333	13,244	10,870	10,085	—	—	—	—
Five years later	18,568	20,779	19,686	17,775	13,922	12,814	—	—	—	—	—
Six years later	20,723	21,970	20,206	18,970	15,493	—	—	—	—	—	—
Seven years later	21,649	22,564	21,231	20,297	—	—	—	—	—	—	—
Eight years later	22,077	23,453	22,373	—	—	—	—	—	—	—	—
Nine years later	22,800	24,426	—	—	—	—	—	—	—	—	—
Ten years later	23,491	—	—	—	—	—	—	—	—	—	—

Net reserves re-estimated as of:
End of initial year	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470
One year later	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	—
Two years later	24,106	24,134	23,217	21,555	20,533	18,248	19,120	19,044	20,975	—	—
Three years later	23,776	26,038	23,081	24,058	21,109	19,814	19,760	19,631	—	—	—
Four years later	25,067	25,711	25,590	24,587	22,547	20,384	20,425	—	—	—	—
Five years later	24,636	27,754	26,000	25,594	22,983	21,076	—	—	—	—	—
Six years later	26,338	28,078	26,625	26,023	23,603	—	—	—	—	—	—
Seven years later	26,537	28,437	27,009	26,585	—	—	—	—	—	—	—
Eight years later	26,770	28,705	27,541	—	—	—	—	—	—	—	—
Nine years later	26,997	29,211	—	—	—	—	—	—	—	—	—
Ten years later	27,317	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$(3,642)	$(5,887)	$(6,782)	$(7,408)	$(5,657)	$(5,847)	$(2,988)	$(2,109)	$(719)	$(220)	$—

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$27,317	$29,211	$27,541	$26,585	$23,603	$21,076	$20,425	$19,631	$20,975	$21,601	$—
Re-estimated ceded recoverable	7,221	7,939	10,283	11,047	16,487	15,846	14,257	13,112	10,505	8,230	—

Total gross re-estimated reserves	$34,538	$37,150	$37,824	$37,632	$40,090	$36,922	$34,682	$32,743	$31,480	$29,831	$—

Net (deficiency) redundancy related to:
Asbestos claims	$(2,367)	$(2,125)	$(1,549)	$(1,485)	$(713)	$(712)	$(71)	$(17)	$(7)	$(6)	$—
Environmental claims	(541)	(533)	(533)	(476)	(129)	(123)	(51)	(51)	(1)	(1)	—

Total asbestos and environmental	(2,908)	(2,658)	(2,082)	(1,961)	(842)	(835)	(122)	(68)	(8)	(7)	—
Other claims	(734)	(3,229)	(4,700)	(5,447)	(4,815)	(5,012)	(2,866)	(2,041)	(711)	(213)	—

Total net (deficiency) redundancy	$(3,642)	$(5,887)	$(6,782)	$(7,408)	$(5,657)	$(5,847)	$(2,988)	$(2,109)	$(719)	$(220)	$—

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

(b)
Effective January 1, 2001, we established a new life insurance company, CNA Group Life Assurance Company (CNAGLA). Further, on January 1, 2001 $1,055 million of reserves were transferred from CCC to CNAGLA.

(c)	Effective October 31, 2002, we sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1,316 million.
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
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
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
We maintain loss reserves to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Additional information on our reserves is included in MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
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
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review and change our reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. In addition, we periodically undergo state regulatory financial examinations, including review and analysis of our reserves. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings for the period in which reserves are determined to be insufficient. These charges could be substantial and could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings.
Loss reserves for asbestos and environmental pollution are especially difficult to estimate and may result in more frequent and larger additions to these reserves.
Our experience has been that establishing reserves for casualty coverages relating to asbestos and environmental pollution (which we refer to as A&E) claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported claims are subject to a higher degree of variability due to a number of additional factors including, among others, the following:
•	coverage issues including whether certain costs are covered under the policies and whether policy limits apply;
•	inconsistent court decisions and developing legal theories;
•	continuing aggressive tactics of plaintiffs’ lawyers;
•	the risks and lack of predictability inherent in major litigation;
•	changes in the volume of asbestos and environmental pollution claims;
•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;
•	the number and outcome of direct actions against us;
•	our ability to recover reinsurance for these claims; and
•	changes in the legal and legislative environment in which we operate.
As a result of this higher degree of variability, we have necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on our part. Consequently, we may periodically need to record changes in our claim and claim adjustment expense reserves in the future in these areas in amounts that could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. Additional information on A&E claims is included in MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
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
Catastrophe losses are unpredictable.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. For example, in 2005, we experienced substantial losses from Hurricanes Katrina, Rita and Wilma. The extent of our losses from catastrophes is a function of both the total amount of our insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined. As our claim experience develops on a particular catastrophe, we may be required to adjust our reserves, or take unfavorable development, to reflect our revised estimates of the total cost of claims. We believe we could incur significant catastrophe losses in the future. Therefore, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted. Additional information on catastrophe losses is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.

Our key assumptions used to determine reserves and deferred acquisition costs for our long term care product offerings could vary significantly from actual experience.
Our reserves and deferred acquisition costs for our long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition asset may not be fully realized and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
We continue to face exposure to losses arising from terrorist acts, despite the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007.
The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended, until December 31, 2014, the program established within the U.S. Department of Treasury by the Terrorism Risk Insurance Act of 2002. This program requires insurers to offer terrorism coverage and the federal government to share in insured losses arising from acts of terrorism. Given the unpredictability of the nature, targets, severity and frequency of potential terrorist acts, this program does not provide complete protection for future losses derived from acts of terrorism. Further, the laws of certain states restrict our ability to mitigate this residual exposure. For example, some states mandate property insurance coverage of damage from fire following a loss, thereby prohibiting us from excluding terrorism exposure. In addition, some states generally prohibit us from excluding terrorism exposure from our primary workers’ compensation policies. Consequently, there is substantial uncertainty as to our ability to contain our terrorism exposure effectively since we continue to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism act. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
High levels of retained overhead expenses associated with business lines in run-off negatively impact our operating results.
During the past several years, we ceased offering certain insurance products relating principally to our life, group and reinsurance segments. Many of these business lines were sold, others have been placed in run-off and, as a result, revenue has decreased. Our results of operations have been materially adversely affected by the high levels of retained overhead expenses associated with these run-off operations, and will continue to be so affected if we are not successful in eliminating or reducing these costs.
Our premium writings and profitability are affected by the availability and cost of reinsurance.
We purchase reinsurance to help manage our exposure to risk. Under our reinsurance arrangements, another insurer assumes a specified portion of our claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost we deem acceptable, we may be unwilling to bear the increased risk and would reduce the level of our underwriting commitments. Therefore, our financial results of operations could be materially adversely impacted. Additional information on reinsurance is included in Note H to the Consolidated Financial Statements included under Item 8.
We may not be able to collect amounts owed to us by reinsurers.
We have significant amounts recoverable from reinsurers which are reported as receivables in our balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers, our claims expenses will be higher which could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. Additional information on reinsurance is included in Note H to the Consolidated Financial Statements included under Item 8.

Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, namely, A.M. Best Company, Fitch Ratings, Moody’s Investors Service and Standard & Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders.
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
In addition, it is possible that a lowering of the debt ratings of Loews Corporation by certain of the rating agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. Additional information on our ratings is included in the MD&A under Item 7.
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
The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of our policyholders rather than our investors. Each state in which we do business has established supervisory agencies that regulate the manner in which we do business. Their regulations relate to, among other things, the following:
•	standards of solvency including risk-based capital measurements;
•	restrictions on the nature, quality and concentration of investments;
•	restrictions on our ability to withdraw from unprofitable lines of insurance or unprofitable market areas;
•	the required use of certain methods of accounting and reporting;
•	the establishment of reserves for unearned premiums, losses and other purposes;
•	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers;
•	licensing of insurers and agents;
•	approval of policy forms;
•	limitations on the ability of our insurance subsidiaries to pay dividends to us; and
•	limitations on the ability to non-renew, cancel or change terms and conditions in policies.
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
Insurance companies such as us are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If we do not meet these minimum requirements, state regulators may restrict or prohibit us from operating our business. If we are required to record a material charge against earnings in connection with a change in estimates or circumstances, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. Examples of events leading us to record a material charge against earnings include impairment of our investments or unexpectedly poor claims experience.
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
We received subpoenas, interrogatories and inquiries relating to insurance brokers and agents, contingent commissions and bidding practices, and certain finite-risk insurance products.
Along with other companies in the industry, we received subpoenas, interrogatories and inquiries from and have produced documents and/or provided information to: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the SEC, the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by us; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance.
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
Our investment portfolio, which is a key component of our overall profitability, may suffer reduced returns or losses, in the event of changing interest rates or adverse credit conditions in the capital markets.
Investment returns are an important part of our overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities, and many other factors beyond our control can adversely affect the returns and the overall value of our investments and the realization of investment income. In addition, any defaults in the payments due to us for our investments, especially with respect to fixed maturity securities, could reduce our investment income and could cause us to incur investment losses. Further, we invest a portion of our assets in equity securities and limited partnerships, which may be subject to greater volatility than our fixed income investments. In some cases, limited partnerships use leverage and are thereby subject to even greater volatility. Although limited partnership investments generally provide higher expected return, they present greater risk and are more illiquid than our fixed income investments. As a result of all of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments, and may be required to write down the value of our investments. Therefore, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
We have incurred and may incur further investment losses and may incur underwriting losses, relating to the sub-prime crisis and the related credit crisis.
We face sub-prime valuation and credit exposure risks within our investment portfolio through our holdings in corporate asset-backed structured securities and collateralized mortgage obligations (CMOs) which are typically collateralized with residential mortgages. During the course of 2007, the market value of some of these securities decreased as a result of the increase in delinquency rates on the underlying mortgages and a decrease in the value of the homes held as collateral for the investment. This deterioration of the collateral underlying the securities caused downgrades by rating agencies, decreased liquidity, and led to some securities going into default and has led to a material adverse impact on financial markets generally. The potential for higher delinquency and default rates may continue to adversely impact our sub-prime market valuations. In addition, the process of validating fair values provided by third parties for securities that are not regularly traded requires significant judgment on our part. Accordingly, we may conclude that other-than-temporary write downs of these securities are required or we may experience unanticipated losses in other sectors of our overall investment portfolio. Consequently, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
We provide management and professional liability insurance and surety bonds to businesses engaged in finance, professional services and real estate. Many of these businesses have exposure directly or indirectly to the sub-prime crisis and the related credit crisis. As a result, we may experience unanticipated underwriting losses with respect to these lines of business. Consequently, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
We face intense competition in our industry and may be adversely affected by the cyclical nature of the property and casualty business.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. We may lose business to competitors offering competitive insurance products at lower prices. The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. As a result, our premium levels, expense ratio, results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
We may suffer losses from non-routine litigation and arbitration matters which may exceed the reserves we have established.
We face substantial risks of litigation and arbitration beyond ordinary course claims and A&E matters, which may contain assertions in excess of amounts covered by reserves that we have established. These matters may be difficult to assess or quantify and may seek recovery of very large or indeterminate amounts that include punitive or treble damages. Accordingly, unfavorable results in these proceedings could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The 333 S. Wabash Avenue building, located in Chicago, Illinois and owned by CCC, a wholly-owned subsidiary of CNAF, serves as our home office. Our subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations.

	Amount (Square Feet) of Building
	Owned and Occupied or Leased
Location	and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	904,990	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	171,406	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	147,815	Property and casualty insurance offices
40 Wall Street, New York, New York	110,131	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	78,655	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	75,544	Property and casualty insurance offices
4267 Meridian Parkway, Aurora, Illinois	70,004	Data Center
1249 South River Road, Cranbury, New Jersey	67,853	Property and casualty insurance offices
3175 Satellite Boulevard, Duluth, Georgia	48,696	Property and casualty insurance offices
405 Howard Street, San Francisco, California	47,195	Property and casualty insurance offices
We lease the office space described above except for the Chicago, Illinois building, the Reading, Pennsylvania building and the Aurora, Illinois building, which are owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on our legal proceedings is set forth in Notes F and G of the Consolidated Financial Statements included under Item 8.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and is traded on the Philadelphia Stock Exchange, under the symbol CNA.
As of February 22, 2008, we had 270,716,622 shares of common stock outstanding. Approximately 89% of our outstanding common stock is owned by Loews. We had 1,965 stockholders of record as of February 22, 2008 according to the records maintained by our transfer agent.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2007			2006
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
Quarter:
First	$44.29	$39.09	$—	$33.60	$29.88	$—
Second	51.96	42.96	0.10	33.20	30.90	—
Third	49.18	37.12	0.10	36.04	33.05	—
Fourth	41.84	32.26	0.15	40.32	36.19	—
The following graph compares the total return of our common stock, the Standard & Poor’s (S&P) 500 Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2002 through December 31, 2007. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2002 and that dividends were reinvested.
Stock Price Performance Graph

Company / Index	2002	2003	2004	2005	2006	2007
CNA Financial Corporation	100.00	94.14	104.49	127.85	157.50	132.85
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
S&P 500 Property & Casualty Insurance Index	100.00	126.41	139.58	160.68	181.36	156.04

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

As of and for the Years Ended
December 31
(In millions, except per share data)	2007	2006	2005	2004	2003
Results of Operations:
Revenues	$9,885	$10,376	$9,862	$9,924	$11,715

Income (loss) from continuing operations	$857	$1,137	$243	$446	$(1,419)
Income (loss) from discontinued operations, net of tax	(6)	(29)	21	(21)	2

Net income (loss)	$851	$1,108	$264	$425	$(1,417)

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$3.15	$4.17	$0.68	$1.49	$(6.52)
Income (loss) from discontinued operations	(0.02)	(0.11)	0.08	(0.09)	0.01

Basic earnings (loss) per share available to common stockholders	$3.13	$4.06	$0.76	$1.40	$(6.51)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$3.15	$4.16	$0.68	$1.49	$(6.52)
Income (loss) from discontinued operations	(0.02)	(0.11)	0.08	(0.09)	0.01

Diluted earnings (loss) per share available to common stockholders	$3.13	$4.05	$0.76	$1.40	$(6.51)

Dividends declared per common share	$0.35	$—	$—	$—	$—

Financial Condition:
Total investments	$41,762	$44,096	$39,695	$39,231	$38,100
Total assets	56,732	60,283	59,016	62,496	68,296
Insurance reserves	40,222	41,080	42,436	43,653	45,494
Long and short term debt	2,157	2,156	1,690	2,257	1,904
Stockholders’ equity	10,150	9,768	8,950	8,974	8,735

Book value per share	$37.36	$36.03	$31.26	$31.63	$30.95

Statutory Surplus (preliminary):
Property and casualty companies (a)	$8,511	$8,137	$6,940	$6,998	$6,170
Life company(ies)	471	687	627	1,177	707

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company(ies)’ capital and surplus.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with Item 1A Risk Factors, Item 6 Selected Financial Data and Item 8 Financial Statements and Supplementary Data of this Form 10-K.
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

Years ended December 31
(In millions, except per share data)	2007	2006	2005
Revenues
Net earned premiums	$7,484	$7,603	$7,569
Net investment income	2,433	2,412	1,892
Other revenues	279	275	411

Total operating revenues	10,196	10,290	9,872

Claims, Benefits and Expenses
Net incurred claims and benefits	5,995	6,025	6,975
Policyholders’ dividends	14	22	24
Amortization of deferred acquisition costs	1,520	1,534	1,543
Other insurance related expenses	733	757	829
Restructuring and other related charges	—	(13)	—
Other expenses	401	401	329

Total claims, benefits and expenses	8,663	8,726	9,700

Operating income from continuing operations before income tax and minority interest	1,533	1,564	172
Income tax (expense) benefit on operating income	(425)	(450)	105
Minority interest	(48)	(44)	(24)

Net operating income from continuing operations	1,060	1,070	253

Realized investment gains (losses), net of participating policyholders’ and minority interests	(311)	86	(10)
Income tax (expense) benefit on realized investment gains (losses)	108	(19)	—

Income from continuing operations	857	1,137	243

Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $7 and $(2)	(6)	(29)	21

Net income	$851	$1,108	$264

Basic Earnings per Share

Income from continuing operations	$3.15	$4.17	$0.68
Income (loss) from discontinued operations	(0.02)	(0.11)	0.08

Basic earnings per share available to common stockholders	$3.13	$4.06	$0.76

Diluted Earnings per Share

Income from continuing operations	$3.15	$4.16	$0.68
Income (loss) from discontinued operations	(0.02)	(0.11)	0.08

Diluted earnings per share available to common stockholders	$3.13	$4.05	$0.76

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	271.5	262.1	256.0

Diluted	271.8	262.3	256.0

2007 Compared with 2006
Net income decreased $257 million in 2007 as compared with 2006. This decrease was primarily due to decreased net realized investment results.
Net realized investment results decreased by $270 million in 2007 compared with 2006. This decrease was primarily driven by higher impairment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations in 2007 decreased $10 million as compared with 2006. The decrease in net operating income primarily related to the after-tax loss of $108 million related to the settlement of the IGI contingency as discussed in the Life & Group Non-core segment discussion of this MD&A and decreased current accident year underwriting results in our Standard and Specialty Lines segments. The decreased net operating income was partially offset by favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006 and increased net investment income. The increased net investment income included a decline of net investment income in the trading portfolio of $93 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio.
Favorable net prior year development of $73 million was recorded in 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $38 million of favorable claim and allocated claim adjustment expense reserve development and $35 million of favorable premium development. Unfavorable net prior year development of $172 million was recorded in 2006 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $233 million of unfavorable claim and allocated claim adjustment expense reserve development and $61 million of favorable premium development. Further information on Net Prior Year Development for 2007 and 2006 is included in Note F of the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $119 million in 2007 as compared with 2006, including a $178 million decrease related to Standard Lines and a $73 million increase related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations improved $23 million in 2007 as compared to 2006. The loss in 2007 was primarily driven by unfavorable net prior year development. Results in 2006 reflected a $29 million impairment loss related to the 2007 sale of a portion of the run-off business. Further information on this impairment loss is included in Note P of the Consolidated Financial Statement included under Item 8.
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
Net operating income from continuing operations increased $817 million in 2006 as compared with 2005. Favorably impacting net operating income was increased net investment income and significantly lower unfavorable net prior year development as discussed below. The 2005 results included a $334 million after-tax impact of catastrophes resulting from Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia, net of anticipated reinsurance recoveries. Additionally, the 2005 results included a $115 million benefit related to a federal income tax settlement and release of federal income tax reserves.
Unfavorable net prior year development of $172 million was recorded in 2006 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount consisted of $233 million of unfavorable claim and allocated claim adjustment expense reserve development and $61 million of favorable premium development. Unfavorable net prior year development of $812 million was recorded in 2005 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount consisted of $897 million of unfavorable claim and allocated claim adjustment expense reserve development and $85 million of favorable premium development. Further information on Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
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
Net earned premiums increased $34 million in 2006 as compared with 2005, including a $44 million increase related to the Specialty Lines segment and a $39 million increase related to the Standard Lines segment. Net earned premiums for the Life & Group Non-Core segment decreased $63 million. See the Segment Results section of this MD&A for further discussion.
Loss from discontinued operations was $29 million for the year ended December 31, 2006. Results in 2006 reflected a $29 million impairment loss related to the 2007 sale of a portion of the run-off business. The 2006 results were also impacted by an increase in unallocated loss adjustment expense reserves and bad debt provision for reinsurance receivables. These items were partially offset by the release of tax reserves and net investment income.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance, payout annuities and long term care products and are estimated using actuarial estimates about mortality, morbidity and persistency as well as assumptions about expected investment returns. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves – Estimates and Uncertainties section below.

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
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. We have an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an other-than-temporary impairment loss in the results of operations in the period in which the determination occurred. Further information on our process for evaluating impairments is included in Note B of the Consolidated Financial Statements included under Item 8.
Long Term Care Products
Reserves and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our financial results could be adversely impacted.
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
In determining the discount rate assumption, we utilized current market information, including a discounted cash flow analysis of our pension and postretirement obligations and general movements in the current market environment. In particular, the basis for our discount rate selection was fixed income debt securities that receive one of the two highest ratings given by a recognized rating agency. In 2007 and historically, the Moody’s Aa Corporate Bond Index was the benchmark for discount rate selection. The index is used as the basis for the change in discount rate from the last measurement date. Additionally, we have supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s. Based on all available information, it was determined that 6.00% and 5.875% were the appropriate discount rates as of December 31, 2007 to calculate our accrued pension and postretirement liabilities, respectively. Accordingly, the 6.00% and 5.875% rates will also be used to determine our 2008 pension and postretirement expense. At December 31, 2006, the discount rates used to calculate our accrued pension and postretirement liabilities were 5.750% and 5.625%, respectively.
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
•
the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including directors and officers (D&O) and errors and omissions (E&O) insurance claims;

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
Our experience has been that establishing reserves for casualty coverages relating to asbestos and environmental pollution (A&E) claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported A&E claims are subject to a higher degree of variability due to a number of additional factors, including among others:
•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;
•	inconsistent court decisions and developing legal theories;
•	continuing aggressive tactics of plaintiffs’ lawyers;
•	the risks and lack of predictability inherent in major litigation;
•	changes in the volume of A&E claims;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;
•	the number and outcome of direct actions against us; and
•	our ability to recover reinsurance for A&E claims.
It is also not possible to predict changes in the legal and legislative environment and the impact on the future development of A&E claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of our carried loss reserves.
Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. For A&E, we regularly monitor our exposures, including reviews of loss activity, regulatory developments and court rulings.  In addition, we perform a comprehensive ground up analysis on our exposures annually.  Our actuaries, in conjunction with our specialized claim unit, use various modeling techniques to estimate our overall exposure to known accounts.  We use this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report A&E exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for A&E claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, we may be required to record material changes in our claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the A&E Reserves section of this MD&A and Note F of the Consolidated Financial Statements included under Item 8 for additional information relating to A&E claims and reserves.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled.  Our long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability.  Short-tail exposures include property, commercial automobile physical damage, marine and warranty.  Each of our property/casualty segments, Standard Lines, Specialty Lines and Corporate & Other Non-Core, contain both long-tail and short-tail exposures.
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
For other more complex products where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation.  Such products include construction defect losses and A&E.
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

Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.
Currently, our reserves are slightly higher than the actuarial point estimate.  We do not establish a specific provision for uncertainty. For Standard and Specialty Lines, the difference between our reserves and the actuarial point estimate is primarily due to the three most recent accident years.  The claim data from these accident years is very immature.  We believe it is prudent to wait until actual experience confirms that the loss reserves should be adjusted.  For Corporate & Other Non-Core, the carried reserve is slightly higher than the actuarial point estimate. For A&E exposures, we feel it is prudent, based on the history of developments in this area and the volatility associated with the reserves, to be above the point estimate until the ultimate outcome of the issues associated with these exposures is clearer.
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
For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for Standard Lines workers’ compensation were approximately $4.5 billion at December 31, 2007.
For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 13%, we estimate that our net reserves would increase by approximately $300 million. If the estimated incurred development factor for general liability decreases by 9%, we estimate that our net reserves would decrease by approximately $200 million. Our net reserves for Standard Lines general liability were approximately $3.5 billion at December 31, 2007.
Within Specialty Lines, we believe a material deviation to our net reserves is reasonably possible for professional liability and related business in the U.S. Specialty Lines group. This business includes professional liability coverages provided to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 7%, we estimate that the net reserves would increase by approximately $300 million. If the estimated claim severity decreases by 2%, we estimate that net reserves would decrease by approximately $100 million. Our net reserves for this business were approximately $4.4 billion at December 31, 2007.
Within Corporate & Other Non-Core, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are CNA Re and A&E.
For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 22%, we estimate that our net reserves for CNA Re would increase by approximately $150 million. If the estimated incurred development factor for CNA Re decreases by 22%, we estimate that our net reserves would decrease by approximately $150 million. Our net reserves for CNA Re were approximately $1.0 billion at December 31, 2007.
For A&E, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for A&E reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for A&E increases by 4 points, we estimate that our A&E net reserves would increase by approximately $350 million. If the estimated overall account size trend for A&E decreases by 4 points, we estimate that our A&E net reserves would decrease by approximately $250 million. Our net reserves for A&E were approximately $1.6 billion at December 31, 2007.
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
Reinsurance
Due to significant catastrophes during 2005, the cost of our catastrophe reinsurance program has increased. Our catastrophe reinsurance protection cost us $93 million and $79 million in 2007 and 2006, neither of which included reinstatement premiums. Currently, the 2008 catastrophe reinsurance program will cost us $55 million before the impact of any reinstatement premiums.
The terms of our 2008 catastrophe programs are different than those of our 2007 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $300 million and $900 million arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. Our co-participation is 35% of the first $100 million layer of the coverage provided and 5% of the remaining layers. Additional protection above $900 million may be purchased in either the traditional reinsurance or financial markets prior to June 1, 2008 depending on market conditions.

Further information on our reinsurance program is included in Note H of the Consolidated Financial Statements included under Item 8.
Restructuring
In 2001, we finalized and approved a plan related to restructuring the property and casualty segments and Life & Group Non-Core segment, discontinuation of our variable life and annuity business and consolidation of real estate locations. During 2006, we reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability was no longer required as we had completed our lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in income of $8 million after-tax for the year ended December 31, 2006.
Segment Results
The following discusses the results of continuing operations for our operating segments.
CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. As a result of our realignment of management responsibilities in the fourth quarter of 2007, we have revised our property and casualty segments as if the current segment changes occurred as of the beginning of the earliest period presented. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through our foreign operations (CNA Global). Previously, excess and surplus lines and CNA Global were included in Standard Lines.
Standard Lines previously included other revenues and expenses related to claim services provided by CNA ClaimPlus, Inc. to other units within the Standard Lines segment because these revenues and expenses were eliminated at the consolidated level. These amounts are now eliminated within Standard Lines for all periods presented.
Our property and casualty field structure consists of 33 branch locations across the country organized into 2 territories. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing, billing and collection activities, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle property damage and medical only claims and 14 claim office locations around the country handling the more complex claims.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note N of the Consolidated Financial Statements included under Item 8. In evaluating the results of our Standard Lines and Specialty Lines segments, we utilize the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

STANDARD LINES
Business Overview
Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services primarily to small, middle-market and large businesses and organizations domestically. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs. Property products provide standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products provide standard casualty insurance products such as workers’ compensation, general and product liability and commercial auto coverage through traditional products. Most insurance programs are provided on a guaranteed cost basis; however, we have the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.
These property and casualty products are offered as part of our Business and Commercial insurance groups. Our Business insurance group serves our smaller commercial accounts and the Commercial insurance group serves our middle markets and our larger risks. In addition, Standard Lines provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third party administrator.
The following table details results of operations for Standard Lines.
Results of Operations

Years ended December 31	2007	2006	2005
(In millions)
Net written premiums	$3,267	$3,598	$3,473
Net earned premiums	3,379	3,557	3,518
Net investment income	878	840	632
Net operating income (loss)	602	446	(87)
Net realized investment gains (losses), after-tax	(97)	48	19
Net income (loss)	505	494	(68)

Ratios
Loss and loss adjustment expense	67.4%	72.5%	90.3%
Expense	32.5	31.6	32.7
Dividend	0.2	0.5	0.6

Combined	100.1%	104.6%	123.6%

2007 Compared with 2006
Net written premiums for Standard Lines decreased $331 million in 2007 as compared with 2006, primarily due to decreased production. The decreased production reflects our disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $178 million in 2007 as compared with 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 4% for 2007, as compared to flat rates for 2006 for the contracts that renewed during those periods. Retention rates of 79% and 81% were achieved for those contracts that were available for renewal in each period.
Net income increased $11 million in 2007 as compared with 2006. This increase was primarily attributable to improved net operating income, offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $156 million in 2007 as compared with 2006. This increase was primarily driven by favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006 and increased net investment income. These favorable impacts were partially offset by decreased current accident year underwriting results including increased catastrophe losses. Catastrophe losses were $48 million after-tax in 2007, as compared to $35 million after-tax in 2006.

The combined ratio improved 4.5 points in 2007 as compared with 2006. The loss ratio improved 5.1 points primarily due to favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006. This favorable impact was partially offset by higher current accident year loss ratios primarily related to the decline in rates.
The dividend ratio improved 0.3 points in 2007 as compared with 2006 due to favorable dividend development in the workers’ compensation line of business.
The expense ratio increased 0.9 points in 2007 as compared with 2006, primarily reflecting the impact of declining earned premiums.
Favorable net prior year development of $123 million was recorded in 2007, including $104 million of favorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development. Unfavorable net prior year development of $150 million, including $208 million of unfavorable claim and allocated claim adjustment expense reserve development and $58 million of favorable premium development, was recorded in 2006. Further information on Standard Lines Net Prior Year Development for 2007 and 2006 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2007 and 2006 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2007	2006
(In millions)
Gross Case Reserves	$5,988	$5,826
Gross IBNR Reserves	6,060	6,691

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$12,517

Net Case Reserves	$4,750	$4,571
Net IBNR Reserves	5,170	5,543

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,920	$10,114

2006 Compared with 2005
Net written premiums for Standard Lines increased $125 million in 2006 as compared with 2005. This increase was primarily driven by favorable new business, rate and retention in the property products. Net earned premiums increased $39 million in 2006 as compared with 2005, consistent with the increased premiums written.
Standard Lines averaged flat rates for 2006, as compared to decreases of 2% for 2005 for the contracts that renewed during those periods. Retention rates of 81% and 76% were achieved for those contracts that were up for renewal in each period.
Net results increased $562 million in 2006 as compared with 2005. This increase was attributable to increases in net operating results and net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment gains.
Net operating results increased $533 million in 2006 as compared with 2005. This increase was primarily driven by significantly reduced catastrophe losses in 2006, an increase in net investment income and a decrease in unfavorable net prior year development as discussed below. The 2006 net operating results included catastrophe impacts of $31 million after-tax. The 2005 net operating results included catastrophe impacts of $318 million after-tax related to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia, net of reinsurance recoveries.
The combined ratio improved 19.0 points in 2006 as compared with 2005. The loss ratio improved 17.8 points due to decreased unfavorable net prior year development as discussed below and decreased catastrophe losses in 2006. The 2006 and 2005 loss ratios included 1.5 and 13.9 points related to the impact of catastrophes.

The expense ratio improved 1.1 points in 2006 as compared with 2005. This improvement was primarily due to a decrease in the provision for insurance bad debt. In addition, the 2005 ratio included increased ceded commissions as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.
Unfavorable net prior year development of $150 million was recorded in 2006, including $208 million of unfavorable claim and allocated claim adjustment expense reserve development and $58 million of favorable premium development. Unfavorable net prior year development of $403 million, including $433 million of unfavorable claim and allocated claim adjustment expense reserve development and $30 million of favorable premium development, was recorded in 2005. Further information on Standard Lines Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
During 2006 and 2005, we commuted several significant reinsurance contracts that resulted in unfavorable development of $110 million and $255 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable after-tax impact of $31 million and $152 million in 2006 and 2005. Several of the commuted contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted were $9 million after-tax and $40 million after-tax in 2006 and 2005. The 2005 amount includes the interest charges associated with the contract commuted in 2006. There will be no further interest crediting charges related to these commuted contracts in future periods.
SPECIALTY LINES
Business Overview
Specialty Lines provides professional, financial and specialty property and casualty products and services, both domestically and abroad, through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, lawyers, accountants, healthcare professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds, and vehicle warranty services.
Specialty Lines includes the following business groups:
U.S. Specialty Lines provides management and professional liability insurance and risk management services and other specialized property and casualty coverages, primarily in the United States. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. U.S. Specialty Lines also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations where tailored products for this client segment are offered. Products within U.S. Specialty Lines are distributed through brokers, agents and managing general underwriters.
U.S. Specialty Lines, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products, which include professional liability as well as associated standard property and casualty coverages, are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities and delivery systems.
Also included in U.S. Specialty Lines is Excess and Surplus (E&S). E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents and brokers.
Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 62% of CNA Surety.
Warranty provides vehicle warranty service contracts that protect individuals from the financial burden associated with mechanical breakdown.

CNA Global consists of subsidiaries operating in Europe, Latin America, Canada and Hawaii. These affiliates offer property and casualty insurance to small and medium size businesses and capitalize on strategic indigenous opportunities.
The following table details results of operations for Specialty Lines.
Results of Operations

Years ended December 31	2007	2006	2005
(In millions)
Net written premiums	$3,506	$3,431	$3,372
Net earned premiums	3,484	3,411	3,367
Net investment income	621	554	416
Net operating income	619	635	382
Net realized investment gains (losses), after-tax	(53)	25	2
Net income	566	660	384

Ratios
Loss and loss adjustment expense	62.8%	60.4%	68.3%
Expense	26.7	27.4	27.4
Dividend	0.2	0.1	0.1

Combined	89.7%	87.9%	95.8%

2007 Compared with 2006
Net written premiums for Specialty Lines increased $75 million in 2007 as compared with 2006. Premiums written were unfavorably impacted by decreased production as compared with the same period in 2006. The decreased production reflects our disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was more than offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our current diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $73 million as compared with the same period in 2006, consistent with the increased net premiums written.
Specialty Lines averaged rate decreases of 3% for 2007, as compared to decreases of 1% for 2006 for the contracts that renewed during those periods. Retention rates of 83% and 85% were achieved for those contracts that were up for renewal in each period.
Net income decreased $94 million in 2007 as compared with 2006. This decrease was primarily attributable to decreases in net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $16 million in 2007 as compared with 2006. This decrease was primarily driven by decreased current accident year underwriting results and less favorable net prior year development. These decreases were partially offset by increased net investment income and favorable experience in the warranty line of business.
The combined ratio increased 1.8 points in 2007 as compared with 2006. The loss ratio increased 2.4 points, primarily due to higher current accident year losses related to the decline in rates and less favorable net prior year development as discussed below.
The expense ratio improved 0.7 points in 2007 as compared with 2006. This improvement was primarily due to a favorable change in estimate related to dealer profit commissions in the warranty line of business.
Favorable net prior year development of $36 million was recorded in 2007, including $25 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of favorable premium development. Favorable net prior year development of $66 million, including $61 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development, was recorded in 2006. Further information on Specialty Lines Net Prior Year Development for 2007 and 2006 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2007 and 2006 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2007	2006
(In millions)
Gross Case Reserves	$2,585	$2,635
Gross IBNR Reserves	5,818	5,311

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,403	$7,946

Net Case Reserves	$2,090	$2,013
Net IBNR Reserves	4,527	4,010

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,617	$6,023

2006 Compared with 2005
Net written premiums for Specialty Lines increased $59 million in 2006 as compared with 2005. This increase was primarily due to improved production across certain lines of business. Net earned premiums increased $44 million in 2006 as compared with 2005, consistent with the increased premium written.
Specialty Lines averaged rate decreases of 1% for 2006, as compared to increases of 1% for 2005 for the contracts that renewed during those periods. Retention rates of 85% and 84% were achieved for those contracts that were up for renewal in each period.
Net income increased $276 million in 2006 as compared with 2005. This increase was attributable to increases in net operating income and net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $253 million in 2006 as compared with 2005. This improvement was primarily driven by an increase in net investment income, a decrease in net prior year development as discussed below and reduced catastrophe impacts in 2006. Catastrophe impacts were $1 million after-tax for the year ended December 31, 2006, as compared to $16 million after-tax for the year ended December 31, 2005. The 2005 results also included a $59 million loss, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the large national contractor is included in Note R of the Consolidated Financial Statements included under Item 8.
The combined ratio improved 7.9 points in 2006 as compared with 2005. The loss ratio improved 7.9 points, due to decreased net prior year development as discussed below and improved current accident year impacts. The 2005 loss ratio was unfavorably impacted by surety losses of $110 million, before the impacts of minority interest, related to a national contractor as discussed above. Partially offsetting this favorable impact was less favorable current accident year loss ratios across several other lines of business in 2006.
Favorable net prior year development of $66 million was recorded in 2006, including $61 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Unfavorable net prior year development of $103 million, including $173 million of unfavorable claim and allocated claim adjustment expense reserve development and $70 million of favorable premium development, was recorded in 2005. Further information on Specialty Lines Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.

LIFE & GROUP NON-CORE
Business Overview
The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. We continue to service our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also manage a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care and indexed group annuity contracts, while considered non-core, continue to be actively marketed.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31	2007	2006	2005
(In millions)
Net earned premiums	$618	$641	$704
Net investment income	622	698	593
Net operating loss	(159)	(14)	(51)
Net realized investment losses, after-tax	(36)	(33)	(19)
Net loss	(195)	(47)	(70)
2007 Compared with 2006
Net earned premiums for Life & Group Non-Core decreased $23 million in 2007 as compared with 2006. The 2007 and 2006 net earned premiums relate primarily to the group and individual long term care businesses.
The net loss increased $148 million in 2007 as compared with 2006. The increase in net loss was primarily due to the after-tax loss of $108 million related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings. We reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. The decreased net investment income included a decline of net investment income in the trading portfolio of $92 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supports our pension deposit business, which experienced a decline in net results of $33 million in 2007 compared to 2006. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
2006 Compared with 2005
Net earned premiums for Life & Group Non-Core decreased $63 million in 2006 as compared with 2005.
Net loss decreased $23 million in 2006 as compared with 2005, driven by increased net investment income. A significant portion of the increase in net investment income was offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. The portion not offset by the policyholders’ funds reserves increased by $25 million. Also impacting net loss was $15 million of income related to the resolution of contingencies and the absence of a $17 million provision recorded in 2005 for estimated indemnification liabilities related to the sold individual life business. Partially offsetting these favorable impacts were increased net realized investment losses and the absence of income related to agreements with buyers of sold businesses, which ended as of December 31, 2005. In addition, the 2005 net results included a change in estimate, which reduced a prior accrual of state premium taxes. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CORPORATE & OTHER NON-CORE
Overview
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E claims.
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including intrasegment eliminations.
Results of Operations

Years ended December 31	2007	2006	2005
(In millions)
Net investment income	$312	$320	$251
Revenues	298	355	376
Net operating income (loss)	(2)	3	9
Net realized investment gains (losses), after-tax	(17)	27	(12)
Net income (loss)	(19)	30	(3)
2007 Compared with 2006
Revenues decreased $57 million in 2007 as compared with 2006. Revenues were unfavorably impacted by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $49 million in 2007 as compared with 2006. The decrease in net results was primarily due to decreased revenues as discussed above, increased current accident year losses related to certain mass torts and an increase in interest costs on corporate debt. In addition, the 2006 results included a release of a restructuring accrual. These unfavorable impacts were partially offset by a change in estimate related to federal taxes and lower expenses.
Unfavorable net prior year development of $86 million was recorded during 2007, including $91 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Unfavorable net prior year development of $88 million was recorded in 2006, including $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development. Further information on Corporate & Other Non-Core’s Net Prior Year Development for 2007 and 2006 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2007 and 2006 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2007	2006
(In millions)
Gross Case Reserves	$2,159	$2,511
Gross IBNR Reserves	2,951	3,528

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,110	$6,039

Net Case Reserves	$1,328	$1,453
Net IBNR Reserves	1,787	1,999

Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,115	$3,452

2006 Compared with 2005
Revenues decreased $21 million in 2006 as compared with 2005. Revenues in 2006 and 2005 included interest income related to federal income tax settlements of $4 million and $121 million as further discussed in Note E to the Consolidated Financial Statements included under Item 8. This decrease was substantially offset by increased net investment income and improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results increased $33 million in 2006 as compared with 2005. The improvement was primarily driven by a decrease in unfavorable net prior year development as discussed further below. Offsetting this favorable impact was an increase in current accident year losses related to certain mass torts, discontinuation of royalty income related to a sold business and increased interest costs related to the issuance of $750 million of senior notes in August 2006.
Unfavorable net prior year development of $88 million was recorded during 2006, including $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development. Unfavorable net prior year development of $306 million was recorded in 2005, including $291 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15 million of unfavorable premium development. Further information on Corporate & Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note F of the Consolidated Financial Statements included under Item 8.
During 2005, we commuted several significant reinsurance contracts that resulted in unfavorable development of $118 million, which is included in the development above. These commutations resulted in unfavorable impacts of $71 million after-tax in 2005. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $13 million after-tax in 2005. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.
A&E Reserves
Our property and casualty insurance subsidiaries have actual and potential exposures related to asbestos and environmental pollution (A&E) claims.
Establishing reserves for A&E claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required on our part. Accordingly, a high degree of uncertainty remains for our ultimate liability for A&E claim and claim adjustment expenses.
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported A&E claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against us; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; the potential for increases and decreases in A&E claims which cannot now be anticipated; the potential for increases and decreases in costs to defend A&E claims; the possibility of expanding theories of liability against our policyholders in A&E matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to our ability to recover reinsurance for A&E claims.
Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for A&E and due to the significant uncertainties described related to A&E claims, our ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to our business, results of operations, equity, and insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for us to record material changes in our A&E claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.
We have annually performed ground up reviews of all open A&E claims to evaluate the adequacy of our A&E reserves. In performing our comprehensive ground up analysis, we consider input from our professionals with direct responsibility for the claims, inside and outside counsel with responsibility for our representation and our actuarial staff. These professionals consider, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; facts or allegations regarding the policies we issued or are alleged to have issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the policyholders’ allegations; the existence of other insurance; and reinsurance arrangements.
Further information on A&E claim and claim adjustment expense reserves and net prior year development is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table provides data related to our A&E claim and claim adjustment expense reserves.
A&E Reserves

	December 31, 2007		December 31, 2006
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)
Gross reserves	$2,352	$367	$2,635	$427
Ceded reserves	(1,030)	(125)	(1,183)	(142)

Net reserves	$1,322	$242	$1,452	$285

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
Despite the decrease in new claim filings in recent years, there are several factors, in our view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As plaintiff attorneys named additional defendants to new and existing asbestos bodily injury lawsuits, we experienced an increase in the total number of policyholders with current asbestos claims. Companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices have succeeded in litigation, and are continuing to be litigated. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion. Challenges to these practices are being mounted, though the ultimate impact or success of these tactics remains uncertain.

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
We have also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between us and our policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities.
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 81% and 83% of our total active asbestos accounts are classified as small accounts at December 31, 2007 and 2006.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending asbestos accounts and associated reserves at December 31, 2007 and 2006. On February 2, 2007, we paid $31 million to the Owens Corning Fibreboard Trust pursuant to our 1993 settlement with Fibreboard.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves
December 31, 2007
Policyholders with settlement agreements
Structured settlements	14	$29	$151	11%
Wellington	3	1	12	1
Coverage in place	34	38	100	8

Total with settlement agreements	51	68	263	20

Other policyholders with active accounts
Large asbestos accounts	233	45	237	18
Small asbestos accounts	1,005	15	93	7

Total other policyholders	1,238	60	330	25

Assumed reinsurance and pools	—	8	133	10
Unassigned IBNR	—	—	596	45

Total	1,289	$136	$1,322	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid
		(Recovered) Losses	Net Asbestos	Percent of
	Number of	in 2006	Reserves	Asbestos
December 31, 2006	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	15	$22	$171	12%
Wellington	3	(1)	14	1
Coverage in place	38	(18)	132	9

Total with settlement agreements	56	3	317	22

Other policyholders with active accounts
Large asbestos accounts	220	76	254	17
Small asbestos accounts	1,080	17	101	7

Total other policyholders	1,300	93	355	24

Assumed reinsurance and pools	—	6	141	10
Unassigned IBNR	—	—	639	44

Total	1,356	$102	$1,452	100%

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
We have also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between us and our policyholders identifying the policies and the terms for payment of pollution related liabilities. Claim payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps.
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less cumulative paid losses. Approximately 73% and 75% of our total active pollution accounts are classified as small accounts at December 31, 2007 and 2006.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending environmental pollution accounts and associated reserves at December 31, 2007 and 2006.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2007	Reserves	Pollution Net
December 31, 2007	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	10	$9	$6	2%
Coverage in place	18	8	14	6

Total with settlement agreements	28	17	20	8

Other policyholders with active accounts
Large pollution accounts	112	17	53	22
Small pollution accounts	298	9	42	17

Total other policyholders	410	26	95	39

Assumed reinsurance and pools	—	1	31	13
Unassigned IBNR	—	—	96	40

Total	438	$44	$242	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2006	Reserves	Pollution Net
December 31, 2006	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	11	$16	$9	3%
Coverage in place	18	5	14	5

Total with settlement agreements	29	21	23	8

Other policyholders with active accounts
Large pollution accounts	115	20	58	20
Small pollution accounts	346	9	46	17

Total other policyholders	461	29	104	37

Assumed reinsurance and pools	—	1	32	11
Unassigned IBNR	—	—	126	44

Total	490	$51	$285	100%

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2007	2006	2005
(In millions)
Fixed maturity securities	$2,047	$1,842	$1,608
Short term investments	186	248	147
Limited partnerships	183	288	254
Equity securities	25	23	25
Income from trading portfolio (a)	10	103	47
Interest on funds withheld and other deposits	(1)	(68)	(166)
Other	36	18	20

Gross investment income	2,486	2,454	1,935
Investment expense	(53)	(42)	(43)

Net investment income	$2,433	$2,412	$1,892

(a)
The change in net unrealized losses on trading securities included in net investment income was $15 million and $7 million for the years ended December 31, 2007 and 2005. There was no change in net unrealized gains (losses) on trading securities included in net investment income for the year ended December 31, 2006.

Net investment income increased by $21 million for 2007 compared with 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits as discussed further below. These increases were substantially offset by decreases in limited partnership income and results from the trading portfolio. The decreased income from the trading portfolio was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Net investment income increased by $520 million for 2006 compared with 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in the overall invested asset base resulting from improved cash flow and a reduction of interest expense on funds withheld and other deposits as discussed further below. Also impacting net investment income was increased income from the trading portfolio of approximately $56 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio.
During 2006 and 2005, we commuted several significant finite reinsurance contracts which contained interest crediting provisions. The pretax interest expense on funds withheld related to these significant commuted contracts was $14 million and $84 million for the years ended December 31, 2006 and 2005, and was reflected as a component of Net investment income in our Consolidated Statements of Operations. The 2005 amount included interest charges associated with the contract commuted in 2006. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. See Note H of the Consolidated Financial Statements included under Item 8 for additional information related to interest costs on funds withheld and other deposits.
The bond segment of the investment portfolio yielded 5.8%, 5.6% and 4.9% for the years ended December 31, 2007, 2006 and 2005.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2007	2006	2005
(In millions)
Fixed maturity securities:
U.S. Government bonds	$86	$62	$(33)
Corporate and other taxable bonds	(183)	(98)	(86)
Tax-exempt bonds	3	53	12
Asset-backed bonds	(343)	(9)	14
Redeemable preferred stock	(41)	(3)	3

Total fixed maturity securities	(478)	5	(90)
Equity securities	117	16	38
Derivative securities	32	18	49
Short term investments	7	(5)	—
Other	9	53	(10)

Realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(313)	87	(13)
Allocated to participating policyholders’ and minority interests	2	(1)	3

Realized investment gains (losses), net of participating policyholders’ and minority interests	(311)	86	(10)

Income tax (expense) benefit	108	(19)	—

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(203)	$67	$(10)

Net realized investment results decreased by $270 million for 2007 compared with 2006. The decrease in net realized investment results was primarily driven by an increase in other-than-temporary impairment (OTTI) losses related to securities for which we did not assert an intent to hold until an anticipated recovery in value. For 2007, OTTI losses of $481 million were recorded primarily within asset-backed bonds and corporate and other taxable bonds sectors. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, our intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments included significant credit spread widening in fixed income sectors and market disruptions surrounding sub-prime residential mortgage concerns. In some instances, an OTTI loss was recorded because, in the Impairment Committee’s judgment, recovery to cost is not likely. The majority of the OTTI losses recorded in 2007 were due to our lack of intent to hold until an anticipated recovery of cost or maturity. For 2007, 9% of the OTTI losses were taken on common and preferred stocks and 41% were taken on below investment grade securities. Further information on our OTTI process is set forth in Note B of the Consolidated Financial Statements included under Item 8.
Net realized investment results increased by $77 million for 2006 compared with 2005. The increase in net realized investment results was primarily driven by improved results in fixed maturity securities, partially offset by increases in interest rate related OTTI losses for which we did not assert an intent to hold until an anticipated recovery in value. OTTI losses of $112 million were recorded in 2006 primarily in the corporate and other taxable bonds sector. Other realized investment gains for the year ended December 31, 2006, included a $37 million pretax gain related to a settlement received as a result of bankruptcy litigation of a major telecommunications corporation. OTTI losses of $70 million were recorded in 2005 across various sectors, including an OTTI loss of $22 million related to loans made under a credit facility to a national contractor, that were classified as fixed maturities. For additional information on loans to the national contractor, see Note R of the Consolidated Financial Statements.

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
The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and Corporate & Other Non-Core segments.
The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled. The segregated investments had an effective duration of 10.7 years and 9.8 years at December 31, 2007 and 2006. The remaining interest sensitive investments had an effective duration of 3.3 years and 3.2 years at December 31, 2007 and 2006. The overall effective duration was 5.1 years and 4.7 years at December 31, 2007 and 2006.
Effective Durations

	December 31, 2007		December 31, 2006
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)
Segregated investments	$9,211	10.7	$8,524	9.8

Other interest sensitive investments	29,406	3.3	30,178	3.2

Total	$38,617	5.1	$38,702	4.7

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
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing Standard and Poor’s 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $35 million as of December 31, 2007. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of December 31, 2007, we provided $29 million of cash as collateral for over-the-counter derivative instruments.
We classify our fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income. See Note A of the Consolidated Financial Statements included under Item 8 for additional information on the valuation of investments.

The following table provides further detail of pretax gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities.
Realized Investment Gains (Losses)

Years ended December 31	2007	2006	2005
(In millions)
Net realized investment gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$486	$382	$361
Gross realized losses	(964)	(377)	(451)

Net realized investment gains (losses) on fixed maturity securities	(478)	5	(90)

Equity securities:
Gross realized gains	146	24	73
Gross realized losses	(29)	(8)	(35)

Net realized investment gains on equity securities	117	16	38

Net realized investment gains (losses) on fixed maturity and equity securities	$(361)	$21	$(52)

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
Largest Realized Investment Losses from Securities Sold at a Loss
Year ended December 31, 2007

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)
Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$12,815	$98	0-6

Mortgage backed pass through securities sold based on view of interest rate changes.	394	9	0-6

Issuer provides financing to residential real estate markets and commercial consumers including originators and developers in various markets. The losses were due to the continued deterioration in the real estate markets.	80	9	0-12

Bank and financial issuer that came under pressure due to mortgage market disruption.	36	5	0-6

State specific general obligation municipal bonds sold to reduce exposure due to change in outlook.	513	5	0-6

	$13,838	$126

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.
Carrying Value of General Account Investments

December 31	2007	%	2006	%
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$687	2%	$5,138	12%
Asset-backed securities	11,409	27	13,677	31
States, municipalities and political subdivisions – tax-exempt	7,675	18	5,146	12
Corporate securities	8,952	22	7,132	16
Other debt securities	4,299	10	3,642	8
Redeemable preferred stock	1,058	3	912	2

Total fixed maturity securities available-for-sale	34,080	82	35,647	81

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	5	—	2	—
Asset-backed securities	31	—	55	—
Corporate securities	123	—	133	1
Other debt securities	18	—	14	—

Total fixed maturity securities trading	177	—	204	1

Equity securities available-for-sale:
Common stock	452	1	452	1
Preferred stock	116	—	145	—

Total equity securities available-for-sale	568	1	597	1

Total equity securities trading	—	—	60	—

Short term investments available-for-sale	4,497	11	5,538	13
Short term investments trading	180	1	172	—
Limited partnerships	2,214	5	1,852	4
Other investments	46	—	26	—

Total general account investments	$41,762	100%	$44,096	100%

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
Investments in the general account had a net unrealized gain of $74 million at December 31, 2007 compared with a net unrealized gain of $966 million at December 31, 2006. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term securities. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716 million for fixed maturities, a net unrealized gain of $249 million for equity securities, and a net unrealized gain of $1 million for short term securities. See Note B of the Consolidated Financial Statements included under Item 8 for further detail on the unrealized position of our general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at December 31, 2007 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	6%	3%
Due after one year through five years	43	40
Due after five years through ten years	22	23
Due after ten years	29	34

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale as of December 31, 2007 that were in a gross unrealized loss position had a fair value of $1,708 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of December 31, 2007 and 2006.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost
						Gross
	Estimated					Unrealized
December 31, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
0-6 months	$1,549	$57	$16	$3	$—	$76
7-12 months	125	7	1	—	—	8
13-24 months	26	1	1	1	1	4
Greater than 24 months	8	—	2	—	—	2

Total non-investment grade	$1,708	$65	$20	$4	$1	$90

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost
						Gross
	Estimated					Unrealized
December 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)
Fixed maturity securities:
0-6 months	$509	$2	$—	$—	$—	$2
7-12 months	87	1	1	—	—	2
13-24 months	24	—	—	—	—	—
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$622	$3	$1	$—	$—	$4

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at December 31, 2007 or 2006. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of December 31, 2007 that were in a gross unrealized loss position had a fair value of $102 million and gross unrealized losses of $12 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the cost of our investment through an anticipated recovery in the fair value of such securities.
Invested assets are exposed to various risks, such as interest rate and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates and further credit spread widening, could have an adverse material impact on our results of operations or equity.
Within our overall investment portfolio, $3,810 million of our securities are rated AAA as a result of insurance from six different mono-line insurers. Insured municipal bonds are $3,602 million of this total and represent 47% of our total municipal bond holdings. The underlying average credit quality of the municipal bonds would be A+ without the benefit of the insurance. Should the insurance be deemed worthless, we do not believe there would be a material impact to our results of operations or financial condition.
The general account portfolio consists primarily of high quality bonds, 89% and 91% of which were rated as investment grade (rated BBB- or higher) at December 31, 2007 and 2006. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

December 31	2007	%	2006	%
(In millions)
U.S. Government and affiliated agency securities	$816	3%	$5,285	15%
Other AAA rated	16,728	50	16,311	47
AA and A rated	6,326	19	5,222	15
BBB rated	5,713	17	4,933	14
Non-investment grade	3,616	11	3,188	9

Total	$33,199	100%	$34,939	100%

At December 31, 2007 and 2006, approximately 95% and 96% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or internally.
The following table summarizes the bond ratings of the investments supporting separate account products which guarantee principal and a specified rate of interest.
Separate Account Bond Ratings

December 31	2007	%	2006	%
(In millions)
U.S. Government and affiliated agency securities	$—	—%	$—	—%
Other AAA rated	122	29	111	26
AA and A rated	224	54	242	56
BBB rated	73	17	75	17
Non-investment grade	—	—	6	1

Total	$419	100%	$434	100%

At December 31, 2007 and 2006, 97% and 100% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
Non-investment grade bonds, as presented in the tables above, are high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment grade. High-yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2007 was $320 million, which represents 0.8% of our total investment portfolio. These securities were in a net unrealized gain position of $173 million at December 31, 2007. Of these securities, 94% were priced by independent third party sources.
Asset-Backed and Sub-prime Mortgage Exposure
Asset-Backed Distribution

	Security Type
						Percent	Percent
						of Total	of Total
December 31, 2007	MBS	CMO	ABS	CDO	Total	Security Type	Investments
(In millions)
U.S. Government Agencies	$1,212	$1,460	$—	$—	$2,672	23.4%	6.4%
AAA	—	5,297	2,063	27	7,387	64.5	17.7
AA	—	35	309	80	424	3.7	1.0
A	—	56	206	222	484	4.2	1.2
BBB	—	13	396	20	429	3.8	1.0
Non-investment grade and equity tranches	—	1	28	15	44	0.4	0.1

Total Fair Value	$1,212	$6,862	$3,002	$364	$11,440	100.0%	27.4%

Total Amortized Cost	$1,217	$6,975	$3,146	$469	$11,807

Percent of total fair value by security type	11%	60%	26%	3%	100%

Sub-prime (included above)
Fair Value	$—	$13	$1,064	$28	$1,105	9.7%	2.6%
Amortized Cost	$—	$13	$1,162	$39	$1,214	10.3%	2.9%

Alt-A (included above)
Fair Value	$—	$1,142	$3	$51	$1,196	10.5%	2.9%
Amortized Cost	$—	$1,187	$3	$52	$1,242	10.5%	3.0%
Included in our fixed maturity securities at December 31, 2007 were $11,440 million of asset-backed securities, at fair value, which represents 27% of total invested assets. Structured security types within this category consist of approximately 11% in mortgage-backed securities (MBS), 60% in collateralized mortgage obligations (CMO), 26% in corporate asset-backed obligations (ABS), and 3% in collateralized debt obligations (CDO). Of the total asset-backed securities, 88% were U.S. Government Agency issued or AAA rated. The majority of our asset-backed securities are actively traded in liquid markets. We obtain fair values for a majority of these securities from a third party pricing service. Of the total invested assets, $1,105 million or 2.6% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 2.9% have exposure to Alternative A (Alt A) collateral. Of the securities with sub-prime exposure, approximately 98% were rated as investment grade, while 99% of the Alt A securities were rated investment grade. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $30 million through other investments, including limited partnerships. We have mitigated a portion of our sub-prime exposure through an economic hedge position in Credit Default Swaps (CDS) from which we recognized net gains of $40 million for the year ended December 31, 2007.
All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process and resulted in OTTI losses of $202 million for the year ended December 31, 2007. Included in this OTTI loss was $163 million related to securities with sub-prime and Alt A exposure. The Company’s review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime and Alt A exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond current expectations may cause us to reconsider and record additional OTTI losses.

Short Term Investments
The carrying value of the components of the general account short term investment portfolio is presented in the following table.
Short Term Investments

December 31	2007	2006
(In millions)
Short term investments available-for-sale:
Commercial paper	$3,040	$923
U.S. Treasury securities	577	1,093
Money market funds	72	196
Other, including collateral held related to securities lending	808	3,326

Total short term investments available-for-sale	4,497	5,538

Short term investments trading:
Commercial paper	35	43
U.S. Treasury securities	—	2
Money market funds	139	127
Other	6	—

Total short term investments trading	180	172

Total short term investments	$4,677	$5,710

The fair value of collateral held related to securities lending, included in other short term investments, was $53 million and $2,851 million at December 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For 2007, net cash provided by operating activities was $1,239 million as compared to $2,250 million in 2006. Cash provided by operating activities was unfavorably impacted by decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us. Policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections, increased tax payments, and increased loss payments.
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
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used for investing activities was $1,082 million, $1,646 million, and $1,316 million for 2007, 2006, and 2005. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In 2007, net cash flows provided by investing activities-discontinued operations included $65 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For 2007, 2006 and 2005, net cash used for financing activities was $185 million, $605 million, and $837 million. The decrease in cash used by financing activities is primarily related to decreased policyholder fund withdrawals in 2007 as compared to 2006, which are reflected as Return of investment contract account balances on the Consolidated Statements of Cash Flows included under Item 8.
We believe that our present cash flows from operations, investing activities and financing activities, including cash dividends from CNAF subsidiaries, are sufficient to fund our working capital and debt obligation needs.
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
A summary of our commitments as of December 31, 2007 is presented in the following table.
Contractual Commitments

December 31, 2007	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Debt (a)	$3,175	$486	$235	$680	$1,774
Lease obligations	247	44	79	63	61
Claim and claim expense reserves (b)	30,259	6,733	9,194	4,767	9,565
Future policy benefits reserves (c)	11,388	180	346	332	10,530
Policyholder funds reserves (c)	882	436	342	3	101
Guaranteed payment contracts (d)	31	14	17	—	—

Total	$45,982	$7,893	$10,213	$5,845	$22,031

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of December 31, 2007. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $16 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2007. Future policy benefit reserves of $843 million and policyholder fund reserves of $42 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements included under Item 8.

(d)	Primarily relating to telecommunications and software services.
Further information on our commitments, contingencies and guarantees is provided in Notes B, F, G, I and K of the Consolidated Financial Statements included under Item 8.
Off-Balance Sheet Arrangements
In the course of selling business entities and assets to third parties, we have agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, we have agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2007, we had outstanding unlimited indemnifications in connection with the sales of certain of our business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2007 and 2006, we have recorded approximately $27 million and $28 million of liabilities related to these indemnification agreements.
Other than the items discussed above, we do not have any other off-balance sheet arrangements.

Dividends
In 2007, we paid dividends of $0.35 per share of our common stock. On February 6, 2008, our Board of Directors declared a quarterly dividend of $0.15 per share, payable March 20, 2008 to shareholders of record on February 25, 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
Share Repurchase Program
Our Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No shares of common stock were purchased during 2007 or 2006. On February 12, 2008, we began repurchasing shares pursuant to the Board of Directors resolutions. As of February 22, 2008, we had repurchased a total of 945,656 shares at an average price of $27.42 (including commission) per share. Share repurchases may continue.
Regulatory Matters
We previously established a plan to reorganize and streamline our U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. The remaining phase of this multi-year plan has been completed with the December 31, 2007 merger of Transcontinental Insurance Company, a New York domiciled insurer, into its parent company, National Fire Insurance Company of Hartford, which is a CCC subsidiary.
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

The table below reflects the various group ratings issued by A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s and S&P for the property and casualty and life companies. The table also includes the ratings for CNAF senior debt and The Continental Corporation (Continental) senior debt.

Insurance Financial Strength
	Ratings		Debt Ratings
Property &
	Casualty	Life	CNAF	Continental
	CCC	CAC	Senior	Senior
	Group		Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Fitch	A	Not rated	BBB	BBB
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-
The following rating agency actions were taken with respect to CNA from January 1, 2007 through February 15, 2008:
•
On October 5, 2007, Fitch Ratings upgraded the senior debt ratings of CNAF and Continental to BBB, the financial strength ratings of CNA’s property/casualty insurance subsidiaries to A and withdrew the A- insurance financial strength rating of Continental Assurance Company (CAC).

•	On November 2, 2007, Moody’s affirmed CNA’s ratings and stable outlook.

•	On December 18, 2007, A.M. Best affirmed CNA’s ratings and stable outlook.
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
In addition, it is possible that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. None of the major rating agencies which rates Loews currently maintains a negative outlook or has Loews on negative Credit Watch.
We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings.
Accounting Pronouncements
Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157)
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial condition.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)
In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 helps to mitigate accounting-induced earnings volatility by enabling companies to report related assets and liabilities at fair value, which may reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.
SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not intend to select the fair value option for any assets and liabilities currently held, and therefore SFAS 159 is not expected to have an impact on our financial condition or results of operations upon adoption.
SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (SFAS 160)
In December 2007, the FASB issued SFAS 160, which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as equity in the consolidated financial statements, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard in 2009 is not expected to have a material impact on our financial condition or results of operations.
See Note A of the Consolidated Financial Statements included under Item 8 for additional information regarding accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos and environmental pollution and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction and restructuring activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•
changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities (sub-prime);

•	the effects of corporate bankruptcies and accounting errors on capital markets, and on the markets for D&O and E&O coverages;

•	changes in foreign or domestic political, social and economic conditions;

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

•
regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•
the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively, notwithstanding the extension through December 31, 2014 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

•
exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint and other mass torts;

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2007 and 2006 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2007 and 2006, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the Standard & Poor’s 500 Index (S&P 500) from its level at December 31, 2007 and 2006, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500. At December 31, 2007, a 10% and 25% decrease in the S&P 500 would result in a $217 million and $542 million decrease compared to a $265 million and $662 million decrease at December 31, 2006, in the market value of our equity investments.
Of these amounts, under the 10% and 25% scenarios, $5 million and $11 million at December 31, 2007 and $4 million and $10 million at December 31, 2006 pertained to decreases in the fair value of the separate account investments. These decreases would substantially be offset by decreases in related separate account liabilities to customers. Similarly, increases in the fair value of the separate account equity investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2007 and December 31, 2006, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2007	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$34,080	$(1,900)	$(111)	$(42)
Fixed maturity securities trading	177	(2)	(1)	(1)
Equity securities available-for-sale	568	—	(1)	(57)
Short term investments available-for-sale	4,497	(4)	(42)	—
Short term investments trading	180	—	—	—
Limited partnerships	2,214	1	—	(43)
Other invested assets	7	—	—	—
Interest rate swaps	36	33	—	—
Equity index futures trading	—	1	—	(69)
Other derivative securities	3	(3)	8	—

Total general account	41,762	(1,874)	(147)	(212)

Separate accounts:
Fixed maturity securities	419	(20)	—	—
Equity securities	45	—	—	(5)
Short term investments	6	—	—	—

Total separate accounts	470	(20)	—	(5)

Total securities	$42,232	$(1,894)	$(147)	$(217)

Debt (carrying value)	$2,157	$(107)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2006	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$35,647	$(1,959)	$(98)	$(91)
Fixed maturity securities trading	204	(2)	—	(2)
Equity securities available-for-sale	597	—	(9)	(60)
Equity securities trading	60	—	—	(6)
Short term investments available-for-sale	5,538	(5)	(32)	—
Short term investments trading	172	—	—	—
Limited partnerships	1,852	1	—	(37)
Other invested assets	23	—	—	—
Interest rate swaps	1	190	—	—
Equity index futures trading	—	1	—	(65)
Other derivative securities	2	1	(2)	—

Total general account	44,096	(1,773)	(141)	(261)

Separate accounts:
Fixed maturity securities	434	(21)	—	—
Equity securities	41	—	—	(4)
Short term investments	21	—	—	—

Total separate accounts	496	(21)	—	(4)

Total securities	$44,592	$(1,794)	$(141)	$(265)

Debt (carrying value)	$2,156	$(122)	$—	$—

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2007 and December 31, 2006, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2007	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$34,080	$(2,789)	$(221)	$(106)
Fixed maturity securities trading	177	(3)	(1)	(3)
Equity securities available-for-sale	568	—	(2)	(142)
Short term investments available-for-sale	4,497	(6)	(85)	—
Short term investments trading	180	—	—	—
Limited partnerships	2,214	1	—	(109)
Other invested assets	7	—	—	—
Interest rate swaps	36	48	—	—
Equity index futures trading	—	2	—	(171)
Other derivative securities	3	—	(8)	—

Total general account	41,762	(2,747)	(317)	(531)

Separate accounts:
Fixed maturity securities	419	(30)	—	—
Equity securities	45	—	—	(11)
Short term investments	6	—	—	—

Total separate accounts	470	(30)	—	(11)

Total securities	$42,232	$(2,777)	$(317)	$(542)

Debt (carrying value)	$2,157	$(156)	$—	$—

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2006	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$35,647	$(2,925)	$(197)	$(227)
Fixed maturity securities trading	204	(3)	—	(5)
Equity securities available-for-sale	597	—	(18)	(149)
Equity securities trading	60	—	—	(15)
Short term investments available-for-sale	5,538	(7)	(64)	—
Short term investments trading	172	—	—	—
Limited partnerships	1,852	1	—	(93)
Other invested assets	23	—	—	—
Interest rate swaps	1	279	—	—
Equity index futures trading	—	2	—	(162)
Other derivative securities	2	1	(4)	(1)

Total general account	44,096	(2,652)	(283)	(652)

Separate accounts:
Fixed maturity securities	434	(31)	—	—
Equity securities	41	—	—	(10)
Short term investments	21	—	—	—

Total separate accounts	496	(31)	—	(10)

Total securities	$44,592	$(2,683)	$(283)	$(662)

Debt (carrying value)	$2,156	$(180)	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31	2007	2006	2005
(In millions, except per share data)
Revenues
Net earned premiums	$7,484	$7,603	$7,569
Net investment income	2,433	2,412	1,892
Realized investment gains (losses), net of participating policyholders’ and minority interests	(311)	86	(10)
Other revenues	279	275	411

Total revenues	9,885	10,376	9,862

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	6,009	6,047	6,999
Amortization of deferred acquisition costs	1,520	1,534	1,543
Other operating expenses	994	1,027	1,034
Restructuring and other related charges	—	(13)	—
Interest	140	131	124

Total claims, benefits and expenses	8,663	8,726	9,700

Income before income tax and minority interest	1,222	1,650	162
Income tax (expense) benefit	(317)	(469)	105
Minority interest	(48)	(44)	(24)

Income from continuing operations	857	1,137	243
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $7 and $(2)	(6)	(29)	21

Net Income	$851	$1,108	$264

Basic Earnings Per Share

Income from continuing operations	$3.15	$4.17	$0.68
Income (loss) from discontinued operations	(0.02)	(0.11)	0.08

Basic earnings per share available to common stockholders	$3.13	$4.06	$0.76

Diluted Earnings Per Share

Income from continuing operations	$3.15	$4.16	$0.68
Income (loss) from discontinued operations	(0.02)	(0.11)	0.08

Diluted earnings per share available to common stockholders	$3.13	$4.05	$0.76

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	271.5	262.1	256.0

Diluted	271.8	262.3	256.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31	2007	2006
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $34,388 and $35,135)	$34,257	$35,851
Equity securities at fair value (cost of $366 and $408)	568	657
Limited partnership investments	2,214	1,852
Other invested assets	46	26
Short term investments	4,677	5,710

Total investments	41,762	44,096
Cash	94	84
Reinsurance receivables (less allowance for uncollectible receivables of $461 and $469)	8,228	9,478
Insurance receivables (less allowance for doubtful accounts of $312 and $368)	1,972	2,108
Accrued investment income	330	313
Receivables for securities sold and collateral	142	303
Deferred acquisition costs	1,161	1,190
Prepaid reinsurance premiums	270	342
Deferred income taxes	1,198	855
Property and equipment at cost (less accumulated depreciation of $596 and $571)	378	277
Goodwill and other intangible assets	142	142
Other assets	579	592
Separate account business	476	503

Total assets	$56,732	$60,283

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$28,588	$29,636
Unearned premiums	3,598	3,784
Future policy benefits	7,106	6,645
Policyholders’ funds	930	1,015
Collateral on loaned securities and derivatives	63	2,851
Payables for securities purchased	353	221
Participating policyholders’ funds	45	50
Short term debt	350	—
Long term debt	1,807	2,156
Federal income taxes payable (includes $5 and $38 due to Loews Corporation)	2	40
Reinsurance balances payable	401	539
Other liabilities	2,478	2,740
Separate account business	476	503

Total liabilities	46,197	50,180

Commitments and contingencies (Notes B, F, G, I and K)
Minority interest	385	335

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 271,662,278 and 271,108,480 shares outstanding)	683	683
Additional paid-in capital	2,169	2,166
Retained earnings	7,285	6,486
Accumulated other comprehensive income	103	549
Treasury stock (1,377,965 and 1,931,763 shares), at cost	(39)	(58)

	10,201	9,826
Notes receivable for the issuance of common stock	(51)	(58)

Total stockholders’ equity	10,150	9,768

Total liabilities and stockholders’ equity	$56,732	$60,283

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2007	2006	2005
(In millions)
Cash Flows from Operating Activities:
Net income	$851	$1,108	$264
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	6	29	(21)
Loss (gain) on disposal of property and equipment	1	—	(1)
Minority interest	48	44	24
Deferred income tax provision	(99)	173	(220)
Trading securities activity	(12)	374	164
Realized investment (gains) losses, net of participating policyholders’ and minority interests	311	(86)	10
Undistributed earnings of equity method investees	(99)	(170)	(45)
Net amortization of bond (discount) premium	(252)	(274)	(153)
Depreciation	64	48	54
Changes in:
Receivables, net	1,386	2,427	3,531
Accrued investment income	(17)	(1)	(15)
Deferred acquisition costs	29	7	71
Prepaid reinsurance premiums	72	(2)	788
Federal income taxes recoverable/payable	(38)	102	(62)
Insurance reserves	(830)	(771)	(943)
Reinsurance balances payable	(138)	(1,097)	(1,344)
Other assets	42	142	(16)
Other liabilities	(80)	306	55
Other, net	7	(98)	75

Total adjustments	401	1,153	1,952

Net cash flows provided by operating activities-continuing operations	$1,252	$2,261	$2,216

Net cash flows used by operating activities-discontinued operations	$(13)	$(11)	$(47)

Net cash flows provided by operating activities-total	$1,239	$2,250	$2,169

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(73,157)	$(48,757)	$(62,990)
Proceeds from fixed maturity securities:
Sales	69,012	42,433	55,611
Maturities, calls and redemptions	4,744	4,310	4,579
Purchases of equity securities	(236)	(340)	(482)
Proceeds from sales of equity securities	340	221	316
Change in short term investments	1,347	(1,331)	1,627
Change in collateral on loaned securities	(2,788)	2,084	(151)
Change in other investments	(168)	(195)	86
Purchases of property and equipment	(160)	(131)	(45)
Dispositions	14	8	57
Other, net	(69)	16	56

Net cash flows used by investing activities-continuing operations	$(1,121)	$(1,682)	$(1,336)

Net cash flows provided by investing activities-discontinued operations, including proceeds from disposition	$39	$36	$20

Net cash flows used by investing activities-total	$(1,082)	$(1,646)	$(1,316)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	2007	2006	2005
Cash Flows from Financing Activities:
Dividends paid to stockholders	$(95)	$—	$—
Proceeds from the issuance of long term debt	—	759	—
Principal payments on debt	—	(294)	(568)
Return of investment contract account balances	(122)	(589)	(281)
Receipts of investment contract account balances	3	4	7
Payment to repurchase Series H Issue preferred stock	—	(993)	—
Proceeds from the issuance of common stock	—	499	—
Stock options exercised	18	10	2
Other, net	11	(1)	3

Net cash flows used by financing activities-continuing operations	$(185)	$(605)	$(837)

Net cash flows provided by financing activities-discontinued operations	$—	$—	$—

Net cash flows used by financing activities-total	$(185)	$(605)	$(837)

Effect of foreign exchange rate changes on cash-continuing operations	5	—	—

Net change in cash	(23)	(1)	16
Net cash transactions from continuing operations to discontinued operations	59	14	(42)
Net cash transactions from discontinued operations to continuing operations	(59)	(14)	42

Cash, beginning of year	124	125	109

Cash, end of year	$101	$124	$125

Cash-continuing operations	$94	$84	$96
Cash-discontinued operations	7	40	29

Cash-total	$101	$124	$125

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

Years ended December 31	2007	2006	2005
(In millions)
Preferred Stock
Balance, beginning of period	$—	$750	$750
Repurchase of Series H Issue	—	(750)	—

Balance, end of period	—	—	750

Common Stock
Balance, beginning of period	683	645	645
Issuance of common stock	—	38	—

Balance, end of period	683	683	645

Additional Paid-in Capital
Balance, beginning of period	2,166	1,701	1,701
Issuance of common stock and other	3	465	—

Balance, end of period	2,169	2,166	1,701

Retained Earnings
Balance, beginning of period	6,486	5,621	5,357
Adjustment to initially apply FSP 85-4-1, net of tax	38	—	—
Adjustment to initially apply FIN 48	5	—	—

Adjusted balance, beginning of period	6,529	5,621	5,357
Dividends paid to stockholders	(95)	—	—
Liquidation preference in excess of par value on Series H Issue	—	(243)	—
Net income	851	1,108	264

Balance, end of period	7,285	6,486	5,621

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	549	359	661
Other comprehensive income (loss)	(446)	236	(302)
Adjustment to initially apply SFAS 158, net of tax	—	(46)	—

Balance, end of period	103	549	359

Treasury Stock
Balance, beginning of period	(58)	(67)	(69)
Stock options exercised	19	9	2

Balance, end of period	(39)	(58)	(67)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(58)	(59)	(71)
Decrease in notes receivable for the issuance of common stock	7	1	12

Balance, end of period	(51)	(58)	(59)

Total Stockholders’ Equity	$10,150	$9,768	$8,950

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2007.
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
Business
CNA’s core property and casualty insurance operations are reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. In the fourth quarter of 2007, the Company revised its property and casualty segments. See Note N for further discussion.
CNA serves a wide variety of customers, including small, medium and large businesses; insurance companies; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.
Core insurance products include commercial property and casualty coverages. Non-core insurance products, which primarily have been sold or placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services and claims administration. CNA’s products and services are marketed through independent agents, brokers, managing general agents and direct sales.
Insurance Operations
Premiums: Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured which principally are earned ratably over the duration of the policies. Premiums on accident and health insurance contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&E), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued

operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables in the Consolidated Balance Sheets. See Note P for further information on claim and claim adjustment expense reserves for discontinued operations.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under high deductible policies of $2.2 billion and $2.5 billion as of December 31, 2007 and 2006. A significant portion of these amounts is supported by collateral. The Company also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in the Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2007 and 2006. At December 31, 2007 and 2006, the discounted reserves for unfunded structured settlements were $786 million and $814 million, net of discount of $1.2 billion and $1.3 billion.
Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.0% to 6.5% at December 31, 2007 and 2006. At December 31, 2007 and 2006, such discounted reserves totaled $1.4 billion and $1.3 billion, net of discount of $438 million and $416 million.
Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2007 and 2006, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.
Policyholders’ funds reserves: Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the liability balances were $178 million and $189 million. As of December 31, 2007 and 2006, included in other assets were $6 million and $7 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections from business written or committed to be written.
Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits in the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2007, the Company had $40 million recorded as deposit assets and $117 million recorded as deposit liabilities.
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
The Company evaluates deferred acquisition costs for recoverability. Adjustments, if necessary, are recorded in current results of operations. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. Unamortized deferred acquisition costs relating to contracts that have been substantially changed by a modification in benefits, features, rights or coverages are no longer deferred and are included as a charge to operations in the period during which the contract modification occurred.
Investments in life settlement contracts and related revenue recognition:
Prior to 2002, the Company purchased investments in life settlement contracts. Under a life settlement contract, the Company obtained the ownership and beneficiary rights of an underlying life insurance policy. In March 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Technical Bulletin No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors (FSP 85-4-1). A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). The previous accounting guidance, FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (FTB 85-4), required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of policies. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election must be made on an instrument-by-instrument basis and is irrevocable. The Company adopted FSP 85-4-1 on January 1, 2007.
The Company elected to account for its investments in life settlement contracts using the fair value method and the initial impact upon adoption of FSP 85-4-1 under the fair value method was an increase to retained earnings of $38 million, net of tax.
Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Operations for the year ended December 31, 2007. Amounts presented related to prior years were accounted for under the previous accounting guidance, FTB 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Statement of Operations when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Statement of Operations. The Company’s investments in life settlement contracts of $115 million at December 31, 2007 are included in Other assets on the Consolidated Balance Sheet. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows for all periods presented.
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
The following table details the values for life settlement contracts.

		Fair Value of Life Settlement	Face Amount of Life Insurance
	Number of Life Settlement	Contracts	Policies
December 31, 2007	Contracts	(In millions)	(In millions)
Estimated maturity during:
2008	80	$16	$53
2009	80	14	52
2010	80	13	51
2011	80	11	51
2012	80	10	51
Thereafter	1,008	51	490

Total	1,408	$115	$748

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
The increase in fair value recognized for the year ended December 31, 2007 on contracts still being held was $12 million. The gain recognized during the year ended December 31, 2007 on contracts that matured was $38 million.
Separate Account Business
Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are primarily carried at contract values. Fee income accruing to the Company related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Operations.

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
For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income. Interest income on lower rated beneficial interests in securitized financial assets is determined using the prospective yield method.
The Company’s carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the General Partner, and typically reflects a reporting lag of up to three months. Changes in net asset values are accounted for under the equity method and recorded within net investment income. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), the Company has consolidated one limited partnership.
The carrying value of limited partnerships as of December 31, 2007 and 2006 was $2.2 billion and $1.9 billion. As of December 31, 2007 and 2006, the Company had 85 and 70 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. Of the limited partnerships held, 91% or $2.0 billion in carrying value at December 31, 2007 and 91% or $1.7 billion at December 31, 2006 employ strategies that generate returns through investing in a substantial number of securities that are readily marketable while engaging in various risk management techniques primarily in fixed and public equity markets. Some of these limited partnership investment strategies may include low levels of leverage and hedging that potentially introduce more volatility and risk to the partnership returns. Limited partnerships representing 6% or $133 million at December 31, 2007 and 5% or $98 million at December 31, 2006 were invested in private equity. The remaining 3% or $71 million at December 31, 2007 and 4% or $69 million at December 31, 2006 were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1.2 billion and $1.1 billion as of December 31, 2007 and 2006. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value and related income reflected in the Company’s 2007 and 2006 Consolidated Financial Statements represents approximately 4% and 4% of the aggregate partnership equity and 2% and 5% of the changes in partnership equity for all limited partnership investments.
Other invested assets include certain derivative securities and real estate investments. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges are reported as a component of realized gains or losses. Real estate investments are carried at the lower of cost or market value.
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
Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities received by the Company, is not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short term investments was $53 million and $2.9 billion at December 31, 2007 and 2006. The fair value of non-cash collateral was $273 million and $385 million at December 31, 2007 and 2006.
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
Derivatives held in designated trading portfolios are carried at fair value with changes therein reflected in investment income. These derivatives are generally not designated as hedges.
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
The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. CNA attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500 Index (S&P 500) futures contracts in a notional amount equal to the contract holder liability.
The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps to modify the credit risk inherent in certain investments. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company infrequently designates these types of instruments as hedges against specific assets.
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
The Company is required to provide collateral for all exchange-traded futures and options contracts. These margin requirements are determined by the individual exchanges based on the fair value of the open positions and are in the custody of the exchange. Collateral may also be required for over-the-counter contracts such as interest rate swaps, credit default swaps and currency forwards per the ISDA agreements in place. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided, consisting primarily of cash, was $64 million at December 31, 2007 and $58 million at December 31, 2006.
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
Pension and Postretirement Benefits
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)), which the Company adopted on December 31, 2006, the Company recognizes the overfunded or underfunded status of its defined benefit plans as an asset or liability in the Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through Other comprehensive income. The Company measures its benefit plan assets and obligations at December 31 in the Consolidated Balance Sheets.
Stock-Based Compensation
Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), the Company records compensation expense for all awards it grants, modifies, repurchases or cancels. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 over the remaining portion of the service period. For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense primarily on a straight-line basis over the requisite service period, generally four years. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its stock-based compensation plan. Under the recognition and measurement principles of APB 25, no stock-based compensation cost was recognized, as the exercise price of the granted options equaled the market price of the underlying stock at the grant date.
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders’ equity as a component of Accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $10 million, $7 million and $26 million were included in determining net income for the years ended December 31, 2007, 2006 and 2005.
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
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets of $142 million as of December 31, 2007 and 2006 primarily represent the excess of purchase price over the fair value of the net assets of acquired entities and businesses. The balance at December 31, 2007 and 2006 related to Specialty Lines. During 2006, the Company determined that goodwill and other intangible assets of approximately $4 million was impaired related to the Standard Lines segment.  Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.
Earnings per Share Data
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2007, 2006 and 2005, less than one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.

The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue from Loews for approximately $993 million, a price equal to the liquidation preference. The Series H Issue dividend amounts through the repurchase date for the years ended December 31, 2006 and 2005 have been subtracted from Income from Continuing Operations to determine income from continuing operations available to common stockholders.

The computation of earnings per share is as follows:
Earnings Per Share

Years ended December 31	2007	2006	2005
(In millions, except per share amounts)
Income from continuing operations	$857	$1,137	$243
Less: undeclared preferred stock dividend through repurchase date	—	(46)	(70)

Income from continuing operations available to common stockholders	$857	$1,091	$173

Weighted average outstanding common stock and common stock equivalents	271.5	262.1	256.0
Effect of dilutive securities, employee stock options and appreciation rights	0.3	0.2	—

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	271.8	262.3	256.0

Basic earnings per share from continuing operations available to common stockholders	$3.15	$4.17	$0.68

Diluted earnings per share from continuing operations available to common stockholders	$3.15	$4.16	$0.68

The following table illustrates the effect on net income and earnings per share data if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) to stock-based employee compensation under the Company’s stock-based compensation plans for the year ended December 31, 2005.
Pro Forma Effect of SFAS 123 on Results

Year ended December 31	2005
(In millions, except per share amounts)
Income from continuing operations	$243
Less: undeclared preferred stock dividend	(70)

Income from continuing operations available to common stockholders	173

Income from discontinued operations, net of tax	21

Net income available to common stockholders	194
Less: Total stock-based compensation cost determined under the fair value method, net of tax	(2)

Pro forma net income available to common stockholders	$192

Basic and diluted earnings per share, as reported	$0.76

Basic and diluted earnings per share, pro forma	$0.75

Supplementary Cash Flow Information
Cash payments made for interest were $142 million, $109 million and $139 million for the years ended December 31, 2007, 2006 and 2005. Cash payments made for federal income taxes were $420 million, $173 million and $164 million for the years ended December 31, 2007, 2006 and 2005.
Accounting Pronouncements
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
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155)
In February 2006, the FASB issued SFAS 155. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in certain securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of this Statement. SFAS 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 as of January 1, 2007 had no impact on the results of operations or financial condition of the Company.
SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (Issue B40)
In January 2007, the FASB released Issue B40 which was applied upon adoption of SFAS 155. Issue B40 provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that meet certain criteria and contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. There were no securities impacted by the adoption of Issue B40 in conjunction with SFAS 155.
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

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2007	2006	2005
(In millions)
Fixed maturity securities	$2,047	$1,842	$1,608
Short term investments	186	248	147
Limited partnerships	183	288	254
Equity securities	25	23	25
Income from trading portfolio (a)	10	103	47
Interest on funds withheld and other deposits	(1)	(68)	(166)
Other	36	18	20

Gross investment income	2,486	2,454	1,935
Investment expenses	(53)	(42)	(43)

Net investment income	$2,433	$2,412	$1,892

(a)
The change in net unrealized losses on trading securities included in net investment income was $15 million and $7 million for the years ended December 31, 2007 and 2005. There was no change in net unrealized gains (losses) on trading securities included in net investment income for the year ended December 31, 2006.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2007	2006	2005
(In millions)
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$486	$382	$361
Gross realized losses	(964)	(377)	(451)

Net realized investment gains (losses) on fixed maturity securities	(478)	5	(90)

Equity securities:
Gross realized gains	146	24	73
Gross realized losses	(29)	(8)	(35)

Net realized investment gains on equity securities	117	16	38

Other	48	66	39

Net realized investment gains (losses) before allocation to participating policyholders’ and minority interests	(313)	87	(13)
Allocated to participating policyholders’ and minority interests	2	(1)	3

Net realized investment gains (losses)	$(311)	$86	$(10)

Net change in unrealized appreciation (depreciation) in investments is presented in the following table.
Net Change in Unrealized Appreciation (Depreciation)

Years ended December 31	2007	2006	2005
(In millions)
Net change in unrealized appreciation (depreciation) in general account investments:
Fixed maturity securities	$(847)	$98	$(443)
Equity securities	(47)	78	34
Other	2	2	(1)

Total net change in unrealized appreciation (depreciation) in general account investments	(892)	178	(410)
Net change in unrealized appreciation on other	1	(10)	(12)
Allocated to participating policyholders’ and minority interests	3	4	18
Deferred income tax (expense) benefit	315	(58)	158

Net change in unrealized appreciation (depreciation) in investments	$(573)	$114	$(246)

Realized investment losses included $741 million, $173 million and $107 million of other-than-temporary impairment (OTTI) losses for the years ended December 31, 2007, 2006 and 2005. The 2007 OTTI losses were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. The 2006 and 2005 OTTI losses were recorded across various sectors. The increase in OTTI losses for 2007 was primarily driven by credit issue related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. These OTTI losses were driven mainly by credit market conditions and the continued disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis. The increase in OTTI losses for 2006 was primarily driven by an increase in interest rate related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. The 2005 OTTI losses included $34 million related to loans made under a credit facility to a national contractor, that were classified as fixed maturity securities. See Note R for additional information on loans to the national contractor.
The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2007	Cost	Gains	12 Months	12 Months	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$594	$93	$—	$—	$687
Asset-backed securities	11,776	39	223	183	11,409
States, municipalities and political subdivisions – tax-exempt securities	7,615	144	82	2	7,675
Corporate bonds	8,867	246	149	12	8,952
Other debt securities	4,143	208	48	4	4,299
Redeemable preferred stock	1,216	2	160	—	1,058

Total fixed maturity securities available-for-sale	34,211	732	662	201	34,080

Total fixed maturity securities trading	177	—	—	—	177

Equity securities available-for-sale:
Common stock	246	207	1	—	452
Preferred stock	120	7	11	—	116

Total equity securities available-for-sale	366	214	12	—	568

Total	$34,754	$946	$674	$201	$34,825

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$5,056	$86	$3	$1	$5,138
Asset-backed securities	13,821	28	20	152	13,677
States, municipalities and political subdivisions – tax-exempt securities	4,915	237	1	5	5,146
Corporate bonds	6,811	338	8	9	7,132
Other debt securities	3,443	207	7	1	3,642
Redeemable preferred stock	885	28	1	—	912

Total fixed maturity securities available-for-sale	34,931	924	40	168	35,647

Total fixed maturity securities trading	204	—	—	—	204

Equity securities available-for-sale:
Common stock	214	239	1	—	452
Preferred stock	134	11	—	—	145

Total equity securities available-for-sale	348	250	1	—	597

Total equity securities trading	60	—	—	—	60

Total	$35,543	$1,174	$41	$168	$36,508

The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	December 31, 2007		December 31, 2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed maturity securities:
Investment grade:
0-6 months	$5,578	$357	$9,829	$24
7-12 months	1,689	221	1,267	12
13-24 months	690	57	5,248	127
Greater than 24 months	3,869	138	1,022	41

Total investment grade	11,826	773	17,366	204

Non-investment grade:
0-6 months	1,549	76	509	2
7-12 months	125	8	87	2
13-24 months	26	4	24	—
Greater than 24 months	8	2	2	—

Total non-investment grade	1,708	90	622	4

Total fixed maturity securities	13,534	863	17,988	208

Equity securities:
0-6 months	98	12	10	1
7-12 months	1	—	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	102	12	14	1

Total fixed maturity and equity securities	$13,636	$875	$18,002	$209

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization, previous OTTI and hedging, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI. The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for analyzing all securities in an unrealized loss position (watch list) on at least a quarterly basis.
All watch list securities are monitored for further market value changes and additional information related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of OTTI factors.
The decision to record an OTTI incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.
The Committee also considers results and analysis of cash flow modeling to supplement its review of various asset-backed securities. The focus of this analysis is on assessing the sufficiency and quality of the underlying collateral and timing of cash flows based on various scenario tests. This additional data provides the Committee with additional context to evaluate current market conditions to determine if the impairment is temporary in nature.
The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) in the Consolidated Statements of Operations. Recording an OTTI loss on a security does not always reflect the Company’s view on whether an equity security will recover to cost or if a fixed maturity security will make timely repayment of principal and interest.
At December 31, 2007, the fair value of the general account fixed maturities was $34,257 million, representing 82% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $863 million in gross unrealized losses, consisting of asset-backed securities which represented 47%, corporate bonds which represented 19%, redeemable preferred stock which represented 18%, and all other fixed maturity securities which represented 16%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,380 securities which were, in aggregate, approximately 6% below amortized cost.
The gross unrealized losses on equity securities were $12 million, including 245 securities which were, in aggregate, approximately 11% below cost.
Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at December 31, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of December 31, 2007 is presented below.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors during 2007 related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.
The majority of the holdings in this category are collateralized mortgage obligations (CMOs) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 482 securities in a gross unrealized loss position of $402 million. Of these securities in a gross unrealized loss position, 43% are rated AAA, 22% are rated AA, 32% are rated A and 3% are rated BBB or lower. The aggregate severity of the unrealized loss was approximately 6% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of December 31, 2007, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20, which have a gross unrealized loss of $118 million and an aggregate severity of the unrealized loss of approximately 22% of amortized cost. For the year ended December 31, 2007, there were OTTI losses of $311 million recorded on asset-backed securities, $209 million of which were related to EITF 99-20 securities.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 234 agency mortgage-backed pass-through securities and 3 agency CMOs in an unrealized loss position of $4 million as of December 31, 2007. The aggregate severity of the unrealized losses on these securities was approximately 3% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007.
States, Municipalities and Political Subdivisions – Tax-Exempt Securities
The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 223 securities in a gross unrealized loss position of $84 million with 100% of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are secured by the credit of the issuer. The aggregate severity of the unrealized losses were approximately 4% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007.
Corporate Bonds
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
The holdings in this category include 312 securities in a gross unrealized loss position of $161 million. Of the unrealized losses in this category, over 49% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 5% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and communications which as a percentage of total gross unrealized losses were approximately 30%, 22% and 15% at December 31, 2007. The decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007. For the year ended December 31, 2007, there were OTTI losses of $209 million recorded on corporate bonds.
Redeemable Preferred Stock
The unrealized losses on the Company’s investments in redeemable preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. The holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. Many of the securities in this category have fallen out of favor in the current market conditions. Approximately 58% of the gross unrealized losses in this category come from securities issued by diversified financial institutions, 31% from losses on government agency issued securities and 4% from utilities. The holdings in this category include 41 securities in a gross unrealized loss position of $160 million. Of these securities in a gross unrealized loss position, 31% are rated AA, 55% are rated A, 12% are rated BBB and 2% are rated less than BBB. The Company believes the decline in fair value was primarily due to the market disruption caused by sub-prime related issues and other temporary market conditions. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007.

Contractual Maturity
The following tables summarize available-for-sale fixed maturity securities by contractual maturity at December 31, 2007 and 2006. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	December 31, 2007		December 31, 2006
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)
Due in one year or less	$2,685	$2,678	$1,599	$1,602
Due after one year through five years	12,219	12,002	13,024	13,039
Due after five years through ten years	6,150	6,052	9,555	9,619
Due after ten years	13,157	13,348	10,753	11,387

Total	$34,211	$34,080	$34,931	$35,647

As of December 31, 2007, the Company did not hold any non-income producing fixed maturity securities. As of December 31, 2006, the carrying value of fixed maturity investments that did not produce income was $10 million. As of December 31, 2007, no investments exceeded 10% of stockholders’ equity. As of December 31, 2006, no investments, other than investments in U.S. Treasury and U.S. Government agency securities, exceeded 10% of stockholders’ equity.
Investment Commitments
The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, were $2,214 million and $1,852 million as of December 31, 2007 and 2006.
As of December 31, 2007 and 2006, the Company had committed approximately $461 million and $109 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2007 and 2006, the Company had commitments to purchase $54 million and $60 million and sell $3 million and $21 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2007 and 2006, the Company had obligations on unfunded bank loan participations in the amount of $23 million and $29 million.
Investments on Deposit
The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2007 and 2006, the Company did not hold any significant positions in investments whose sale was restricted.
Cash and securities with carrying values of approximately $2.5 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2007 and 2006.
Cash and securities with carrying values of approximately $8 million and $11 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2007 and 2006. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $323 million and $327 million as of December 31, 2007 and 2006.

Note C. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Years ended December 31	2007	2006	2005
(In millions)
General account
With hedge designation
Swaps	$—	$—	$(1)
Without hedge designation
Futures purchased	7	—	—
Swaps	66	14	46
Futures sold, not yet purchased	(38)	4	2
Currency forwards	(4)	—	2
Options embedded in convertible debt securities	1	—	(33)

Trading activities
Futures purchased	—	65	18
Futures sold, not yet purchased	—	—	2
Currency forwards	—	—	(1)
Options purchased	—	—	(2)
Options written	—	—	2

Total	$32	$83	$35

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/	Estimated
	Notional	Fair Value
December 31, 2007	Amount	Asset (Liability)
(In millions)
General account
Without hedge designation
Swaps	$1,605	$—
Equity warrants	4	2
Options embedded in convertible debt securities	3	—

Trading activities
Futures purchased	791	(4)
Futures sold, not yet purchased	135	—
Currency forwards	44	1

Total general account	$2,582	$(1)

Derivative Financial Instruments

	Contractual/	Estimated
	Notional	Fair Value
December 31, 2006	Amount	Asset (Liability)
(In millions)
General account
Without hedge designation
Swaps	$4,795	$(30)
Currency forwards	8	—
Equity warrants	6	2
Options embedded in convertible debt securities	9	—

Trading activities
Futures purchased	722	(3)
Futures sold, not yet purchased	79	—
Currency forwards	25	—

Total general account	$5,644	$(31)

Separate accounts
Options written	$1	$—

Total separate accounts	$1	$—

Options embedded in convertible debt securities are classified as Fixed maturity securities on the Consolidated Balance Sheets, consistent with the host instruments.
Fair Value Hedges
The Company’s hedging activities that are designated as a fair value hedge for accounting purposes primarily involve hedging interest rate and foreign currency risks on various assets and liabilities. The Company periodically enters into interest rate swaps to modify the interest rate exposures of designated invested assets. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset that are attributable to the hedged risk, are recorded as Realized investment gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, there was no gain or loss on the ineffective portion of fair value hedges because the Company did not designate any derivatives as fair value hedges. The Company recognized a net gain of $0.3 million for the year ended December 31, 2005, which represented the ineffective portion of all fair-value hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Derivative Activity Without Hedge Designations
The Company’s derivative activities that are not designated as a hedge for accounting purposes primarily involve hedging interest rate, foreign currency and credit risks on various assets as part of its overall portfolio management strategy. This activity may include entering into interest rate swaps, credit default swaps, currency forwards and commitments to purchase securities. It may also include buying or selling interest rate futures and options and purchasing warrants. These products are entered into as part of a macro hedging strategy and while they may be linked to specific assets or a pool of assets, the Company does not seek hedge accounting treatment on them.
Trading Activities
The Company’s derivative trading activities are associated with its pension deposit business. All investments supporting this business are held for trading purposes. The derivatives held for trading purposes are carried at fair value with the gains and losses included within net investment income. The Company is exposed to equity price risk in its pension deposit business associated with its indexed group annuity contracts. The Company purchases S&P 500 futures contracts in a notional amount equal to the contract holders’ liability. Other derivatives held may include currency forwards, interest rate futures, options written and purchased and forward purchase commitments, among others.

Separate Accounts
The results of the Company’s separate account derivative trading activity are included within Other revenues in the Consolidated Statements of Operations. The Company utilizes written options to enhance income in separate accounts.
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
The fair values of fixed maturity, equity securities and other invested assets were based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.
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
Financial Assets and Liabilities

	2007		2006
	Carrying	Estimated	Carrying	Estimated
December 31	Amount	Fair Value	Amount	Fair Value
(In millions)
Financial assets
Investments:
Fixed maturity securities	$34,257	$34,257	$35,851	$35,851
Equity securities	568	568	657	657
Other invested assets	46	46	12	12
Separate account business:
Fixed maturity securities	419	419	434	434
Equity securities	45	45	41	41
Notes receivable for the issuance of common stock	51	51	58	56

Financial liabilities
Premium deposits and annuity contracts	$826	$826	$898	$899
Long term debt	1,807	1,851	2,156	2,240
Short term debt	350	350	—	—

Separate account business	$472	$472	$500	$500
Note E. Income Taxes
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
For the years ended December 31, 2007 and 2006, CNA paid Loews $354 million and $120 million related to federal income taxes. CNA’s consolidated federal income taxes payable at December 31, 2007 reflects a $5 million payable to Loews and a $3 million recoverable related to affiliates less than 80% owned and/or foreign subsidiaries, which settle their income taxes directly with the Internal Revenue Service (IRS) and/or foreign jurisdictions. At December 31, 2006, CNA’s consolidated federal income taxes payable included a $38 million payable to Loews and a $2 million payable related to affiliates less than 80% owned.
The Loews consolidated federal income tax return for 2005 was settled with the IRS in 2007. The outcome of this examination did not have a material effect on the financial condition or results of operations of the Company. The Loews consolidated federal income tax returns for 2002-2004 have been settled with the IRS, including related carryback claims for refund, which were approved by the Joint Committee on Taxation in 2006. As a result, the Company recorded a federal income tax benefit of $10 million, including a $7 million tax benefit related to Discontinued Operations, resulting primarily from the release of federal income tax reserves, and net refund interest of $2 million, net of tax, in 2006.
In 2006, the Company received from Loews $63 million related to the net tax settlement for the 2002-2004 tax returns and $4 million related to net refund interest. In 2005, the Company paid Loews $37 million related to the net tax deficiency for the 1998-2001 tax returns and received from Loews $121 million related to net refund interest. The net refund interest was included in Other revenues on the Consolidated Statements of Operations and was reflected in the Corporate and Other Non-Core segment.
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
The federal income tax return for 2006 is subject to examination by the IRS. In addition, for 2007 and 2008, the IRS has invited Loews and the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. Loews and the Company have agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any.
The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to beginning retained earnings on January 1, 2007 of $5 million. The total amount of unrecognized tax benefits as of the date of adoption was $3 million. Included in the balance at January 1, 2007, was $2 million of tax positions that if recognized would have affected the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.
Reconciliation of Unrecognized Tax Benefits

Year ended December 31	2007
(In millions)
Balance at January 1, 2007	$3
Reductions for tax positions of prior years	(2)
Settlements	(1)

Balance at December 31, 2007	$—

At December 31, 2007, there is no unrecognized tax benefit: 1) that if recognized would affect the effective tax rate and 2) that is reasonably possible of significantly increasing or decreasing within the next 12 months.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statement of Operations. The Company recognizes penalties (if any) in Income tax expense (benefit) on the Consolidated Statement of Operations. During 2007, the Company recognized $1 million of interest income and no penalties. The Company had $2 million accrued for the payment of interest and no amount accrued for the payment of penalties at January 1, 2007. There are no amounts accrued for interest or penalties at December 31, 2007.
A reconciliation between CNA’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations, is as follows:
Tax Reconciliation

Years ended December 31	2007	2006	2005
(In millions)
Income tax expense at statutory rates	$(428)	$(577)	$(57)
Tax benefit from tax exempt income	100	75	116
Other tax benefits, including IRS settlements	11	33	46

Effective income tax (expense) benefit	$(317)	$(469)	$105

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2007, the Company has not provided deferred taxes of $126 million, if sold through a taxable sale, on $361 million of undistributed earnings related to a domestic affiliate. Additionally, at December 31, 2007, the Company has not provided deferred taxes of $18 million on $51 million of undistributed earnings related to a foreign subsidiary.
The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations, are as follows:

Current and Deferred Taxes

Years ended December 31	2007	2006	2005
(In millions)
Current tax expense	$(418)	$(296)	$(115)
Tax benefit recognized for FIN 48 uncertainties in the income statement	2	—	—
Deferred tax (expense) benefit	99	(173)	220

Total income tax (expense) benefit	$(317)	$(469)	$105

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below.
Components of Net Deferred Tax Asset

December 31	2007	2006
(In millions)
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$771	$775
Unearned premium reserves	243	245
Life reserves	89	132
Other insurance reserves	24	26
Receivables	231	248
Employee benefits	116	187
Life settlement contracts	73	102
Investment valuation differences	286	93
Net operating loss carried forward	19	23
Other assets	199	171

Gross deferred tax assets	2,051	2,002

Deferred Tax Liabilities:
Deferred acquisition costs	635	648
Net unrealized gains	25	340
Foreign and other affiliate(s)	4	11
Other liabilities	189	148

Gross deferred tax liabilities	853	1,147

Net deferred tax asset	$1,198	$855

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through future earnings, including, but not limited to, future income from continuing operations, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2007 or 2006.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses related to events occurring in 2007, 2006 and 2005, net of reinsurance, were $78 million, $59 million and $493 million for the years ended December 31, 2007, 2006 and 2005. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.
Commercial catastrophe losses, gross of reinsurance, were $79 million, $59 million and $976 million for the years ended December 31, 2007, 2006 and 2005.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31	2007	2006	2005
(In millions)
Reserves, beginning of year:
Gross	$29,636	$30,938	$31,523
Ceded	8,191	10,605	13,879

Net reserves, beginning of year	21,445	20,333	17,644

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,939	4,840	5,516
Increase in provision for insured events of prior years	231	361	1,100
Amortization of discount	120	121	115

Total net incurred (a)	5,290	5,322	6,731

Net payments attributable to:
Current year events	867	835	1,335
Prior year events	4,447	3,439	2,711
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements	(17)	(13)	(10)

Total net payments (b)	5,297	4,261	4,036

Foreign currency translation adjustment	94	51	(6)

Net reserves, end of year	21,532	21,445	20,333
Ceded reserves, end of year	7,056	8,191	10,605

Gross reserves, end of year	$28,588	$29,636	$30,938

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefit as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(b)
In 2006, net payments were decreased by $935 million due to the impact of significant commutations. In 2005, net payments were decreased by $1,581 million due to the impact of significant commutations. See Note H for further discussion related to commutations.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:
Reserve Development

Years ended December 31	2007	2006	2005
(In millions)
Asbestos and environmental pollution	$7	$—	$60
Other	213	332	1,047

Property and casualty reserve development	220	332	1,107

Life reserve development in life company	11	29	(7)

Total	$231	$361	$1,100

The following tables summarize the gross and net carried reserves as of December 31, 2007 and 2006.
December 31, 2007
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life &	Corporate
	Standard	Specialty	Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$5,988	$2,585	$2,554	$2,159	$13,286
Gross IBNR Reserves	6,060	5,818	473	2,951	15,302

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$8,403	$3,027	$5,110	$28,588

Net Case Reserves	$4,750	$2,090	$1,583	$1,328	$9,751
Net IBNR Reserves	5,170	4,527	297	1,787	11,781

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,920	$6,617	$1,880	$3,115	$21,532

December 31, 2006
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life &	Corporate
	Standard	Specialty	Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$5,826	$2,635	$2,366	$2,511	$13,338
Gross IBNR Reserves	6,691	5,311	768	3,528	16,298

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,517	$7,946	$3,134	$6,039	$29,636

Net Case Reserves	$4,571	$2,013	$1,496	$1,453	$9,533
Net IBNR Reserves	5,543	4,010	360	1,999	11,912

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,114	$6,023	$1,856	$3,452	$21,445

The following provides discussion of the Company’s asbestos and environmental pollution (A&E) and core reserves.
A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.
Establishing reserves for A&E claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for the Company’s ultimate liability for A&E claim and claim adjustment expenses.
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported A&E claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against the Company; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; increases and decreases in asbestos and environmental pollution claims which cannot now be anticipated; increases and decreases in costs to defend asbestos and pollution claims; changing liability theories against the Company’s policyholders in environmental matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and pollution claims.
CNA has annually performed ground up reviews of all open A&E claims to evaluate the adequacy of the Company’s A&E reserves. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.
The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	December 31, 2007		December 31, 2006
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution
Gross reserves	$2,352	$367	$2,635	$427
Ceded reserves	(1,030)	(125)	(1,183)	(142)

Net reserves	$1,322	$242	$1,452	$285

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
As of December 31, 2007 and 2006, CNA carried $1,322 million and $1,452 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. For the years ended December 31, 2007 and 2005, the Company recorded $6 million and $10 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development. The Company recorded no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2006. The Company paid asbestos-related claims, net of reinsurance recoveries, of $136 million, $102 million and $142 million for the years ended December 31, 2007, 2006 and 2005. On February 2, 2007, CNA paid $31 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.
Certain asbestos claim litigation in which CNA is currently engaged is described below:
The ultimate cost of reported claims, and in particular A&E claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to the Company. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan; the district court affirmed that ruling on December 18, 2007. Other insurer parties to the litigation have indicated their intent to appeal that ruling to the Court of Appeals.
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
CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling. Other insurer parties to the litigation also filed separate notices of appeal to the Court’s ruling. The appeal was fully briefed and was argued on December 6, 2007. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. On September 14, 2007, Burns & Roe moved the bankruptcy court for approval of the Addendum pursuant to Bankruptcy Rule 9019. After several extensions, the hearing on that motion is currently set for February 27, 2008. If approved, Burns & Roe has agreed to include the Addendum in the proposed plan, which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds.  The Texas Attorney General filed an amicus curiae brief supporting the insurers’ position. After a long period of no activity, the court asked the plaintiffs to file a response to the petition for mandamus. Based on a letter from the appellate court, the insurers gave the multi-district litigation court an opportunity to reconsider the original court’s action, but the court declined to do so, and the case has now been fully briefed and is back in front of the appellate court on the insurers’ mandamus petition. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.
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
Environmental Pollution
As of December 31, 2007 and 2006, CNA carried $242 million and $285 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental claims. There was $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2007. There was no unfavorable environmental pollution net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2006. The Company noted adverse development in various pollution accounts in its 2005 ground up review. In the course of its review, the Company did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, the Company increased pollution reserves for prior accident years by $50 million in 2005. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $44 million, $51 million and $56 million for the years ended December 31, 2007, 2006 and 2005.
Net Prior Year Claim and Claim Adjustment Expense Reserve Development
The following tables and discussion include the net prior year development recorded for the Standard Lines, Specialty Lines and Corporate & Other Non-Core segments for the years ended December 31, 2007, 2006 and 2005. Unfavorable net prior year development of $147 million was recorded in the Life & Group Non-Core segment for the year ended December 31, 2007, primarily related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings. The Company reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. Unfavorable net prior year development of $13 million and favorable net prior year development of $5 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2006 and 2005.
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

2007 Net Prior Year Development

			Corporate
	Standard	Specialty	& Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(104)	$(25)	$84	$(45)
A&E	—	—	7	7

Pretax unfavorable (favorable) net prior year development before impact of premium development	(104)	(25)	91	(38)

Pretax favorable premium development	(19)	(11)	(5)	(35)

Total pretax unfavorable (favorable) net prior year development	$(123)	$(36)	$86	$(73)

2006 Net Prior Year Development

			Corporate
	Standard	Specialty	& Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$208	$(61)	$86	$233
A&E	—	—	—	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	208	(61)	86	233

Pretax unfavorable (favorable) premium development	(58)	(5)	2	(61)

Total pretax unfavorable (favorable) net prior year development	$150	$(66)	$88	$172

2005 Net Prior Year Development

			Corporate
	Standard	Specialty	& Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development, excluding the impact of corporate aggregate reinsurance treaties:

Core (Non-A&E)	$279	$139	$174	$592
A&E	—	—	60	60

Total	279	139	234	652
Ceded losses related to corporate aggregate reinsurance treaties	154	34	57	245

Pretax unfavorable net prior year development before impact of premium development	433	173	291	897

Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(26)	(87)	11	(102)
Ceded premiums related to corporate aggregate reinsurance treaties	(4)	17	4	17

Pretax unfavorable (favorable) premium development	(30)	(70)	15	(85)

Total pretax unfavorable net prior year development	$403	$103	$306	$812

2007 Net Prior Year Development
Standard Lines
Approximately $184 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims within the general liability exposures in accident years 2005 and prior, as well as lower frequency in accident years 1997 and prior related to construction defect. There was approximately $17 million of favorable premium development resulting from audits on recent policies.
Approximately $140 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. Included in this favorable development is approximately $39 million related to the 2005 hurricanes.
Approximately $16 million of favorable claim and allocated claim adjustment expense reserve development was recorded in marine exposures, due primarily to decreased frequency in accident year 2006, and decreased severity in accident years 2005 and prior.
Approximately $16 million of unfavorable premium development was recorded related to the Company’s participation in involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense reserve development.
Approximately $257 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity in workers’ compensation exposures, primarily on large claims in accident years 2003 and prior, as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. This was partially offset by $12 million of favorable premium development.

Specialty Lines
Approximately $39 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded for large law firm exposures. The change was due to increased severity estimates on large claims in accident years 2005 and prior. The increase in severity was due to a comprehensive case by case claim review for large law firm exposures, causing an overall increase in estimated ultimate loss.
Approximately $59 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the Company’s foreign operations. This favorable development was recorded primarily due to decreased severity and frequency in accident years 2003 through 2006.
Approximately $37 million of favorable claim and allocated claim adjustment expense reserve development was recorded on claims for healthcare facilities across several accident years. This was primarily due to decreased severity on claims within the general liability exposures and decreased incurred losses as a result of changes in individual claims reserve estimates.
Approximately $67 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded on claims for architects and engineers. This unfavorable development was primarily due to large loss emergence in accident years 1999 through 2004.
Approximately $16 million of favorable claim and claim adjustment expense reserve development was recorded due primarily to better than expected loss experience in the vehicle warranty coverages in accident year 2006. The reserves for this business were initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses, which have been significantly lower than expected.
Approximately $24 million of favorable claim and claim adjustment expense reserve development was related to surety business resulting from better than expected salvage and subrogation recoveries from older accident years and a lack of emergence of large claims in more recent accident years.
Corporate & Other Non-Core
Approximately $9 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.
Approximately $70 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to higher than anticipated litigation costs related to miscellaneous chemical exposures, primarily in accident years 1997 and prior.
2006 Net Prior Year Development
Standard Lines
Approximately $119 million of unfavorable claim and allocated claim adjustment expense reserve development was due to commutation activity that took place in the fourth quarter of 2006. Approximately $102 million of unfavorable claim and allocated claim adjustment expense reserve development was related to casualty lines of business, primarily workers’ compensation, due to continued claim cost inflation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation were medical inflation and advances in medical care.
Favorable claim and allocated claim adjustment expense reserve development of approximately $88 million was recorded in relation to the short-tail coverages such as property and marine, primarily in accident years 2004 and 2005. The favorable results were primarily due to the underwriting actions taken by the Company that significantly improved the results on this business and favorable outcomes on individual claims.
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
Approximately $60 million of favorable claim and allocated claim adjustment expense reserve development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency were due to underwriting changes. The Company no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on individual large claims from large law firm errors and omissions (E&O) and directors and officers (D&O) coverages. These increases result in higher ultimate loss projections from the average loss methods used by the Company’s actuaries.
Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for accident years 2004 and 2005. The reserves for this business were initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio.
Approximately $43 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accidents years 2002 through 2005 in the Company’s foreign operations, primarily Europe and Canada, in the marine, casualty, and property coverages.
Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by favorable judicial decisions and settlement activities on individual cases.
Corporate & Other Non-Core
The majority of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the Company’s exposure arising from claims typically involving allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures. During the Company’s 2006 ground up review, the Company noted adverse development in various accounts. The adverse development resulted primarily from increases related to defense costs in a small number of accounts arising out of various substances and products.
2005 Net Prior Year Development
Standard Lines
During the fourth quarter of 2005, the Company executed commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $255 million of unfavorable claim and allocated claim adjustment expense reserve development. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.

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
In addition, approximately $4 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity on known claims on package policies provided to small businesses in accident years 2002 and 2003. Approximately $4 million of favorable net prior year claim and allocated claim adjustment expense reserve development was due to less than expected losses in the involuntary business.
Approximately $140 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency were substantially due to underwriting actions taken by the Company that significantly improved the results on this business.
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
Approximately $76 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims.
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
Additionally, there was $15 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $4 million of favorable premium development related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.
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
Approximately $61 million of unfavorable claim and allocated claim adjustment expense reserve development was related to a commutation agreement executed in the fourth quarter of 2005 of a corporate aggregate reinsurance agreement. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.
Approximately $24 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The improved severity and frequency were due to underwriting changes in this business. The Company no longer writes large national chains and focuses on smaller insureds in selected areas of the country. These changes resulted in business that experiences fewer large claims.
Approximately $14 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to lower severity in the dental program. The lower severity was driven by efforts to resolve a higher percentage of claims without a resulting indemnity payment.
Approximately $10 million of favorable claim and allocated claim adjustment expense reserve development was due to lower severities in the excess and surplus lines runoff business in accident years 2001 and prior. These severity changes were driven primarily by judicial decisions and settlement activities on individual cases.
Approximately $23 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accidents years 2002 and subsequent in the Company’s foreign operations, specifically Europe and Canada, primarily in property, cargo and marine coverages.
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
Additionally, there was approximately $21 million of favorable net prior year claim and allocated claim adjustment expense reserve development and $17 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in 2005, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.
Corporate & Other Non-Core
Approximately $157 million of unfavorable claim and allocated claim adjustment expense reserve development was attributable to the Company’s assumed reinsurance operations, driven by a significant increase in large claim activity during 2005 across multiple accident years. This development was concentrated in the proportional liability, excess of loss liability, and professional liability business, which impacted underlying coverages that included general liability, umbrella, E&O and D&O. The Company’s assumed reinsurance operations were put into run-off in 2003.

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
The Company noted adverse development in various pollution accounts in its 2005 ground up review. In the course of its review, the Company did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in the liability and/or coverage circumstances particular to those accounts. As a result, the Company increased pollution reserves by $50 million in 2005.
The overall unfavorable claim and allocated claim adjustment expense reserve development was partially decreased by favorable claim and allocated claim adjustment expense reserve development in various other programs in runoff, including Financial Guarantee, Guarantee and Credit, and Mortgage Guarantee. These programs exhibited favorable trends due to offsetting recoveries and commutations, leading to reductions in the estimated liabilities.
Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and for recovery under various state common law theories. On April 5, 2007, the Court dismissed the plaintiffs’ complaint, but granted the plaintiffs an opportunity to amend their complaint. On May 22, 2007, the plaintiffs filed an amended complaint, and on June 21, 2007, the defendants filed a motion to dismiss this amended complaint. On August 31, 2007, the Court dismissed the federal antitrust claims of the complaint. On September 28, 2007, the Court dismissed the federal RICO claims, which were the sole remaining federal claims of the complaint, and, after declining to exercise supplemental jurisdiction over the state law claims, dismissed the complaint in its entirety. On October 10, 2007, the plaintiffs filed a notice of appeal from the foregoing orders to the Third Circuit Court of Appeals. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Under the settlement agreement, CCC will provide certain enhanced benefits to eligible class members including certain non-forfeiture benefits, opportunities to exchange policies and free health screenings. The agreement, which is subject to notice to the class as well as Court approval, did not have a material impact on the Company’s results of operations.
Asbestos and Environmental Pollution (A&E) Reserves
The Company is also a party to litigation and claims related to A&E cases arising in the ordinary course of business. See Note F for further discussion.
Other Litigation
The Company is also a party to other litigation arising in the ordinary course of business. Based on the facts and circumstances currently known, such other litigation will not, in the opinion of management, materially affect the equity or results of operations of the Company.
Note H. Reinsurance
CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers’ compensation. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.
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

The following table summarizes the amounts receivable from reinsurers at December 31, 2007 and 2006.

Components of reinsurance receivables
(In millions)	December 31, 2007	December 31, 2006
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$7,056	$8,191
Ceded future policy benefits	987	1,050
Ceded policyholders’ funds	43	48
Reinsurance receivables related to paid losses	603	658

Reinsurance receivables	8,689	9,947
Allowance for uncollectible reinsurance	(461)	(469)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$8,228	$9,478

The Company has established an allowance for uncollectible reinsurance receivables. The provision for uncollectible reinsurance was $1 million, $23 million and $35 million for the years ended December 31, 2007, 2006 and 2005.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.4 billion and $2.6 billion at December 31, 2007 and 2006. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.
CNA’s largest recoverables from a single reinsurer at December 31, 2007, including prepaid reinsurance premiums, were approximately $1.5 billion from subsidiaries of Swiss Re Group, $886 million from subsidiaries of Munich Re Group, $834 million from subsidiaries of Hartford Insurance Group, $357 million from Allstate Insurance Group, and $333 million from Associated Accident & Health Reinsurance Underwriters.
The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2007, 2006 and 2005 are shown in the following tables.
Components of Earned Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2007 Earned Premiums
Property and casualty	$9,097	$118	$2,349	$6,866	1.7%
Accident and health	660	76	119	617	12.3
Life	76	—	75	1	—

Total earned premiums	$9,833	$194	$2,543	$7,484	2.6%

2006 Earned Premiums
Property and casualty	$9,125	$120	$2,283	$6,962	1.7%
Accident and health	718	59	138	639	9.2
Life	100	—	98	2	—

Total earned premiums	$9,943	$179	$2,519	$7,603	2.4%

2005 Earned Premiums
Property and casualty	$10,354	$186	$3,675	$6,865	2.7%
Accident and health	1,040	60	400	700	8.6
Life	140	—	136	4	—

Total earned premiums	$11,534	$246	$4,211	$7,569	3.3%

Included in the direct and ceded earned premiums for the years ended December 31, 2007, 2006 and 2005 are $1.6 billion, $1.5 billion and $3.3 billion related to property and casualty business that is 100% reinsured as a result of business dispositions and a significant captive program.

Components of Written Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2007 Written Premiums
Property and casualty	$8,925	$123	$2,272	$6,776	1.8%
Accident and health	646	75	113	608	12.3
Life	81	—	80	1	—

Total written premiums	$9,652	$198	$2,465	$7,385	2.7%

2006 Written Premiums
Property and casualty	$9,193	$111	$2,282	$7,022	1.6%
Accident and health	719	59	139	639	9.2
Life	86	—	84	2	—

Total written premiums	$9,998	$170	$2,505	$7,663	2.2%

2005 Written Premiums
Property and casualty	$9,546	$203	$2,934	$6,815	3.0%
Accident and health	1,037	58	395	700	8.3
Life	136	—	132	4	—

Total written premiums	$10,719	$261	$3,461	$7,519	3.5%

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $1.4 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2007, 2006 and 2005.
The impact of reinsurance on life insurance inforce at December 31, 2007, 2006 and 2005 is shown in the following table.
Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2007	$14,089	$1	$14,071	$19
2006	15,652	1	15,633	20
2005	20,548	1	20,528	21
As of December 31, 2007 and 2006, CNA has ceded $1.8 billion and $2.0 billion of claim and claim adjustment expense reserves, future policyholder benefits and policyholder funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers. As of December 31, 2007 and 2006, the assumed credit risk was $49 million.
Commutations
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
Funds Withheld Reinsurance Arrangements
The Company’s overall reinsurance program has included certain property and casualty contracts, such as the commuted CCC and Aggregate Covers, that were entered into and accounted for on a “funds withheld” basis and which were deemed to be finite reinsurance. Under the funds withheld basis, the Company recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash were recorded as funds withheld liabilities. The Company was required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability was reduced by any cumulative claim payments made by the Company in excess of the Company’s retention under the reinsurance contract. If the funds withheld liability was exhausted, interest crediting would cease and additional claim payments would have been recoverable from the reinsurer. The funds withheld liability was recorded in Reinsurance balances payable on the Consolidated Balance Sheets.
Interest cost on reinsurance contracts accounted for on a funds withheld basis was incurred during all periods in which a funds withheld liability existed and was included in net investment income. There were no amounts subject to such interest crediting at December 31, 2007 or 2006.
As of December 31, 2007 there were no ceded reinsurance treaties inforce that the Company considers to be finite reinsurance. The remaining treaty at December 31, 2006 was fully utilized in 2006 and formally commuted as of September 1, 2007 with no impact to the Company. In 2003, the Company discontinued purchases of such contracts.
The following table summarizes the pretax impact of contracts accounted for on a funds withheld basis, including the commuted Aggregate and CCC Covers discussed above.

Years ended December 31
(In millions)	Aggregate Cover	CCC Cover	All Other	Total
2007
Ceded earned premium	$—	$—	$—	$—
Ceded claim and claim adjustment expense	—	—	—	—
Ceding commissions	—	—	—	—
Interest charges	—	—	—	—

Pretax expense	$—	$—	$—	$—

2006
Ceded earned premium	$—	$—	$(11)	$(11)
Ceded claim and claim adjustment expense	—	—	(113)	(113)
Ceding commissions	—	—	—	—
Interest charges	—	(40)	(19)	(59)

Pretax expense	$—	$(40)	$(143)	$(183)

2005
Ceded earned premium	$(17)	$—	$48	$31
Ceded claim and claim adjustment expense	(244)	—	(154)	(398)
Ceding commissions	—	—	(27)	(27)
Interest charges	(57)	(66)	(34)	(157)

Pretax expense	$(318)	$(66)	$(167)	$(551)

Included in “All Other” above for the year ended December 31, 2006 is $110 million of unfavorable development resulting from a commutation, which is included in the ceded claim and claim adjustment expenses above. This unfavorable development was partially offset by the release of previously established allowance for uncollectible reinsurance, resulting in an unfavorable impact of $48 million.
Included in “All Other” above for the year ended December 31, 2005, is approximately $24 million of pretax expense which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10 million pretax expense for the year ended December 31, 2005.
The pretax impact by operating segment of the Company’s funds withheld reinsurance arrangements was as follows:

Years ended December 31
(In millions)	2007	2006	2005
Standard Lines	$—	$(152)	$(328)
Specialty Lines	—	(7)	(112)
Corporate & Other	—	(24)	(111)

Pretax expense	$—	$(183)	$(551)

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2007	2006
Variable rate debt:
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	31

Senior notes:
6.450%, face amount of $150, due January 15, 2008	150	150
6.600%, face amount of $200, due December 15, 2008	200	200
6.000%, face amount of $400, due August 15, 2011	399	398
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	546	546
6.500%, face amount of $350, due August 15, 2016	348	348
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-6.530%, due through 2019	24	24

Total debt	$2,157	$2,156

On August 1, 2007, CNAF entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNAF’s election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. As of December 31, 2007, CNAF has no outstanding borrowings under the agreement.
Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization.

The combined aggregate maturities for debt at December 31, 2007 are presented in the following table.
Maturity of Debt

(In millions)
2008	$350
2009	—
2010	—
2011	400
2012	70
Thereafter	1,347
Less original issue discount	(10)

Total	$2,157

Note J. Benefit Plans
Pension and Postretirement Healthcare and Life Insurance Benefit Plans
CNAF and certain subsidiaries sponsor noncontributory pension plans typically covering full-time employees age 21 or over who have completed at least one year of service. In 2000, the CNA Retirement Plan was closed to new participants; instead, retirement benefits are provided to these employees under the Company’s savings plans. While the terms of the pension plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for all of its plans.
In 2000, approximately 60% of CCC’s eligible employees elected to forego earning additional benefits in the CNA Retirement Plan, a defined benefit pension plan. These employees maintain an “accrued pension account” within the defined benefit pension plan that is credited with interest annually at the 30-year treasury rate. The employees who elected to discontinue accruing benefits in the defined benefit pension plan receive certain enhanced employer contributions in the CNA Savings and Capital Accumulation Plan discussed below.
CNA’s funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans. The assets of the plans are invested primarily in U.S. government securities, limited partnerships, equity securities and mortgage-backed securities.
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

The following table provides a reconciliation of benefit obligations.
Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits
(In millions)	2007	2006	2007	2006
Benefit obligation at January 1	$2,602	$2,636	$177	$210

Changes in benefit obligation:
Service cost	23	26	2	2
Interest cost	145	142	9	10
Participants’ contributions	—	—	7	7
Plan amendments	(7)	—	—	—
Actuarial gain	(111)	(60)	(15)	(34)
Benefits paid	(147)	(152)	(18)	(19)
Special termination benefits	—	2	—	—
Foreign currency translation and other	(2)	8	—	1

Benefit obligations at December 31	2,503	2,602	162	177

Fair value of plan assets at January 1	2,258	2,107	—	—
Change in plan assets:
Actual return on plan assets	187	226	—	—
Company contributions	30	79	11	12
Participants’ contributions	—	—	7	7
Benefits paid	(147)	(152)	(18)	(19)
Foreign currency translation and other	3	(2)	—	—

Fair value of plan assets at December 31	2,331	2,258	—	—

Funded status	$(172)	$(344)	$(162)	$(177)

Amounts recognized in the Consolidated Balance Sheets at December 31:
Other assets	$3	$—	$—	$—
Other liabilities	(175)	(344)	(162)	(177)

Net amount recognized	$(172)	$(344)	$(162)	$(177)

Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic benefit cost:
Net transition asset	$—	$(1)	$—	$—
Prior service cost (credit)	(3)	6	(128)	(146)
Net actuarial loss	242	381	37	55

Net amount recognized	$239	$386	$(91)	$(91)

The accumulated benefit obligation for all defined benefit pension plans was $2,389 million and $2,453 million at December 31, 2007 and 2006.

The accumulated benefit obligation and fair value of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006 are presented in the following table.
Pension and Postretirement Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits		Postretirement Benefits
(In millions)	2007	2006	2007	2006
Accumulated benefit obligation	$91	$2,351	$162	$177
Fair value of plan assets	—	2,148	—	—
The components of net periodic benefit costs are presented in the following table.

Years ended December 31
(In millions)	2007	2006	2005
Pension benefits
Service cost	$23	$26	$27
Interest cost on projected benefit obligation	145	142	145
Expected return on plan assets	(174)	(162)	(156)
Prior service cost amortization	2	2	2
Actuarial loss amortization	11	25	21

Net periodic pension cost	$7	$33	$39

Postretirement benefits
Service cost	$2	$2	$3
Interest cost on projected benefit obligation	9	10	10
Prior service cost amortization	(18)	(28)	(28)
Actuarial loss amortization	3	4	4

Net periodic postretirement benefit	$(4)	$(12)	$(11)

The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2007	2006	2005
Pension and postretirement benefits
(Increase) decrease in FAS 87 minimum liability	$—	$124	$(51)
Amounts arising during the period	151	—	—
Reclassification adjustment relating to prior service cost	(16)	—	—
Reclassification adjustment relating to actuarial loss	14	—	—

Total increase (decrease) in Other comprehensive income	$149	$124	$(51)

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic benefit cost during 2008.

	Pension	Postretirement
(In millions)	Benefits	Benefits
Amortization of prior service cost	$—	$(16)
Amortization of actuarial loss	3	2

Total estimated amounts to be recognized	$3	$(14)

Weighted average actuarial assumptions used at December 31, 2007 and 2006 to determine benefit obligations are set forth in the following table.
Weighted Average Actuarial Assumptions for Benefit Obligations

December 31	2007	2006
Pension benefits
Discount rate	6.000%	5.750%
Expected long term rate of return	8.000	8.000
Rate of compensation increases	5.830	5.830

Postretirement benefits
Discount rate	5.875%	5.625%
Weighted average actuarial assumptions used to determine net cost for the years ended December 31, 2007, 2006 and 2005 are set forth in the following table.
Weighted Average Actuarial Assumptions for Net Cost

December 31	2007	2006	2005
Pension benefits
Discount rate	5.750%	5.625%	5.875%
Expected long term rate of return	8.000	8.000	8.000
Rate of compensation increases	5.830	5.830	5.830

Postretirement benefits
Discount rate	5.625%	5.500%	5.875%
The expected long term rate of return is estimated annually based on factors including, but not limited to, current and future financial market conditions, expected asset allocation, diversification, risk premiums for each asset class, rebalancing the portfolio, funding strategies and the expected forecast for inflation.
The Company has limited its share of the health care trend rate to a cost-of-living adjustment estimated to be 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2007, 2006 and 2005. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the accumulated postretirement benefit obligation or the aggregate net periodic postretirement benefit cost for 2007 as the cost-of-living adjustment is estimated to be 4% which is the maximum contractual benefit. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2007 by $7 million and increase the aggregate net periodic postretirement benefit for 2007 by $2 million.
The Company’s pension plans weighted average asset allocation at December 31, 2007 and 2006, by asset category, is as follows:
Pension Plan Assets

	Percentage of Plan Assets
December 31	2007	2006
Asset Category
Fixed maturity securities	25%	48%
Equity securities	20	26
Limited partnerships	28	22
Short term investments	26	2
Other	1	2

Total	100%	100%

CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including hedge funds, are used selectively to enhance risk adjusted long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The table below presents the estimated future minimum benefit payments to participants at December 31, 2007.
Estimated Future Minimum Benefit Payments to Participants

	Pension	Postretirement
(In millions)	Benefits	Benefits
2008	$154	$12
2009	153	12
2010	153	13
2011	155	13
2012	158	13
2013-2017	846	66
In 2008, CNA expects to contribute $23 million to its pension plans and $12 million to its postretirement healthcare and life insurance benefit plans.
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
As noted above, during 2000, CCC employees were required to make a choice regarding their continued participation in CNAF’s defined benefit pension plan. Employees who elected to forego earning additional benefits in the defined benefit pension plan and all employees hired by CCC on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management’s determination of the discretionary amounts. Employees vest in these contributions ratably over five years.
Benefit expense for the Company’s savings plans was $51 million, $55 million and $24 million for the years ended December 31, 2007, 2006 and 2005.
Stock-Based Compensation
The CNA Long Term Incentive Plan (the LTI Plan) authorizes the grant of restricted shares, options and stock appreciation rights (SARs) to certain management personnel for up to 4 million shares of the Company’s common stock. All CNAF stock-based compensation vests ratably over the four-year period following the grant. All options and SARs granted have ten-year terms. The number of shares available for the granting of stock-based compensation under the LTI Plan as of December 31, 2007 was approximately 2 million.

The following table presents activity for options and SARs under the LTI Plan in 2007.
Options and SARs Plan Activity

	2007
		Weighted-
		Average
		Option
	Number	Price per
	of Awards	Award
Balance at January 1	1,694,900	$28.86
Awards granted	333,800	41.86
Awards exercised	(532,950)	29.88
Awards forfeited or expired	(87,200)	34.37

Balance at December 31	1,408,550	$31.21

Awards vested and expected to vest at December 31	1,296,437	$30.75

Awards exercisable at December 31	705,150	$27.96

Weighted average fair value per share of awards granted		$13.83

During 2007, CNAF awarded SARs totaling 333,800 shares. The SARs balance at December 31, 2007 was 297,600 shares with 36,200 shares forfeited.
The weighted average grant-date fair value of awards granted during the years ended December 31, 2007 and 2006 were $13.83 and $10.73 per award. The weighted average remaining contractual term of awards outstanding, vested and expected to vest, and exercisable as of December 31, 2007, were 6.85 years, 6.70 years and 5.51 years. The aggregate intrinsic values of awards outstanding, vested and expected to vest, and exercisable at December 31, 2007 were $6 million, $6 million and $4 million. The total intrinsic value of awards exercised for the years ended December 31, 2007 and 2006 was $7 million and $2 million.
The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. For grants awarded in 2007 and 2006, the market values of the common stock on the date of grant were $41.86 and $30.98; the risk free interest rates used were 4.7% and 4.6%; the estimates of the underlying common stock’s volatility were 20.75% and 23.24%; the expected dividend yield was 0% and the expected life of the securities granted was calculated using the simplified method and was 6.25 years.
Under the LTI Plan, 8,332 restricted stock grant awards vested during 2007 with a weighted average grant-date fair value of $29.19 per award. There were no awards granted, forfeited or expired during 2007. The balance of restricted stock grant awards at December 31, 2007 was 14,997, with a weighted average grant-date fair value of $31.22 per award.
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and SARs under separate plans (CNA Surety Plans). The CNA Surety Plans have in the aggregate 3 million shares available for which options may be granted. At December 31, 2007, approximately 1 million options were outstanding under these plans. CNA Surety recorded stock-based compensation expense of $1.9 million and $1.2 million for the years ended December 31, 2007 and 2006. The data provided in the preceding paragraphs and table does not include CNA Surety’s stock-based compensation plans.
The Company recorded stock-based compensation expense of $4.6 million and $3.2 million for the years ended December 31, 2007 and 2006. The related income tax benefit recognized was $1.6 million and $1.1 million. These amounts include compensation in the form of options, SARs and restricted stock grants awarded by CNAF and CNA Surety for these periods. The compensation cost related to nonvested awards not yet recognized was $6.0 million and $4.2 million, and the weighted average period over which it is expected to be recognized is 0.99 year and 1.27 years at December 31, 2007 and 2006.

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
CNA occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2007, 2006 and 2005 was $52 million, $53 million and $71 million. Lease and sublease revenues for the years ended December 31, 2007, 2006 and 2005 were $4 million, $7 million and $5 million. CCC and CAC remain contingently liable under two ground leases covering a portion of an office building property sold in 2003. Although the two leases expire in 2058, CCC and CAC have certain collateral, as well as certain contractual rights and remedies, in place to minimize any exposure that may arise from the new owner’s failure to comply with its obligations under the ground leases.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2007.
Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
(In millions)	Payments	Receipts
2008	$44	$3
2009	41	3
2010	38	3
2011	34	3
2012	29	3
Thereafter	61	2

Total	$247	$17

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2007 that the Company could be required to pay under this guarantee are approximately $213 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2007 there were approximately $7 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $31 million at December 31, 2007.

Estimated future minimum payments under these contracts are as follows: $14 million in 2008, $12 million in 2009 and $5 million in 2010.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2007, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2007 and 2006, the Company has recorded $27 million and $28 million of liabilities related to these indemnification agreements.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.
Note L. Stockholders’ Equity and Statutory Financial Information
Stockholders’ Equity
Dividends of $0.35 per share of CNA’s common stock were declared in 2007. No dividends were paid on CNA’s common stock in 2006.
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
CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. No shares of common stock were purchased during 2007 or 2006.
Statutory Accounting Practices (Unaudited)
CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in stockholders’ equity relating to certain fixed maturity securities.
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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus at December 31, 2007 or 2006.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2007, CCC is in a positive earned surplus position, enabling CCC to pay approximately $630 million of dividend payments during 2008 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2007 and 2006, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income
	December 31		Years Ended December 31
	2007	2006	2007	2006	2005
(In millions)
Property and casualty companies (a)	$8,511	$8,137	$575	$721	$550
Life company	471	687	27	67	65

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

Note M. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.
Comprehensive Income (Loss)

Years ended December 31
(In millions)	2007	2006	2005
Net income	$851	$1,108	$264

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of $226, $(68) and $72	(420)	127	(136)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $87, $6 and $71	(159)	(11)	(131)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of $313, $(62) and $143	(579)	116	(267)
Net change in unrealized gains (losses) on discontinued operations, separate accounts and other, net of tax (expense) benefit of $2, $4 and $16	3	(6)	4
Net change in foreign currency translation adjustment	30	42	(24)
Net change related to pension and postretirement benefits, net of tax (expense) benefit of $(52), $(44) and $18	97	80	(33)
Allocation to participating policyholders’ and minority interests	3	4	18

Other comprehensive income (loss), net of tax (expense) benefit of $263, $(102) and $177	(446)	236	(302)

Total comprehensive income (loss)	$405	$1,344	$(38)

The following table displays the components of Accumulated other comprehensive income included in the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income

December 31
(In millions)	2007	2006
Cumulative foreign currency translation adjustment	$123	$93
Net pension and postretirement benefit liabilities, net of tax benefit of $52 and $79	(96)	(147)
Adjustment to initially apply FAS 158, net of tax benefit of $25	—	(46)
Net unrealized gains on investments and other, net of tax expense of $14 and $329	76	649

Accumulated other comprehensive income	$103	$549

Note N. Business Segments
CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. As a result of the Company’s realignment of management responsibilities in the fourth quarter of 2007, the Company has revised its property and casualty segments. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through the Company’s foreign operations (CNA Global). Previously, excess and surplus lines and CNA Global were included in Standard Lines.
The new segment structure reflects the way management currently reviews results and makes business decisions. Prior period segment disclosures have been conformed to the current year presentation.
CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E.
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
All significant intrasegment income and expense has been eliminated. Standard Lines previously included other revenues and expenses related to claim services provided by CNA ClaimPlus, Inc. to other units within the Standard Lines segment because these revenues and expenses were eliminated at the consolidated level. These amounts are now eliminated within Standard Lines for all periods presented.
Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 8.4%, 7.1% and 6.1% of CNA’s gross written premiums were derived from outside the United States for the years ended December 31, 2007, 2006 and 2005. Gross written premiums from any individual foreign country were not significant.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Year ended December 31, 2007	Standard	Specialty	Life & Group	Corporate & Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$3,379	$3,484	$618	$7	$(4)	$7,484
Net investment income	878	621	622	312	—	2,433
Other revenues	47	188	36	8	—	279

Total operating revenues	4,304	4,293	1,276	327	(4)	10,196

Claims, benefits and expenses:
Net incurred claims and benefits	2,279	2,187	1,312	217	—	5,995
Policyholders’ dividends	6	7	1	—	—	14
Amortization of deferred acquisition costs	761	744	15	—	—	1,520
Other insurance related expenses	338	187	199	13	(4)	733
Other expenses	43	185	43	130	—	401

Total claims, benefits and expenses	3,427	3,310	1,570	360	(4)	8,663

Operating income (loss) from continuing operations before income tax and minority interest	877	983	(294)	(33)	—	1,533
Income tax (expense) benefit on operating income (loss)	(275)	(317)	135	32	—	(425)
Minority interest	—	(47)	—	(1)	—	(48)

Net operating income (loss) from continuing operations	602	619	(159)	(2)	—	1,060

Realized investment losses, net of participating policyholders’ and minority interests	(149)	(81)	(56)	(25)	—	(311)
Income tax benefit on realized investment losses	52	28	20	8	—	108

Income (loss) from continuing operations	$505	$566	$(195)	$(19)	$—	$857

December 31, 2007
(In millions)

Reinsurance receivables	$2,269	$1,819	$2,201	$2,400	$—	$8,689

Insurance receivables	$1,664	$605	$26	$(11)	$—	$2,284

Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,403	$3,027	$5,110	$—	$28,588
Unearned premiums	1,483	1,948	162	5	—	3,598
Future policy benefits	—	—	7,106	—	—	7,106
Policyholders’ funds	26	1	903	—	—	930

Deferred acquisition costs	$311	$365	$485	$—	$—	$1,161

Year ended December 31, 2006	Standard	Specialty	Life & Group	Corporate & Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$3,557	$3,411	$641	$(1)	$(5)	$7,603
Net investment income	840	554	698	320	—	2,412
Other revenues	44	156	66	9	—	275

Total operating revenues	4,441	4,121	1,405	328	(5)	10,290

Claims, benefits and expenses:
Net incurred claims and benefits	2,579	2,060	1,195	190	1	6,025
Policyholders’ dividends	18	4	—	—	—	22
Amortization of deferred acquisition costs	805	714	14	1	—	1,534
Other insurance related expenses	319	219	201	24	(6)	757
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	66	151	58	126	—	401

Total claims, benefits and expenses	3,787	3,148	1,468	328	(5)	8,726

Operating income (loss) from continuing operations before income tax and minority interest	654	973	(63)	—	—	1,564
Income tax (expense) benefit on operating income (loss)	(208)	(295)	49	4	—	(450)
Minority interest	—	(43)	—	(1)	—	(44)

Net operating income (loss) from continuing operations	446	635	(14)	3	—	1,070

Realized investment gains (losses), net of participating policyholders’ and minority interests	72	32	(50)	32	—	86
Income tax (expense) benefit on realized investment gains (losses)	(24)	(7)	17	(5)	—	(19)

Income (loss) from continuing operations	$494	$660	$(47)	$30	$—	$1,137

December 31, 2006
(In millions)

Reinsurance receivables	$2,617	$1,939	$2,378	$3,013	$—	$9,947

Insurance receivables	$1,672	$805	$52	$(53)	$—	$2,476

Insurance reserves:
Claim and claim adjustment expenses	$12,517	$7,946	$3,134	$6,039	$—	$29,636
Unearned premiums	1,633	1,973	173	5	—	3,784
Future policy benefits	—	—	6,645	—	—	6,645
Policyholders’ funds	35	—	980	—	—	1,015

Deferred acquisition costs	$338	$352	$500	$—	$—	$1,190

Year ended December 31, 2005	Standard	Specialty	Life & Group	Corporate & Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$3,518	$3,367	$704	$(8)	$(12)	$7,569
Net investment income	632	416	593	251	—	1,892
Other revenues	17	140	95	159	—	411

Total operating revenues	4,167	3,923	1,392	402	(12)	9,872

Claims, benefits and expenses:
Net incurred claims and benefits	3,176	2,298	1,160	343	(2)	6,975
Policyholders’ dividends	19	4	1	—	—	24
Amortization of deferred acquisition costs	816	702	22	3	—	1,543
Other insurance related expenses	338	221	257	23	(10)	829
Other expenses	23	130	61	115	—	329

Total claims, benefits and expenses	4,372	3,355	1,501	484	(12)	9,700

Operating income (loss) from continuing operations before income tax and minority interest	(205)	568	(109)	(82)	—	172
Income tax (expense) benefit on operating income (loss)	118	(162)	58	91	—	105
Minority interest	—	(24)	—	—	—	(24)

Net operating income (loss) from continuing operations	(87)	382	(51)	9	—	253

Realized investment gains (losses), net of participating policyholders’ and minority interests	30	4	(30)	(14)	—	(10)
Income tax (expense) benefit on realized investment gains (losses)	(11)	(2)	11	2	—	—

Income (loss) from continuing operations	$(68)	$384	$(70)	$(3)	$—	$243

The following table provides revenue by line of business for each reportable segment. Prior period amounts have been conformed to reflect the current product structure. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenues by Line of Business

Years ended December 31
(In millions)	2007	2006	2005
Standard Lines
Business Insurance	$628	$603	$577
Commercial Insurance	3,527	3,910	3,620

Standard Lines revenues	4,155	4,513	4,197

Specialty Lines
U.S. Specialty Lines	2,669	2,679	2,583
Surety	468	436	393
Warranty	293	287	296
CNA Global	782	751	655

Specialty Lines revenues	4,212	4,153	3,927

Life & Group Non-Core
Life & Annuity	257	384	311
Health	911	889	900
Other	52	82	151

Life & Group Non-Core revenues	1,220	1,355	1,362

Corporate & Other Non-Core
CNA Re	119	129	71
Other	183	231	317

Corporate & Other Non-Core revenues	302	360	388

Eliminations	(4)	(5)	(12)

Total revenues	$9,885	$10,376	$9,862

Note O. Restructuring and Other Related Charges
In 2001, the Company finalized and approved a restructuring plan related to the property and casualty segments and Life & Group Non-Core segment, discontinuation of its variable life and annuity business and consolidation of real estate locations. During 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability was no longer required as the Company had completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in pretax income of $13 million for the year ended December 31, 2006. During 2005, approximately $1 million of costs were paid. The initial restructuring and other related charges amounted to $189 million in 2001.
Note P. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2007, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, and marine liabilities.

Results of the discontinued operations were as follows:
Discontinued Operations

Years ended December 31
(In millions)	2007	2006	2005
Revenues:
Net investment income	$13	$17	$15
Realized investment gains (losses) and other	6	(2)	7

Total revenues	19	15	22
Insurance related (expenses) benefits	(25)	(51)	1

Income (loss) before income taxes	(6)	(36)	23
Income tax (expense) benefit	—	7	(2)

Income (loss) from discontinued operations, net of tax	$(6)	$(29)	$21

On May 4, 2007, the Company sold Continental Management Services Limited, its United Kingdom discontinued operations subsidiary. In anticipation of the 2007 sale, the Company recorded an impairment loss of $29 million in 2006. After closing the transaction in 2007, the loss was reduced by approximately $5 million. The assets and liabilities sold were $239 million and $157 million at December 31, 2006. Net loss for the business through the date of the sale in 2007 was $1 million. Excluding the impairment loss recorded in 2006, net income (loss) for the business was $(1) million and $13 million for the years ended December 31, 2006 and 2005. CNAF’s subsidiary, The Continental Corporation, provided a guarantee for a portion of the liabilities related to certain marine products. The sale agreement included provisions that significantly limit the Company’s exposure related to this guarantee. In 2007, the Company transferred an investment portfolio comprised of fixed maturity securities of $22 million, short term investments of $14 million and cash of $4 million from its continuing operations to its discontinued operations.
Net assets of discontinued operations, included in Other assets on the Consolidated Balance Sheets, were as follows:
Discontinued Operations

December 31
(In millions)	2007	2006
Assets:
Investments	$185	$317
Reinsurance receivables	1	33
Cash	7	40
Other assets	4	3

Total assets	197	393

Liabilities:
Insurance reserves	172	308
Other liabilities	2	17

Total liabilities	174	325

Net assets of discontinued operations	$23	$68

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At December 31, 2007 and 2006, the insurance reserves are net of discount of $73 million and $94 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

Note Q. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2007 and 2006.

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)
2007
Revenues	$2,517	$2,469	$2,484	$2,415	$9,885

Income from continuing operations before income tax	$426	$318	$230	$200	$1,174
Income tax expense	(132)	(91)	(56)	(38)	(317)

Income from continuing operations	294	227	174	162	857
Income (loss) from discontinued operations, net of tax	2	(10)	—	2	(6)

Net income	$296	$217	$174	$164	$851

Basic and Diluted Earnings Per Share

Income from continuing operations	$1.08	$0.84	$0.64	$0.59	$3.15
Income (loss) from discontinued operations	0.01	(0.04)	—	0.01	(0.02)

Basic and diluted earnings per share available to common stockholders	$1.09	$0.80	$0.64	$0.60	$3.13

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)
2006
Revenues	$2,501	$2,412	$2,620	$2,843	$10,376

Income from continuing operations before income tax	$343	$341	$436	$486	$1,606
Income tax expense	(108)	(100)	(131)	(130)	(469)

Income from continuing operations	235	241	305	356	1,137
Income (loss) from discontinued operations, net of tax	(6)	(2)	6	(27)	(29)

Net income	$229	$239	$311	$329	$1,108

Basic Earnings Per Share

Income from continuing operations	$0.84	$0.87	$1.13	$1.33	$4.17
Income (loss) from discontinued operations	(0.02)	(0.01)	0.02	(0.10)	(0.11)

Basic earnings per share available to common stockholders	$0.82	$0.86	$1.15	$1.23	$4.06

Diluted Earnings Per Share

Income from continuing operations	$0.84	$0.87	$1.13	$1.32	$4.16
Income (loss) from discontinued operations	(0.02)	(0.01)	0.02	(0.10)	(0.11)

Diluted earnings per share available to common stockholders	$0.82	$0.86	$1.15	$1.22	$4.05

During the fourth quarter of 2007, the Company recorded OTTI losses of $290 million primarily in the asset-backed bonds and corporate and other taxable bonds sectors.
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
Note R. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were $27 million, $27 million and $23 million for the years ended December 31, 2007, 2006 and 2005. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, CNA writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the year ended December 31, 2007 were $3 million. The earned premiums for the years ended December 31, 2006 and 2005 were less than $1 million.
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
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing between October of 2008 and May of 2010, and are secured by the stock purchased. The carrying value of the loans as of December 31, 2007 exceeds the fair value of the related common stock collateral by $14 million.
CNA Surety Corporation- Loans to National Contractor
CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNAF provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2005. For the year ended December 31, 2005, the Company recorded a pretax impairment charge of $34 million. The Company no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.
In addition to the impairment of loans outstanding under the credit facility, the Company determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110 million of surety loss reserves in anticipation of future loss payments, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would incur the unfavorable net prior year development through the reinsurance arrangements. During the years ended December 31, 2007, 2006 and 2005, the Company paid $3 million, $34 million and $26 million related to surety losses of the contractor.
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
CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract through December 31, 2008.
CNAF has also guaranteed or provided collateral for the contractor’s letters of credit and certain specified insurance policies. As of December 31, 2007 these guarantees and collateral obligations aggregated $9 million.
Reinsurance with CNA Surety
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for investments in life settlement contracts in 2007 and defined benefit pension and other postretirement plans in 2006.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 22, 2008

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
CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
CNAF’s independent public accountant, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 133.
CNA Financial Corporation
Chicago, Illinois
February 22, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2007, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST
	POSITION AND		BECAME
	OFFICES HELD		EXECUTIVE
	WITH		OFFICER OF
NAME	REGISTRANT	AGE	CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS

Stephen W. Lilienthal	Chief Executive Officer, CNA Financial Corporation	57	2001	Chief Executive Officer of CNA Financial Corporation.

Michael Fusco	Executive Vice President, Chief Actuary, CNA insurance companies	59	2004	Executive Vice President, Chief Actuary of the CNA insurance companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	52	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.

James R. Lewis	President and Chief Executive Officer, Property and Casualty Operations, CNA insurance companies	58	2002	President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies.

D. Craig Mense	Executive Vice President & Chief Financial Officer	56	2004
Executive Vice President and Chief Financial Officer since November, 2004. Prior to that time, President and Chief Executive Officer of Global Run-Off Operations at St. Paul Travelers from June, 2004 to November, 2004. Prior to that time, the following positions at Travelers Property Casualty Corp.: Chief Operating Officer of the Gulf Insurance Group (May, 2003 to May, 2004); and Chief Financial and Administrative Officer (Personal Lines) (July, 2002 to March, 2003).

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
Executive Compensation Information
December 31, 2007

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	1,408,550	$31.21	1,765,125
Equity compensation plans not approved by security holders	—	—	—

Total	1,408,550	$31.21	1,765,125

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to 1987 Form 10-K incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2007 (Exhibit 3ii.1 to Form 8-K filed October 29, 2007 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:
	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b) (4) (iii) of Regulation S-K	4.1

(10)	Material contracts:
	Credit Agreement among CNA Financial Corporation, J.P. Morgan Securities Inc., Citibank N.A., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, N.A. and other lenders named therein, dated August 1, 2007 (Exhibit 99.1 to August 1, 2007 Form 8-K incorporated herein by reference)	10.1

Exhibit
Description of Exhibit	Number
Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	10.2

Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries	10.3

Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation	10.3.1

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and American Casualty Company of Reading, Pennsylvania	10.3.2

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Columbia Casualty Company	10.3.3

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Assurance Company	10.3.4

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Casualty Company	10.3.5

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and National Fire Insurance Company of Hartford	10.3.6

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company	10.3.7

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company of New Jersey	10.3.8

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Transportation Insurance Company	10.3.9

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Valley Forge Insurance Company	10.3.10

Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.4

Exhibit
Description of Exhibit	Number
CNA Financial Corporation 2000 Incentive Compensation Plan, as amended and restated, effective as of February 9, 2005 (Exhibit A to Form DEF 14A, filed March 31, 2005, incorporated herein by reference (as indicated in Form 8-K, filed May 2, 2005, CNAF shareholders voted to approve this plan on April 27, 2005))	10.5

CNA Supplemental Executive Retirement Plan, restated as of January 1, 2003 (Exhibit 99.2 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.6

First Amendment to the CNA Supplemental Executive Retirement Plan, dated February 27, 2004 (Exhibit 99.3 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.6.1

Second Amendment to the CNA Supplemental Executive Retirement Plan, dated March 23, 2004 (Exhibit 99.4 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.6.2

Third Amendment to the CNA Supplemental Executive Retirement Plan, dated December 31, 2004 (Exhibit 99.1 to Form 8-K filed January 6, 2005 incorporated herein by reference)	10.6.3

Fourth Amendment to the CNA Supplemental Executive Retirement Plan, dated December 31, 2007	10.6.4

CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 1, 2003 (Exhibit 10.17 to 2004 Form 10-K incorporated herein by reference)	10.7

First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated February 27, 2004 (Exhibit 10.18 to 2004 Form 10-K incorporated herein by reference)	10.7.1

Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated March 23, 2004 (Exhibit 10.19 to 2004 Form 10-K incorporated herein by reference)	10.7.2

CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference)	10.8

2008 Incentive Compensation Awards to Executive Officers	10.9

2007 Incentive Compensation Awards to Executive Officers (Exhibit 10.23 to March 31, 2007 Form 10-Q incorporated herein by reference)	10.10

Form of Award Letter for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.1 to April 19, 2006 Form 8-K incorporated herein by reference)	10.11

Form of Award Terms for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.2 to April 19, 2006 Form 8-K incorporated herein by reference)	10.11.1

			Exhibit
		Description of Exhibit	Number
		Employment Agreement between Continental Casualty Company and D. Craig Mense, dated August 1, 2007 (Exhibit 10.1 to September 30, 2007 Form 10-Q incorporated herein by reference)	10.12

		Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated October 26, 2005 (Exhibit 10.22 to September 30, 2005 Form 10-Q incorporated herein by reference)	10.13

		Employment Agreement between Continental Casualty Company and James R. Lewis, dated October 26, 2005 (Exhibit 10.21 to September 30, 2005 Form 10-Q incorporated herein by reference)	10.14

		Employment Agreement between Continental Casualty Company and Jonathan D. Kantor, dated March 16, 2005 (Exhibit 99.1 to June 13, 2005 Form 8-K incorporated herein by reference)	10.15

		Employment Agreement between Continental Casualty Company and Michael Fusco, dated April 1, 2004 (Exhibit 10.16 to 2004 Form 10-K incorporated herein by reference)	10.16

		Amendment to Employment Agreement between Continental Casualty Company and Michael Fusco, dated February 7, 2007 (Exhibit 10.22 to 2006 Form 10-K incorporated herein by reference)	10.16.1

	(21)	Significant Subsidiaries of CNAF	21.1

	(23)	Consent of Independent Registered Public Accounting Firm	23.1

	(31)	Certification of Chief Executive Officer	31.1

		Certification of Chief Financial Officer	31.2

	(32)	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

		Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b)		Exhibits: None.

(c)		Condensed Financial Information of Unconsolidated Subsidiaries: None.
Except for Exhibits 10.3-10.3.10, 10.6.4, 10.9, 21.1, 23.1, 31.1-31.2, and 32.1-32.2, the above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2007
	Cost or	Estimated
	Amortized	Fair	Carrying
	Cost	Value	Value
(In millions)
Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities – taxable	$769	$860	$860
States, municipalities and political subdivisions – tax exempt	7,615	7,675	7,675
Foreign governments and political subdivisions	3,277	3,350	3,350
Public utilities	832	914	914
All other corporate bonds	20,502	20,223	20,223
Redeemable preferred stocks	1,216	1,058	1,058

Total fixed maturity securities available-for-sale	34,211	34,080	34,080

Fixed maturity securities trading:
Bonds:
U.S. Government and government agencies and authorities – taxable	5	5	5
Foreign governments and political subdivisions	18	18	18
All other corporate bonds	154	154	154

Total fixed maturity securities trading	177	177	177

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	3	3	3
Industrial and other	243	449	449
Non-redeemable preferred stocks	120	116	116

Total equity securities available-for-sale	366	$568	568

Limited partnership investments	2,214		2,214
Other invested assets	9		46
Short term investments available-for-sale	4,494		4,497
Short term investments trading	180		180

Total investments	$41,651		$41,762

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

Years ended December 31	2007	2006	2005
(In millions)
Revenues:
Net investment income	$20	$21	$18
Realized investment losses	(6)	(7)	(29)
Other income	—	1	—

Total revenues	14	15	(11)

Expenses:
Administrative and general	3	2	9
Interest	131	118	110

Total expenses	134	120	119

Loss from operations before income taxes and equity in net income of subsidiaries	(120)	(105)	(130)
Income tax benefit	42	37	46

Loss before equity in net income of subsidiaries	(78)	(68)	(84)
Equity in net income of subsidiaries	929	1,176	348

Net Income	$851	$1,108	$264

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31	2007	2006
(In millions, except share data)
Assets:
Investment in subsidiaries	$11,795	$11,512
Fixed maturity securities available-for-sale, at fair value (amortized cost of $6 and $9)	6	9
Equity securities available-for-sale, at fair value (cost of $1 and $1)	1	1
Short term investments	359	280
Receivables for securities sold and collateral	13	1
Amounts due from affiliates	46	37
Other assets	6	7

Total assets	$12,226	$11,847

Liabilities and Stockholders’ Equity:
Liabilities:
Short term debt	350	—
Long term debt	1,686	2,035
Other liabilities	40	44

Total liabilities	2,076	2,079

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 271,662,278 and 271,108,480 shares outstanding)	683	683
Additional paid-in capital	2,169	2,166
Retained earnings	7,285	6,486
Accumulated other comprehensive income	103	549
Treasury stock (1,377,965 and 1,931,763 shares), at cost	(39)	(58)

	10,201	9,826

Notes receivable for the issuance of common stock	(51)	(58)

Total stockholders’ equity	10,150	9,768

Total liabilities and stockholders’ equity	$12,226	$11,847

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31	2007	2006	2005
(In millions)
Cash Flows from Operating Activities:
Net income	$851	$1,108	$264
Adjustments to reconcile net income to net cash flows provided by operating activities:
Income of subsidiaries	(929)	(1,176)	(348)
Dividends received from subsidiaries	270	91	127
Realized investment losses	6	7	29
Other, net	(54)	7	(59)

Total adjustments	(707)	(1,071)	(251)

Net cash flows provided by operating activities	144	37	13

Cash Flows from Investing Activities:
Proceeds from fixed maturity securities	3	1	8
Change in short term investments	(63)	(60)	563
Capital contributions to subsidiaries	(1)	(3)	(41)
Return of capital from subsidiaries	1	19	—
Other, net	(18)	(7)	(64)

Net cash flows provided (used) by investing activities	(78)	(50)	466

Cash Flows from Financing Activities:
Dividends paid to stockholders	(95)	—	—
Proceeds from the issuance of long term debt	—	746	—
Principal payments on debt	—	(250)	(493)
Payment to repurchase Series H Issue preferred stock	—	(993)	—
Proceeds from the issuance of common stock	—	499	—
Stock options exercised	18	10	2
Other, net	11	1	12

Net cash flows provided (used) by financing activities	(66)	13	(479)

Net change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these affiliates is presented on the Condensed Statement of Operations as Equity in net income of subsidiaries. Loews Corporation owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2007.
B. Debt
Debt is composed of the following obligations.
Debt

December 31	2007	2006
(In millions)
Senior notes:
6.450%, face amount of $150, due January 15, 2008	$150	$150
6.600%, face amount of $200, due December 15, 2008	200	200
6.000%, face amount of $400, due August 15, 2011	399	398
5.850%, face amount of $549, due December 15, 2014	546	546
6.500%, face amount of $350, due August 15, 2016	348	348
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$2,036	$2,035

On August 1, 2007, CNAF entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At CNAF’s election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. As of December 31, 2007, CNAF has no outstanding borrowings under the agreement.
Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization.
C. Commitments and Contingencies
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $21 million at December 31, 2007.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $259 million.

In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2007, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2007 and 2006, CNAF has recorded approximately $10 million of liabilities related to these indemnification agreements.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.8 billion at December 31, 2007.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves						Insurance	Amortiz-
		Claim						Claims and	ation
	Deferred	And Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	Adjustment	Policy	Unearned	holders’	Net Earned	Investment	holders’	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Cost	Expenses	miums (b)
(In millions)
December 31, 2007
Standard Lines	$311	$12,048	$—	$1,483	$26	$3,379	$878	$2,285	$761	$381	$3,267
Specialty Lines	365	8,403	—	1,948	1	3,484	621	2,194	744	372	3,506
Life & Group Non-Core	485	3,027	7,106	162	903	618	622	1,313	15	242	607
Corporate & Other Non-Core	—	5,110	—	5	—	7	312	217	—	143	6
Eliminations	—	—	—	—	—	(4)	—	—	—	(4)	(4)

Consolidated Operations	$1,161	$28,588	$7,106	$3,598	$930	$7,484	$2,433	$6,009	$1,520	$1,134	$7,382

December 31, 2006
Standard Lines	$338	$12,517	$—	$1,633	$35	$3,557	$840	$2,597	$805	$385	$3,598
Specialty Lines	352	7,946	—	1,973	—	3,411	554	2,064	714	370	3,431
Life & Group Non-Core	500	3,134	6,645	173	980	641	698	1,195	14	259	633
Corporate & Other Non-Core	—	6,039	—	5	—	(1)	320	190	1	137	(2)
Eliminations	—	—	—	—	—	(5)	—	1	—	(6)	(5)

Consolidated Operations	$1,190	$29,636	$6,645	$3,784	$1,015	$7,603	$2,412	$6,047	$1,534	$1,145	$7,655

December 31, 2005
Standard Lines						$3,518	$632	$3,195	$816	$361	$3,473
Specialty Lines						3,367	416	2,302	702	351	3,372
Life & Group Non-Core						704	593	1,161	22	318	694
Corporate & Other Non-Core						(8)	251	343	3	138	(19)
Eliminations						(12)	—	(2)	—	(10)	(12)

Consolidated Operations						$7,569	$1,892	$6,999	$1,543	$1,158	$7,508

(a)	Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

(b)	Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE
Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions	End of Period
(In millions)
Year ended December 31, 2007
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$837	$12	$2	$78	$773

Valuation allowance:
Deferred income taxes	$—	$—	$—	$—	$—

Year ended December 31, 2006
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$964	$48	$3	$178	$837

Valuation allowance:
Deferred income taxes	$30	$—	$—	$30	$—

Year ended December 31, 2005
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$1,048	$111	$3	$198	$964

Valuation allowance:
Deferred income taxes	$33	$(3)	$—	$—	$30

(a)	Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2007	2006	2005
(In millions)
Deferred acquisition costs	$1,161	$1,190

Reserves for unpaid claim and claim adjustment expenses	28,415	29,459

Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 7.5%)	1,636	1,648

Unearned premiums	3,598	3,784

Net written premiums	7,382	7,655	$7,509

Net earned premiums	7,481	7,595	7,558

Net investment income	2,180	2,035	1,595

Incurred claim and claim adjustment expenses related to current year	4,937	4,837	5,054

Incurred claim and claim adjustment expenses related to prior years	220	332	1,107

Amortization of deferred acquisition costs	1,520	1,534	1,541

Paid claim and claim adjustment expenses	5,282	4,165	3,541

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 22, 2008	By	/s/ Stephen W. Lilienthal

Stephen W. Lilienthal
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 22, 2008	By	/s/ Stephen W. Lilienthal

(Stephen W. Lilienthal, Chief Executive
Officer and Chairman of the Board of
Directors)

Dated: February 22, 2008	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 22, 2008	By	/s/ Jose Montemayor

(Jose O. Montemayor, Director)

Dated: February 22, 2008	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 22, 2008	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 22, 2008	By	/s/ Andrew Tisch

(Andrew H. Tisch, Director)

Dated: February 22, 2008	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 22, 2008	By	/s/ Marvin Zonis

(Marvin Zonis, Director)