Form 10-K/A
period 2007-12-31
CNA FINANCIAL CORP
filed 2008-02-27
CIK 21175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 S. Wabash	60604
Chicago, Illinois (Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 22, 2008, 270,716,622 shares of common stock were outstanding. The aggregate market value of the common stock held by non–affiliates of the registrant as of June 30, 2007 was approximately $1,438 million based on the closing price of $47.69 per share of the common stock on the New York Stock Exchange on June 30, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2008 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
SIGNATURES
Certification
Certification
Certification
Certification

Explanatory Note
This Amendment No. 1 to Part I, Item 1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 is being filed solely for the purpose of correcting the Cumulative net paid amount presented in the 2006 column on the Schedule of Loss Reserve Development. This Amendment No. 1 does not affect the Financial Statements and Supplementary Data or Management’s Discussion and Analysis of Financial Condition and Results of Operations as originally filed in the Annual Report on Form 10-K on February 26, 2008.

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

Schedule of Loss Reserve Development

Calendar Year Ended
(In millions)	1997	1998	1999 (a)	2000	2001 (b)	2002 (c)	2003	2004	2005	2006	2007
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$28,731	$28,506	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415
Originally reported ceded recoverable	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945

Originally reported net reserves for unpaid claim and claim adjustment expenses	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470

Cumulative net paid as of:
One year later	$5,954	$7,321	$6,547	$7,686	$5,981	$5,373	$4,382	$2,651	$3,442	$4,436	$—
Two years later	11,394	12,241	11,937	11,992	10,355	8,768	6,104	4,963	7,022	—	—
Three years later	14,423	16,020	15,256	15,291	12,954	9,747	7,780	7,825	—	—	—
Four years later	17,042	18,271	18,151	17,333	13,244	10,870	10,085	—	—	—	—
Five years later	18,568	20,779	19,686	17,775	13,922	12,814	—	—	—	—	—
Six years later	20,723	21,970	20,206	18,970	15,493	—	—	—	—	—	—
Seven years later	21,649	22,564	21,231	20,297	—	—	—	—	—	—	—
Eight years later	22,077	23,453	22,373	—	—	—	—	—	—	—	—
Nine years later	22,800	24,426	—	—	—	—	—	—	—	—	—
Ten years later	23,491	—	—	—	—	—	—	—	—	—	—

Net reserves re-estimated as of:
End of initial year	$23,675	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470
One year later	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	—
Two years later	24,106	24,134	23,217	21,555	20,533	18,248	19,120	19,044	20,975	—	—
Three years later	23,776	26,038	23,081	24,058	21,109	19,814	19,760	19,631	—	—	—
Four years later	25,067	25,711	25,590	24,587	22,547	20,384	20,425	—	—	—	—
Five years later	24,636	27,754	26,000	25,594	22,983	21,076	—	—	—	—	—
Six years later	26,338	28,078	26,625	26,023	23,603	—	—	—	—	—	—
Seven years later	26,537	28,437	27,009	26,585	—	—	—	—	—	—	—
Eight years later	26,770	28,705	27,541	—	—	—	—	—	—	—	—
Nine years later	26,997	29,211	—	—	—	—	—	—	—	—	—
Ten years later	27,317	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$(3,642)	$(5,887)	$(6,782)	$(7,408)	$(5,657)	$(5,847)	$(2,988)	$(2,109)	$(719)	$(220)	$—

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$27,317	$29,211	$27,541	$26,585	$23,603	$21,076	$20,425	$19,631	$20,975	$21,601	$—
Re-estimated ceded recoverable	7,221	7,939	10,283	11,047	16,487	15,846	14,257	13,112	10,505	8,230	—

Total gross re-estimated reserves	$34,538	$37,150	$37,824	$37,632	$40,090	$36,922	$34,682	$32,743	$31,480	$29,831	$—

Net (deficiency) redundancy related to:
Asbestos claims	$(2,367)	$(2,125)	$(1,549)	$(1,485)	$(713)	$(712)	$(71)	$(17)	$(7)	$(6)	$—
Environmental claims	(541)	(533)	(533)	(476)	(129)	(123)	(51)	(51)	(1)	(1)	—

Total asbestos and environmental	(2,908)	(2,658)	(2,082)	(1,961)	(842)	(835)	(122)	(68)	(8)	(7)	—
Other claims	(734)	(3,229)	(4,700)	(5,447)	(4,815)	(5,012)	(2,866)	(2,041)	(711)	(213)	—

Total net (deficiency) redundancy	$(3,642)	$(5,887)	$(6,782)	$(7,408)	$(5,657)	$(5,847)	$(2,988)	$(2,109)	$(719)	$(220)	$—

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.
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

CNA Financial Corporation

Dated: February 27, 2008	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)