Form 10-Q
period 2008-03-31
CNA FINANCIAL CORP
filed 2008-04-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2008

Common Stock, Par value $2.50	269,012,657

CNA FINANCIAL CORPORATION
INDEX

Item		Page
Number		Number

	PART I. Financial Information

1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Operations for the Three months ended March 31, 2008 and 2007	3

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2008 and 2007	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

3.	Quantitative and Qualitative Disclosures About Market Risk	60

4.	Controls and Procedures	61

	PART II. Other Information

1.	Legal Proceedings	62

2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

6.	Exhibits	62
Form of Award Letter to Executive Officers for the Long-Term Incentive Cash Plan
Form of Award Letter to Executive Officers
Employment Agreement
Fourth Amendment to Supplemental Executive Retirement Plan
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Acknowledgement to Investment Facilities and Services Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

CNA FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended March 31	2008	2007
(In millions, except per share data)

Revenues
Net earned premiums	$1,813	$1,863
Net investment income	434	608
Realized investment losses, net of participating policyholders’ and minority interests	(51)	(21)
Other revenues	86	67

Total revenues	2,282	2,517

	—	—
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,389	1,448
Amortization of deferred acquisition costs	368	381
Other operating expenses	227	218
Interest	34	34

Total claims, benefits and expenses	2,018	2,081

Income before income tax and minority interest	264	436
Income tax expense	(64)	(132)
Minority interest	(12)	(10)

Income from continuing operations	188	294
Income (loss) from discontinued operations, net of income tax expense of $0 and $1	(1)	2

Net Income	$187	$296

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.70	$1.08
Income (loss) from discontinued operations	(0.01)	0.01

Basic and diluted earnings per share available to common stockholders	$0.69	$1.09

Weighted average outstanding common stock and common stock equivalents

Basic	270.7	271.3

Diluted	270.8	271.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $33,956 and $34,388)	$32,496	$34,257
Equity securities at fair value (cost of $287 and $366)	474	568
Limited partnership investments	2,245	2,214
Other invested assets	9	46
Short term investments	5,347	4,677

Total investments	40,571	41,762
Cash	132	94
Reinsurance receivables (less allowance for uncollectible receivables of $453 and $461)	8,096	8,228
Insurance receivables (less allowance for doubtful accounts of $304 and $312)	1,946	1,972
Accrued investment income	358	330
Receivables for securities sold and collateral	575	142
Deferred acquisition costs	1,158	1,161
Prepaid reinsurance premiums	292	270
Deferred income taxes	1,694	1,198
Property and equipment at cost (less accumulated depreciation of $600 and $596)	394	378
Goodwill and other intangible assets	142	142
Other assets	601	579
Separate account business	465	476

Total assets	$56,424	$56,732

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$28,502	$28,588
Unearned premiums	3,578	3,598
Future policy benefits	7,209	7,106
Policyholders’ funds	859	930
Collateral on loaned securities and derivatives	878	63
Payables for securities purchased	273	353
Participating policyholders’ funds	34	45
Short term debt	200	350
Long term debt	1,807	1,807
Federal income taxes payable (includes $70 and $5 due to Loews Corporation)	74	2
Reinsurance balances payable	396	401
Other liabilities	2,394	2,478
Separate account business	465	476

Total liabilities	46,669	46,197

Commitments and contingencies (Notes D, G, H, and J)
Minority interest	395	385

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,012,657 and 271,662,278 shares outstanding)	683	683
Additional paid-in capital	2,170	2,169
Retained earnings	7,431	7,285
Accumulated other comprehensive income (loss)	(763)	103
Treasury stock (4,027,586 and 1,377,965 shares), at cost	(109)	(39)

	9,412	10,201
Notes receivable for the issuance of common stock	(52)	(51)

Total stockholders’ equity	9,360	10,150

Total liabilities and stockholders’ equity	$56,424	$56,732

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2008	2007
(In millions)

Cash Flows from Operating Activities:
Net income	$187	$296
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	1	(2)
Loss on disposal of property and equipment	—	2
Minority interest	12	10
Deferred income tax (benefit) provision	(21)	20
Trading securities activity	63	(6)
Realized investment losses, net of participating policyholders’ and minority interests	51	21
Undistributed losses (earnings) of equity method investees	70	(24)
Net amortization of bond (discount) premium	(65)	(56)
Depreciation	18	13
Changes in:
Receivables, net	158	43
Accrued investment income	(28)	(8)
Deferred acquisition costs	3	1
Prepaid reinsurance premiums	(22)	(31)
Federal income taxes recoverable/payable	72	60
Insurance reserves	(41)	32
Reinsurance balances payable	(5)	38
Other assets	(23)	(2)
Other liabilities	(131)	(178)
Other, net	—	6

Total adjustments	112	(61)

Net cash flows provided by operating activities-continuing operations	$299	$235

Net cash flows provided (used) by operating activities-discontinued operations	$4	$(18)

Net cash flows provided by operating activities-total	$303	$217

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(11,231)	$(15,552)
Proceeds from fixed maturity securities:
Sales	10,262	16,435
Maturities, calls and redemptions	1,038	1,016
Purchases of equity securities	(56)	(67)
Proceeds from sales of equity securities	28	69
Change in short term investments	(696)	(2,060)
Change in collateral on loaned securities and derivatives	815	63
Change in other investments	(125)	(37)
Purchases of property and equipment	(32)	(34)
Other, net	10	(35)

Net cash flows provided (used) by investing activities-continuing operations	$13	$(202)

Net cash flows provided (used) by investing activities-discontinued operations	$(2)	$1

Net cash flows provided (used) by investing activities-total	$11	$(201)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31	2008	2007
(In millions)

Cash Flows from Financing Activities:

Dividends paid to stockholders	(41)	—
Principal payments on debt	(150)	—
Return of investment contract account balances	(14)	(46)
Receipts of investment contract account balances	1	1
Stock options exercised	—	15
Purchase of treasury stock	(70)	—
Other, net	1	4

Net cash flows used by financing activities-continuing operations	$(273)	$(26)

Net cash flows provided by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(273)	$(26)

Effect of foreign exchange rate changes on cash-continuing operations	(1)	—

Net change in cash	40	(10)

Cash, beginning of year	101	124

Cash, end of period	$141	$114

Cash-continuing operations	$132	$91
Cash-discontinued operations	9	23

Cash-total	$141	$114

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Three months ended March 31	2008	2007
(In millions)

Common Stock
Balance, beginning and end of period	$683	$683

Additional Paid-in Capital
Balance, beginning of period	2,169	2,166
Stock-based compensation	1	2

Balance, end of period	2,170	2,168

Retained Earnings
Balance, beginning of period	7,285	6,486
Adjustment to initially apply FASB Staff Position Technical Bulletin No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, net of tax	—	38
Adjustment to initially apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109	—	5

Adjusted balance, beginning of period	7,285	6,529
Dividends paid to stockholders	(41)	—
Net income	187	296

Balance, end of period	7,431	6,825

Accumulated Other Comprehensive Income
Balance, beginning of period	103	549
Other comprehensive income (loss)	(866)	14

Balance, end of period	(763)	563

Treasury Stock
Balance, beginning of period	(39)	(58)
Purchase of treasury stock	(70)	—
Stock options exercised and other	—	14

Balance, end of period	(109)	(44)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(51)	(58)
(Increase) decrease in notes receivable for the issuance of common stock	(1)	2

Balance, end of period	(52)	(56)

Total Stockholders’ Equity	$9,360	$10,139

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2008.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2007, as amended by Form 10-K/A, which amended Part 1, Item 1 of Form 10-K (Form 10-K). The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157)
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, specifies acceptable valuation techniques, prioritizes the inputs used in the valuation techniques into a fair value hierarchy and expands the disclosure requirements for assets and liabilities measured at fair value on a recurring and a non-recurring basis. The SFAS 157 hierarchy is based on observable inputs reflecting market data obtained from independent sources or unobservable inputs reflecting the Company’s market assumptions. This hierarchy requires the Company to use observable market data, when available.
In February 2008, the FASB issued Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company has partially applied the provisions of SFAS 157 upon adoption at January 1, 2008. The Company has not applied the provisions of SFAS 157 to reporting units measured at fair value for the purposes of goodwill impairment testing or to indefinite-lived intangible assets measured at fair value for impairment assessment.
The Company’s adoption of SFAS 157 on January 1, 2008 had no impact on the financial condition or results of operations as of or for the three months ended March 31, 2008. The Company has complied with the disclosure requirements of SFAS 157 in Note F.

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
SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not select the fair value option for any assets and liabilities currently held, and therefore the Company’s adoption of SFAS 159 on January 1, 2008 had no impact on the Company’s financial condition or results of operations as of or for the three months ended March 31, 2008.
Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2008 and 2007, less than one million shares attributable to exercises under stock-based employee compensation plans were excluded from the calculation of diluted earnings per share because they were antidilutive.
The computation of earnings per share is as follows.
Earnings Per Share

Three months ended March 31	2008	2007
(In millions, except per share amounts)

Income from continuing operations available to common stockholders	$188	$294

Weighted average outstanding common stock and common stock equivalents	270.7	271.3
Effect of dilutive securities, employee stock options and appreciation rights	0.1	0.3

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	270.8	271.6

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.70	$1.08

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2008	2007
(In millions)

Fixed maturity securities	$518	$496
Short term investments	39	50
Limited partnerships	(39)	52
Equity securities	5	5
Income (loss) from trading portfolio (a)	(77)	3
Other	6	10

Gross investment income	452	616
Investment expense	(18)	(8)

Net investment income	$434	$608

(a) The change in net unrealized gains (losses) on trading securities included in net investment income was $(13) million and $2 million for the three months ended March 31, 2008 and 2007.
The components of realized investment results for available-for-sale securities are presented in the following table.
Realized Investment Gains (Losses)

Three months ended March 31	2008	2007
(In millions)

Fixed maturity securities:
U.S. Government bonds	$32	$2
Corporate and other taxable bonds	(31)	25
Tax-exempt bonds	40	(11)
Asset-backed bonds	(39)	(33)
Redeemable preferred stock	(4)	—

Total fixed maturity securities	(2)	(17)
Equity securities	(15)	3
Derivative securities	(44)	(8)
Short term investments	2	—
Other	8	1

Realized investment losses, net of participating policyholders’ and minority interests	$(51)	$(21)

For the three months ended March 31, 2008, other-than-temporary impairment (OTTI) losses of $86 million were recorded primarily in the asset-backed bond sector. This compared to OTTI losses for the three months ended March 31, 2007 of $87 million recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. The OTTI losses for the three months ended March 31, 2008 were primarily driven by credit issue related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. These OTTI losses were driven mainly by credit market conditions and the continued disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis.
The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
March 31, 2008	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,347	$121	$—	$—	$1,468
Asset-backed securities	11,116	77	543	318	10,332
States, municipalities and political subdivisions — tax-exempt securities	7,232	51	315	11	6,957
Corporate bonds	8,932	189	484	13	8,624
Other debt securities	3,924	170	157	3	3,934
Redeemable preferred stock	1,249	4	228	—	1,025

Total fixed maturity securities available-for-sale	33,800	612	1,727	345	32,340

Total fixed maturity securities trading	156	—	—	—	156

Equity securities available-for-sale:
Common stock	242	192	2	—	432
Preferred stock	45	—	3	—	42

Total equity securities available-for-sale	287	192	5	—	474

Total	$34,243	$804	$1,732	$345	$32,970

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2007	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$594	$93	$—	$—	$687
Asset-backed securities	11,776	39	223	183	11,409
States, municipalities and political subdivisions — tax-exempt securities	7,615	144	82	2	7,675
Corporate bonds	8,867	246	149	12	8,952
Other debt securities	4,143	208	48	4	4,299
Redeemable preferred stock	1,216	2	160	—	1,058

Total fixed maturity securities available-for-sale	34,211	732	662	201	34,080

Total fixed maturity securities trading	177	—	—	—	177

Equity securities available-for-sale:
Common stock	246	207	1	—	452
Preferred stock	120	7	11	—	116

Total equity securities available-for-sale	366	214	12	—	568

Total	$34,754	$946	$674	$201	$34,825

The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at March 31, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	March 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$10,657	$756	$5,578	$357
7-12 months	2,581	643	1,689	221
13-24 months	613	110	690	57
Greater than 24 months	2,137	228	3,869	138

Total investment grade	15,988	1,737	11,826	773

Non-investment grade:
0-6 months	1,688	159	1,549	76
7-12 months	814	169	125	8
13-24 months	27	7	26	4
Greater than 24 months	2	—	8	2

Total non-investment grade	2,531	335	1,708	90

Total fixed maturity securities	18,519	2,072	13,534	863

Equity securities:
0-6 months	56	4	98	12
7-12 months	13	1	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total equity securities	72	5	102	12

Total fixed maturity and equity securities	$18,591	$2,077	$13,636	$875

At March 31, 2008, the fair value of the general account fixed maturities was $32,496 million, representing 80% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $2,072 million in gross unrealized losses, consisting of asset-backed securities which represented 42%, corporate bonds which represented 24%, tax-exempt bonds which represented 16%, and all other fixed maturity securities which represented 18%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,922 securities which were, in aggregate, approximately 10% below amortized cost.
The gross unrealized losses on equity securities were $5 million, including 307 securities which were, in aggregate, approximately 7% below cost.
Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2008 or December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of March 31, 2008 is presented below.

Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.
The majority of the holdings in this category are collateralized mortgage obligations (CMOs) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 588 securities in a gross unrealized loss position aggregating $858 million. Of these securities in a gross unrealized loss position, 52% are rated AAA, 15% are rated AA, 27% are rated A and 6% are rated BBB or lower. The aggregate severity of the unrealized loss was approximately 10% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of March 31, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20, which have a gross unrealized loss of $206 million and an aggregate severity of the unrealized loss of approximately 37% of amortized cost. For the three months ended March 31, 2008, there were OTTI losses of $52 million recorded on asset-backed securities, $15 million of which related to EITF 99-20 securities.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 187 agency mortgage-backed pass-through securities and 2 agency CMOs in an unrealized loss position aggregating $3 million as of March 31, 2008. The cumulative unrealized losses on these securities was approximately 3% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 499 securities in a gross unrealized loss position aggregating $326 million with 100% of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are supported by the credit of the issuer. The aggregate severity of the unrealized losses were approximately 8% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008. For the three months ended March 31, 2008, there were no OTTI losses recorded on municipal securities.
Corporate Bonds
The holdings in this category include 495 securities in a gross unrealized loss position aggregating $497 million. Of the unrealized losses in this category, 48% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 9% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical, communications and industrial, which as a percentage of total gross unrealized losses were approximately 32%, 18%, 16% and 12% at March 31, 2008. The decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008. For the three months ended March 31, 2008, there were OTTI losses of $10 million recorded on corporate bonds.
Redeemable Preferred Stock
The unrealized losses on the Company’s investments in redeemable preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. The holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. Many of the securities in this category have fallen out of favor in the current market conditions. Approximately 70% of the gross unrealized losses in this category come from securities issued by diversified financial institutions, 28% from government agency issued securities and 2% from utilities. The holdings in this category include 44 securities in a gross unrealized loss position aggregating $228 million. Of these securities in a gross unrealized loss position, 28% are rated AA, 60% are rated A, 9% are rated BBB and 3% are rated lower than BBB. The Company believes the decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008. For the three months ended March 31, 2008, there were OTTI losses of $5 million recorded on redeemable preferred stock.
Investment Commitments
As of March 31, 2008, the Company had committed approximately $448 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2008 the Company had commitments to purchase $33 million and sell $2 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2008, the Company had obligations on unfunded bank loan participations in the amount of $20 million.

Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments held at March 31, 2008 and 2007 follows.
Recognized Gains (Losses)

Three months ended March 31	2008	2007
(In millions)

General account
Without hedge designation
Swaps	$(22)	$(7)
Futures sold, not yet purchased	(21)	—
Currency forwards	(1)	(1)

Trading activities
Futures purchased	(72)	(5)
Currency forwards	1	—

Total	$(115)	$(13)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

		Estimated
	Contractual/	Fair Value
	Notional	Asset
March 31, 2008	Amount	(Liability)
(In millions)

General account
Without hedge designation
Swaps	$980	$(84)
Futures sold, not yet purchased	891	(3)
Currency forwards	25	(1)
Equity warrants	4	2
Options embedded in convertible debt securities	3	—

Trading activities
Futures purchased	725	2
Currency forwards	42	1
Futures sold, not yet purchased	126	—

Total general account	$2,796	$(83)

Derivative Financial Instruments

		Estimated
	Contractual/	Fair Value
	Notional	Asset
December 31, 2007	Amount	(Liability)
(In millions)

General account
Without hedge designation
Swaps	$1,605	$—
Equity warrants	4	2
Options embedded in convertible debt securities	3	—

Trading activities
Futures purchased	791	(4)
Futures sold, not yet purchased	135	—
Currency forwards	44	1

Total general account	$2,582	$(1)

The Company does not offset its net derivative positions against the fair value of the collateral provided or collateral received. The fair value of collateral provided, consisting primarily of cash, was $101 million and $64 million at March 31, 2008 and December 31, 2007. The fair value of collateral received, consisting primarily of cash, was $10 million at December 31, 2007. The Company held no collateral at March 31, 2008.
Options embedded in convertible debt securities are classified as Fixed maturity securities on the Condensed Consolidated Balance Sheets, consistent with the host instruments.

Note F. Fair Value
Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
				Assets/Liabilities
March 31, 2008	Level 1	Level 2	Level 3	at fair value
(In millions)

Assets
Fixed maturity securities	$2,306	$27,945	$2,245	$32,496
Equity securities	239	42	193	474
Derivative financial instruments, included in Other invested assets	1	—	2	3
Short term investments	2,268	2,994	85	5,347
Life settlement contracts, included in Other assets	—	—	118	118
Discontinued operations investments, included in Other assets	52	95	41	188
Separate account business	41	371	47	459

Total assets	$4,907	$31,447	$2,731	$39,085

Liabilities
Derivative financial instruments, included in Other liabilities	$(1)	$—	$(84)	$(85)

Total liabilities	$(1)	$—	$(84)	$(85)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008.

			Derivative					Derivative
	Fixed		financial			Discontinued	Separate	financial
	maturity	Equity	instruments	Short term	Life settlement	operations	account	instruments
Level 3	securities	securities	(Assets)	investments	contracts	investments	business	(Liabilities)
(In millions)

Balance at January 1, 2008	$2,684	$196	$38	$85	$115	$42	$30	$(36)
Total net realized investment gains (losses) and net change in unrealized appreciation (depreciation):
Included in net income	(38)	(2)	24	—	18	—	—	(46)
Included in other comprehensive income	(215)	(1)	—	—	—	—	—	—
Purchases, sales, issuances and settlements	(5)	—	(60)	—	(15)	(1)	(3)	(2)
Net transfers in (out) of Level 3	(181)	—	—	—	—	—	20	—

Balance at March 31, 2008	$2,245	$193	$2	$85	$118	$41	$47	$(84)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities for the three months ended March 31, 2008.

			Derivative		Derivative
	Fixed		financial		financial
Level 3	maturity	Equity	instruments	Life settlement	instruments
(In millions)	securities	securities	(Assets)	contracts	(Liabilities)	Total

Classification of net realized investment gains (losses) and net change in unrealized appreciation (depreciation)
Net investment income	$3	$—	$—	$—	$—	$3
Realized investment gains (losses)	(41)	(2)	24	—	(46)	(65)
Other revenues	—	—	—	18	—	18

Total	$(38)	$(2)	$24	$18	$(46)	$(44)

The table below summarizes changes in unrealized gains or losses recorded in net income for the three months ended March 31, 2008 for Level 3 assets and liabilities still held at March 31, 2008.

			Derivative		Derivative
	Fixed		financial		financial
	maturity	Equity	instruments	Life settlement	instruments
Level 3	securities	securities	(Assets)	contracts	(Liabilities)	Total
(In millions)

Changes in unrealized gains (losses) recorded in net income for securities held at March 31, 2008
Net investment income	$(1)	$—	$—	$—	$—	$(1)
Realized investment gains (losses)	(43)	(2)	(36)	—	(48)	(129)
Other revenues	—	—	—	4	—	4

Total	$(44)	$(2)	$(36)	$4	$(48)	$(126)

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.
Fixed Maturity Securities
Level 1 securities include highly liquid government bonds for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed income securities, excluding government bonds, is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Of the Level 3 securities, approximately 1% were valued exclusively by internal models with no external pricing corroboration. Level 3 securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock.
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices.
Level 3 securities include one equity security, which represents 87% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model, which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
Derivative Financial Instruments
Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter (OTC) derivatives, principally credit default swaps, currency forwards and options, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments. They are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 includes commercial paper, for which all inputs are observable. Certificates of deposit are classified within Level 3 as the Company’s market assumptions regarding credit risk are not observable.
Life Settlement Contracts
The fair values of life settlement contracts were estimated using discounted cash flows based on the Company’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.

Discontinued Operations Investments
Assets relating to CNA’s discontinued operations include fixed maturity securities, equities and short term investments. The valuation methodologies for these asset types have been described above.
Separate Account Business
Separate account business includes fixed maturity securities, equities and short term investments. The valuation methodologies for these asset types have been described above.
Note G. Claim and Claim Adjustment Expense Reserves
CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (IBNR) as of the reporting date. The Company’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $53 million and $32 million for the three months ended March 31, 2008 and 2007. Catastrophe losses in the first quarter of 2008 related primarily to tornadoes. Catastrophe losses in the first quarter of 2007 related primarily to tornadoes and winter storms. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.
The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

A&E Reserves
	March 31, 2008		December 31, 2007
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,269	$346	$2,352	$367
Ceded reserves	(994)	(123)	(1,030)	(125)

Net reserves	$1,275	$223	$1,322	$242

Asbestos
The Company recorded $2 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2008. There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2007. The Company paid asbestos-related claims, net of reinsurance recoveries, of $49 million and $64 million for the three months ended March 31, 2008 and 2007.
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
Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims and the Company has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where the Company cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. However, adverse developments with respect to such matters could have a material adverse effect on the Company’s results of operations and/or equity.
Certain asbestos claim litigation in which CNA is currently engaged is described below:
On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow — Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. Several insurers have appealed that ruling; that appeal is pending at this time.
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
CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1971-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling. Other insurer parties to the litigation also filed separate notices of appeal to the Court’s ruling. The appeal was fully briefed and was argued on December 6, 2007. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. On September 14, 2007, Burns & Roe moved the bankruptcy court for approval of the Addendum pursuant to Bankruptcy Rule 9019. After several extensions, the hearing on that motion is currently set for May 7, 2008. If approved, Burns & Roe has agreed to include the Addendum in the proposed plan, which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed and while certain of the Texas courts’ rulings were appealed, plaintiffs later dismissed their appeals. A different Texas court, however, denied similar motions seeking dismissal. After that court denied a related challenge to jurisdiction, the insurers transferred the case, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the case on jurisdictional and substantive grounds. In November 2007, based on a letter from the appellate court, the insurers gave the multi-district litigation court an opportunity to reconsider the original court’s action, but the court declined to do so on the grounds that the plaintiffs’ case had become inactive due to the failure to file qualifying medical reports and that the court was barred from taking any action while the case was on its inactive docket. On February 29, 2008, the appellate court denied the insurers’ mandamus petition. The appellate court thus did not disturb the multi-district litigation court’s determination that the case remained on its inactive docket and that no further action can be taken unless qualifying reports are filed or the filing of such reports is waived. With respect to the cases that are still pending in Texas, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.
On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. It is unknown when the confirmation hearing might take place. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution
There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2008 and 2007. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $19 million and $8 million for the three months ended March 31, 2008 and 2007.

Net Prior Year Development
The development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The development presented below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations.
The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate & Other Non-Core for the three months ended March 31, 2008 and 2007.
Net Prior Year Development
Three months ended March 31, 2008

			Corporate
	Standard	Specialty	& Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(35)	$17	$3	$(15)
A&E	—	—	2	2

Pretax unfavorable (favorable) net prior year development before impact of premium development	(35)	17	5	(13)

Pretax unfavorable (favorable) premium development	9	(19)	(1)	(11)

Total pretax unfavorable (favorable) net prior year development	$(26)	$(2)	$4	$(24)

Net Prior Year Development Three months ended March 31, 2007

			Corporate
	Standard	Specialty	& Other
	Lines	Lines	Non-Core	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$13	$7	$—	$20
A&E	—	—	—	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	13	7	—	20

Pretax unfavorable (favorable) premium development	(26)	(10)	2	(34)

Total pretax unfavorable (favorable) net prior year development	$(13)	$(3)	$2	$(14)

2008 Net Prior Year Development
Standard Lines
Approximately $20 million of favorable claim and allocated claim adjustment expense reserve development was recorded in property coverages. This favorable development was due to lower than expected frequency in accident year 2007 and favorable outcomes on several individual claims in accident years 2006 and prior.
Approximately $23 million of favorable claim and allocated claim adjustment expense reserve development was recorded in general liability due to favorable outcomes on individual claims causing lower severity in accident years 2003 and prior.
Approximately $24 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded in excess workers’ compensation due to higher than expected frequency and severity in accident years 2003 and prior. This is a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care.
Specialty Lines
Approximately $10 million of favorable premium development was recorded due to a change in ultimate premiums within a foreign affiliate’s property and financial lines. This was offset by approximately $9 million of related unfavorable claim and allocated claim adjustment expense reserve development.
2007 Net Prior Year Development
Standard Lines
Approximately $42 million of favorable premium development was recorded mainly due to additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was offset by approximately $27 million of unfavorable claim and allocated claim adjustment expense reserve development.
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
Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. At present, the parties are briefing the appeal. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The Court dismissed some of the claims against CCC as a matter of law. The remainder of the case is now in discovery. CCC believes it has meritorious defenses to the remaining claims in this action and intends to defend the case vigorously.
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. The settlement agreement has received the Court’s preliminary approval, the required legal notices have been issued and a final fairness hearing will be held in May, 2008. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the Court’s final approval.
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
CNA’s funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans. The assets of the plans are invested primarily in corporate mortgage-backed securities, limited partnerships, equity securities, and short term investments.
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.

The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

Three months ended March 31	2008	2007
(In millions)

Pension benefits
Service cost	$6	$7
Interest cost on projected benefit obligation	36	38
Expected return on plan assets	(45)	(43)
Actuarial loss amortization	1	4

Net periodic pension cost (benefit)	$(2)	$6

Postretirement benefits
Service cost	$1	$1
Interest cost on projected benefit obligation	2	2
Prior service cost amortization	(4)	(5)
Actuarial loss amortization	—	1

Net periodic postretirement (benefit)	$(1)	$(1)

For the three months ended March 31, 2008, $10 million of contributions have been made to the pension plans and $3 million to the postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $21 million to the pension plans and $8 million to the postretirement healthcare and life insurance benefit plans during the remainder of 2008.
Note J. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
The Company is obligated to make future payments totaling approximately $245 million for non-cancelable operating leases primarily for office space, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $35 million in 2008; $44 million in 2009; $40 million in 2010; $34 million in 2011; $29 million in 2012; and $63 million in 2013 and beyond.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2008 that the Company could be required to pay under this guarantee are approximately $205 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2008 there were approximately $6 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $21 million as of March 31, 2008.

Estimated future minimum payments under these contracts are $18 million in 2008; $2 million in 2009 and $1 million in 2010.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2008, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of March 31, 2008 and December 31, 2007, the Company has recorded approximately $24 million and $27 million of liabilities related to these indemnification agreements.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.

Note K. Comprehensive Income (Loss)
The components of comprehensive income (loss) are shown below.

Comprehensive Income (Loss)

Three months ended March 31	2008	2007
(In millions)

Net income	$187	$296

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of $462 and $(28)	(853)	52
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $11 and $20	(20)	(35)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of $473 and ($8)	(873)	17
Net change in unrealized gains (losses) on discontinued operations and other, net of tax (expense) benefit of $1 and ($1)	4	1
Net change in foreign currency translation adjustment	(11)	(7)
Net change related to pensions and postretirement benefits, net of tax (expense) benefit of $1 and ($1)	(2)	4
Allocation to participating policyholders’ and minority interests	16	(1)

Other comprehensive income (loss), net of tax (expense) benefit of $475 and ($10)	(866)	14

Total comprehensive income (loss)	$(679)	$310

Note L. Business Segments
CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNA’s Form 10-K. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted. Income taxes have been allocated on the basis of the taxable income of the segments.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

				Corporate
	Standard	Specialty	Life & Group	& Other
Three months ended	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
March 31, 2008
(In millions)

Revenues:
Net earned premiums	$783	$873	$157	$1	$(1)	$1,813
Net investment income	164	132	84	54	—	434
Other revenues	14	53	13	6	—	86

Total operating revenues	961	1,058	254	61	(1)	2,333

Claims, benefits and expenses:
Net incurred claims and benefits	577	566	212	21	—	1,376
Policyholders’ dividends	4	7	2	—	—	13
Amortization of deferred acquisition costs	179	184	4	1	—	368
Other insurance related expenses	58	50	50	4	(1)	161
Other expenses	12	51	5	32	—	100

Total claims, benefits and expenses	830	858	273	58	(1)	2,018

Operating income (loss) from continuing operations before income tax and minority interest	131	200	(19)	3	—	315
Income tax (expense) benefit on operating income (loss)	(36)	(64)	16	2	—	(82)
Minority interest	—	(12)	—	—	—	(12)

Net operating income (loss) from continuing operations	95	124	(3)	5	—	221
Realized investment losses, net of participating policyholders’ and minority interests	(16)	(9)	(17)	(9)	—	(51)
Income tax benefit on realized investment losses	5	4	6	3	—	18

Income (loss) from continuing operations	$84	$119	$(14)	$(1)	$—	$188

March 31, 2008
(In millions)

Reinsurance receivables	$2,209	$1,852	$2,147	$2,341	$—	$8,549

Insurance receivables	$1,661	$564	$16	$9	$—	$2,250

Insurance reserves:
Claim and claim adjustment expenses	$11,987	$8,602	$3,006	$4,907	$—	$28,502
Unearned premiums	1,460	1,948	168	5	(3)	3,578
Future policy benefits	—	—	7,209	—	—	7,209
Policyholders’ funds	27	6	826	—	—	859

Deferred acquisition costs	$308	$369	$481	$—	$—	$1,158

				Corporate
	Standard	Specialty	Life & Group	& Other
	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Three months ended
March 31, 2007
(In millions)

Revenues:
Net earned premiums	$863	$845	$156	$—	$(1)	$1,863
Net investment income	220	149	161	78	—	608
Other revenues	11	42	12	2	—	67

Total operating revenues	1,094	1,036	329	80	(1)	2,538

Claims, benefits and expenses:
Net incurred claims and benefits	593	543	273	34	—	1,443
Policyholders’ dividends	3	3	(1)	—	—	5
Amortization of deferred acquisition costs	194	182	5	—	—	381
Other insurance related expenses	65	41	51	4	(1)	160
Other expenses	10	42	9	31	—	92

Total claims, benefits and expenses	865	811	337	69	(1)	2,081

Operating income (loss) from continuing operations before income tax and minority interest	229	225	(8)	11	—	457
Income tax (expense) benefit on operating income (loss)	(75)	(73)	10	(2)	—	(140)
Minority interest	—	(10)	—	—	—	(10)

Net operating income from continuing operations	154	142	2	9	—	307
Realized investment gains (losses), net of participating policyholders’ and minority interests	(24)	(14)	1	16	—	(21)
Income tax (expense) benefit on realized investment gains (losses)	9	5	—	(6)	—	8

Income from continuing operations	$139	$133	$3	$19	$—	$294

December 31, 2007
(In millions)

Reinsurance receivables	$2,269	$1,819	$2,201	$2,400	$—	$8,689

Insurance receivables	$1,664	$605	$26	$(11)	$—	$2,284

Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,403	$3,027	$5,110	$—	$28,588
Unearned premiums	1,483	1,948	162	5	—	3,598
Future policy benefits	—	—	7,106	—	—	7,106
Policyholders’ funds	26	1	903	—	—	930

Deferred acquisition costs	$311	$365	$485	$—	$—	$1,161

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.

Revenues by Line of Business

Three months ended March 31	2008	2007
(In millions)

Standard Lines
Business Insurance	$155	$163
Commercial Insurance	790	907

Standard Lines revenues	945	1,070

Specialty Lines

U.S. Specialty Lines	647	662
Surety	115	110
Warranty	73	71
CNA Global	214	179

Specialty Lines revenues	1,049	1,022

Life & Group Non-Core
Life & Annuity	(21)	81
Health	238	233
Other	20	16

Life & Group Non-Core revenues	237	330

Corporate & Other Non-Core
CNA Re	17	47
Other	35	49

Corporate & Other Non-Core revenues	52	96

Eliminations	(1)	(1)

Total revenues	$2,282	$2,517

Note M. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of March 31, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.
Results of the discontinued operations were as follows.

Discontinued Operations

Three months ended March 31	2008	2007
(In millions)

Revenues:
Net investment income	$2	$5
Realized investment gains (losses) and other	1	(1)

Total revenues	3	4
Insurance related expenses	4	1

Income (loss) before income taxes	(1)	3
Income tax expense	—	1

Income (loss) from discontinued operations, net of tax	$(1)	$2

Net assets of discontinued operations, included in Other assets on the Condensed Consolidated Balance Sheets, were as follows.

Discontinued Operations
(In millions)	March 31, 2008	December 31, 2007

Assets:
Investments	$188	$185
Reinsurance receivables	1	1
Cash	9	7
Other assets	1	4

Total assets	199	197

Liabilities:
Insurance reserves	171	172
Other liabilities	6	2

Total liabilities	177	174

Net assets of discontinued operations	$22	$23

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At March 31, 2008 and December 31, 2007, the insurance reserves are net of discount of $71 million and $73 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

CNA FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2006 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States of America.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2007, as amended by Form 10-K/A which amended Part 1, Item 1 of Form 10-K (Form 10-K).
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

Three months ended March 31	2008	2007
(In millions, except per share data)

Revenues
Net earned premiums	$1,813	$1,863
Net investment income	434	608
Other revenues	86	67

Total operating revenues	2,333	2,538

Claims, Benefits and Expenses
Net incurred claims and benefits	1,376	1,443
Policyholders’ dividends	13	5
Amortization of deferred acquisition costs	368	381
Other insurance related expenses	161	160
Other expenses	100	92

Total claims, benefits and expenses	2,018	2,081

Operating income from continuing operations before income tax and minority interest	315	457
Income tax expense on operating income	(82)	(140)
Minority interest	(12)	(10)

Net operating income from continuing operations	221	307

Realized investment losses, net of participating policyholders’ and minority interests	(51)	(21)
Income tax benefit on realized investment losses	18	8

Income from continuing operations	188	294

Income (loss) from discontinued operations, net of income tax expense of $0 and $1	(1)	2

Net Income	$187	$296

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.70	$1.08
Income (loss) from discontinued operations	(0.01)	0.01

Basic and diluted earnings per share available to common stockholders	$0.69	$1.09

Weighted average outstanding common stock and common stock equivalents

Basic	270.7	271.3

Diluted	270.8	271.6

Net income decreased $109 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily due to decreased net operating income and higher net realized investment losses.
Net operating income from continuing operations for the three months ended March 31, 2008 decreased $86 million as compared with the same period in 2007. This overall decrease was primarily due to lower net investment income, with additional impacts from decreased current accident year underwriting results in our core Property & Casualty Operations and increased catastrophe losses. Net investment income included a decline in the trading portfolio results of $80 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations included under Item 1. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Favorable net prior year development of $24 million was recorded for the three months ended March 31, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $13 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of favorable premium development. Favorable net prior year development of $14 million was recorded for the three months ended March 31, 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $20 million of unfavorable claim and allocated claim adjustment expense reserve development and $34 million of favorable premium development.
Net earned premiums decreased $50 million for the three months ended March 31, 2008 as compared with the same period in 2007, including an $80 million decrease related to Standard Lines and a $28 million increase related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations decreased $3 million for the three months ended March 31, 2008 as compared to the same period in 2007, primarily driven by foreign exchange losses. Results in 2007 were impacted by favorable net prior year development.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for further information.

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
STANDARD LINES
The following table details the results of operations for Standard Lines.

Results of Operations

Three months ended March 31	2008	2007
(In millions)

Net written premiums	$771	$867
Net earned premiums	783	863
Net investment income	164	220
Net operating income	95	154
Net realized investment losses, after-tax	(11)	(15)
Net income	84	139

Ratios
Loss and loss adjustment expense	73.7%	68.7%
Expense	30.2	30.0
Dividend	0.5	0.4

Combined	104.4%	99.1%

Net written premiums for Standard Lines decreased $96 million for the three months ended March 31, 2008 as compared with the same period in 2007, primarily due to decreased production. The decreased production reflects our disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $80 million for the three months ended March 31, 2008 as compared with the same period in 2007, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 5% for the three months ended March 31, 2008, as compared to decreases of 3% for the three months ended March 31, 2007 for the contracts that renewed during those periods. Retention rates of 79% and 77% were achieved for those contracts that were available for renewal in each period.
Net income decreased $55 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income.
Net operating income decreased $59 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, decreased current accident year underwriting results and higher catastrophe losses. These decreases were partially offset by increased favorable net prior year development. The catastrophe losses were $34 million after-tax in the first quarter of 2008, as compared to $20 million after-tax in the first quarter of 2007.
The combined ratio increased 5.3 points for the three months ended March 31, 2008 as compared with the same period in 2007. The loss ratio increased 5.0 points primarily due to higher current accident year loss ratios related to the decline in rates and increased catastrophe losses. Partially offsetting these unfavorable impacts was increased favorable net prior year loss development as discussed below.
Favorable net prior year development of $26 million was recorded for the three months ended March 31, 2008, including $35 million of favorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development. Favorable net prior year development of $13 million, including $13 million of unfavorable claim and allocated claim adjustment expense reserve development and $26 million of favorable premium development, was recorded for the three months ended March 31, 2007. Further information on Standard Lines net prior year development for the three months ended March 31, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2008 and December 31, 2007 for Standard Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	March 31, 2008	December 31, 2007
(In millions)

Gross Case Reserves	$6,075	$5,988
Gross IBNR Reserves	5,912	6,060

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,987	$12,048

Net Case Reserves	$4,844	$4,750
Net IBNR Reserves	5,036	5,170

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,880	$9,920

SPECIALTY LINES
The following table details the results of operations for Specialty Lines.

Results of Operations
Three months ended March 31	2008	2007
(In millions)

Net written premiums	$848	$864
Net earned premiums	873	845
Net investment income	132	149
Net operating income	124	142
Net realized investment losses, after-tax	(5)	(9)
Net income	119	133

Ratios
Loss and loss adjustment expense	64.8%	64.2%
Expense	26.8	26.5
Dividend	0.8	0.3

Combined	92.4%	91.0%

Net written premiums for Specialty Lines decreased $16 million for the three months ended March 31, 2008 as compared to the same period in 2007. Premiums written were unfavorably impacted by decreased production as compared with the same period in 2007. The decreased production reflects our disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our current diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $28 million for the three months ended March 31, 2008 as compared to the same period in 2007, which reflects the decreased use of reinsurance as mentioned above.
Specialty Lines averaged rate decreases of 4% for the three months ended March 31, 2008 as compared to decreases of 2% for the three months ended March 31, 2007 for the contracts that renewed during those periods. Retention rates of 84% were achieved for those contracts that were available for renewal in each period.
Net income decreased $14 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income.
Net operating income decreased $18 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income and the unfavorable impact of foreign currency rate movements. These decreases were partially offset by favorable experience and a change in estimate related to dealer profit commissions of $10 million, which resulted from an annual review of our warranty line of business. Revenue and expenses related to these underlying warranty product offerings are included within Other revenues and Other operating expenses on the Condensed Consolidated Statements of Operations included under Item 1.
The combined ratio increased 1.4 points for the three months ended March 31, 2008 as compared with the same period in 2007. The loss ratio increased 0.6 points, primarily due to higher current accident year losses related to the decline in rates.
Favorable net prior year development of $2 million, including $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded for the three months ended March 31, 2008. Favorable net prior year development of $3 million, including $7 million of unfavorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development, was recorded for the three months ended March 31, 2007.

The following table summarizes the gross and net carried reserves as of March 31, 2008 and December 31, 2007 for Specialty Lines.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	March 31, 2008	December 31, 2007
(In millions)

Gross Case Reserves	$2,688	$2,585
Gross IBNR Reserves	5,914	5,818

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,602	$8,403

Net Case Reserves	$2,199	$2,090
Net IBNR Reserves	4,608	4,527

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,807	$6,617

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.

Results of Operations
Three months ended March 31	2008	2007
(In millions)

Net earned premiums	$157	$156
Net investment income	84	161
Net operating income (loss)	(3)	2
Net realized investment gains (losses), after tax	(11)	1
Net income (loss)	(14)	3
Net earned premiums for Life & Group Non-Core increased $1 million for the three months ended March 31, 2008 as compared with the same period in 2007. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased $17 million for the three months ended March 31, 2008 as compared with the same period in 2007. The decrease was primarily due to net realized investment losses and a decline in net investment income. Net investment income included a decline of trading portfolio results of $79 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations included under Item 1. The trading portfolio supports the indexed group annuity portion of our pension deposit business, which experienced a decline in net results of $9 million for the three months ended March 31, 2008 as compared with the same period in 2007. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
During the first quarter of 2008, we decided to exit the indexed group annuity portion of our pension deposit business. This business had net results of $(5) million and $4 million during the three months ended March 31, 2008 and 2007. The related assets were $648 million and related liabilities were $624 million at March 31, 2008. We expect these liabilities to be settled with the policyholders during the remainder of 2008 through the supporting assets with no material impact to results of operations.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.

Results of Operations
Three months ended March 31	2008	2007
(In millions)

Net investment income	$54	$78
Revenues	51	95
Net operating income	5	9
Net realized investment gains (losses), after-tax	(6)	10
Net income (loss)	(1)	19
Revenues decreased $44 million for the three months ended March 31, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income and decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $20 million for the three months ended March 31, 2008 as compared with the same period in 2007. The decrease in net results was primarily due to decreased revenues as discussed above. The 2007 results included current accident year losses related to certain mass torts.
Unfavorable net prior year development of $4 million was recorded for the three months ended March 31, 2008, including $5 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development. Unfavorable premium development of $2 million was recorded for the three months ended March 31, 2007. There was no claim and allocated claim adjustment expense reserve development recorded for the three months ended March 31, 2007.
The following table summarizes the gross and net carried reserves as of March 31, 2008 and December 31, 2007 for Corporate & Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
	March 31, 2008	December 31, 2007
(In millions)

Gross Case Reserves	$2,046	$2,159
Gross IBNR Reserves	2,861	2,951

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,907	$5,110

Net Case Reserves	$1,250	$1,328
Net IBNR Reserves	1,742	1,787

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,992	$3,115

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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 81% of our total active asbestos accounts are classified as small accounts at March 31, 2008 and December 31, 2007.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending asbestos accounts and associated reserves at March 31, 2008 and December 31, 2007.
Pending Asbestos Accounts and Associated Reserves

March 31, 2008
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured settlements	13	$8	$145	11%
Wellington	3	—	12	1
Coverage in place	37	12	93	7

Total with settlement agreements	53	20	250	19

Other policyholders with active accounts
Large asbestos accounts	232	22	211	17
Small asbestos accounts	960	5	88	7

Total other policyholders	1,192	27	299	24

Assumed reinsurance and pools	—	2	131	10
Unassigned IBNR	—	—	595	47

Total	1,245	$49	$1,275	100%

Pending Asbestos Accounts and Associated Reserves

December 31, 2007
		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured settlements	14	$29	$151	11%
Wellington	3	1	12	1
Coverage in place	34	38	100	8

Total with settlement agreements	51	68	263	20

Other policyholders with active accounts
Large asbestos accounts	233	45	237	18
Small asbestos accounts	1,005	15	93	7

Total other policyholders	1,238	60	330	25

Assumed reinsurance and pools	—	8	133	10
Unassigned IBNR	—	—	596	45

Total	1,289	$136	$1,322	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 72% and 73% of our total active pollution accounts are classified as small accounts as of March 31, 2008 and December 31, 2007.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending environmental pollution accounts and associated reserves at March 31, 2008 and December 31, 2007.
Pending Environmental Pollution Accounts and Associated Reserves

March 31, 2008
			Net
	Number of	Net Paid Losses in 2008	Environmental Pollution Reserves	Percent of Environmental Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with settlement agreements
Structured settlements	9	$2	$6	3%
Coverage in place	18	—	15	7

Total with settlement agreements	27	2	21	10

Other policyholders with active accounts
Large pollution accounts	104	12	47	21
Small pollution accounts	267	4	38	17

Total other policyholders	371	16	85	38

Assumed reinsurance and pools	—	1	31	14
Unassigned IBNR	—	—	86	38

Total	398	$19	$223	100%

Pending Environmental Pollution Accounts and Associated Reserves

December 31, 2007

	Number of	Net Paid Losses in 2007	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with settlement agreements
Structured settlements	10	$9	$6	2%
Coverage in place	18	8	14	6

Total with settlement agreements	28	17	20	8

Other policyholders with active accounts
Large pollution accounts	112	17	53	22
Small pollution accounts	298	9	42	17

Total other policyholders	410	26	95	39

Assumed reinsurance and pools	—	1	31	13
Unassigned IBNR	—	—	96	40

Total	438	$44	$242	100%

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2008	2007
(In millions)

Fixed maturity securities	$518	$496
Short term investments	39	50
Limited partnerships	(39)	52
Equity securities	5	5
Income (loss) from trading portfolio (a)	(77)	3
Other	6	10

Gross investment income	452	616
Investment expense	(18)	(8)

Net investment income	$434	$608

(a) The change in net unrealized gains (losses) on trading securities included in net investment income was $(13) million and $2 million for the three months ended March 31, 2008 and 2007.
Net investment results decreased by $174 million for the three months ended March 31, 2008 compared with the same period in 2007. The decrease was primarily driven by decreased results from limited partnerships and the trading portfolio. The decreased results from the trading portfolio were largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.
The bond segment of the investment portfolio yielded 5.9% and 5.8% for the three months ended March 31, 2008 and 2007.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Three months ended March 31	2008	2007
(In millions)

Fixed maturity securities:
U.S. Government bonds	$32	$2
Corporate and other taxable bonds	(31)	25
Tax-exempt bonds	40	(11)
Asset-backed bonds	(39)	(33)
Redeemable preferred stock	(4)	—

Total fixed maturity securities	(2)	(17)
Equity securities	(15)	3
Derivative securities	(44)	(8)
Short term investments	2	—
Other	8	1

Realized investment losses, net of participating policyholders’ and minority interests	(51)	(21)

Income tax benefit	18	8

Net realized investment losses, net of participating policyholders’ and minority interests	$(33)	$(13)

Net realized investment losses increased by $20 million for the three months ended March 31, 2008 compared with the same period in 2007. The increase in net realized investment losses was primarily driven by a decrease in net realized results for derivative and equity securities, partially offset by an increase in net realized results for fixed maturity securities.
For the three months ended March 31, 2008, other-than-temporary impairment (OTTI) losses of $56 million were recorded primarily within the asset-backed bonds sector. The OTTI losses related to securities for which we did not assert an intent to hold until an anticipated recovery in value. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, our intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. Our decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments included significant credit spread widening in fixed income sectors and market disruptions surrounding sub-prime residential mortgage concerns. In some instances, an OTTI loss was recorded because, in our judgment, recovery to cost is not likely. For the three months ended March 31, 2008, 22% of the OTTI losses were taken on common stock and 30% were taken on below investment grade securities.
For the three months ended March 31, 2007, OTTI losses of $57 million were recorded primarily within the asset-backed bonds and corporate and other taxable bonds sectors. The majority of the OTTI losses recorded for the three months ended March 31, 2007 were due to our lack of intent to hold until an anticipated recovery of cost or maturity.
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

Effective Durations
	March 31, 2008		December 31, 2007
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$8,927	10.6	$9,211	10.7

Other interest sensitive investments	28,267	3.3	29,406	3.3

Total	$37,194	5.0	$38,617	5.1

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Form 10-K.
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing Standard & Poor’s (S&P) 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $34 million as of March 31, 2008. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of March 31, 2008, we provided $67 million of cash as collateral for over-the-counter derivative instruments.
We classify our fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income. As of January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement. See Notes B and F of the Condensed Consolidated Financial Statements included under Item 1 for further information.

The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities.
Realized Investment Gains (Losses)

Three months ended March 31	2008	2007
(In millions)

Net realized investment gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$117	$98
Gross realized losses	(119)	(115)

Net realized investment losses on fixed maturity securities	(2)	(17)

Equity securities:
Gross realized gains	4	7
Gross realized losses	(19)	(4)

Net realized investment gains (losses) on equity securities	(15)	3

Net realized investment losses on fixed maturity and equity securities	$(17)	$(14)

The following table provides details of the largest realized investment losses from sales of securities aggregated by issuer including the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.
Largest Realized Investment Losses from Securities Sold at a Loss

Three months ended March 31, 2008	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

A provider of wireless and wire line communication services. Securities were sold to reduce exposure because the company announced a significant shortfall in operating results, causing significant credit deterioration which resulted in a rating downgrade.	$38	$16	7-12

A provider of electronic communications solutions. Company announced a decision to explore the sale of a struggling and major product unit creating uncertainty with respect to asset value relative to total debt. Securities were sold to reduce exposure.	61	7	7-12

Total	$99	$23

(a) Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.

Carrying Value of General Account Investments
	March 31,		December 31,
	2008	%	2007	%
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,468	4%	$687	2%
Asset-backed securities	10,332	25	11,409	27
States, municipalities and political subdivisions — tax-exempt securities	6,957	17	7,675	18
Corporate bonds	8,624	21	8,952	22
Other debt securities	3,934	10	4,299	10
Redeemable preferred stock	1,025	3	1,058	3

Total fixed maturity securities available-for-sale	32,340	80	34,080	82

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	5	—	5	—
Asset-backed securities	24	—	31	—
Corporate bonds	110	—	123	—
Other debt securities	17	—	18	—

Total fixed maturity securities trading	156	—	177	—

Equity securities available-for-sale:
Common stock	432	1	452	1
Preferred stock	42	—	116	—

Total equity securities available-for-sale	474	1	568	1

Short term investments available-for-sale	5,209	13	4,497	11
Short term investments trading	138	—	180	1
Limited partnerships	2,245	6	2,214	5
Other investments	9	—	46	—

Total general account investments	$40,571	100%	$41,762	100%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.
Investments in the general account had a net unrealized loss of $1,272 million at March 31, 2008 compared with a net unrealized gain of $74 million at December 31, 2007. The unrealized position at March 31, 2008 was comprised of a net unrealized loss of $1,460 million for fixed maturity securities, a net unrealized gain of $187 million for equity securities and a net unrealized gain of $1 million for short term investments. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturity securities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term investments. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at March 31, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

Maturity Profile
	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	6%	3%
Due after one year through five years	34	30
Due after five years through ten years	19	25
Due after ten years	41	42

Total	100%	100%

Our non-investment grade fixed maturity securities available-for-sale at March 31, 2008 that were in a gross unrealized loss position had a fair value of $2,531 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of March 31, 2008 and December 31, 2007.
Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
March 31, 2008	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
0-6 months	$1,688	$63	$65	$25	$6	$159
7-12 months	814	27	66	11	65	169
13-24 months	27	—	3	—	4	7
Greater than 24 months	2	—	—	—	—	—

Total non-investment grade	$2,531	$90	$134	$36	$75	$335

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
	Estimated					Unrealized
December 31, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
0-6 months	$1,549	$57	$16	$3	$—	$76
7-12 months	125	7	1	—	—	8
13-24 months	26	1	1	1	1	4
Greater than 24 months	8	—	2	—	—	2

Total non-investment grade	$1,708	$65	$20	$4	$1	$90

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at March 31, 2008 or December 31, 2007. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of March 31, 2008 that were in a gross unrealized loss position had a fair value of $72 million and gross unrealized losses of $5 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the cost of our investment through an anticipated recovery in the fair value of such securities.
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
The general account portfolio consists primarily of high quality bonds, 89% of which were rated as investment grade (rated BBB- or higher) at March 31, 2008 and December 31, 2007. The following table summarizes the ratings of our general account bond portfolio at carrying value.

General Account Bond Ratings
	March 31,		December 31,
	2008	%	2007	%
(In millions)

U.S. Government and affiliated agency securities	$1,596	5%	$816	3%
Other AAA rated	13,864	44	16,728	50
AA and A rated	6,787	22	6,326	19
BBB rated	5,745	18	5,713	17
Non-investment grade	3,479	11	3,616	11

Total	$31,471	100%	$33,199	100%

At March 31, 2008 and December 31, 2007, approximately 97% and 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or internally.
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
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2008 was $318 million, which represents 0.8% of our total investment portfolio. These securities were in a net unrealized gain position of $171 million at March 31, 2008.

Asset-Backed and Sub-prime Mortgage Exposure

Asset-Backed Distribution
	Security Type
						Percent	Percent
						of Total	of Total
March 31, 2008	MBS	CMO	ABS	CDO	Total	Security Type	Investments
(In millions)

U.S. Government Agencies	$1,022	$1,229	$—	$—	$2,251	22%	6%
AAA	—	4,773	2,235	9	7,017	67	17
AA	—	24	254	51	329	3	1
A	—	23	157	126	306	3	1
BBB	—	8	381	12	401	4	1
Non-investment grade and equity tranches	—	2	39	11	52	1	—

Total Fair Value	$1,022	$6,059	$3,066	$209	$10,356	100%	26%

Total Amortized Cost	$1,018	$6,372	$3,336	$413	$11,139

Percent of total fair value by security type	10%	58%	30%	2%	100%

Sub-prime (included above)
Fair Value	$—	$5	$1,485	$18	$1,508	15%	4%
Amortized Cost	$—	$5	$1,634	$37	$1,676	15%	4%

Alt-A (included above)
Fair Value	$—	$1,213	$1	$32	$1,246	12%	3%
Amortized Cost	$—	$1,299	$1	$35	$1,335	12%	3%
Included in our fixed maturity securities at March 31, 2008 were $10,356 million of asset-backed securities, at fair value, which represents 26% of total invested assets. Of the total asset-backed securities, 89% were U.S. Government Agency issued or AAA rated. The majority of our asset-backed securities are actively traded in liquid markets. Of the total invested assets, $1,508 million or 4% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 3% have exposure to Alternative A (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 98% were rated investment grade, while over 99% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $33 million through limited partnerships and credit default swaps.
All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $34 million after-tax for the three months ended March 31, 2008. Included in this OTTI loss was $29 million after-tax related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime and Alt-A exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses.

Short Term Investments
The carrying value of the components of the general account short term investment portfolio is presented in the following table.

	March 31,	December 31,
	2008	2007
(In millions)

Short term investments available-for-sale:
Commercial paper	$2,294	$3,040
U.S. Treasury securities	536	577
Money market funds	194	72
Other, including collateral held related to securities lending	2,185	808

Total short term investments available-for-sale	5,209	4,497

Short term investments trading:
Commercial paper	18	35
Money market funds	114	139
Other	6	6

Total short term investments trading	138	180

Total short term investments	$5,347	$4,677

The fair value of collateral held related to securities lending, included in other short term investments, was $878 million and $53 million at March 31, 2008 and December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the three months ended March 31, 2008, net cash provided by operating activities was $303 million as compared with $217 million for the same period in 2007. Cash provided by operating activities was favorably impacted by decreased loss, tax and expense payments, partially offset by decreased premium collections.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2008, net cash provided by investing activities was $11 million as compared with $201 million used by investing activity for the same period in 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.

For the three months ended March 31, 2008, net cash used by financing activities was $273 million as compared with $26 million for the same period in 2007. In January 2008, we repaid our $150 million 6.45% senior note. We also purchased outstanding shares of our common stock as discussed below.
We believe that our present cash flows from operations, investing activities and financing activities, including cash dividends from CNAF subsidiaries, are sufficient to fund our working capital and debt obligation needs.
We have an effective shelf registration statement under which we may issue debt or equity securities.
Dividends
On March 20, 2008, we paid a quarterly dividend of $0.15 per share, to shareholders of record on February 25, 2008. On April 23, 2008, our Board of Directors declared a quarterly dividend of $0.15 per share, payable May 21, 2008 to shareholders of record on May 7, 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Share Repurchases
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. For the three months ended March 31, 2008, we repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. Share repurchases may continue. No shares of common stock were purchased during 2007.
Accounting Pronouncements
Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and requires enhanced disclosures regarding the use of derivative instruments, how they are accounted for and how they affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the disclosure requirements of SFAS 161.

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

•
changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities (sub-prime), including claims under directors and officers and errors and omissions coverages in connection with market disruptions recently experienced in relation to the sub-prime crisis in the U.S. economy;

•	the effects of corporate bankruptcies and accounting errors on capital markets, and on the markets for directors and officers and errors and omissions coverages;

•	changes in foreign or domestic political, social and economic conditions;

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

•
the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates and the Reserves — Estimates and Uncertainties sections of our Annual Report on Form 10-K;

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

CNA FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk components for the three months ended March 31, 2008. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, as amended by Form 10-K/A which amended Part 1, Item 1 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of March 31, 2008, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2 (c). Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities			Total Number of	Maximum Number of
		Average Price Paid	Shares Purchased as	Shares that May Yet
		per Share	Part of Publicly	Be Purchased Under
	Total Number of	(Including	Announced Plans or	the Plans or
Period	Shares Purchased(a)	Commission)	Programs	Programs
January 1, 2008 — January 31, 2008	—	$—	—	—
February 1, 2008 — February 29, 2008	1,224,145	27.33	—	—
March 1, 2008 — March 31, 2008	1,425,476	25.84	—	—

Total	2,649,621	$26.53	—	—
(a) The total number of shares purchased represents open-market transactions not pursuant to publicly announced plans or programs.
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Form of Award Letter to Executive Officers for the Long-Term Incentive Cash Plan for the 2005-2007 Long-Term Incentive Cash Plan Cycle	10.1

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan for the 2008-2010 Long-Term Incentive Cash Plan Cycle	10.2

Employment Agreement, dated April 11, 2008, between Continental Casualty Company and Larry A. Haefner	10.3

Fourth Amendment to the CNA Supplemental Executive Retirement Plan, dated December 31, 2007	10.4

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Reinsurance Corporation International Limited	10.5

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and North Rock Insurance Company Limited	10.6

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and CNA National Warranty Corporation	10.7

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA FINANCIAL CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: April 25, 2008	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer