Form 10-Q
period 2008-06-30
CNA FINANCIAL CORP
filed 2008-07-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2008
Common Stock, Par value$2.50	269,019,408

CNA Financial Corporation
Index

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Period ended June 30	Three months		Six months
(In millions, except per share data)	2008	2007	2008	2007
Revenues
Net earned premiums	$1,774	$1,872	$3,587	$3,735
Net investment income	576	671	1,010	1,279
Realized investment losses, net of participating policyholders’ and minority interests	(111)	(139)	(162)	(160)
Other revenues	82	65	168	132

Total revenues	2,321	2,469	4,603	4,986

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,472	1,473	2,861	2,921
Amortization of deferred acquisition costs	360	372	728	753
Other operating expenses	203	260	430	478
Interest	33	35	67	69

Total claims, benefits and expenses	2,068	2,140	4,086	4,221

Income before income tax and minority interest	253	329	517	765
Income tax expense	(62)	(91)	(126)	(223)
Minority interest	(12)	(11)	(24)	(21)

Income from continuing operations	179	227	367	521
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $2, $0 and $1	2	(10)	1	(8)

Net income	$181	$217	$368	$513

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.66	$0.84	$1.36	$1.92
Income (loss) from discontinued operations	0.01	(0.04)	—	(0.03)

Basic and diluted earnings per share available to common stockholders	$0.67	$0.80	$1.36	$1.89

Weighted average outstanding common stock and common stock equivalents

Basic	269.0	271.6	269.9	271.5

Diluted	269.1	271.9	270.0	271.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share data)	2008	2007
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $31,991 and $34,388)	$30,560	$34,257
Equity securities at fair value (cost of $1,504 and $366)	1,419	568
Limited partnership investments	2,321	2,214
Other invested assets	9	73
Short term investments	5,064	4,677

Total investments	39,373	41,789
Cash	78	94
Reinsurance receivables (less allowance for uncollectible receivables of $445 and $461)	7,797	8,228
Insurance receivables (less allowance for doubtful accounts of $282 and $312)	2,002	1,972
Accrued investment income	324	330
Receivables for securities sold and collateral	767	142
Deferred acquisition costs	1,167	1,161
Prepaid reinsurance premiums	290	270
Deferred income taxes	1,805	1,198
Property and equipment at cost (less accumulated depreciation of $617 and $596)	402	378
Goodwill and other intangible assets	142	142
Other assets	583	579
Separate account business	451	476

Total assets	$55,181	$56,759

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$28,202	$28,588
Unearned premiums	3,645	3,598
Future policy benefits	7,325	7,106
Policyholders’ funds	582	930
Collateral on loaned securities and derivatives	—	63
Payables for securities purchased	489	353
Participating policyholders’ funds	34	45
Short term debt	200	350
Long term debt	1,807	1,807
Federal income taxes payable (includes $30 and $5 due to Loews Corporation)	24	2
Reinsurance balances payable	373	401
Other liabilities	2,305	2,505
Separate account business	451	476

Total liabilities	45,437	46,224

Commitments and contingencies (Notes D, G, H, and J)
Minority interest	398	385

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,017,057 and 271,662,278 shares outstanding)	683	683
Additional paid-in capital	2,171	2,169
Retained earnings	7,572	7,285
Accumulated other comprehensive income (loss)	(921)	103
Treasury stock (4,023,186 and 1,377,965 shares), at cost	(109)	(39)

	9,396	10,201
Notes receivable for the issuance of common stock	(50)	(51)

Total stockholders’ equity	9,346	10,150

Total liabilities and stockholders’ equity	$55,181	$56,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30	2008	2007
(In millions)
Cash Flows from Operating Activities:
Net income	$368	$513
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(1)	8
Loss on disposal of property and equipment	—	3
Minority interest	24	21
Deferred income tax (benefit) provision	(44)	7
Trading securities activity	351	(44)
Realized investment losses, net of participating policyholders’ and minority interests	162	160
Undistributed losses (earnings) of equity method investees	36	(81)
Net amortization of bond (discount) premium	(137)	(132)
Depreciation	36	28
Changes in:
Receivables, net	401	444
Accrued investment income	6	(13)
Deferred acquisition costs	(6)	(7)
Prepaid reinsurance premiums	(20)	(22)
Federal income taxes recoverable/payable	22	(61)
Insurance reserves	(148)	(86)
Reinsurance balances payable	(28)	(11)
Other assets	(23)	21
Other liabilities	(190)	(135)
Other, net	1	(47)

Total adjustments	442	53

Net cash flows provided by operating activities-continuing operations	$810	$566

Net cash flows provided (used) by operating activities-discontinued operations	$2	$(25)

Net cash flows provided by operating activities-total	$812	$541

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(28,260)	$(33,938)
Proceeds from fixed maturity securities:
Sales	26,260	31,598
Maturities, calls and redemptions	2,464	2,836
Purchases of equity securities	(133)	(97)
Proceeds from sales of equity securities	132	109
Change in short term investments	(430)	(1,215)
Change in collateral on loaned securities and derivatives	(63)	248
Change in other investments	(153)	(89)
Purchases of property and equipment	(64)	(87)
Other, net	1	56

Net cash flows used by investing activities-continuing operations	$(246)	$(579)

Net cash flows provided by investing activities-discontinued operations	$15	$50

Net cash flows used by investing activities-total	$(231)	$(529)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Six months ended June 30	2008	2007
(In millions)
Cash Flows from Financing Activities:
Dividends paid to stockholders	(81)	(27)
Principal payments on debt	(150)	—
Return of investment contract account balances	(299)	(57)
Receipts of investment contract account balances	2	1
Stock options exercised	1	17
Purchase of treasury stock	(70)	—
Other, net	3	12

Net cash flows used by financing activities-continuing operations	$(594)	$(54)

Net cash flows provided by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(594)	$(54)

Effect of foreign exchange rate changes on cash-continuing operations	(1)	—

Net change in cash	(14)	(42)
Net cash transactions from continuing operations to discontinued operations	15	63
Net cash transactions from discontinued operations to continuing operations	(15)	(63)

Cash, beginning of year	101	124

Cash, end of period	$87	$82

Cash-continuing operations	$78	$80
Cash-discontinued operations	9	2

Cash-total	$87	$82

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six months ended June 30	2008	2007
(In millions)
Common Stock
Balance, beginning and end of period	$683	$683

Additional Paid-in Capital
Balance, beginning of period	2,169	2,166
Stock-based compensation	2	1

Balance, end of period	2,171	2,167

Retained Earnings
Balance, beginning of period	7,285	6,486
Adjustment to initially apply FASB Staff Position Technical Bulletin No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, net of tax	—	38
Adjustment to initially apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109	—	5

Adjusted balance, beginning of period	7,285	6,529
Dividends paid to stockholders	(81)	(27)
Net income	368	513

Balance, end of period	7,572	7,015

Accumulated Other Comprehensive Income
Balance, beginning of period	103	549
Other comprehensive loss	(1,024)	(314)

Balance, end of period	(921)	235

Treasury Stock
Balance, beginning of period	(39)	(58)
Purchase of treasury stock	(70)	—
Stock options exercised and other	—	19

Balance, end of period	(109)	(39)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(51)	(58)
Decrease in notes receivable for the issuance of common stock	1	8

Balance, end of period	(50)	(50)

Total Stockholders’ Equity	$9,346	$10,011

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2008.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2007, as amended by Form 10-K/A, which amended Part I, Item 1 of Form 10-K (Form 10-K). The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
Financial Accounting Standards Board (FASB) Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation (FIN) No. 39
(FIN 39-1)
In April 2007, the FASB issued FIN 39-1, which amends FIN 39, Offsetting of Amounts Related to Certain Contracts (FIN 39), by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. Additionally, FIN 39-1 requires that a reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.
The Company adopted FIN 39-1 in 2008, by electing to not offset cash collateral amounts recognized for derivative instruments under the same master netting arrangements and as a result will no longer offset fair value amounts recognized for derivative instruments. The Company presented the effect of adopting FIN 39-1 as a change in accounting principle through retrospective application. The effect on the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 was an increase of $5 million and $27 million in Other invested assets and Other liabilities. The Company’s adoption of FIN 39-1 had no impact on the Company’s financial condition or results of operations as of or for the six months ended June 30, 2008.

Note C. Earnings Per Share
Earnings per share available to common stockholders is based on weighted average outstanding shares. Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Approximately 1 million shares, for the three and six months ended June 30, 2008, and approximately 300 thousand shares, for the three and six months ended June 30, 2007, attributable to exercises under stock-based employee compensation plans, were excluded from the calculation of diluted earnings per share because they were antidilutive.
The computation of earnings per share is as follows.
Earnings Per Share

Period ended June 30	Three Months		Six Months
(In millions, except per share amounts)	2008	2007	2008	2007
Income from continuing operations available to common stockholders	$179	$227	$367	$521

Weighted average outstanding common stock and common stock equivalents	269.0	271.6	269.9	271.5
Effect of dilutive securities, employee stock options and appreciation rights	0.1	0.3	0.1	0.3

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	269.1	271.9	270.0	271.8

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.66	$0.84	$1.36	$1.92

Dividends declared per common share	$0.15	$0.10	$0.30	$0.10

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities	$476	$526	$994	$1,022
Short term investments	26	39	65	89
Limited partnerships	46	71	7	123
Equity securities	39	6	44	11
Income (loss) from trading portfolio (a)	(4)	40	(81)	43
Other	5	12	11	22

Gross investment income	588	694	1,040	1,310
Investment expense	(12)	(23)	(30)	(31)

Net investment income	$576	$671	$1,010	$1,279

(a)	The change in net unrealized gains (losses) on trading securities included in net investment income was $(2) million and $(15) million for the three and six months ended June 30, 2008 and $1 million and $3 million for the three and six months ended June 30, 2007.
The components of realized investment results for available-for-sale securities are presented in the following table.
Realized Investment Gains (Losses)

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities:
U.S. Government bonds	$(46)	$(96)	$(14)	$(94)
Corporate and other taxable bonds	(8)	(50)	(39)	(25)
Tax-exempt bonds	10	(42)	50	(53)
Asset-backed bonds	(118)	(77)	(157)	(110)
Redeemable preferred stock	4	(1)	—	(1)

Total fixed maturity securities	(158)	(266)	(160)	(283)
Equity securities	(14)	11	(29)	14
Derivative securities	56	115	12	107
Short term investments	5	—	7	—
Other	—	1	8	2

Realized investment losses, net of participating policyholders’ and minority interests	$(111)	$(139)	$(162)	$(160)

For the three months ended June 30, 2008, other-than-temporary impairment (OTTI) losses of $170 million were recorded primarily in the asset-backed bonds sector. This compared to OTTI losses for the three months ended June 30, 2007 of $176 million recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. Realized investment losses for the six months ended June 30, 2008 included OTTI losses of $256 million, recorded primarily in the asset-backed bonds sector. This compared to OTTI losses for the six months ended June 30, 2007 of $263 million recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. The OTTI losses for 2008 were primarily driven by credit issue related OTTI losses. These OTTI losses were driven mainly by credit market conditions and the continued disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following tables provide a summary of fixed maturity and equity securities investments. In 2008, the Company re-evaluated its classification of preferred stocks between redeemable and non-redeemable and determined that certain securities that were previously classified as redeemable preferred stock have characteristics similar to equities. These securities are presented as preferred stock securities included in Equity securities beginning with the June 30, 2008 Condensed Consolidated Balance Sheet.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
June 30, 2008	Cost	Gains	12 Months	or Greater	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$597	$92	$1	$1	$687
Asset-backed securities	10,695	69	328	524	9,912
States, municipalities and political subdivisions — tax-exempt securities	7,153	46	255	111	6,833
Corporate bonds	9,690	170	389	144	9,327
Other debt securities	3,756	100	131	24	3,701
Redeemable preferred stock	49	1	1	—	49

Total fixed maturity securities available-for-sale	31,940	478	1,105	804	30,509

Total fixed maturity securities trading	51	—	—	—	51

Equity securities available-for-sale:
Common stock	247	210	9	1	447
Preferred stock	1,257	—	177	108	972

Total equity securities available-for-sale	1,504	210	186	109	1,419

Total	$33,495	$688	$1,291	$913	$31,979

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2007	Cost	Gains	12 Months	or Greater	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$594	$93	$—	$—	$687
Asset-backed securities	11,776	39	223	183	11,409
States, municipalities and political subdivisions — tax-exempt securities	7,615	144	82	2	7,675
Corporate bonds	8,867	246	149	12	8,952
Other debt securities	4,143	208	48	4	4,299
Redeemable preferred stock	1,216	2	160	—	1,058

Total fixed maturity securities available-for-sale	34,211	732	662	201	34,080

Total fixed maturity securities trading	177	—	—	—	177

Equity securities available-for-sale:
Common stock	246	207	1	—	452
Preferred stock	120	7	11	—	116

Total equity securities available-for-sale	366	214	12	—	568

Total	$34,754	$946	$674	$201	$34,825

The following table summarizes, for fixed income securities, preferred stocks and common stocks available-for-sale in an unrealized loss position at June 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	June 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed income securities:
Investment grade:
0-6 months	$11,981	$628	$4,771	$228
7-12 months	2,543	431	1,584	193
13-24 months	1,477	346	690	57
Greater than 24 months	2,057	244	3,869	138

Total investment grade	18,058	1,649	10,914	616

Non-investment grade:
0-6 months	1,012	70	1,527	73
7-12 months	1,262	149	125	8
13-24 months	147	36	26	4
Greater than 24 months	8	4	9	2

Total non-investment grade	2,429	259	1,687	87

Total fixed income securities	20,487	1,908	12,601	703

Redeemable and non-redeemable preferred stocks:
0-6 months	127	14	893	143
7-12 months	745	237	104	28
13-24 months	96	35	—	—
Greater than 24 months	—	—	—	—

Total preferred stocks	968	286	997	171

Common stocks:
0-6 months	33	9	34	1
7-12 months	13	1	1	—
13-24 months	—	—	—	—
Greater than 24 months	3	—	3	—

Total common stocks	49	10	38	1

Total	$21,504	$2,204	$13,636	$875

At June 30, 2008, the fair value of the general account fixed maturities was $30,560 million, representing 78% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $1,909 million in gross unrealized losses, consisting of asset-backed securities which represented 45%, corporate bonds which represented 28%, tax-exempt bonds which represented 19%, and all other fixed maturity securities which represented 8%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,095 securities which were, in aggregate, approximately 9% below amortized cost.
Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at June 30, 2008 or December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of June 30, 2008 is presented below.

Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.
The majority of the holdings in this category are collateralized mortgage obligations (CMOs) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 624 securities in a gross unrealized loss position aggregating $849 million. Of these securities in a gross unrealized loss position, 54% are rated AAA, 19% are rated AA, 23% are rated A and 4% are rated BBB or lower. The aggregate severity of the unrealized loss was approximately 10% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of June 30, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20, which have a gross unrealized loss of $214 million. The Company received $53 million of principal repayments on these securities consistent with the cash flow expectations. For the three and six months ended June 30, 2008, there were OTTI losses of $128 million and $179 million recorded on asset-backed securities, $118 million and $133 million of which related to specific EITF 99-20 securities for which the most recent evaluation did show an adverse change in cash flows.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 186 agency mortgage-backed pass-through securities and 3 agency CMOs in an unrealized loss position aggregating $3 million as of June 30, 2008. The cumulative unrealized losses on these securities was approximately 4% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2008.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 584 securities in a gross unrealized loss position aggregating $366 million with all of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are supported by the credit of the issuer. The aggregate severity of the unrealized losses was approximately 7% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2008. For the three and six months ended June 30, 2008, there were no OTTI losses recorded on municipal securities.

Corporate Bonds
The holdings in this category include 545 securities in a gross unrealized loss position aggregating $533 million. Of the unrealized losses in this category, 59% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 8% of amortized cost. Within corporate bonds, the industry sectors with the largest gross unrealized losses were financial, consumer cyclical, communications and industrial, which as a percentage of total gross unrealized losses were approximately 39%, 21%, 11% and 8% at June 30, 2008. The decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2008. For the three and six months ended June 30, 2008, there were OTTI losses of $22 million and $32 million recorded on corporate bonds.
Preferred Stock
The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 70% of the gross unrealized losses in this category come from securities issued by financial institutions, 27% from government agency issued securities and 3% from utilities. The holdings in this category include 48 securities in a gross unrealized loss position aggregating $286 million. Of these securities in a gross unrealized loss position, 27% are rated AA, 39% are rated A, 29% are rated BBB and 5% are rated lower than BBB. The Company believes the holdings in this category have been adversely impacted by changes in short term interest rates and significant credit spread widening brought on by a combination of factors in the capital markets. Many of the securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at June 30, 2008. For the three and six months ended June 30, 2008, there were OTTI losses of $3 million and $8 million recorded on preferred stock.
Investment Commitments
As of June 30, 2008, the Company had committed approximately $528 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2008, the Company had commitments to purchase $47 million and sell $2 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2008, the Company had obligations on unfunded bank loan participations in the amount of $17 million.

Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments held at June 30, 2008 and 2007 follows.
Recognized Gains (Losses)

	Three Months		Six Months
Period ended June 30	2008	2007	2008	2007
(In millions)
General account
Without hedge designation
Swaps	$26	$115	$4	$108
Futures sold, not yet purchased	32	—	11	—
Currency forwards	1	—	—	(1)
Commitments to purchase government and municipal securities (TBAs)	—	1	—	1
Equity warrants	(2)	—	(2)	—

Trading activities
Futures purchased	(6)	32	(78)	27
Futures sold, not yet purchased	1	1	1	1
Currency forwards	—	(1)	1	(1)

Total	$52	$148	$(63)	$135

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/
	Notional	Estimated Fair Value
June 30, 2008	Amount	Asset	(Liability)
(In millions)
General account
Without hedge designation
Swaps	$1,034	$5	$(72)
Futures sold, not yet purchased	231	1	—
Currency forwards	14	—	—
Equity warrants	4	—	—

Trading activities
Futures purchased	339	—	—
Futures sold, not yet purchased	2	—	—

Total general account	$1,624	$6	$(72)

Derivative Financial Instruments

	Contractual/
	Notional	Estimated Fair Value
December 31, 2007	Amount	Asset	(Liability)
(In millions)
General account
Without hedge designation
Swaps	$1,605	$62	$(62)
Equity warrants	4	2	—
Options embedded in convertible debt securities	3	—	—

Trading activities
Futures purchased	791	—	(4)
Futures sold, not yet purchased	135	—	—
Currency forwards	44	2	(1)

Total general account	$2,582	$66	$(67)

The Company does not offset its derivative positions against the fair value of the collateral provided or collateral received. The fair value of collateral provided, consisting primarily of cash, was $66 million and $64 million at June 30, 2008 and December 31, 2007. The fair value of collateral received, consisting primarily of cash, was $10 million at December 31, 2007. The Company held no collateral at June 30, 2008.
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
The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices are not available, the Company uses a number of methodologies, including discounted cash flow models, prices from recently executed transactions of similar securities, or broker/dealer quotes utilizing market observable information to the extent possible to establish fair value estimates. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company’s assumptions as to what market participants would use to value the securities. As further validation of the Company’s valuation process, the Company samples its past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
				Assets/(Liabilities)
June 30, 2008	Level 1	Level 2	Level 3	at fair value
(In millions)
Assets
Fixed maturity securities	$543	$26,804	$3,213	$30,560
Equity securities	1,056	102	261	1,419
Derivative financial instruments, included in Other invested assets	—	—	5	5
Short term investments	2,053	3,011	—	5,064
Life settlement contracts, included in Other assets	—	—	118	118
Discontinued operations investments, included in Other assets	36	111	23	170
Separate account business	42	359	45	446

Total assets	$3,730	$30,387	$3,665	$37,782

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(72)	$(72)

Total liabilities	$—	$—	$(72)	$(72)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and presents changes in unrealized gains or losses recorded in net income for the three months ended June 30, 2008 for Level 3 assets and liabilities.

			Net realized
			investment gains				Unrealized
		Net realized	(losses) and net				gains (losses)
		investment gains	change in				recorded in
		(losses) and net	unrealized				net income
		change in unrealized	appreciation	Purchases,			on level 3
		appreciation	(depreciation)	sales,			assets and
		(depreciation)	included in other	issuances	Net transfers	Balance at	liabilities
	Balance at	included in net	comprehensive	and	in (out) of	June 30,	held at June
Level 3	April 1, 2008	income*	income	settlements	level 3	2008	30, 2008*
(In millions)
Fixed maturity securities	$2,245	$(85)	$(55)	$89	$1,019	$3,213	$(91)
Equity securities	193	—	(2)	48	22	261	(2)
Derivative financial instruments, net	(82)	23	—	(8)	—	(67)	15
Short term investments	85	—	—	—	(85)	—	—
Life settlement contracts	118	12	—	(12)	—	118	1
Discontinued operations investments	41	—	—	(1)	(17)	23	—
Separate account business	47	—	(4)	2	—	45	—

Total	$2,647	$(50)	$(61)	$118	$939	$3,593	$(77)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and presents changes in unrealized gains or losses recorded in net income for the six months ended June 30, 2008 for Level 3 assets and liabilities.

			Net realized
			investment gains				Unrealized
		Net realized	(losses) and net				gains (losses)
		investment gains	change in				recorded in
		(losses) and net	unrealized				net income
		change in unrealized	appreciation	Purchases,			on level 3
		appreciation	(depreciation)	sales,			assets and
	Balance at	(depreciation)	included other	issuances	Net transfers	Balance at	liabilities
	January 1,	included in net	comprehensive	and	in (out) of	June 30,	held at June
Level 3	2008	income*	income	settlements	level 3	2008	30, 2008*
(In millions)
Fixed maturity securities	$2,684	$(123)	$(270)	$84	$838	$3,213	$(135)
Equity securities	196	(2)	(3)	48	22	261	(4)
Derivative financial instruments, net	2	1	—	(70)	—	(67)	(69)
Short term investments	85	—	—	—	(85)	—	—
Life settlement contracts	115	30	—	(27)	—	118	5
Discontinued operations investments	42	—	—	(2)	(17)	23	—
Separate account business	30	—	(4)	(1)	20	45	—

Total	$3,154	$(94)	$(277)	$32	$778	$3,593	$(203)

* Net realized and unrealized gains and losses shown above are reported in net income as follows:

Major Category of Assets and Liabilities	Consolidated Statement of Operations Line Items
Fixed maturity securities	Net investment income and Realized investment gains (losses)

Equity securities	Realized investment gains (losses)

Derivative financial instruments (Assets)	Realized investment gains (losses)

Life settlement contracts	Other revenues

Derivative financial instruments (Liabilities)	Realized investment gains (losses)
Securities transferred into Level 3 for the three and six months ended June 30, 2008 relate primarily to tax-exempt auction rate certificates, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market liquidity, fair value is determined by cash flow models using market observable and unobservable inputs.
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
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs.
Level 3 securities include one equity security, which represents 68% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model, which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
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
Life Settlement Contracts
The fair values of life settlement contracts are estimated using discounted cash flows based on the Company’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses related to events occurring for the three and six months ended June 30, 2008, net of reinsurance, were $47 million and $100 million. Catastrophe losses in 2008 related primarily to storms, floods, and tornadoes. Catastrophe losses related to events occurring for the three and six months ended June 30, 2007, net of reinsurance, were $12 million and $44 million. Catastrophe losses in 2007 related primarily to tornadoes, floods and winter storms. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.
The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	June 30, 2008		December 31, 2007
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution
Gross reserves	$2,206	$326	$2,352	$367
Ceded reserves	(977)	(118)	(1,030)	(125)

Net reserves	$1,229	$208	$1,322	$242

Asbestos
The Company recorded $6 million and $3 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2008 and 2007. The Company paid asbestos-related claims, net of reinsurance recoveries, of $99 million and $89 million for the six months ended June 30, 2008 and 2007.

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
Certain asbestos claim litigation in which CNA is currently engaged is described below:
On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow—Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. Several insurers have appealed that ruling; that appeal is pending at this time.
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
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was filed on June 9, 2008 and which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) whether the Plan, which includes the Addendum, will be approved by the Bankruptcy Court in its current form; and (j) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed and while certain of the Texas courts’ rulings were appealed, plaintiffs later dismissed their appeals. A different Texas court, however, denied similar motions seeking dismissal. After that court denied a related challenge to jurisdiction, the insurers transferred the case, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the case on jurisdictional and substantive grounds. On February 29, 2008, the appellate court denied the insurers’ mandamus petition on procedural grounds, but did not reach a decision on the merits of the petition. Instead, the appellate court allowed to stand the multi-district litigation court’s determination that the case remained on its inactive docket and that no further action can be taken unless qualifying reports are filed or the filing of such reports is waived. With respect to the cases that are still pending in Texas, in June 2008, plaintiffs in the only active case dropped the remaining CNA company from that suit, leaving only inactive cases against CNA companies. In those inactive cases, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.
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
Environmental Pollution
The Company recorded $2 million and $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the six months ended June 30, 2008 and 2007. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $36 million and $21 million for the six months ended June 30, 2008 and 2007.

Net Prior Year Development
The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below excludes the impact of increases or decreases in the allowance for uncollectible reinsurance, but includes the impact of commutations.
Three Month Comparison
Net Prior Year Development
Three months ended June 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(15)	$1	$5	$(9)
A&E	—	—	6	6

Pretax unfavorable (favorable) net prior year development before impact of premium development	(15)	1	11	(3)

Pretax unfavorable (favorable) premium development	(8)	1	1	(6)

Total pretax unfavorable (favorable) net prior year development	$(23)	$2	$12	$(9)

Net Prior Year Development
Three months ended June 30, 2007

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(20)	$(14)	$8	$(26)
A&E	—	—	4	4

Pretax unfavorable (favorable) net prior year development before impact of premium development	(20)	(14)	12	(22)

Pretax unfavorable (favorable) premium development	16	—	(5)	11

Total pretax unfavorable (favorable) net prior year development	$(4)	$(14)	$7	$(11)

2008 Net Prior Year Development
Standard Lines
Approximately $29 million of favorable claim and allocated claim adjustment expense reserve development was recorded due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005.
Approximately $8 million of favorable premium development was recorded across several coverages and accident years due to additional premium processing on auditable policies and changes to ultimate premium estimates. This favorable development was offset by additional unfavorable claim and allocated claim adjustment expense reserve development.
Corporate & Other Non-Core
The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.
2007 Net Prior Year Development
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
Approximately $14 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on large account retro policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim expense reserve development was due to lower than anticipated frequency and severity.
Specialty Lines
Approximately $9 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the excess and surplus lines of business. This favorable development was primarily related to improved frequency and severity on excess general liability claims across several accident years.
Corporate & Other Non-Core
Approximately $6 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

Six Month Comparison
Net Prior Year Development
Six months ended June 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(50)	$18	$8	$(24)
A&E	—	—	8	8

Pretax unfavorable (favorable) net prior year development before impact of premium development	(50)	18	16	(16)

Pretax unfavorable (favorable) premium development	1	(18)	—	(17)

Total pretax unfavorable (favorable) net prior year development	$(49)	$—	$16	$(33)

Net Prior Year Development
Six months ended June 30, 2007

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(7)	$(7)	$8	$(6)
A&E	—	—	4	4

Pretax unfavorable (favorable) net prior year development before impact of premium development	(7)	(7)	12	(2)

Pretax unfavorable (favorable) premium development	(10)	(10)	(3)	(23)

Total pretax unfavorable (favorable) net prior year development	$(17)	$(17)	$9	$(25)

2008 Net Prior Year Development
Standard Lines
Approximately $49 million of favorable claim and allocated claim adjustment expense reserve development was recorded in property coverages. This favorable development was due to lower than expected frequency in accident year 2007 and favorable outcomes on several individual claims in accident years 2006 and prior, including approximately $29 million related to catastrophes, primarily in accident year 2005.
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
Corporate & Other Non-Core
The net prior year development recorded for the six months ended June 30, 2008 relates to the same reasons included in the three month discussion.
2007 Net Prior Year Development
Standard Lines
Approximately $42 million of favorable premium development was recorded primarily as a result of additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was offset by $27 million of unfavorable claim and allocated claim adjustment expense reserve development related to this premium.
Approximately $16 million of unfavorable premium development was recorded due to a change in the estimate of the Company’s exposure related to its participation in involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense reserve development.
The remaining net prior year development recorded relates primarily to the items included in the three month discussion.
Specialty Lines
Approximately $9 million of favorable premium development was recorded mainly as a result of additional premium resulting from audits on recent policies related primarily to general liability coverages. Unfavorable claim and allocated claim adjustment expense reserve development was recorded related to those premiums.
The remaining net prior year development recorded relates primarily to the items included in the three month discussion.
Corporate & Other Non-Core
The net prior year development recorded for the six months ended June 30, 2007 relates to the same reasons included in the three month discussion.

Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal, but the Court of Appeals has temporarily stayed the appeal. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The Company believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.
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
The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Pension benefits
Service cost	$4	$5	$10	$12
Interest cost on projected benefit obligation	37	35	73	73
Expected return on plan assets	(44)	(44)	(89)	(87)
Prior service cost amortization	—	1	—	1
Actuarial loss	1	2	2	6

Net periodic pension (benefit) cost	$(2)	$(1)	$(4)	$5

Postretirement benefits
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	3	4	5
Prior service cost amortization	(4)	(4)	(8)	(9)
Actuarial loss	1	—	1	1

Net periodic postretirement benefit	$(1)	$(1)	$(2)	$(2)

For the six months ended June 30, 2008, $13 million of contributions have been made to the pension plans and $5 million to the postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $53 million to the pension plans and $6 million to the postretirement healthcare and life insurance benefit plans during the remainder of 2008.

Note J. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
The Company is obligated to make future payments totaling approximately $237 million for non-cancelable operating leases primarily for office space, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $24 million in 2008; $44 million in 2009; $41 million in 2010; $35 million in 2011; $30 million in 2012; and $63 million in 2013 and beyond.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2008 that the Company could be required to pay under this guarantee are approximately $199 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2008 there were approximately $6 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $16 million as of June 30, 2008. Estimated future minimum payments under these contracts are $15 million in 2008 and $1 million in 2009.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2008, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of June 30, 2008 and December 31, 2007, the Company has recorded approximately $23 million and $27 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.
Note K. Comprehensive Income (Loss)
The components of comprehensive income (loss) are shown below.
Comprehensive Income (Loss)

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Net income	$181	$217	$368	$513

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of $101, $174, $563 and $146	(188)	(324)	(1,041)	(272)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of ($15), $13, ($4) and $33	27	(27)	7	(62)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of $86, $187, $559 and $179	(161)	(351)	(1,034)	(334)
Net change in unrealized gains (losses) on discontinued operations and other, net of tax (expense) benefit of $1, $1, $2 and $0	(4)	(2)	—	(1)
Net change in foreign currency translation adjustment	2	12	(9)	5
Net change related to pensions and postretirement benefits, net of tax (expense) benefit of $2, $0, $3 and ($1)	(1)	(1)	(3)	3
Allocation to participating policyholders’ and minority interests	6	14	22	13

Other comprehensive income (loss), net of tax (expense) benefit of $89, $188, $564 and $178	(158)	(328)	(1,024)	(314)

Total comprehensive income (loss)	$23	$(111)	$(656)	$199

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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended				Corporate
June 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$768	$859	$149	$(1)	$(1)	$1,774
Net investment income	199	155	157	65	—	576
Other revenues	15	54	8	5	—	82

Total operating revenues	982	1,068	314	69	(1)	2,432

Claims, benefits and expenses:
Net incurred claims and benefits	566	559	316	26	—	1,467
Policyholders’ dividends	3	1	1	—	—	5
Amortization of deferred acquisition costs	175	184	2	(1)	—	360
Other insurance related expenses	48	53	51	(2)	(1)	149
Other expenses	12	41	5	29	—	87

Total claims, benefits and expenses	804	838	375	52	(1)	2,068

Operating income (loss) from continuing operations before income tax and minority interest	178	230	(61)	17	—	364
Income tax (expense) benefit on operating income (loss)	(54)	(74)	31	(5)	—	(102)
Minority interest	—	(11)	—	(1)	—	(12)

Net operating income (loss) from continuing operations	124	145	(30)	11	—	250

Realized investment losses, net of participating policyholders’ and minority interests	(60)	(29)	(6)	(16)	—	(111)
Income tax benefit on realized investment losses	21	10	2	7	—	40

Income (loss) from continuing operations	$85	$126	$(34)	$2	$—	$179

Three months ended				Corporate
June 30, 2007	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$842	$870	$157	$4	$(1)	$1,872
Net investment income	235	162	188	86	—	671
Other revenues	12	47	6	—	—	65

Total operating revenues	1,089	1,079	351	90	(1)	2,608

Claims, benefits and expenses:
Net incurred claims and benefits	581	531	326	37	—	1,475
Policyholders’ dividends	(4)	1	1	—	—	(2)
Amortization of deferred acquisition costs	191	177	4	—	—	372
Other insurance related expenses	96	48	44	11	(1)	198
Other expenses	14	39	8	36	—	97

Total claims, benefits and expenses	878	796	383	84	(1)	2,140

Operating income (loss) from continuing operations before income tax and minority interest	211	283	(32)	6	—	468
Income tax (expense) benefit on operating income (loss)	(65)	(94)	19	1	—	(139)
Minority interest	—	(10)	—	(1)	—	(11)

Net operating income (loss) from continuing operations	146	179	(13)	6	—	318

Realized investment losses, net of participating policyholders’ and minority interests	(63)	(35)	(18)	(23)	—	(139)
Income tax benefit on realized investment losses	21	12	6	9	—	48

Income (loss) from continuing operations	$104	$156	$(25)	$(8)	$—	$227

Six months ended				Corporate
June 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$1,551	$1,732	$306	$—	$(2)	$3,587
Net investment income	363	287	241	119	—	1,010
Other revenues	29	107	21	11	—	168

Total operating revenues	1,943	2,126	568	130	(2)	4,765

Claims, benefits and expenses:
Net incurred claims and benefits	1,143	1,125	528	47	—	2,843
Policyholders’ dividends	7	8	3	—	—	18
Amortization of deferred acquisition costs	354	368	6	—	—	728
Other insurance related expenses	106	103	101	2	(2)	310
Other expenses	24	92	10	61	—	187

Total claims, benefits and expenses	1,634	1,696	648	110	(2)	4,086

Operating income (loss) from continuing operations before income tax and minority interest	309	430	(80)	20	—	679
Income tax (expense) benefit on operating income (loss)	(90)	(138)	47	(3)	—	(184)
Minority interest	—	(23)	—	(1)	—	(24)

Net operating income (loss) from continuing operations	219	269	(33)	16	—	471

Realized investment losses, net of participating policyholders’ and minority interests	(76)	(38)	(23)	(25)	—	(162)
Income tax benefit on realized investment losses	26	14	8	10	—	58

Income (loss) from continuing operations	$169	$245	$(48)	$1	$—	$367

June 30, 2008 (In millions)
Reinsurance receivables	$2,200	$1,711	$2,071	$2,260	$—	$8,242

Insurance receivables	$1,501	$753	$13	$17	$—	$2,284

Insurance reserves:
Claim and claim adjustment expenses	$11,976	$8,520	$2,972	$4,734	$—	$28,202
Unearned premiums	1,533	1,945	164	5	(2)	3,645
Future policy benefits	—	—	7,325	—	—	7,325
Policyholders’ funds	27	6	549	—	—	582

Deferred acquisition costs	$318	$370	$479	$—	$—	$1,167

Six months ended				Corporate
June 30, 2007	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$1,705	$1,715	$313	$4	$(2)	$3,735
Net investment income	455	311	349	164	—	1,279
Other revenues	23	89	18	2	—	132

Total operating revenues	2,183	2,115	680	170	(2)	5,146

Claims, benefits and expenses:
Net incurred claims and benefits	1,174	1,074	599	71	—	2,918
Policyholders’ dividends	(1)	4	—	—	—	3
Amortization of deferred acquisition costs	385	359	9	—	—	753
Other insurance related expenses	161	89	95	15	(2)	358
Other expenses	24	81	17	67	—	189

Total claims, benefits and expenses	1,743	1,607	720	153	(2)	4,221

Operating income (loss) from continuing operations before income tax and minority interest	440	508	(40)	17	—	925
Income tax (expense) benefit on operating income (loss)	(140)	(167)	29	(1)	—	(279)
Minority interest	—	(20)	—	(1)	—	(21)

Net operating income from continuing operations	300	321	(11)	15	—	625

Realized investment losses, net of participating policyholders’ and minority interests	(87)	(49)	(17)	(7)	—	(160)
Income tax benefit on realized investment losses	30	17	6	3	—	56

Income (loss) from continuing operations	$243	$289	$(22)	$11	$—	$521

December 31, 2007 (In millions)
Reinsurance receivables	$2,269	$1,819	$2,201	$2,400	$—	$8,689

Insurance receivables	$1,664	$605	$26	$(11)	$—	$2,284

Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,403	$3,027	$5,110	$—	$28,588
Unearned premiums	1,483	1,948	162	5	—	3,598
Future policy benefits	—	—	7,106	—	—	7,106
Policyholders’ funds	26	1	903	—	—	930

Deferred acquisition costs	$311	$365	$485	$—	$—	$1,161

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenue by Line of Business

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Standard Lines
Business Insurance	$155	$147	$310	$310
Commercial Insurance	767	879	1,557	1,786

Standard Lines revenue	922	1,026	1,867	2,096

Specialty Lines
U.S. Specialty Lines	640	658	1,287	1,320
Surety	120	117	235	227
Warranty	75	73	148	144
CNA Global	204	196	418	375

Specialty Lines revenue	1,039	1,044	2,088	2,066

Life & Group Non-Core
Life & Annuity	54	98	33	179
Health	242	219	480	452
Other	12	16	32	32

Life & Group Non-Core revenue	308	333	545	663

Corporate & Other Non-Core
CNA Re	15	25	32	72
Other	38	42	73	91

Corporate & Other Non-Core revenue	53	67	105	163

Eliminations	(1)	(1)	(2)	(2)

Total revenue	$2,321	$2,469	$4,603	$4,986

Note M. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of June 30, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.
Results of the discontinued operations were as follows.
Discontinued Operations

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Revenues:
Net investment income	$2	$3	$4	$9
Realized investment gains and other	1	4	2	2

Total revenues	3	7	6	11
Insurance related expenses	1	19	5	20

Income (loss) before income taxes	2	(12)	1	(9)
Income tax (expense) benefit	—	2	—	1

Income (loss) from discontinued operations, net of tax	$2	$(10)	$1	$(8)

     Net assets of discontinued operations, included in Other assets on the Condensed Consolidated Balance Sheets, were as follows.
Discontinued Operations

(In millions)	June 30, 2008	December 31, 2007
Assets:
Investments	$170	$185
Reinsurance receivables	6	1
Cash	9	7
Other assets	2	4

Total assets	187	197

Liabilities:
Insurance reserves	170	172
Other liabilities	11	2

Total liabilities	181	174

Net assets of discontinued operations	$6	$23

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At June 30, 2008 and December 31, 2007, the insurance reserves are net of discount of $79 million and $73 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q and Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2007, as amended by Form 10-K/A which amended Part I, Item 1 of Form 10-K (Form 10-K).
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

Period ended June 30	Three Months		Six Months
(In millions, except per share data)	2008	2007	2008	2007
Revenues
Net earned premiums	$1,774	$1,872	$3,587	$3,735
Net investment income	576	671	1,010	1,279
Other revenues	82	65	168	132

Total operating revenues	2,432	2,608	4,765	5,146

Claims, Benefits and Expenses
Net incurred claims and benefits	1,467	1,475	2,843	2,918
Policyholders’ dividends	5	(2)	18	3
Amortization of deferred acquisition costs	360	372	728	753
Other insurance related expenses	149	198	310	358
Other expenses	87	97	187	189

Total claims, benefits and expenses	2,068	2,140	4,086	4,221

Operating income from continuing operations before income tax and minority interest	364	468	679	925
Income tax expense on operating income	(102)	(139)	(184)	(279)
Minority interest	(12)	(11)	(24)	(21)

Net operating income from continuing operations	250	318	471	625

Realized investment losses, net of participating policyholders’ and minority interests	(111)	(139)	(162)	(160)
Income tax benefit on realized investment losses	40	48	58	56

Income from continuing operations	179	227	367	521

Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $2, $0 and $1	2	(10)	1	(8)

Net income	$181	$217	$368	$513

Basic and Diluted Earnings Per Share

Income from continuing operations	$0.66	$0.84	$1.36	$1.92
Income (loss) from discontinued operations	0.01	(0.04)	—	(0.03)

Basic and diluted earnings per share available to common stockholders	$0.67	$0.80	$1.36	$1.89

Weighted average outstanding common stock and common stock equivalents

Basic	269.0	271.6	269.9	271.5

Diluted	269.1	271.9	270.0	271.8

Three Month Comparison
Net income decreased $36 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily due to decreased net operating income partially offset by lower net realized investment losses.
Net operating income from continuing operations for the three months ended June 30, 2008 decreased $68 million as compared with the same period in 2007. This decrease was primarily due to lower net investment income, decreased current accident year underwriting results in our core Property & Casualty Operations and increased catastrophe losses, partially offset by lower expenses. Net investment income included a decline in trading portfolio results of $44 million, which was more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations included under Item 1. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Favorable net prior year development of $9 million was recorded for the three months ended June 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $3 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development. Favorable net prior year development of $11 million was recorded for the three months ended June 30, 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $22 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of unfavorable premium development.
Net earned premiums decreased $98 million for the three months ended June 30, 2008 as compared with the same period in 2007, including a $74 million decrease related to Standard Lines and a $11 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations increased $12 million for the three months ended June 30, 2008 as compared to the same period in 2007. Results in 2007 were primarily driven by unfavorable net prior year development.
Six Month Comparison
Net income decreased $145 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily due to decreased net operating income.
Net operating income from continuing operations for the six months ended June 30, 2008 decreased $154 million as compared with the same period in 2007. This decrease was primarily due to lower net investment income, decreased current accident year underwriting results in our core Property & Casualty Operations and increased catastrophe losses, partially offset by lower expenses. Net investment income included a decline in trading portfolio results of $124 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Favorable net prior year development of $33 million was recorded for the six months ended June 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $16 million of favorable claim and allocated claim adjustment expense reserve development and $17 million of favorable premium development. Favorable net prior year development of $25 million was recorded for the six months ended June 30, 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $2 million of favorable claim and allocated claim adjustment expense reserve development and $23 million of favorable premium development.
Net earned premiums decreased $148 million for the six months ended June 30, 2008 as compared with the same period in 2007, including a $154 million decrease related to Standard Lines and a $17 million increase related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.

Results from discontinued operations increased $9 million for the six months ended June 30, 2008 as compared to the same period in 2007. Results in 2007 were primarily driven by unfavorable net prior year development.
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
STANDARD LINES
The following table details the results of operations for Standard Lines.
Results of Operations

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Net written premiums	$848	$904	$1,619	$1,771
Net earned premiums	768	842	1,551	1,705
Net investment income	199	235	363	455
Net operating income	124	146	219	300
Net realized investment losses, after-tax	(39)	(42)	(50)	(57)
Net income	85	104	169	243

Ratios
Loss and loss adjustment expense	73.7%	69.0%	73.7%	68.8%
Expense	29.0	34.0	29.6	32.0
Dividend	0.5	(0.4)	0.5	0.0

Combined	103.2%	102.6%	103.8%	100.8%

Three Month Comparison
Net written premiums for Standard Lines decreased $56 million for the three months ended June 30, 2008 as compared with the same period in 2007, primarily due to decreased production. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $74 million for the three months ended June 30, 2008 as compared with the same period in 2007, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 6% for the three months ended June 30, 2008, as compared to decreases of 4% for the three months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 80% and 81% were achieved for those contracts that were available for renewal in each period.
Net income decreased $19 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income.
Net operating income decreased $22 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, higher catastrophe losses and decreased current accident year underwriting results. These decreases were partially offset by increased favorable net prior year development and lower expenses. The catastrophe losses were $29 million after-tax in the second quarter of 2008, as compared to $8 million after-tax in the second quarter of 2007.

The combined ratio increased 0.6 points for the three months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 4.7 points primarily due to increased catastrophe losses and higher current accident year loss ratios related to the decline in rates, partially offset by increased favorable net prior year loss development.
The expense ratio decreased 5.0 points for the three months ended June 30, 2008 as compared with the same period in 2007. The decrease primarily related to favorable changes in estimates for insurance-related assessment liabilities.
The dividend ratio increased 0.9 points for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included favorable dividend development in the workers’ compensation line of business.
Favorable net prior year development of $23 million was recorded for the three months ended June 30, 2008, including $15 million of favorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development. Favorable net prior year development of $4 million, including $20 million of favorable claim and allocated claim adjustment expense reserve development and $16 million of unfavorable premium development, was recorded for the three months ended June 30, 2007. Further information on Standard Lines net prior year development for the three months ended June 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net written premiums for Standard Lines decreased $152 million and net earned premiums decreased $154 million for the six months ended June 30, 2008 as compared with the same period in 2007, due to the reasons discussed above in the three month comparison.
Standard Lines averaged rate decreases of 6% for the six months ended June 30, 2008, as compared to decreases of 4% for the six months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 80% and 79% were achieved for those contracts that were available for renewal in each period.
Net income decreased $74 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income.
Net operating income decreased $81 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, higher catastrophe losses and decreased current accident year underwriting results. These decreases were partially offset by increased favorable net prior year development and lower expenses. The catastrophe losses were $64 million after-tax for the six months ended June 30, 2008, as compared to $27 million after-tax in the same period of 2007.
The combined ratio increased 3.0 points for the six months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 4.9 points primarily due to increased catastrophe losses and current accident year loss ratios related in part to the decline in rates, partially offset by increased favorable net prior year loss development as discussed below.
The expense ratio decreased 2.4 points for the six months ended June 30, 2008 as compared with the same period in 2007. The decrease primarily related to favorable changes in estimates for insurance-related assessment liabilities.
The dividend ratio increased 0.5 points for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included favorable dividend development in the workers’ compensation line of business.
Favorable net prior year development of $49 million was recorded for the six months ended June 30, 2008, including $50 million of favorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development. Favorable net prior year development of $17 million, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development, was recorded for the six months ended June 30, 2007. Further information on Standard Lines net prior year development for the six months ended June 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2008 and December 31, 2007 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2008	December 31, 2007
Gross Case Reserves	$6,083	$5,988
Gross IBNR Reserves	5,893	6,060

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,976	$12,048

Net Case Reserves	$4,863	$4,750
Net IBNR Reserves	5,003	5,170

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,866	$9,920

SPECIALTY LINES
The following table details the results of operations for Specialty Lines.
Results of Operations

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Net written premiums	$860	$869	$1,708	$1,733
Net earned premiums	859	870	1,732	1,715
Net investment income	155	162	287	311
Net operating income	145	179	269	321
Net realized investment losses, after-tax	(19)	(23)	(24)	(32)
Net income	126	156	245	289

Ratios
Loss and loss adjustment expense	65.2%	61.1%	65.0%	62.6%
Expense	27.6	25.7	27.1	26.2
Dividend	0.1	0.2	0.5	0.2

Combined	92.9%	87.0%	92.6%	89.0%

Three Month Comparison
Net written premiums for Specialty Lines decreased $9 million for the three months ended June 30, 2008 as compared to the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $11 million for the three months ended June 30, 2008 as compared to the same period in 2007, consistent with the decrease in net written premiums.
Specialty Lines averaged rate decreases of 4% for the three months ended June 30, 2008 as compared to decreases of 3% for the three months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 83% and 84% were achieved for those contracts that were available for renewal in each period.
Net income decreased $30 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income.
Net operating income decreased $34 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by unfavorable net prior year development for the three months ended June 30, 2008 as compared to favorable net prior year development for the same period in 2007 and decreased current accident year underwriting results. The 2007 results included favorable experience and a change in estimate related to dealer profit commissions in the warranty line of business.
The combined ratio increased 5.9 points for the three months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 4.1 points, primarily due to unfavorable net prior year development for the three months ended June 30, 2008 as compared to favorable net prior year development for the same period in 2007 and higher current accident year loss ratios primarily related to the decline in rates.
The expense ratio increased 1.9 points for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included a favorable change in estimate related to dealer profit commissions in the warranty line of business.
Unfavorable net prior year development of $2 million, including $1 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the three months ended June 30, 2008. Favorable claim and allocated claim adjustment expense reserve development of $14 million was recorded for the three months ended June 30, 2007. There was no premium development for the three months ended June 30, 2007.

Six Month Comparison
Net written premiums for Specialty Lines decreased $25 million for the six months ended June 30, 2008 as compared to the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our current diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $17 million for the six months ended June 30, 2008 as compared to the same period in 2007, which reflects the decreased use of reinsurance.
Specialty Lines averaged rate decreases of 4% for the six months ended June 30, 2008 as compared to decreases of 2% for the six months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 84% were achieved for those contracts that were available for renewal in each period.
Net income decreased $44 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income.
Net operating income decreased $52 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by less favorable net prior year development, lower net investment income and decreased current accident year underwriting results.
The combined ratio increased 3.6 points for the six months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 2.4 points and the expense ratio increased 0.9 point primarily due to the reasons discussed in the three month comparison above.
Unfavorable claim and allocated claim adjustment expense reserve development of $18 million and $18 million of favorable premium development was recorded for the six months ended June 30, 2008, resulting in no net prior year development. Favorable net prior year development of $17 million, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development, was recorded for the six months ended June 30, 2007.
The following table summarizes the gross and net carried reserves as of June 30, 2008 and December 31, 2007 for Specialty Lines.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2008	December 31, 2007
Gross Case Reserves	$2,730	$2,585
Gross IBNR Reserves	5,790	5,818

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,520	$8,403

Net Case Reserves	$2,231	$2,090
Net IBNR Reserves	4,656	4,527

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,887	$6,617

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Net earned premiums	$149	$157	$306	$313
Net investment income	157	188	241	349
Net operating loss	(30)	(13)	(33)	(11)
Net realized investment losses, after-tax	(4)	(12)	(15)	(11)
Net loss	(34)	(25)	(48)	(22)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $8 million for the three months ended June 30, 2008 as compared with the same period in 2007. The net earned premiums relate primarily to the group and individual long term care businesses.
Net results decreased $9 million for the three months ended June 30, 2008 as compared with the same period in 2007. The 2008 net results were impacted by adverse reserve development on our run-off participation in a reinsurance pool, adverse investment performance on a portion of our pension deposit business, and unfavorable long term care experience. In addition, net results for the second quarter of 2007 included favorable resolution of certain contingencies. Lower net realized investment losses partially offset these unfavorable impacts.
The decreased net investment income included a decline of trading portfolio results of $45 million, which was more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations included under Item 1. The trading portfolio supports the indexed group annuity portion of our pension deposit business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $7 million for the six months ended June 30, 2008 as compared with the same period in 2007.
Net results decreased $26 million for the six months ended June 30, 2008 as compared with the same period in 2007. In addition to the unfavorable items discussed in the three month comparison, net results were also unfavorably impacted by higher net realized investment losses and lower net investment income. The decreased net investment income included a decline of trading portfolio results of $124 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ fund reserves supported by the trading portfolio. The trading portfolio supports the indexed group annuity portion of our pension deposit business, which experienced a decline in net results of $8 million for the six months ended June 30, 2008 as compared with the same period in 2007.
During the first quarter of 2008, we decided to exit the indexed group annuity portion of our pension deposit business. This business had net results of $(5) million and $3 million for the six months ended June 30, 2008 and 2007. The related assets were $367 million and related liabilities were $341 million at June 30, 2008. We expect these liabilities to be settled with the policyholders during the remainder of 2008 with no material impact to results of operations.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.
Results of Operations

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Net investment income	$65	$86	$119	$164
Revenues	52	66	103	161
Net operating income	11	6	16	15
Net realized investment losses, after-tax	(9)	(14)	(15)	(4)
Net income (loss)	2	(8)	1	11
Three Month Comparison
Revenues decreased $14 million for the three months ended June 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income, partially offset by improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results improved $10 million for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included current accident year losses related to certain mass torts. In addition, net income for the second quarter of 2008 included lower interest costs on corporate debt and $3 million related to the settlement of litigation brought by us against the issuer of a bond investment we previously held. These favorable impacts were partially offset by the decreased revenues as discussed above.
Unfavorable net prior year development of $12 million was recorded for the three months ended June 30, 2008, including $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development. Unfavorable net prior year development of $7 million was recorded for the three months ended June 30, 2007, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development.
Six Month Comparison
Revenues decreased $58 million for the six months ended June 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income and decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net income decreased $10 million for the six months ended June 30, 2008 as compared with the same period in 2007. The decrease in net income was primarily due to decreased revenues as discussed above. These unfavorable impacts were partly offset by the favorable items discussed in the three month comparison above.
Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $16 million was recorded for the six months ended June 30, 2008. There was no premium development recorded for the six months ended June 30, 2008. Unfavorable net prior year development of $9 million was recorded for the six months ended June 30, 2007, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development.
The following table summarizes the gross and net carried reserves as of June 30, 2008 and December 31, 2007 for Corporate & Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2008	December 31, 2007
Gross Case Reserves	$1,963	$2,159
Gross IBNR Reserves	2,771	2,951

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,734	$5,110

Net Case Reserves	$1,209	$1,328
Net IBNR Reserves	1,659	1,787

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,868	$3,115

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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% and 81% of our total active asbestos accounts are classified as small accounts at June 30, 2008 and December 31, 2007.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending asbestos accounts and associated reserves at June 30, 2008 and December 31, 2007.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
June 30, 2008	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	14	$15	$130	11%
Wellington	3	1	11	1
Coverage in place	37	19	91	7

Total with settlement agreements	54	35	232	19

Other policyholders with active accounts
Large asbestos accounts	235	42	213	17
Small asbestos accounts	952	18	86	7

Total other policyholders	1,187	60	299	24

Assumed reinsurance and pools	—	4	130	11
Unassigned IBNR	—	—	568	46

Total	1,241	$99	$1,229	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
December 31, 2007	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	14	$29	$151	11%
Wellington	3	1	12	1
Coverage in place	34	38	100	8

Total with settlement agreements	51	68	263	20

Other policyholders with active accounts
Large asbestos accounts	233	45	237	18
Small asbestos accounts	1,005	15	93	7

Total other policyholders	1,238	60	330	25

Assumed reinsurance and pools	—	8	133	10
Unassigned IBNR	—	—	596	45

Total	1,289	$136	$1,322	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 73% of our total active pollution accounts are classified as small accounts as of June 30, 2008 and December 31, 2007.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending environmental pollution accounts and associated reserves at June 30, 2008 and December 31, 2007.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid	Pollution	Environmental
	Number of	Losses in 2008	Reserves	Pollution Net
June 30, 2008	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	10	$1	$6	3%
Coverage in place	18	3	15	7

Total with settlement agreements	28	4	21	10

Other policyholders with active accounts
Large pollution accounts	107	24	46	22
Small pollution accounts	288	7	35	17

Total other policyholders	395	31	81	39

Assumed reinsurance and pools	—	1	30	14
Unassigned IBNR	—	—	76	37

Total	423	$36	$208	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net	Percent of
		Net Paid Losses	Environmental	Environmental
	Number of	in 2007	Pollution Reserves	Pollution Net
December 31, 2007	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	10	$9	$6	2%
Coverage in place	18	8	14	6

Total with settlement agreements	28	17	20	8

Other policyholders with active accounts
Large pollution accounts	112	17	53	22
Small pollution accounts	298	9	42	17

Total other policyholders	410	26	95	39

Assumed reinsurance and pools	—	1	31	13
Unassigned IBNR	—	—	96	40

Total	438	$44	$242	100%

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities	$476	$526	$994	$1,022
Short term investments	26	39	65	89
Limited partnerships	46	71	7	123
Equity securities	39	6	44	11
Income (loss) from trading portfolio (a)	(4)	40	(81)	43
Other	5	12	11	22

Gross investment income	588	694	1,040	1,310
Investment expense	(12)	(23)	(30)	(31)

Net investment income	$576	$671	$1,010	$1,279

(a)	The change in net unrealized gains (losses) on trading securities included in net investment income was $(2) million and $(15) million for the three and six months ended June 30, 2008 and $1 million and $3 million for the three and six months ended June 30, 2007.
Net investment income decreased by $95 million for the three months ended June 30, 2008 compared with the same period in 2007. This decrease was primarily driven by decreased results from the trading portfolio and limited partnerships. The decreased results from the trading portfolio were more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.
Net investment income decreased by $269 million for the six months ended June 30, 2008 compared with the same period of 2007. The decrease was primarily driven by the same reasons discussed above in the three month comparison.
The bond segment of the investment portfolio yielded 5.7% and 5.8% for the six months ended June 30, 2008 and 2007.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities:
U.S. Government bonds	$(46)	$(96)	$(14)	$(94)
Corporate and other taxable bonds	(8)	(50)	(39)	(25)
Tax-exempt bonds	10	(42)	50	(53)
Asset-backed bonds	(118)	(77)	(157)	(110)
Redeemable preferred stock	4	(1)	—	(1)

Total fixed maturity securities	(158)	(266)	(160)	(283)
Equity securities	(14)	11	(29)	14
Derivative securities	56	115	12	107
Short term investments	5	—	7	—
Other	—	1	8	2

Realized investment losses, net of participating policyholders’ and minority interests	(111)	(139)	(162)	(160)

Income tax benefit	40	48	58	56

Net realized investment losses, net of participating policyholders’ and minority interests	$(71)	$(91)	$(104)	$(104)

Net realized investment losses decreased by $20 million for the three months ended June 30, 2008 compared with the same period in 2007. Net realized investment losses were unchanged for the six months ended June 30, 2008 and 2007.
For the three months ended June 30, 2008, other-than-temporary impairment (OTTI) losses of $111 million, driven by credit issues, were recorded primarily within the asset-backed bonds sector. For the three months ended June 30, 2007, OTTI losses of $114 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors.
For the six months ended June 30, 2008, OTTI losses of $166 million were recorded primarily in the asset-backed bonds sector. For the six months ended June 30, 2007, OTTI losses of $171 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors.
The OTTI losses related to securities for which we did not assert an intent to hold until an anticipated recovery in value. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, our intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. Our decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments in 2008 included significant credit spread widening in fixed income sectors and market disruptions surrounding sub-prime residential mortgage concerns. In some instances, an OTTI loss was recorded because, in our judgment, recovery to cost is not likely.
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

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes.
The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and Corporate & Other Non-Core segments.
The effective durations of fixed income securities, short term investments, preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	June 30, 2008		December 31, 2007
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$9,066	10.6	$9,211	10.7

Other interest sensitive investments	27,781	3.6	29,406	3.3

Total	$36,847	5.3	$38,617	5.1

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
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. We also use derivatives to mitigate market risk by purchasing Standard & Poor’s (S&P) 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. We provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $24 million as of June 30, 2008. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of June 30, 2008, we provided $42 million of cash as collateral for over-the-counter derivative instruments.
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

Realized Investment Gains (Losses)

Period ended June 30	Three Months		Six Months
(In millions)	2008	2007	2008	2007
Net realized investment gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$83	$45	$200	$143
Gross realized losses	(241)	(311)	(360)	(426)

Net realized investment losses on fixed maturity securities	(158)	(266)	(160)	(283)

Equity securities:
Gross realized gains	7	13	11	20
Gross realized losses	(21)	(2)	(40)	(6)

Net realized investment gains (losses) on equity securities	(14)	11	(29)	14

Net realized investment losses on fixed maturity and equity securities	$(172)	$(255)	$(189)	$(269)

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
Largest Realized Investment Losses from Securities Sold at a Loss
Six months ended June 30, 2008

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)
Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$7,839	$84	0-6

A provider of wireless and wire line communication services. Securities were sold to reduce exposure because the company announced a significant shortfall in operating results, causing significant credit deterioration which resulted in a rating downgrade.	38	16	7-12

A provider of electronic communications solutions. Company announced a decision to explore the sale of a struggling and major product unit creating uncertainty with respect to asset value relative to total debt. Securities were sold to reduce exposure.	61	7	7-12

Total	$7,938	$107

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.
Carrying Value of General Account Investments

	June 30,		December 31,
(In millions)	2008	%	2007	%
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$687	2%	$687	2%
Asset-backed securities	9,912	25	11,409	27
States, municipalities and political subdivisions — tax-exempt securities	6,833	17	7,675	18
Corporate bonds	9,327	24	8,952	22
Other debt securities	3,701	9	4,299	10
Redeemable preferred stock	49	—	1,058	3

Total fixed maturity securities available-for-sale	30,509	77	34,080	82

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	—	—	5	—
Asset-backed securities	18	—	31	—
Corporate bonds	29	—	123	—
Other debt securities	4	—	18	—

Total fixed maturity securities trading	51	—	177	—

Equity securities available-for-sale:
Common stock	447	1	452	1
Preferred stock	972	3	116	—

Total equity securities available-for-sale	1,419	4	568	1

Short term investments available-for-sale	5,014	13	4,497	11
Short term investments trading	50	—	180	1
Limited partnerships	2,321	6	2,214	5
Other investments	9	—	73	—

Total general account investments	$39,373	100%	$41,789	100%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.
Investments in the general account had a net unrealized loss of $1,519 million at June 30, 2008 compared with a net unrealized gain of $74 million at December 31, 2007. The unrealized position at June 30, 2008 was comprised of a net unrealized loss of $1,431 million for fixed maturity securities, a net unrealized loss of $85 million for equity securities and a net unrealized loss of $3 million for short term investments. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturity securities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term investments. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at June 30, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	5%	4%
Due after one year through five years	23	14
Due after five years through ten years	26	31
Due after ten years	46	51

Total	100%	100%

Our non-investment grade fixed income securities available-for-sale at June 30, 2008 that were in a gross unrealized loss position had a fair value of $2,429 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of June 30, 2008 and December 31, 2007.
Unrealized Loss Aging for Non-investment Grade Securities

						Gross
June 30, 2008	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
Fixed income securities:
0-6 months	$1,012	$29	$20	$8	$13	$70
7-12 months	1,262	46	63	11	29	149
13-24 months	147	3	13	2	18	36
Greater than 24 months	8	—	1	—	3	4

Total non-investment grade	$2,429	$78	$97	$21	$63	$259

Unrealized Loss Aging for Non-investment Grade Securities

						Gross
December 31, 2007	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
Fixed income securities:
0-6 months	$1,527	$56	$14	$3	$—	$73
7-12 months	125	6	2	—	—	8
13-24 months	26	1	1	1	1	4
Greater than 24 months	9	1	1	—	—	2

Total non-investment grade	$1,687	$64	$18	$4	$1	$87

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at June 30, 2008 or December 31, 2007. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of June 30, 2008 that were in a gross unrealized loss position had a fair value of $982 million and gross unrealized losses of $295 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the cost of our investment through an anticipated recovery in the fair value of such securities.
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
The general account portfolio consists primarily of high quality bonds, 88% and 89% of which were rated as investment grade (rated BBB- or higher) at June 30, 2008 and December 31, 2007. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

	June 30,		December 31,
(In millions)	2008	%	2007	%
U.S. Government and affiliated agency securities	$789	3%	$816	3%
Other AAA rated	12,358	40	16,728	50
AA and A rated	8,038	26	6,326	19
BBB rated	5,809	19	5,713	17
Non-investment grade	3,517	12	3,616	11

Total	$30,511	100%	$33,199	100%

At June 30, 2008 and December 31, 2007, approximately 97% and 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or internally.
Non-investment grade bonds, as presented in the tables above, are primarily high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment grade. High-yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2008 was $491 million, which represents 1.2% of our total investment portfolio. These securities were in a net unrealized gain position of $168 million at June 30, 2008.

Asset-Backed and Sub-prime Mortgage Exposure
Asset-Backed Distribution

						Percent	Percent
June 30, 2008	Security Type					of Total	of Total
(In millions)	MBS(a)	CMO(b)	ABS(c)	CDO(d)	Total	Security Type	Investments
U.S. Government Agencies	$638	$1,120	$—	$—	$1,758	18%	4%
AAA	—	4,796	2,238	9	7,043	71	18
AA	—	150	329	29	508	5	1
A	—	8	131	116	255	2	1
BBB	—	1	278	7	286	3	1
Non-investment grade and equity tranches	—	5	61	14	80	1	—

Total Fair Value	$638	$6,080	$3,037	$175	$9,930	100%	25%

Total Amortized Cost	$650	$6,416	$3,297	$351	$10,714

Percent of total fair value by security type	6%	61%	31%	2%	100%

Sub-prime (included above)
Fair Value	$—	$1	$1,558	$10	$1,569	16%	4%
Amortized Cost	$—	$1	$1,668	$33	$1,702	16%	4%

Alt-A (included above)
Fair Value	$—	$1,218	$—	$12	$1,230	12%	3%
Amortized Cost	$—	$1,321	$—	$12	$1,333	12%	3%

(a)	Mortgage-backed securities (MBS)

(b)	Collateralized mortgage obligations (CMO)

(c)	Asset-backed securities (ABS)

(d)	Collateralized debt obligations (CDO)
Included in our fixed maturity securities at June 30, 2008 were $9,930 million of asset-backed securities, at fair value, which represents 25% of total invested assets. Of the total asset-backed securities, 89% were U.S. Government Agency issued or AAA rated. The majority of our asset-backed securities are actively traded in liquid markets. Of the total invested assets, $1,569 million or 4% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 3% have exposure to Alternative A (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 97% were rated investment grade, while over 99% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $44 million through limited partnerships and credit default swaps.
All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $83 million and $117 million after-tax for the three and six months ended June 30, 2008. Included in these OTTI losses were $64 million and $93 million after-tax related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime and Alt-A exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses.

Federal National Mortgage Association and Federal Home Loan Mortgage Corporation
The aggregate amounts of our direct exposure at June 30, 2008, at amortized cost, of equity and debt securities of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are set forth below.

June 30,
(In millions)	2008
Fannie Mae
Preferred stock	$137
Senior bonds	$16

Freddie Mac
Discount notes	$846
Preferred stock	$184
Senior bonds	$67
Our entire holdings of Freddie Mac Discount notes had either matured or were disposed of, at or above amortized cost, subsequent to June 30, 2008.
Short Term Investments
The carrying value of the components of the general account short term investment portfolio is presented in the following table.

	June 30,	December 31,
(In millions)	2008	2007
Short term investments available-for-sale:
Commercial paper	$2,004	$3,040
U.S. Treasury securities	1,207	577
Money market funds	263	72
Other, including collateral held related to securities lending	1,540	808

Total short term investments available-for-sale	5,014	4,497

Short term investments trading:
Commercial paper	—	35
Money market funds	49	139
Other	1	6

Total short term investments trading	50	180

Total short term investments	$5,064	$4,677

The fair value of collateral held related to securities lending, included in other short term investments, was $53 million at December 31, 2007. There was no collateral held at June 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the six months ended June 30, 2008, net cash provided by operating activities was $812 million as compared with $541 million for the same period in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us and decreased tax and expense payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and increased loss payments.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2008, net cash used by investing activities was $231 million as compared with $529 million for the same period in 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash flows provided by investing activities-discontinued operations for the six months ended June 30, 2007 included $64 million of cash proceeds related to the sale of a discontinued operations business.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the six months ended June 30, 2008, net cash used by financing activities was $594 million as compared with $54 million for the same period in 2007. In January 2008, we repaid our $150 million 6.45% senior note. We also purchased outstanding shares of our common stock as discussed below. Additionally, the increase in cash used for financing activities is related to increased policyholders’ fund withdrawals in 2008 as compared to 2007, which are reflected as a Return of investment contract account balances on the Condensed Consolidated Statements of Cash Flows.
We believe that our present cash flows from operations, investing activities and financing activities, including cash dividends from CNAF subsidiaries, are sufficient to fund our working capital and debt obligation needs.
We have an effective shelf registration statement under which we may issue debt or equity securities.
Dividends
On May 21, 2008, we paid a quarterly dividend of $0.15 per share, to shareholders of record on May 7, 2008. On July 23, 2008, our Board of Directors declared a quarterly dividend of $0.15 per share, payable August 20, 2008 to shareholders of record on August 6, 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Share Repurchases
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. For the six months ended June 30, 2008, we repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. Share repurchases may continue. No shares of common stock were purchased during the second quarter of 2008 or for the year ended December 31, 2007.

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2008. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, as amended by Form 10-K/A which amended Part I, Item 1 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of June 30, 2008, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Submission of Matters to a Vote of Security Holders
Set forth below is information relating to the 2008 Annual Meeting of Stockholders of the Registrant.
The annual meeting was called to order at 10:00 a.m., April 23, 2008. Represented at the meeting, in person or by proxy, were 265,104,710 shares constituting 98.53% of the issued and outstanding shares entitled to vote.
The following business was transacted:
1. Election of Directors
Over 94% of the votes cast for directors were voted for the election of the directors named below. The number of votes for and withheld with respect to each director is as follows:

	Votes For	Votes Withheld
Stephen W. Lilienthal	252,350,575	12,754,135
Paul J. Liska	251,560,988	13,543,722
Jose O. Montemayor	264,776,224	328,486
Don M. Randel	264,787,158	317,552
Joseph Rosenberg	251,432,150	13,672,560
Andrew H. Tisch	251,465,619	13,639,091
James S. Tisch	251,427,298	13,677,412
Marvin Zonis	264,669,878	434,832
There were no broker non-votes. Since the by-laws provide for director elections by plurality voting, votes may not be cast against any director.
2. Ratification of Appointment of Independent Registered Public Accounting Firm
Over 98% of the shares eligible to vote, voted to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Registrant for 2008. In addition, less than 1% of the shares eligible to vote either voted against the appointment or abstained. There were no broker non-votes.

	Votes For	Votes Against	Votes Abstained
Deloitte & Touche LLP	265,067,047	23,916	13,747
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Employment Agreement, dated as of May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed	10.1

Second Amendment to Employment Agreement, dated as of April 7, 2008, by and between Continental Casualty Company and Michael Fusco	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

CNA Financial Corporation
Part II. Other Information

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: July 28, 2008	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer