Form 10-Q
period 2008-09-30
CNA FINANCIAL CORP
filed 2008-10-28
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2008
Common Stock, Par value $2.50	269,019,408

CNA Financial Corporation
Index

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Period ended September 30	Three months		Nine months
(In millions, except per share data)	2008	2007	2008	2007
Revenues
Net earned premiums	$1,799	$1,882	$5,386	$5,617
Net investment income	439	580	1,449	1,859
Realized investment losses, net of participating policyholders’ and minority interests	(651)	(57)	(813)	(217)
Other revenues	72	79	240	211

Total revenues	1,659	2,484	6,262	7,470

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,519	1,575	4,380	4,496
Amortization of deferred acquisition costs	355	384	1,083	1,137
Other operating expenses	294	244	724	722
Interest	33	35	100	104

Total claims, benefits and expenses	2,201	2,238	6,287	6,459

Income (loss) before income tax and minority interest	(542)	246	(25)	1,011
Income tax (expense) benefit	218	(56)	92	(279)
Minority interest	(16)	(16)	(40)	(37)

Income (loss) from continuing operations	(340)	174	27	695
Income (loss) from discontinued operations, net of income tax (expense) benefit of $9, $(1), $9 and $0	9	—	10	(8)

Net income (loss)	$(331)	$174	$37	$687

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$(1.26)	$0.64	$0.10	$2.56
Income (loss) from discontinued operations	0.03	—	0.04	(0.03)

Basic and diluted earnings (loss) per share available to common stockholders	$(1.23)	$0.64	$0.14	$2.53

Weighted average outstanding common stock and common stock equivalents

Basic	269.0	271.6	269.6	271.5

Diluted	269.1	271.9	269.6	271.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share data)	2008	2007
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $32,419 and $34,388)	$29,176	$34,257
Equity securities at fair value (cost of $1,109 and $366)	961	568
Limited partnership investments	2,110	2,214
Other invested assets	63	73
Short term investments	4,749	4,677

Total investments	37,059	41,789
Cash	115	94
Reinsurance receivables (less allowance for uncollectible receivables of $387 and $461)	7,611	8,228
Insurance receivables (less allowance for doubtful accounts of $283 and $312)	1,877	1,972
Accrued investment income	384	330
Receivables for securities sold and collateral	999	142
Deferred acquisition costs	1,157	1,161
Prepaid reinsurance premiums	276	270
Federal income tax recoverable (includes $275 and $0 due from Loews Corporation)	274	—
Deferred income taxes	2,409	1,198
Property and equipment at cost (less accumulated depreciation of $634 and $596)	404	378
Goodwill and other intangible assets	142	142
Other assets	571	579
Separate account business	430	476

Total assets	$53,708	$56,759

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$28,023	$28,588
Unearned premiums	3,550	3,598
Future policy benefits	7,442	7,106
Policyholders’ funds	453	930
Collateral on loaned securities and derivatives	6	63
Payables for securities purchased	951	353
Participating policyholders’ funds	27	45
Short term debt	200	350
Long term debt	1,807	1,807
Federal income taxes payable (includes $0 and $5 due to Loews Corporation)	—	2
Reinsurance balances payable	367	401
Other liabilities	2,312	2,505
Separate account business	430	476

Total liabilities	45,568	46,224

Commitments and contingencies (Notes D, G, H, and K)
Minority interest	404	385

Stockholders’ equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,019,408 and 271,662,278 shares outstanding)	683	683
Additional paid-in capital	2,172	2,169
Retained earnings	7,200	7,285
Accumulated other comprehensive income (loss)	(2,163)	103
Treasury stock (4,020,835 and 1,377,965 shares), at cost	(109)	(39)

	7,783	10,201
Notes receivable for the issuance of common stock	(47)	(51)

Total stockholders’ equity	7,736	10,150

Total liabilities and stockholders’ equity	$53,708	$56,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2008	2007
Cash Flows from Operating Activities:
Net income	$37	$687
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(10)	8
Loss on disposal of property and equipment	1	1
Minority interest	40	37
Deferred income tax (benefit) provision	6	(26)
Trading securities activity	472	(44)
Realized investment losses, net of participating policyholders’ and minority interests	813	217
Undistributed losses (earnings) of equity method investees	137	(74)
Net amortization of bond (discount) premium	(217)	(195)
Depreciation	56	46
Changes in:
Receivables, net	712	609
Accrued investment income	(54)	(26)
Deferred acquisition costs	4	1
Prepaid reinsurance premiums	(6)	21
Federal income taxes recoverable/payable	(276)	(35)
Insurance reserves	(238)	(272)
Reinsurance balances payable	(34)	(56)
Other assets	(6)	31
Other liabilities	(174)	(117)
Other, net	5	(84)

Total adjustments	1,231	42

Net cash flows provided by operating activities-continuing operations	$1,268	$729

Net cash flows used by operating activities-discontinued operations	$(7)	$(16)

Net cash flows provided by operating activities-total	$1,261	$713

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(39,989)	$(53,496)
Proceeds from fixed maturity securities:
Sales	36,545	53,003
Maturities, calls and redemptions	3,374	3,720
Purchases of equity securities	(170)	(157)
Proceeds from sales of equity securities	177	182
Change in short term investments	(165)	(963)
Change in collateral on loaned securities and derivatives	(57)	(2,768)
Change in other investments	(153)	(95)
Purchases of property and equipment	(90)	(118)
Other, net	3	(17)

Net cash flows used by investing activities-continuing operations	$(525)	$(709)

Net cash flows provided by investing activities-discontinued operations	$17	$42

Net cash flows used by investing activities-total	$(508)	$(667)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Nine months ended September 30
(In millions)	2008	2007
Cash Flows from Financing Activities:
Dividends paid to stockholders	(122)	(54)
Principal payments on debt	(150)	—
Return of investment contract account balances	(421)	(59)
Receipts on investment contract account balances	3	2
Stock options exercised	1	17
Purchase of treasury stock	(70)	—
Other, net	26	11

Net cash flows used by financing activities-continuing operations	$(733)	$(83)

Net cash flows provided by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(733)	$(83)

Effect of foreign exchange rate changes on cash-continuing operations	(6)	—

Net change in cash	14	(37)
Net cash transactions from continuing operations to discontinued operations	17	59
Net cash transactions from discontinued operations to continuing operations	(17)	(59)

Cash, beginning of year	101	124

Cash, end of period	$115	$87

Cash-continuing operations	$115	$80
Cash-discontinued operations	—	7

Cash-total	$115	$87

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine months ended September 30
(In millions)	2008	2007
Common Stock
Balance, beginning and end of period	$683	$683

Additional Paid-in Capital
Balance, beginning of period	2,169	2,166
Stock-based compensation	3	2

Balance, end of period	2,172	2,168

Retained Earnings
Balance, beginning of period	7,285	6,486
Adjustment to initially apply FASB Staff Position Technical Bulletin No. 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, net of tax	—	38
Adjustment to initially apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109	—	5

Adjusted balance, beginning of period	7,285	6,529
Dividends paid to stockholders	(122)	(54)
Net income	37	687

Balance, end of period	7,200	7,162

Accumulated Other Comprehensive Income
Balance, beginning of period	103	549
Other comprehensive loss	(2,266)	(357)

Balance, end of period	(2,163)	192

Treasury Stock
Balance, beginning of period	(39)	(58)
Purchase of treasury stock	(70)	—
Stock options exercised and other	—	19

Balance, end of period	(109)	(39)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(51)	(58)
Decrease in notes receivable for the issuance of common stock	4	7

Balance, end of period	(47)	(51)

Total Stockholders’ Equity	$7,736	$10,115

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC) and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2008.
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
The interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncement
Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3)
On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies the application of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157) in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.
FSP FAS 157-3 was effective upon issuance. The Company’s adoption of FSP FAS 157-3 had no impact on the financial condition or results of operations as of or for the three months and nine months ended September 30, 2008.

Note C. Earnings (Loss) Per Share
Earnings (loss) per share available to common stockholders is based on weighted average outstanding shares. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Approximately 1.4 million and 1.1 million shares, for the three and nine months ended September 30, 2008, and approximately 300 thousand shares, for the three and nine months ended September 30, 2007, attributable to exercises under stock-based employee compensation plans, were excluded from the calculation of diluted earnings per share because they were antidilutive.
The computation of earnings (loss) per share is as follows.
Earnings (Loss) Per Share

Period ended September 30	Three Months		Nine Months
(In millions, except per share amounts)	2008	2007	2008	2007
Income (loss) from continuing operations available to common stockholders	$(340)	$174	$27	$695

Weighted average outstanding common stock and common stock equivalents	269.0	271.6	269.6	271.5
Effect of dilutive securities, employee stock options and appreciation rights	0.1	0.3	—	0.3

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	269.1	271.9	269.6	271.8

Basic and diluted earnings (loss) per share from continuing operations available to common stockholders	$(1.26)	$0.64	$0.10	$2.56

Dividends declared per common share	$0.15	$0.10	$0.45	$0.20

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities	$501	$501	$1,495	$1,523
Short term investments	29	57	94	146
Limited partnerships	(77)	19	(70)	142
Equity securities	18	7	62	18
Income (loss) from trading portfolio (a)	(23)	(2)	(104)	41
Other	3	9	14	31

Gross investment income	451	591	1,491	1,901
Investment expense	(12)	(11)	(42)	(42)

Net investment income	$439	$580	$1,449	$1,859

(a)	The change in net unrealized losses on trading securities included in net investment income was $(6) million and $(21) million for the three and nine months ended September 30, 2008 and $(12) million and $(9) million for the three and nine months ended September 30, 2007.
The components of realized investment results for available-for-sale securities are presented in the following table.
Realized Investment Gains (Losses)

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities:
U.S. Government bonds	$34	$131	$20	$37
Corporate and other taxable bonds	(289)	(88)	(328)	(113)
Tax-exempt bonds	1	10	51	(43)
Asset-backed bonds	(61)	(81)	(218)	(191)
Redeemable preferred stock	—	(11)	—	(12)

Total fixed maturity securities	(315)	(39)	(475)	(322)
Equity securities	(376)	16	(405)	30
Derivative securities	35	(45)	47	62
Short term investments	4	5	11	5
Other	1	6	9	8

Realized investment losses, net of participating policyholders’ and minority interests	$(651)	$(57)	$(813)	$(217)

For the three months ended September 30, 2008, other-than-temporary impairment (OTTI) losses of $584 million were recorded primarily in the non-redeemable preferred equity securities and corporate and other taxable bonds sectors. This compared to OTTI losses for the three months ended September 30, 2007 of $188 million recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. The OTTI losses for 2008 were primarily driven by credit issues.
For the three months ended September 30, 2008, the Company recorded realized investment losses, including OTTI losses, of $305 million related to securities issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), $100 million related to securities issued by Washington Mutual, $96 million related to securities issued by Icelandic banks and $35 million related to securities issued by American International Group.

Realized investment losses for the nine months ended September 30, 2008 included OTTI losses of $840 million, recorded primarily in the non-redeemable preferred equity securities, corporate and other taxable bonds and asset-backed bonds sectors. This compared to OTTI losses for the nine months ended September 30, 2007 of $451 million recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. The OTTI losses for 2008 were primarily driven by credit issues.
The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.
The following tables provide a summary of fixed maturity and equity securities investments. In 2008, the Company re-evaluated its classification of preferred stocks between redeemable and non-redeemable and determined that certain securities that were previously classified as redeemable preferred stock have characteristics similar to equities. These securities are presented as preferred stock securities included in Equity securities in the September 30, 2008 Condensed Consolidated Balance Sheet.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
September 30, 2008	Amortized	Unrealized	Less than	12 Months	Fair
(In millions)	Cost	Gains	12 Months	or Greater	Value
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,431	$88	$1	$—	$1,518
Asset-backed securities	9,982	27	484	746	8,779
States, municipalities and political subdivisions — tax-exempt securities	7,781	21	596	240	6,966
Corporate bonds	9,495	73	797	352	8,419
Other debt securities	3,618	59	193	103	3,381
Redeemable preferred stock	72	3	2	—	73

Total fixed maturity securities available-for-sale	32,379	271	2,073	1,441	29,136

Total fixed maturity securities trading	40	—	—	—	40

Equity securities available-for-sale:
Common stock	213	187	9	2	389
Preferred stock	896	—	157	167	572

Total equity securities available-for-sale	1,109	187	166	169	961

Total	$33,528	$458	$2,239	$1,610	$30,137

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
December 31, 2007	Amortized	Unrealized	Less than	12 Months	Fair
(In millions)	Cost	Gains	12 Months	or Greater	Value
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$594	$93	$—	$—	$687
Asset-backed securities	11,776	39	223	183	11,409
States, municipalities and political subdivisions — tax-exempt securities	7,615	144	82	2	7,675
Corporate bonds	8,867	246	149	12	8,952
Other debt securities	4,143	208	48	4	4,299
Redeemable preferred stock	1,216	2	160	—	1,058

Total fixed maturity securities available-for-sale	34,211	732	662	201	34,080

Total fixed maturity securities trading	177	—	—	—	177

Equity securities available-for-sale:
Common stock	246	207	1	—	452
Preferred stock	120	7	11	—	116

Total equity securities available-for-sale	366	214	12	—	568

Total	$34,754	$946	$674	$201	$34,825

The following table summarizes, for available-for-sale fixed income securities, preferred stocks and common stocks in an unrealized loss position at September 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	September 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
Investment grade:
0-6 months	$10,068	$698	$4,771	$228
7-12 months	6,269	1,048	1,584	193
13-24 months	2,775	937	690	57
Greater than 24 months	1,880	325	3,869	138

Total investment grade	20,992	3,008	10,914	616

Non-investment grade:
0-6 months	1,037	122	1,527	73
7-12 months	839	203	125	8
13-24 months	798	168	26	4
Greater than 24 months	16	11	9	2

Total non-investment grade	2,690	504	1,687	87

Total fixed income securities	23,682	3,512	12,601	703

Redeemable and non-redeemable preferred stocks:
0-6 months	21	3	893	143
7-12 months	371	156	104	28
13-24 months	172	167	—	—
Greater than 24 months	—	—	—	—

Total preferred stocks	564	326	997	171

Common stocks:
0-6 months	12	9	34	1
7-12 months	1	—	1	—
13-24 months	11	2	—	—
Greater than 24 months	3	—	3	—

Total common stocks	27	11	38	1

Total	$24,273	$3,849	$13,636	$875

At September 30, 2008, the fair value of the general account fixed maturities was $29,176 million, representing 79% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $3,514 million in gross unrealized losses, consisting of asset-backed securities which represented 35%, corporate bonds which represented 33%, tax-exempt bonds which represented 24%, and all other fixed maturity securities which represented 8%. The gross unrealized loss for any single issuer was no greater than 0.3% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,520 securities which were, in aggregate, approximately 13% below amortized cost.
Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at September 30, 2008 or December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of September 30, 2008 is presented below.

Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the Company’s portfolio.
The majority of the holdings in this category are collateralized mortgage obligations (CMOs) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 662 securities in a gross unrealized loss position aggregating $1,226 million. Of these securities in a gross unrealized loss position, 61% are rated AAA, 17% are rated AA, 16% are rated A, 4% are rated BBB and 2% are non-investment grade (rated BB or lower). The aggregate severity of the unrealized loss was approximately 14% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The securities in this category are modeled in order to evaluate the risks of default on the performance of the underlying collateral. Within this analysis multiple factors are analyzed including probable risk of default, loss severity upon a default, payment delinquency, over collateralization and interest coverage triggers, credit support from lower-rated tranches and rating agency actions amongst others. Securities are modeled against base-case and reasonable stress scenarios of probable default activity, given current market conditions, and then analyzed for potential impact to our particular holdings. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of September 30, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20, which have a gross unrealized loss of $299 million. For the three and nine months ended September 30, 2008, there were OTTI losses of $30 million and $209 million recorded on asset-backed securities, $14 million and $147 million of which related to specific EITF 99-20 securities for which the most recent evaluation did show an adverse change in cash flows.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 183 agency mortgage-backed pass-through securities and 2 agency CMOs in an unrealized loss position aggregating $4 million as of September 30, 2008. The cumulative unrealized losses on these securities was approximately 4% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2008.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investments in tax-exempt municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector of the market were driven by significant selling pressure in the market particularly late in the third quarter. This selling pressure was caused by a combination of factors that resulted in forced liquidations of municipal positions that increased supply while demand was decreasing. These conditions increased the yields of the sector far above historical norms sending prices down and increasing the Company’s unrealized losses. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 821 securities in a gross unrealized loss position aggregating $836 million with all of these unrealized losses related to investment grade securities (rated BBB- or higher including the impact of mono-line insurance) where the cash flows are supported by the credit of the issuer. The aggregate severity of the unrealized losses was approximately 12% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2008. For the three and nine months ended September 30, 2008, there were OTTI losses of $1 million recorded on tax-exempt municipal securities.
Corporate Bonds
The holdings in this category include 681 securities in a gross unrealized loss position aggregating $1,149 million. Of the unrealized losses in this category, 62% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 14% of amortized cost. Within corporate bonds, the industry sectors with the largest gross unrealized losses were financial, consumer cyclical, communications, consumer non-cyclical and utilities, which as a percentage of total gross unrealized losses were approximately 32%, 19%, 17%, 8% and 8% at September 30, 2008. The decline in fair value was primarily attributable to deterioration and volatility in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. The Company monitors the financial performance of the corporate bond issuers for potential factors that may cause a change in outlook and addresses securities that are deemed to be OTTI promptly. Because these declines were not related to any issuer specific credit events, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2008. For the three and nine months ended September 30, 2008, there were OTTI losses of $105 million and $136 million recorded on corporate bonds.
Preferred Stock
The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 96% of the gross unrealized losses in this category come from securities issued by financial institutions, 3% from utilities and less than 1% from communications. The holdings in this category include 39 securities in a gross unrealized loss position aggregating $326 million. Of these securities in a gross unrealized loss position, 56% are rated A, 40% are rated BBB and 4% are rated lower than BBB. The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of the securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company has recorded other-than-temporary impairment losses on securities of those issuers that have been placed in conservatorship, have been acquired or have shown signs of other-than-temporary credit deterioration. The Company has been monitoring the capital raising efforts of the issuers in this sector, their ability to continue paying dividends and all other relevant news and believes, given current facts and circumstances, the remaining issuers in this sector with unrealized losses are sufficiently capitalized and will recover in value. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at September 30, 2008. This evaluation was made on the basis that these securities possess characteristics similar to debt securities. For the three and nine months ended September 30, 2008, there were OTTI losses of $255 million and $263 million recorded on preferred stock, primarily on Freddie Mac and Fannie Mae.
Investment Commitments
As of September 30, 2008, the Company had committed approximately $331 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2008, the Company had commitments to purchase $20 million and had no commitments to sell various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2008, the Company had obligations on unfunded bank loan participations in the amount of $20 million.
Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments held at September 30, 2008 and 2007 follows.
Recognized Gains (Losses)

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
General account
Without hedge designation
Interest rate swaps	$4	$(68)	$6	$30
Credit default swaps — purchased protection	53	47	64	65
Credit default swaps — sold protection	(4)	(22)	(13)	(30)
Futures purchased	—	7	—	7
Futures sold, not yet purchased	(23)	(8)	(12)	(8)
Currency forwards	—	(1)	—	(2)
Commitments to purchase government and municipal securities (TBAs)	3	(1)	3	—
Options embedded in convertible debt securities	1	1	1	1
Equity warrants	—	—	(2)	—

Trading activities
Futures purchased	(18)	5	(96)	32
Futures sold, not yet purchased	—	(1)	1	—
Currency forwards	—	1	1	—

Total	$16	$(40)	$(47)	$95

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/
September 30, 2008	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
General account
Without hedge designation
Credit default swaps — purchased protection	$355	$55	$(2)
Credit default swaps — sold protection	198	—	(44)
Currency forwards	12	—	—
Commitments to purchase government and municipal securities (TBAs)	95	3	—
Equity warrants	4	—	—

Trading activities
Futures purchased	203	—	—

Total general account	$867	$58	$(46)

Derivative Financial Instruments

	Contractual/
December 31, 2007	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
General account
Without hedge designation
Interest rate swaps	$451	$—	$(27)
Credit default swaps — purchased protection	928	61	(4)
Credit default swaps — sold protection	226	1	(31)
Equity warrants	4	2	—
Options embedded in convertible debt securities	3	—	—

Trading activities
Futures purchased	791	—	(4)
Futures sold, not yet purchased	135	—	—
Currency forwards	44	2	(1)

Total general account	$2,582	$66	$(67)

The Company does not offset its derivative positions against the fair value of the collateral provided or collateral received. The fair value of cash collateral provided by the Company was $39 million and $64 million at September 30, 2008 and December 31, 2007. The fair value of cash collateral received from counterparties was $6 million and $10 million at September 30, 2008 and December 31, 2007.
Counterparty credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized estimated fair value of assets in the above table. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives across multiple counterparties. For over-the-counter derivative transactions, International Swaps and Derivatives Association (ISDA) Master Agreements are in place that allow for the exchange of collateral based on the amount of exposure and credit ratings of the counterparty.
Options embedded in convertible debt securities are classified as Fixed maturity securities on the Condensed Consolidated Balance Sheets, consistent with the host instruments.
Credit Default Swaps
The Company utilizes credit default swaps (CDS), which involve the transfer of credit risk from one party to another in exchange for period payments, to manage credit risk within its overall approach to portfolio management. The Company may purchase CDS protection to mitigate default risk and credit deterioration for fixed income and preferred stock holdings in the investment portfolio. The Company may also sell CDS protection for the purpose of replicating fixed income securities in the cash market where supply is limited in certain issuers or it is more beneficial to transact in the derivative markets. In all cases, the underlying reference obligations for the CDS transactions are single name entities or established indices.

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
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are not observable.
The Company attempts to establish fair value as an exit price in an orderly transaction consistent with normal settlement market conventions. The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates including: discounted cash flow models, prices from recently executed transactions of similar securities, or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company’s assumptions as to what market participants would use to value the securities. The Company also uses pricing services as a significant source of data. The Company monitors all the pricing inputs to determine if the markets from which the data is gathered are active. As further validation of the Company’s valuation process, the Company samples its past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
September 30, 2008				Assets/(Liabilities)
(In millions)	Level 1	Level 2	Level 3	at fair value
Assets
Fixed maturity securities	$1,581	$24,613	$2,982	$29,176
Equity securities	632	115	214	961
Derivative financial instruments, included in Other invested assets	—	3	55	58
Short term investments	3,496	1,253	—	4,749
Life settlement contracts, included in Other assets	—	—	121	121
Discontinued operations investments, included in Other assets	77	69	20	166
Separate account business	44	338	43	425

Total assets	$5,830	$26,391	$3,435	$35,656

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(46)	$(46)

Total liabilities	$—	$—	$(46)	$(46)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and presents changes in unrealized gains or losses recorded in net income for the three months ended September 30, 2008 for Level 3 assets and liabilities.

			Net realized				Unrealized
		Net realized	investment gains				gains (losses)
		investment gains	(losses) and net				recorded in
		(losses) and net	change in				net income
		change in	unrealized				on level 3
		unrealized	appreciation	Purchases,			assets and
		appreciation	(depreciation)	sales,			liabilities
		(depreciation)	included in other	issuances	Net transfers	Balance at	held at
Level 3	Balance at	included in net	comprehensive	and	in (out) of	September	September
(In millions)	July 1, 2008	income*	income	settlements	level 3	30, 2008	30, 2008*
Fixed maturity securities	$3,213	$(27)	$(103)	$(152)	$51	$2,982	$(23)
Equity securities	261	—	(1)	(23)	(23)	214	—
Derivative financial instruments, net	(67)	54	—	22	—	9	76
Short term investments	—	—	—	—	—	—	—
Life settlement contracts	118	4	—	(1)	—	121	3
Discontinued operations investments	23	—	(2)	(1)	—	20	—
Separate account business	45	—	(7)	(1)	6	43	—

Total	$3,593	$31	$(113)	$(156)	$34	$3,389	$56

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and presents changes in unrealized gains or losses recorded in net income for the nine months ended September 30, 2008 for Level 3 assets and liabilities.

			Net realized				Unrealized
		Net realized	investment gains				gains (losses)
		investment gains	(losses) and net				recorded in
		(losses) and net	change in				net income
		change in	unrealized				on level 3
		unrealized	appreciation	Purchases,			assets and
		appreciation	(depreciation)	sales,			liabilities
	Balance at	(depreciation)	included in other	issuances	Net transfers	Balance at	held at
Level 3	January 1,	included in net	comprehensive	and	in (out) of	September	September
(In millions)	2008	income*	income	settlements	level 3	30, 2008	30, 2008*
Fixed maturity securities	$2,684	$(150)	$(373)	$(68)	$889	$2,982	$(158)
Equity securities	196	(2)	(4)	25	(1)	214	(4)
Derivative financial instruments, net	2	55	—	(48)	—	9	7
Short term investments	85	—	—	—	(85)	—	—
Life settlement contracts	115	34	—	(28)	—	121	8
Discontinued operations investments	42	—	(2)	(3)	(17)	20	—
Separate account business	30	—	(11)	(2)	26	43	—

Total	$3,154	$(63)	$(390)	$(124)	$812	$3,389	$(147)

*	Net realized and unrealized gains and losses shown above are reported in net income as follows:

Major Category of Assets and Liabilities	Consolidated Statement of Operations Line Items
Fixed maturity securities	Net investment income and Realized investment gains (losses)

Equity securities	Realized investment gains (losses)

Derivative financial instruments (Assets)	Realized investment gains (losses)

Life settlement contracts	Other revenues

Derivative financial instruments (Liabilities)	Realized investment gains (losses)
Securities transferred into Level 3 for the three months ended September 30, 2008 relate primarily to securities for which broker quotes based on unobservable market information have become a significant input to the valuation process. For the nine months ended September 30, 2008, securities transferred into Level 3 relate primarily to tax-exempt auction rate certificates, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs.
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
Level 3 securities include one equity security, which represents 83% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model, which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
Derivative Financial Instruments
Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market spot rates. Over-the-counter (OTC) derivatives, principally credit default swaps, currency forwards and options, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments. OTC derivatives are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

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
Discontinued Operations Investments
Assets relating to CNA’s discontinued operations include fixed maturity securities and short term investments. The valuation methodologies for these asset types have been described above.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses related to events occurring for the three and nine months ended September 30, 2008, net of reinsurance, were $248 million and $348 million. Catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. Catastrophe losses related to events occurring for the three and nine months ended September 30, 2007, net of reinsurance, were $10 million and $54 million. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	September 30, 2008		December 31, 2007
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution
Gross reserves	$2,155	$309	$2,352	$367
Ceded reserves	(940)	(115)	(1,030)	(125)

Net reserves	$1,215	$194	$1,322	$242

Asbestos
The Company recorded $18 million and $6 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008 and 2007. The Company paid asbestos-related claims, net of reinsurance recoveries, of $125 million and $121 million for the nine months ended September 30, 2008 and 2007.
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
Certain asbestos claim litigation in which CNA is currently engaged is described below:
On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow-Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. Several insurers have appealed that ruling; that appeal is pending at this time.

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
On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. While the confirmation hearing has not been scheduled, W.R. Grace expects the hearing to occur in 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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

Environmental Pollution
The Company recorded $3 million and $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008 and 2007. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $51 million and $31 million for the nine months ended September 30, 2008 and 2007.
Net Prior Year Development
The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below excludes the impact of increases or decreases in the allowance for uncollectible reinsurance, but includes the impact of commutations.
Three Month Comparison
Net Prior Year Development
Three months ended September 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(4)	$(68)	$1	$(71)
A&E	—	—	13	13

Pretax unfavorable (favorable) net prior year development before impact of premium development	(4)	(68)	14	(58)

Pretax unfavorable (favorable) premium development	3	(2)	(3)	(2)

Total pretax unfavorable (favorable) net prior year development	$(1)	$(70)	$11	$(60)

Net Prior Year Development
Three months ended September 30, 2007

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(67)	$3	$4	$(60)
A&E	—	—	3	3

Pretax unfavorable (favorable) net prior year development before impact of premium development	(67)	3	7	(57)

Pretax unfavorable (favorable) premium development	(5)	(3)	(2)	(10)

Total pretax unfavorable (favorable) net prior year development	$(72)	$—	$5	$(67)

2008 Net Prior Year Development
Standard Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.
For general liability excluding construction defect, $228 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claims handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property exposures, $31 million of favorable development was primarily the result of decreased frequency and severity in recent years. The remaining favorable development was the result of favorable experience across several miscellaneous coverages in Standard Lines.
Unfavorable development of $248 million for workers’ compensation was primarily the result of the impact of claim cost inflation on lifetime medical and home health care claims in accident years 1999 and prior. The changes were driven by increased life expectancy due to advances in medical care and increasing medical inflation. Unfavorable development of $161 million for large account business was also driven primarily by workers’ compensation claim cost inflation primarily in accident years 2001 and prior. Unfavorable development of $90 million on excess workers’ compensation was due to claims in accident years 2002 and prior. Increasing medical inflation, increased life expectancy resulting from advances in medical care, and reviews of individual claims have resulted in higher cost estimates of existing claims and a higher estimate of the number of claims expected to reach excess layers. The remaining unfavorable development was driven primarily by commercial auto liability coverages in recent accident years due to an increase in frequency.
Specialty Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability and surety business, partially offset by unfavorable experience in professional liability coverages.
Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for healthcare facilities and medical technology firms. Favorable development of approximately $22 million for surety coverages was due to better than expected frequency in accident years 2002 through 2006. The remaining favorable development was due primarily to favorable outcomes on individual claims in accident years 2004 through 2006 for miscellaneous professional and general liability coverages.
Unfavorable development of approximately $18 million for professional liability coverages was primarily due to an increase in the frequency of large claims in older accident years.
Corporate & Other Non-Core
The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the commutation of a ceded reinsurance arrangement. The unfavorable development was offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development
Standard Lines
Approximately $42 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006.
Approximately $25 million of favorable claim and allocated claim adjustment expense development was recorded related to property exposures, primarily due to decreased frequency and severity on claims in accident years 2005 and 2006. The severity change was driven by decreased incurred losses as a result of changes in individual claims reserve estimates.
Nine Month Comparison
Net Prior Year Development
Nine months ended September 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(54)	$(50)	$9	$(95)
A&E	—	—	21	21

Pretax unfavorable (favorable) net prior year development before impact of premium development	(54)	(50)	30	(74)

Pretax unfavorable (favorable) premium development	4	(20)	(3)	(19)

Total pretax unfavorable (favorable) net prior year development	$(50)	$(70)	$27	$(93)

Net Prior Year Development
Nine months ended September 30, 2007

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(74)	$(4)	$12	$(66)
A&E	—	—	7	7

Pretax unfavorable (favorable) net prior year development before impact of premium development	(74)	(4)	19	(59)

Pretax unfavorable (favorable) premium development	(15)	(13)	(5)	(33)

Total pretax unfavorable (favorable) net prior year development	$(89)	$(17)	$14	$(92)

2008 Net Prior Year Development
Standard Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages including marine exposures, partially offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.
For general liability excluding construction defect, $254 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claims handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property coverages including marine exposures, approximately $95 million of favorable development was primarily the result of decreased frequency and severity in recent years. The $95 million of favorable property and marine development includes approximately $29 million due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005.
Unfavorable development of $248 million for workers’ compensation was primarily the result of the impact of claim cost inflation on lifetime medical and home health care claims in accident years 1999 and prior. The changes were driven by increased life expectancy due to advances in medical care and increasing medical inflation. Unfavorable development of $161 million for large account business was also driven primarily by workers’ compensation claim cost inflation primarily in accident years 2001 and prior. Unfavorable development of $114 million on excess workers’ compensation was due to claims in accident years 2002 and prior. Increasing medical inflation, increased life expectancy resulting from advances in medical care, and reviews of individual claims have resulted in higher cost estimates of existing claims and a higher estimate of the number of claims expected to reach excess layers.
Specialty Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, professional liability coverages in recent years, and surety business, partially offset by unfavorable experience in professional liability coverages in older years.
Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for healthcare facilities and medical technology firms. Approximately $22 million of favorable development was recorded for professional liability coverages due primarily to favorable outcomes on individual claims in accident years 2004 through 2006. Favorable development of approximately $14 million for surety coverages was due to better than expected frequency in accident years 2002 through 2006.
Unfavorable development of approximately $33 million for professional liability coverages was primarily due to an increase in the frequency of large claims in older accident years.
The favorable premium development is primarily the result of a change in ultimate premiums within a foreign affiliate’s property and financial lines.

Corporate & Other Non-Core
The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutations of certain ceded reinsurance arrangements. The unfavorable development was offset by a release of a previously established allowance for uncollectible reinsurance.
2007 Net Prior Year Development
Standard Lines
Approximately $42 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006. In addition, approximately $14 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on retrospectively rated large account policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity.
Approximately $58 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual claims reserve estimates.
Approximately $42 million of favorable premium development was recorded mainly as a result of additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was partially offset by $27 million of unfavorable claim and claim adjustment expense reserve development related to this premium.
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
Specialty Lines
Approximately $9 million of favorable claim and claim adjustment expense reserve development was recorded in the excess and surplus line of business. This favorable development was primarily related to improved frequency and severity on excess general liability claims across several accident years.
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

Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument, if granted, will be held on April 20, 2009. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff seeks damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The Court dismissed some of the claims against CCC as a matter of law. Pretrial proceedings are ongoing and no trial date has been set. CCC believes it has meritorious defenses to the claims in this action and continues to defend the case vigorously. However, adverse developments could have a material adverse effect on CNA’s business, results of operations and/or equity.
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The appellants’ brief is due to be filed on December 22, 2008. The Company believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.
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
The following table summarizes the amounts receivable from reinsurers at September 30, 2008 and December 31, 2007.

Components of reinsurance receivables
(In millions)	September 30, 2008	December 31, 2007
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$6,468	$7,056
Ceded future policy benefits	946	987
Ceded policyholders’ funds	41	43
Reinsurance receivables related to paid losses	543	603

Reinsurance receivables	7,998	8,689
Allowance for uncollectible reinsurance	(387)	(461)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$7,611	$8,228

The Company has established an allowance for uncollectible reinsurance receivables. During the third quarter of 2008, the Company revised its estimate of the required allowance for uncollectible reinsurance receivables resulting in a release of $42 million. There were no significant changes in the allowance for uncollectible reinsurance for the nine months ended September 30, 2007. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits in the Condensed Consolidated Statements of Operations.

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
CNA’s funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans. The assets of the plans are invested primarily in U.S. government securities, limited partnerships, equity securities, and short term investments.
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred.
The components of net periodic benefit costs are presented in the following table.
Net Periodic Benefit Costs

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Pension benefits
Service cost	$5	$5	$15	$17
Interest cost on projected benefit obligation	37	36	110	109
Expected return on plan assets	(45)	(43)	(134)	(130)
Prior service cost amortization	—	—	—	1
Actuarial loss	1	2	3	8

Net periodic pension (benefit) cost	$(2)	$—	$(6)	$5

Postretirement benefits
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	2	6	7
Prior service cost amortization	(3)	(4)	(11)	(13)
Actuarial loss	—	1	1	2

Net periodic postretirement benefit	$(1)	$(1)	$(3)	$(3)

For the nine months ended September 30, 2008, $65 million of contributions have been made to the pension plans and $9 million to the postretirement healthcare and life insurance benefit plans. CNA plans to contribute an additional $1 million to the pension plans and $2 million to the postretirement healthcare and life insurance benefit plans during the remainder of 2008.

Note K. Operating Leases, Other Commitments and Contingencies, and Guarantees
Operating Leases
The Company is obligated to make future payments totaling approximately $229 million for non-cancelable operating leases primarily for office space. Estimated future minimum payments under these contracts are as follows: $13 million in 2008; $45 million in 2009; $41 million in 2010; $36 million in 2011; $30 million in 2012; and $64 million in 2013 and beyond.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2008 that the Company could be required to pay under this guarantee are approximately $172 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2008, there were approximately $6 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $11 million as of September 30, 2008. Estimated future minimum payments under these contracts are $9 million in 2008, $1 million in 2009 and $1 million in 2010.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2008, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of September 30, 2008 and December 31, 2007, the Company has recorded approximately $23 million and $27 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $80 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.9 million over 26 years and redemption of $30 million of preferred securities.
Note L. Comprehensive Income (Loss)
The components of comprehensive income (loss) are shown below.
Comprehensive Income (Loss)

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Net income (loss)	$(331)	$174	$37	$687

Other comprehensive income (loss):
Change in unrealized gains (losses) on general account investments:
Holding gains (losses) arising during the period, net of tax (expense) benefit of $677, $10, $1,240 and $156	(1,253)	(19)	(2,294)	(291)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of ($22), $25, ($26) and $58	41	(45)	48	(107)

Net change in unrealized gains (losses) on general account investments, net of tax (expense) benefit of $655, $35, $1,214 and $214	(1,212)	(64)	(2,246)	(398)
Net change in unrealized gains (losses) on discontinued operations and other, net of tax (expense) benefit of $1, $0, $3 and $0	(3)	1	(3)	—
Net change in foreign currency translation adjustment	(44)	24	(53)	29
Net change related to pensions and postretirement benefits, net of tax (expense) benefit of ($2), $0, $1 and ($1)	(2)	(2)	(5)	1
Allocation to participating policyholders’ and minority interests	19	(2)	41	11

Other comprehensive income (loss), net of tax (expense) benefit of $654, $35, $1,218 and $213	(1,242)	(43)	(2,266)	(357)

Total comprehensive income (loss)	$(1,573)	$131	$(2,229)	$330

Note M. Business Segments
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended				Corporate
September 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$762	$882	$154	$2	$(1)	$1,799
Net investment income	136	121	135	47	—	439
Other revenues	13	59	(1)	1	—	72

Total operating revenues	911	1,062	288	50	(1)	2,310

Claims, benefits and expenses:
Net incurred claims and benefits	734	516	294	(19)	—	1,525
Policyholders’ dividends	(10)	2	2	—	—	(6)
Amortization of deferred acquisition costs	174	177	4	—	—	355
Other insurance related expenses	87	79	51	6	(1)	222
Other expenses	20	52	7	26	—	105

Total claims, benefits and expenses	1,005	826	358	13	(1)	2,201

Operating income (loss) from continuing operations before income tax and minority interest	(94)	236	(70)	37	—	109
Income tax (expense) benefit on operating income (loss)	41	(74)	34	(11)	—	(10)
Minority interest	—	(17)	—	1	—	(16)

Net operating income (loss) from continuing operations	(53)	145	(36)	27	—	83

Realized investment losses, net of participating policyholders’ and minority interests	(178)	(116)	(298)	(59)	—	(651)
Income tax benefit on realized investment losses	63	41	104	20	—	228

Income (loss) from continuing operations	$(168)	$70	$(230)	$(12)	$—	$(340)

Three months ended				Corporate
September 30, 2007	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$841	$885	$156	$1	$(1)	$1,882
Net investment income	209	152	145	74	—	580
Other revenues	9	50	16	4	—	79

Total operating revenues	1,059	1,087	317	79	(1)	2,541

Claims, benefits and expenses:
Net incurred claims and benefits	511	556	463	40	—	1,570
Policyholders’ dividends	4	1	—	—	—	5
Amortization of deferred acquisition costs	190	190	4	—	—	384
Other insurance related expenses	82	45	48	1	(1)	175
Other expenses	12	44	17	31	—	104

Total claims, benefits and expenses	799	836	532	72	(1)	2,238

Operating income (loss) from continuing operations before income tax and minority interest	260	251	(215)	7	—	303
Income tax (expense) benefit on operating income (loss)	(82)	(82)	84	5	—	(75)
Minority interest	—	(16)	—	—	—	(16)

Net operating income (loss) from continuing operations	178	153	(131)	12	—	212

Realized investment losses, net of participating policyholders’ and minority interests	(29)	(13)	(9)	(6)	—	(57)
Income tax benefit on realized investment losses	10	4	3	2	—	19

Income (loss) from continuing operations	$159	$144	$(137)	$8	$—	$174

Nine months ended				Corporate
September 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$2,313	$2,614	$460	$2	$(3)	$5,386
Net investment income	499	408	376	166	—	1,449
Other revenues	42	166	20	12	—	240

Total operating revenues	2,854	3,188	856	180	(3)	7,075

Claims, benefits and expenses:
Net incurred claims and benefits	1,877	1,641	822	28	—	4,368
Policyholders’ dividends	(3)	10	5	—	—	12
Amortization of deferred acquisition costs	528	545	10	—	—	1,083
Other insurance related expenses	193	182	152	8	(3)	532
Other expenses	44	144	17	87	—	292

Total claims, benefits and expenses	2,639	2,522	1,006	123	(3)	6,287

Operating income (loss) from continuing operations before income tax and minority interest	215	666	(150)	57	—	788
Income tax (expense) benefit on operating income (loss)	(49)	(212)	81	(14)	—	(194)
Minority interest	—	(40)	—	—	—	(40)

Net operating income (loss) from continuing operations	166	414	(69)	43	—	554

Realized investment losses, net of participating policyholders’ and minority interests	(254)	(154)	(321)	(84)	—	(813)
Income tax benefit on realized investment losses	89	55	112	30	—	286

Income (loss) from continuing operations	$1	$315	$(278)	$(11)	$—	$27

September 30, 2008 (In millions)
Reinsurance receivables	$2,282	$1,541	$2,011	$2,164	$—	$7,998

Insurance receivables	$1,341	$785	$13	$21	$—	$2,160

Insurance reserves:
Claim and claim adjustment expenses	$12,157	$8,364	$2,930	$4,572	$—	$28,023
Unearned premiums	1,470	1,919	159	3	(1)	3,550
Future policy benefits	—	—	7,442	—	—	7,442
Policyholders’ funds	13	7	433	—	—	453

Deferred acquisition costs	$309	$374	$474	$—	$—	$1,157

Nine months ended				Corporate
September 30, 2007	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$2,546	$2,600	$469	$5	$(3)	$5,617
Net investment income	664	463	494	238	—	1,859
Other revenues	32	139	34	6	—	211

Total operating revenues	3,242	3,202	997	249	(3)	7,687

Claims, benefits and expenses:
Net incurred claims and benefits	1,685	1,630	1,062	111	—	4,488
Policyholders’ dividends	3	5	—	—	—	8
Amortization of deferred acquisition costs	575	549	13	—	—	1,137
Other insurance related expenses	243	134	143	16	(3)	533
Other expenses	36	125	34	98	—	293

Total claims, benefits and expenses	2,542	2,443	1,252	225	(3)	6,459

Operating income (loss) from continuing operations before income tax and minority interest	700	759	(255)	24	—	1,228
Income tax (expense) benefit on operating income (loss)	(222)	(249)	113	4	—	(354)
Minority interest	—	(36)	—	(1)	—	(37)

Net operating income (loss) from continuing operations	478	474	(142)	27	—	837

Realized investment losses, net of participating policyholders’ and minority interests	(116)	(62)	(26)	(13)	—	(217)
Income tax benefit on realized investment losses	40	21	9	5	—	75

Income (loss) from continuing operations	$402	$433	$(159)	$19	$—	$695

December 31, 2007 (In millions)
Reinsurance receivables	$2,269	$1,819	$2,201	$2,400	$—	$8,689

Insurance receivables	$1,664	$605	$26	$(11)	$—	$2,284

Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,403	$3,027	$5,110	$—	$28,588
Unearned premiums	1,483	1,948	162	5	—	3,598
Future policy benefits	—	—	7,106	—	—	7,106
Policyholders’ funds	26	1	903	—	—	930

Deferred acquisition costs	$311	$365	$485	$—	$—	$1,161

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenue by Line of Business

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Standard Lines
Business Insurance	$140	$162	$450	$472
Commercial Insurance	593	868	2,150	2,654

Standard Lines revenue	733	1,030	2,600	3,126

Specialty Lines
U.S. Specialty Lines	547	670	1,834	1,990
Surety	121	125	356	352
Warranty	70	75	218	219
CNA Global	208	204	626	579

Specialty Lines revenue	946	1,074	3,034	3,140

Life & Group Non-Core
Life & Annuity	(18)	47	15	226
Health	11	241	491	693
Other	(3)	20	29	52

Life & Group Non-Core revenue	(10)	308	535	971

Corporate & Other Non-Core
CNA Re	—	24	32	96
Other	(9)	49	64	140

Corporate & Other Non-Core revenue	(9)	73	96	236

Eliminations	(1)	(1)	(3)	(3)

Total revenue	$1,659	$2,484	$6,262	$7,470

Note N. Statutory Accounting Practices
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2008, CCC is in a negative earned surplus position. Any future dividend payments made during 2008 would be subject to the Department’s prior approval.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of September 30, 2008 and December 31, 2007, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)		Statutory Net Income (Loss)
			Three months ended September 30		Nine months ended September 30
	September 30, 2008	December 31, 2007	2008	2007	2008	2007
(In millions)
Property and casualty companies (a)	$7,967	$8,511	$(259)	$164	$—	$570
Life company	514	471	(26)	(3)	5	26

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.
In conformity with accounting practices prescribed by insurance regulatory authorities, preliminary statutory capital and surplus as of September 30, 2008, presented above, reflects the impact of a $1 billion surplus note, which will be issued subsequent to September 30, 2008 but prior to the filing of CCC’s third quarter statutory statements. See Note P for further discussion.

Note O. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of September 30, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly-owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.
Results of the discontinued operations were as follows.
Discontinued Operations

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Revenues:
Net investment income	$2	$2	$6	$11
Realized investment gains and other	1	2	3	4

Total revenues	3	4	9	15
Insurance related expenses	3	3	8	23

Income (loss) before income taxes	—	1	1	(8)
Income tax (expense) benefit	9	(1)	9	—

Income (loss) from discontinued operations, net of tax	$9	$—	$10	$(8)

In the third quarter of 2008, the Company recognized a change in estimate of the tax benefit related to the 2007 sale of the Company’s United Kingdom discontinued operations subsidiary.
Net assets of discontinued operations, included in Other assets on the Condensed Consolidated Balance Sheets, were as follows.
Discontinued Operations

(In millions)	September 30, 2008	December 31, 2007
Assets:
Investments	$166	$185
Reinsurance receivables	6	1
Cash	—	7
Other assets	1	4

Total assets	173	197

Liabilities:
Insurance reserves	168	172
Other liabilities	4	2

Total liabilities	172	174

Net assets of discontinued operations	$1	$23

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At September 30, 2008 and December 31, 2007, the insurance reserves are net of discount of $76 million and $73 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

Note P. Subsequent Events
CNAF Preferred Issue and CCC Surplus Note
Under an agreement executed effective on October 27, 2008, CNA will issue, and Loews has agreed to purchase, 12,500 shares of CNAF non-voting cumulative senior preferred stock (Preferred Issue) for $1.25 billion. The terms of the Preferred Issue were approved by a special review committee of independent members of CNAF’s Board of Directors. The principal terms of the Preferred Issue are as follows:
•	The Preferred Issue is perpetual and is senior to CNAF’s common stock and any future preferred stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up.

•	No dividends may be declared on CNAF’s common stock or any future preferred stock until the Preferred Issue has been paid in full. As such, the Company has suspended its quarterly dividend payment.

•	The Preferred Issue is not convertible into any other securities and may only be redeemed upon the mutual agreement of the Company and Loews.

•	The Preferred Issue accrues cumulative dividends at an initial rate of 10% per year. On the fifth anniversary of the issuance and every five years thereafter, the dividend rate will increase to the higher of 10% or the then current 10-year U.S. Treasury yield plus 700 basis points.

•	Dividends are payable quarterly and any dividends not paid when due will be compounded quarterly.
As a private placement, the Preferred Issue is exempt from registration under Section 4(2) of the Securities Act. CNAF will use the proceeds from the Preferred Issue to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance. The surplus note of CCC will have a term of 20 years and will accrue interest at a rate of 10% per year. In conformity with accounting practices prescribed by insurance regulatory authorities, CCC’s preliminary statutory capital and surplus as of September 30, 2008, presented in Note N, reflects the impact of the surplus note, which will be issued subsequent to September 30, 2008 but prior to the filing of CCC’s third quarter statutory statements.
Limited Partnership Investments
The Company’s limited partnership investments consist of 82 individual partnerships which cover a broad range of investment strategies including fixed income arbitrage, global arbitrage, long/short equity, relative value, multi-strategy and private equity. The investments across partnerships and investment strategies provide for risk diversification within the limited partnership portfolio and the overall investment portfolio. These strategies consist primarily of underlying marketable securities and may include low levels of leverage and the use of derivatives which may potentially introduce more volatility and risk to the partnership returns. The continued disruption and turmoil in the capital markets has had a negative impact on limited partnership returns.
As described in Note A of the Consolidated Financial Statements within CNA’s 2007 Form 10-K, the Company’s carrying value of investments in limited partnerships typically reflects a reporting lag. Subsequent to September 30, 2008, the Company received preliminary September 2008 results from the general partners of certain limited partnership investments indicating a pretax loss of approximately $110 million that will be reflected in the Company’s fourth quarter results due to the reporting lag.

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2007 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States of America.
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

Period ended September 30	Three Months		Nine Months
(In millions, except per share data)	2008	2007	2008	2007
Revenues
Net earned premiums	$1,799	$1,882	$5,386	$5,617
Net investment income	439	580	1,449	1,859
Other revenues	72	79	240	211

Total operating revenues	2,310	2,541	7,075	7,687

Claims, Benefits and Expenses
Net incurred claims and benefits	1,525	1,570	4,368	4,488
Policyholders’ dividends	(6)	5	12	8
Amortization of deferred acquisition costs	355	384	1,083	1,137
Other insurance related expenses	222	175	532	533
Other expenses	105	104	292	293

Total claims, benefits and expenses	2,201	2,238	6,287	6,459

Operating income from continuing operations before income tax and minority interest	109	303	788	1,228
Income tax expense on operating income	(10)	(75)	(194)	(354)
Minority interest	(16)	(16)	(40)	(37)

Net operating income from continuing operations	83	212	554	837

Realized investment losses, net of participating policyholders’ and minority interests	(651)	(57)	(813)	(217)
Income tax benefit on realized investment losses	228	19	286	75

Income (loss) from continuing operations	(340)	174	27	695

Income (loss) from discontinued operations, net of income tax (expense) benefit of $9, $(1), $9 and $0	9	—	10	(8)

Net income (loss)	$(331)	$174	$37	$687

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$(1.26)	$0.64	$0.10	$2.56
Income (loss) from discontinued operations	0.03	—	0.04	(0.03)

Basic and diluted earnings (loss) per share available to common stockholders	$(1.23)	$0.64	$0.14	$2.53

Weighted average outstanding common stock and common stock equivalents

Basic	269.0	271.6	269.6	271.5

Diluted	269.1	271.9	269.6	271.8

Three Month Comparison
Net results decreased $505 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily due to higher net realized investment losses and decreased net operating income. See the Investments section of this MD&A for further discussion of net realized investment results.
Net operating income from continuing operations for the three months ended September 30, 2008 decreased $129 million as compared with the same period in 2007. This decrease was primarily due to higher catastrophe impacts and lower net investment income. The catastrophe impacts were $168 million after-tax in the third quarter of 2008, which included a $7 million after-tax catastrophe-related insurance assessment, as compared to catastrophe losses of $7 million after-tax in the third quarter of 2007. Partially offsetting these unfavorable impacts was an after-tax loss of $108 million recognized in the third quarter of 2007 in connection with the settlement of an arbitration proceeding (IGI Contingency). In September 2007, we reached agreement to fully and finally settle all exposures under four excess of loss reinsurance treaties issued by CNA Reinsurance Company Limited, a former CNA subsidiary.
Favorable net prior year development of $60 million was recorded for the three months ended September 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $58 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development. Favorable net prior year development of $67 million was recorded for the three months ended September 30, 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $57 million of favorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development. Further information on net prior year development for the three months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $83 million for the three months ended September 30, 2008 as compared with the same period in 2007, including a $79 million decrease related to Standard Lines and a $3 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Income from discontinued operations increased $9 million for the three months ended September 30, 2008 as compared to the same period in 2007, primarily driven by the recognition in 2008 of a change in estimate of the tax benefit related to the 2007 sale of our United Kingdom discontinued operations subsidiary.
Nine Month Comparison
Net income decreased $650 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily due to higher net realized investment losses and decreased net operating income. See the Investments section of this MD&A for further discussion of net realized investment results.
Net operating income from continuing operations for the nine months ended September 30, 2008 decreased $283 million as compared with the same period in 2007. This decrease was primarily due to the same reasons discussed in the three month comparison above. The catastrophe impacts were $233 million after-tax for the nine months ended September 30, 2008, as compared to catastrophe losses of $35 million after-tax for the same period in 2007. Net investment income included a decline in trading portfolio results of $145 million, which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income.
Favorable net prior year development of $93 million was recorded for the nine months ended September 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $74 million of favorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development. Favorable net prior year development of $92 million was recorded for the nine months ended September 30, 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $59 million of favorable claim and allocated claim adjustment expense reserve development and $33 million of favorable premium development. Further information on net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $231 million for the nine months ended September 30, 2008 as compared with the same period in 2007, including a $233 million decrease related to Standard Lines and a $14 million increase related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations increased $18 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The 2008 results were primarily driven by the tax-related item discussed in the three month comparison above. Results in 2007 were primarily driven by unfavorable net prior year development.
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

STANDARD LINES
The following table details the results of operations for Standard Lines.
Results of Operations

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Net written premiums	$723	$753	$2,342	$2,524
Net earned premiums	762	841	2,313	2,546
Net investment income	136	209	499	664
Net operating income (loss)	(53)	178	166	478
Net realized investment losses, after-tax	(115)	(19)	(165)	(76)
Net income (loss)	(168)	159	1	402

Ratios
Loss and loss adjustment expense	96.3%	60.9%	81.1%	66.2%
Expense	34.4	32.3	31.3	32.1
Dividend	(1.4)	0.4	(0.2)	0.1

Combined	129.3%	93.6%	112.2%	98.4%

Three Month Comparison
Net written premiums for Standard Lines decreased $30 million for the three months ended September 30, 2008 as compared with the same period in 2007, primarily due to decreased production. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $79 million for the three months ended September 30, 2008 as compared with the same period in 2007, consistent with the decreased net written premiums.
Standard Lines averaged rate decreases of 5% for the three months ended September 30, 2008, as compared to decreases of 4% for the three months ended September 30, 2007 for the contracts that renewed during those periods. Retention rates of 80% and 73% were achieved for those contracts that were available for renewal in each period.
Net results decreased $327 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating results and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating results decreased $231 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by higher catastrophe impacts, lower net investment income and less favorable net prior year development. The catastrophe impacts were $160 million after-tax in the third quarter of 2008, which included a $7 million after-tax catastrophe-related insurance assessment, as compared to catastrophe losses of $7 million after-tax in the third quarter of 2007.
The combined ratio increased 35.7 points for the three months ended September 30, 2008 as compared with the same period in 2007. The loss ratio increased 35.4 points primarily due to increased catastrophe losses and lower favorable net prior year development, partially offset by lower current accident year loss ratios across most lines of business. Catastrophes losses had an adverse impact of 31.0 points on the loss ratio for the three months ended September 30, 2008.
During the third quarter of 2008, our ongoing actuarial reviews confirmed various trends in the number and size of claims across certain lines of business, and we recorded favorable and unfavorable development for those lines in the third quarter of 2008. See additional discussion in Note G of the Condensed Consolidated Financial Statements included under Item 1. The trend in recent accident years was generally favorable across several lines of business. Since our estimates for the current accident year partially rely on the trends and results for recent accident years, the current accident year non-catastrophe losses decreased by $53 million as referenced in the loss ratio discussion above.

The expense ratio increased 2.1 points for the three months ended September 30, 2008 as compared with the same period in 2007. The increase was primarily driven by our estimate of the ultimate assessment from the Texas Windstorm Insurance Association related to catastrophe losses incurred in the third quarter of 2008.
The dividend ratio decreased 1.8 points for the three months ended September 30, 2008 as compared with the same period in 2007, due to favorable dividend development.
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2008, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of unfavorable premium development. Favorable net prior year development of $72 million, including $67 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development, was recorded for the three months ended September 30, 2007. Further information on Standard Lines net prior year development for the three months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Standard Lines decreased $182 million and net earned premiums decreased $233 million for the nine months ended September 30, 2008 as compared with the same period in 2007, due to the reasons discussed above in the three month comparison.
Standard Lines averaged rate decreases of 6% for the nine months ended September 30, 2008, as compared to decreases of 4% for the nine months ended September 30, 2007 for the contracts that renewed during those periods. Retention rates of 81% and 77% were achieved for those contracts that were available for renewal in each period.
Net income decreased $401 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $312 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by the items discussed in the three month comparison above. The catastrophe impacts were $224 million after-tax for the nine months ended September 30, 2008, as compared to catastrophe losses of $34 million after-tax in the same period of 2007.
The combined ratio increased 13.8 points for the nine months ended September 30, 2008 as compared with the same period in 2007. The loss ratio increased 14.9 points primarily due to increased catastrophe losses and higher current accident year loss ratios across certain lines of business. Catastrophes losses related to 2008 events had an adverse impact of 14.5 points on the loss ratio for the nine months ended September 30, 2008. The expense ratio decreased 0.8 points for the nine months ended September 30, 2008 as compared with the same period in 2007.
Favorable net prior year development of $50 million was recorded for the nine months ended September 30, 2008, including $54 million of favorable claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development. Favorable net prior year development of $89 million, including $74 million of favorable claim and allocated claim adjustment expense reserve development and $15 million of favorable premium development, was recorded for the nine months ended September 30, 2007. Further information on Standard Lines net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2008 and December 31, 2007 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2008	December 31, 2007
Gross Case Reserves	$6,071	$5,988
Gross IBNR Reserves	6,086	6,060

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,157	$12,048

Net Case Reserves	$4,877	$4,750
Net IBNR Reserves	5,100	5,170

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,977	$9,920

SPECIALTY LINES
The following table details the results of operations for Specialty Lines.
Results of Operations

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Net written premiums	$875	$886	$2,583	$2,619
Net earned premiums	882	885	2,614	2,600
Net investment income	121	152	408	463
Net operating income	145	153	414	474
Net realized investment losses, after-tax	(75)	(9)	(99)	(41)
Net income	70	144	315	433

Ratios
Loss and loss adjustment expense	58.5%	62.8%	62.8%	62.7%
Expense	29.0	26.6	27.8	26.3
Dividend	0.3	0.2	0.4	0.2

Combined	87.8%	89.6%	91.0%	89.2%

Three Month Comparison
Net written premiums for Specialty Lines decreased $11 million for the three months ended September 30, 2008 as compared with the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $3 million for the three months ended September 30, 2008 as compared with the same period in 2007, consistent with the decrease in net written premiums.
Specialty Lines averaged rate decreases of 3% for the three months ended September 30, 2008 as compared to decreases of 4% for the three months ended September 30, 2007 for the contracts that renewed during those periods. Retention rates of 84% and 82% were achieved for those contracts that were available for renewal in each period.
Net income decreased $74 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $8 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, decreased current accident year underwriting results and higher catastrophe losses. These unfavorable results were partially offset by favorable net prior year development. Catastrophe losses were $8 million after-tax in the third quarter of 2008. There were no catastrophe losses in the three months ended September 30, 2007.
The combined ratio improved 1.8 points for the three months ended September 30, 2008 as compared with the same period in 2007. The loss ratio improved 4.3 points, primarily due to favorable net prior year development for the three months ended September 30, 2008. This was partially offset by higher current accident year loss ratios recorded in our errors and omissions (E&O) and directors and officers (D&O) coverages for financial institutions due to the current financial markets credit crisis.
The expense ratio increased 2.4 points for the three months ended September 30, 2008 as compared with the same period in 2007. The increase primarily related to changes in estimates for insurance-related assessments and reduced ceding commissions.
Favorable net prior year development of $70 million, including $68 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended September 30, 2008. There was $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2007. Further information on Specialty Lines net prior year development for the three months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Specialty Lines decreased $36 million for the nine months ended September 30, 2008 as compared with the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our current diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $14 million for the nine months ended September 30, 2008 as compared to the same period in 2007, which reflects the decreased use of reinsurance.
Specialty Lines averaged rate decreases of 3% for each of the nine month periods ended September 30, 2008 and September 30, 2007 for the contracts that renewed during those periods. Retention rates of 84% and 83% were achieved for those contracts that were available for renewal in each period.
Net income decreased $118 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $60 million for the nine months ended September 30, 2008 as compared with the same period in 2007, primarily due to the items discussed in the three month comparison above. Catastrophe losses were $9 million after-tax for the nine months ended September 30, 2008 as compared with $1 million after-tax in the same period in 2007.
The combined ratio increased 1.8 points for the nine months ended September 30, 2008 as compared with the same period in 2007. The loss ratio was favorably impacted by net prior year development, and unfavorably impacted by higher current accident year loss ratios as discussed in the three month comparison above and increased catastrophe losses. The expense ratio increased 1.5 points for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase primarily related to the items discussed in the three month comparison above.
Favorable net prior year development of $70 million, including $50 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development, was recorded for the nine months ended September 30, 2008. Favorable net prior year development of $17 million, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development, was recorded for the nine months ended September 30, 2007. Further information on Specialty Lines net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2008 and December 31, 2007 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2008	December 31, 2007
Gross Case Reserves	$2,662	$2,585
Gross IBNR Reserves	5,702	5,818

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,364	$8,403

Net Case Reserves	$2,204	$2,090
Net IBNR Reserves	4,681	4,527

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,885	$6,617

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Net earned premiums	$154	$156	$460	$469
Net investment income	135	145	376	494
Net operating loss	(36)	(131)	(69)	(142)
Net realized investment losses, after-tax	(194)	(6)	(209)	(17)
Net loss	(230)	(137)	(278)	(159)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended September 30, 2008 as compared with the same period in 2007. The net earned premiums relate primarily to the group and individual long term care businesses.
The net loss in 2008 was primarily due to net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results. The results in 2008 were also impacted by adverse investment performance on a portion of our pension deposit business. The net loss in 2007 included an after-tax loss of $108 million related to the settlement of the IGI Contingency.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $9 million for the nine months ended September 30, 2008 as compared with the same period in 2007.
Net loss increased $119 million for the nine months ended September 30, 2008 as compared with the same period in 2007, primarily due to the reasons discussed above in the three month comparison. The decreased net investment income included a decline of trading portfolio results of $144 million, which was offset by a corresponding decrease in the policyholders’ fund reserves supported by the trading portfolio. The trading portfolio supports the indexed group annuity portion of our pension deposit business.
During the first quarter of 2008, we decided to exit the indexed group annuity portion of our pension deposit business. This business had net results of $(10) million and $(11) million for the nine months ended September 30, 2008 and 2007. The related assets were $222 million and related liabilities were $204 million at September 30, 2008. We expect these liabilities to be settled with the policyholders during the remainder of 2008 with no material impact to results of operations.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.
Results of Operations

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Net investment income	$47	$74	$166	$238
Revenues	(10)	72	93	233
Net operating income	27	12	43	27
Net realized investment losses, after-tax	(39)	(4)	(54)	(8)
Net income (loss)	(12)	8	(11)	19
Three Month Comparison
Revenues decreased $82 million for the three months ended September 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by higher net realized investment losses and lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $20 million for the three months ended September 30, 2008 as compared with the same period in 2007. The decrease was primarily due to decreased revenues as discussed above, partially offset by a release from the allowance for uncollectible reinsurance receivables of $27 million arising from a change in estimate as further discussed in Note I of the Condensed Consolidated Financial Statements included under Item 1. In addition, the 2007 results included current accident year losses related to certain mass torts.
Unfavorable net prior year development of $11 million was recorded for the three months ended September 30, 2008, including $14 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $5 million was recorded for the three months ended September 30, 2007, including $7 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development. Further information on Corporate & Other Non-Core net prior year development for the three months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Revenues decreased $140 million for the nine months ended September 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $30 million for the nine months ended September 30, 2008 as compared with the same period in 2007, primarily due to the reasons discussed above in the three month comparison.
Unfavorable net prior year development of $27 million was recorded for the nine months ended September 30, 2008, including $30 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $14 million was recorded for the nine months ended September 30, 2007, including $19 million of unfavorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Further information on Corporate & Other Non-Core net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2008 and December 31, 2007 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2008	December 31, 2007
Gross Case Reserves	$1,886	$2,159
Gross IBNR Reserves	2,686	2,951

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,572	$5,110

Net Case Reserves	$1,182	$1,328
Net IBNR Reserves	1,597	1,787

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,779	$3,115

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
We have also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements with our policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities.
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 81% of our total active asbestos accounts are classified as small accounts at September 30, 2008 and December 31, 2007.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending asbestos accounts and associated reserves at September 30, 2008 and December 31, 2007.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
September 30, 2008	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	16	$16	$135	11%
Wellington	3	1	11	1
Coverage in place	36	16	87	7

Total with settlement agreements	55	33	233	19

Other policyholders with active accounts
Large asbestos accounts	233	65	226	19
Small asbestos accounts	994	21	84	7

Total other policyholders	1,227	86	310	26

Assumed reinsurance and pools	—	6	127	10
Unassigned IBNR	—	—	545	45

Total	1,282	$125	$1,215	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
December 31, 2007	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	14	$29	$151	11%
Wellington	3	1	12	1
Coverage in place	34	38	100	8

Total with settlement agreements	51	68	263	20

Other policyholders with active accounts
Large asbestos accounts	233	45	237	18
Small asbestos accounts	1,005	15	93	7

Total other policyholders	1,238	60	330	25

Assumed reinsurance and pools	—	8	133	10
Unassigned IBNR	—	—	596	45

Total	1,289	$136	$1,322	100%

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
We have also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements with our policyholders identifying the policies and the terms for payment of pollution related liabilities. Claim payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps.
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 74% and 73% of our total active pollution accounts are classified as small accounts as of September 30, 2008 and December 31, 2007.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending environmental pollution accounts and associated reserves at September 30, 2008 and December 31, 2007.
Pending Environmental Pollution Accounts and Associated Reserves
September 30, 2008

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2008	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	11	$2	$6	3%
Coverage in place	16	2	15	8

Total with settlement agreements	27	4	21	11

Other policyholders with active accounts
Large pollution accounts	110	34	49	25
Small pollution accounts	320	11	33	17

Total other policyholders	430	45	82	42

Assumed reinsurance and pools	—	2	29	15
Unassigned IBNR	—	—	62	32

Total	457	$51	$194	100%

Pending Environmental Pollution Accounts and Associated Reserves
December 31, 2007

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2007	Reserves	Pollution Net
	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	10	$9	$6	2%
Coverage in place	18	8	14	6

Total with settlement agreements	28	17	20	8

Other policyholders with active accounts
Large pollution accounts	112	17	53	22
Small pollution accounts	298	9	42	17

Total other policyholders	410	26	95	39

Assumed reinsurance and pools	—	1	31	13
Unassigned IBNR	—	—	96	40

Total	438	$44	$242	100%

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities	$501	$501	$1,495	$1,523
Short term investments	29	57	94	146
Limited partnerships	(77)	19	(70)	142
Equity securities	18	7	62	18
Income (loss) from trading portfolio (a)	(23)	(2)	(104)	41
Other	3	9	14	31

Gross investment income	451	591	1,491	1,901
Investment expense	(12)	(11)	(42)	(42)

Net investment income	$439	$580	$1,449	$1,859

(a)	The change in net unrealized losses on trading securities included in net investment income, was $(6) million and $(21) million for the three and nine months ended September 30, 2008 and $(12) million and $(9) million for the three and nine months ended September 30, 2007.
Net investment income decreased by $141 million for the three months ended September 30, 2008 compared with the same period in 2007. This decrease was primarily driven by decreased results from limited partnerships, short term investments and the trading portfolio. The decreased returns from short term investments were caused by an overall decrease in rates and a partial shift to lower risk U.S. Treasury Bills and agency discount notes.
Net investment income decreased by $410 million for the nine months ended September 30, 2008 compared with the same period of 2007. The decrease was primarily driven by decreased results from limited partnerships, the trading portfolio and short term investments due to decreased interest rates. The decreased results from the trading portfolio were offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.
The continued disruption and turmoil in the capital markets has had a negative impact on limited partnership returns. See additional discussion in Note P of the Condensed Consolidated Financial Statements included under Item 1.
The bond segment of the investment portfolio yielded 5.7% and 5.8% for the nine months ended September 30, 2008 and 2007.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Fixed maturity securities:
U.S. Government bonds	$34	$131	$20	$37
Corporate and other taxable bonds	(289)	(88)	(328)	(113)
Tax-exempt bonds	1	10	51	(43)
Asset-backed bonds	(61)	(81)	(218)	(191)
Redeemable preferred stock	—	(11)	—	(12)

Total fixed maturity securities	(315)	(39)	(475)	(322)
Equity securities	(376)	16	(405)	30
Derivative securities	35	(45)	47	62
Short term investments	4	5	11	5
Other	1	6	9	8

Realized investment losses, net of participating policyholders’ and minority interests	(651)	(57)	(813)	(217)

Income tax benefit	228	19	286	75

Net realized investment losses, net of participating policyholders’ and minority interests	$(423)	$(38)	$(527)	$(142)

Net realized investment losses increased $385 million for both the three month and nine month periods ended September 30, 2008 as compared with the same periods in 2007.
For the three months ended September 30, 2008, other-than-temporary impairment (OTTI) losses of $380 million, driven by credit issues, were recorded primarily in the non-redeemable preferred equity securities and corporate and other taxable bonds sectors. For the three months ended September 30, 2007, OTTI losses of $122 million were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors.
For the three months ended September 30, 2008, we recorded net realized investment losses, including OTTI losses, of $198 million related to securities issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), $65 million related to securities issued by Washington Mutual, $63 million related to securities issued by Icelandic banks and $23 million related to securities issued by American International Group.
For the nine months ended September 30, 2008, OTTI losses of $546 million were recorded primarily in the non-redeemable preferred equity securities, corporate and other taxable bonds and asset-backed bonds sectors. For the nine months ended September 30, 2007, OTTI losses of $293 million were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors.
The OTTI losses related to securities for which we did not assert an intent to hold until an anticipated recovery in value. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, our intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. Our decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments in 2008 included the takeover of the government sponsored entities Freddie Mac and Fannie Mae, the failure of several financial institutions, continued significant credit spread widening in fixed income sectors, market volatility and uncertainty in capital markets world-wide and the lingering impact from the sub-prime residential mortgage concerns.

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
Effective Durations

	September 30, 2008		December 31, 2007
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$8,182	10.2	$9,211	10.7

Other interest sensitive investments	26,339	4.1	29,406	3.3

Total	$34,521	5.6	$38,617	5.1

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
We invest in certain derivative financial instruments primarily to reduce our exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). We also may enter into credit default swaps for the purpose of selling credit protection in order to replicate the risk of fixed income securities. Derivative securities are recorded at fair value at the reporting date. Derivatives are also utilized to mitigate market risk by purchasing Standard & Poor’s (S&P) 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. We provided cash collateral to satisfy margin deposits on exchange-traded derivatives totaling $12 million as of September 30, 2008. For over-the-counter derivative transactions we utilize International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of September 30, 2008, we provided $27 million of cash collateral for over-the-counter derivative instruments.
We classify our fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in Net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income (loss). Changes in fair value of trading securities are reported within Net investment income. As of January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement. See Note F of the Condensed Consolidated Financial Statements included under Item 1 for further information.
The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities.
Realized Investment Gains (Losses)

Period ended September 30	Three Months		Nine Months
(In millions)	2008	2007	2008	2007
Net realized investment gains (losses) on fixed maturity securities and equity securities:
Fixed maturity securities:
Gross realized gains	$75	$181	$275	$324
Gross realized losses	(390)	(220)	(750)	(646)

Net realized investment losses on fixed maturity securities	(315)	(39)	(475)	(322)

Equity securities:
Gross realized gains	10	30	21	50
Gross realized losses	(386)	(14)	(426)	(20)

Net realized investment gains (losses) on equity securities	(376)	16	(405)	30

Net realized investment losses on fixed maturity and equity securities	$(691)	$(23)	$(880)	$(292)

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
Largest Realized Investment Losses from Securities Sold at a Loss

	Fair		Months in
Nine months ended September 30, 2008	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)
Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$10,309	$105	0-6

Non-redeemable preferred stock of Fannie Mae. The company is now in conservatorship.	2	48	7-12

Fixed Income securities of an investment banking firm that filed bankruptcy causing the market value of the securities to decline rapidly.	13	40	0-12

Non-redeemable preferred stock of Freddie Mac. The company is now in conservatorship.	1	23	0-12

Mortgage backed pass-through securities were sold based on deteriorating performance of the underlying loans and the resulting rapid market price decline.	36	18	0-6

Fixed income securities of a provider of wireless and wire line communication services. Securities were sold to reduce exposure because the company announced a significant shortfall in operating results, causing significant credit deterioration which resulted in a rating downgrade.	37	16	0-6

Total	$10,398	$250

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Valuation and Impairment of Investments
The following table details the carrying value of our general account investments.
Carrying Value of General Account Investments

	September 30,		December 31,
(In millions)	2008	%	2007	%
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,518	4%	$687	2%
Asset-backed securities	8,779	24	11,409	27
States, municipalities and political subdivisions – tax-exempt securities	6,966	19	7,675	18
Corporate bonds	8,419	23	8,952	22
Other debt securities	3,381	9	4,299	10
Redeemable preferred stock	73	—	1,058	3

Total fixed maturity securities available-for-sale	29,136	79	34,080	82

Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	—	—	5	—
Asset-backed securities	14	—	31	—
Corporate bonds	24	—	123	—
Other debt securities	2	—	18	—

Total fixed maturity securities trading	40	—	177	—

Equity securities available-for-sale:
Common stock	389	1	452	1
Preferred stock	572	1	116	—

Total equity securities available-for-sale	961	2	568	1

Short term investments available-for-sale	4,728	13	4,497	11
Short term investments trading	21	—	180	1
Limited partnerships	2,110	6	2,214	5
Other investments	63	—	73	—

Total general account investments	$37,059	100%	$41,789	100%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. We analyze securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.
Investments in the general account had a net unrealized loss of $3,386 million at September 30, 2008 compared with a net unrealized gain of $74 million at December 31, 2007. The unrealized position at September 30, 2008 was comprised of a net unrealized loss of $3,243 million for fixed maturity securities, a net unrealized loss of $148 million for equity securities and a net unrealized gain of $5 million for short term investments. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturity securities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term investments. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the nine months ended September 30, 2008, we incurred substantial realized and unrealized investment losses. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.
The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at September 30, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Market	Unrealized
	Value	Loss
Due in one year or less	1%	—%
Due after one year through five years	10	4
Due after five years through ten years	14	11
Due after ten years	75	85

Total	100%	100%

Our non-investment grade fixed income securities available-for-sale at September 30, 2008 that were in a gross unrealized loss position had a fair value of $2,690 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10% increments as of September 30, 2008 and December 31, 2007.
Unrealized Loss Aging for Non-investment Grade Securities

			Fair Value as a Percentage of Amortized Cost			Gross
September 30, 2008	Estimated					Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
Fixed income securities:
0-6 months	$1,037	$40	$40	$17	$25	$122
7-11 months	839	20	46	55	82	203
12-24 months	798	14	70	38	46	168
Greater than 24 months	16	—	—	4	7	11

Total non-investment grade	$2,690	$74	$156	$114	$160	$504

Unrealized Loss Aging for Non-investment Grade Securities

		Fair Value as a Percentage of Amortized Cost				Gross
December 31, 2007	Estimated					Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
Fixed income securities:
0-6 months	$1,527	$56	$14	$3	$—	$73
7-12 months	125	6	2	—	—	8
13-24 months	26	1	1	1	1	4
Greater than 24 months	9	1	1	—	—	2

Total non-investment grade	$1,687	$64	$18	$4	$1	$87

As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at September 30, 2008 or December 31, 2007. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process.
Our equity securities classified as available-for-sale as of September 30, 2008 that were in a gross unrealized loss position had a fair value of $563 million and gross unrealized losses of $335 million. Under the same process as followed for fixed maturity securities, we monitor the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the cost of our investment through an anticipated recovery in the fair value of such securities. The majority of the unrealized losses in this category are related to non-redeemable preferred stock holdings of financial institutions. The holdings in this industry sector have been adversely impacted by significant credit spread widening brought on by the volatility in the capital markets in addition to the government sponsored entities Freddie Mac and Fannie Mae being placed in conservatorship for which we have recognized realized investment losses. The remainder of the holdings in this category are being monitored and we believe, given current facts and circumstances, are sufficiently capitalized and will recover in value.
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
The general account portfolio consists primarily of high quality bonds, 89% of which were rated as investment grade (rated BBB- or higher) at September 30, 2008 and December 31, 2007. The following table summarizes the ratings of our general account bond portfolio at carrying value.
General Account Bond Ratings

	September 30,		December 31,
(In millions)	2008	%	2007	%
U.S. Government and affiliated agency securities	$1,515	5%	$816	3%
Other AAA rated	11,477	39	16,728	50
AA and A rated	7,518	26	6,326	19
BBB rated	5,481	19	5,713	17
Non-investment grade	3,112	11	3,616	11

Total	$29,103	100%	$33,199	100%

At September 30, 2008 and December 31, 2007, approximately 97% and 95% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s Investors Service (Moody’s). The remaining bonds were rated by other rating agencies or internally.
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

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2008 was $392 million, which represents 1.1% of our total investment portfolio. These securities were in a net unrealized gain position of $164 million at September 30, 2008.
Asset-Backed and Sub-prime Mortgage Exposure
Asset-Backed Distribution

		Security Type
						Percent	Percent
September 30, 2008						of Total	of Total
(In millions)	MBS(a)	CMO(b)	ABS(c)	CDO(d)	Total	Security Type	Investments
U.S. Government Agencies	$448	$1,061	$—	$—	$1,509	17%	4%
AAA	—	4,379	1,929	9	6,317	72	17
AA	—	42	294	25	361	4	1
A	—	1	107	71	179	2	1
BBB	—	33	291	10	334	4	1
Non-investment grade and equity tranches	—	27	43	23	93	1	—

Total Fair Value	$448	$5,543	$2,664	$138	$8,793	100%	24%

Total Amortized Cost	$454	$6,163	$3,018	$361	$9,996

Percent of total fair value by security type	5%	63%	30%	2%	100%

Sub-prime (included above)
Fair Value	$—	$—	$1,371	$7	$1,378	16%	4%
Amortized Cost	$—	$—	$1,535	$32	$1,567	16%	4%

Alt-A (included above)
Fair Value	$—	$1,084	$—	$4	$1,088	12%	3%
Amortized Cost	$—	$1,268	$—	$8	$1,276	13%	3%

(a)	Mortgage-backed securities (MBS)

(b)	Collateralized mortgage obligations (CMO)

(c)	Asset-backed securities (ABS)

(d)	Collateralized debt obligations (CDO)
Included in our fixed maturity securities at September 30, 2008 were $8,793 million of asset-backed securities, at fair value, which represents 24% of total invested assets. Of the total asset-backed securities, 89% were U.S. Government Agency issued or AAA rated. Of the total invested assets, $1,378 million or 4% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 3% have exposure to Alternative A (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 97% were rated investment grade, while 98% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $41 million through limited partnerships and sold credit default swaps which provide the buyer protection against declines in sub-prime indices.
All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $19 million and $136 million after-tax for the three and nine months ended September 30, 2008. Included in these OTTI losses were $17 million and $110 million after-tax related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime and Alt-A exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses.

Short Term Investments
The carrying value of the components of the general account short term investment portfolio is presented in the following table.

	September 30,	December 31,
(In millions)	2008	2007
Short term investments available-for-sale:
Commercial paper	$1,035	$3,040
U.S. Treasury securities	2,192	577
Money market funds	121	72
Other, including collateral held related to securities lending	1,380	808

Total short term investments available-for-sale	4,728	4,497

Short term investments trading:
Commercial paper	—	35
Money market funds	21	139
Other	—	6

Total short term investments trading	21	180

Total short term investments	$4,749	$4,677

Securities Lending Activities
We lend securities to unrelated parties, primarily major brokerage firms through two programs: an internally managed program and an external program managed by our lead custodial bank as agent. The securities lending program is for the purpose of enhancing income. We do not lend securities for operating or financing purposes. Borrowers of these securities must deposit and maintain collateral with us of at least 102% of the fair value of the securities loaned, adjusted to fair value daily, regardless of whether the collateral is cash or securities. Only cash collateral is accepted for our internally managed program and is typically invested in the highest quality commercial paper with maturities of less than 7 days. U.S. Government, agencies or Government National Mortgage Association securities are accepted as non-cash collateral for the external program. We maintain effective control over all loaned securities and, therefore, continue to report such securities as Fixed maturity securities in the Condensed Consolidated Balance Sheets.
The lending programs are matched-book programs where the collateral is invested to substantially match the term of the loan which limits risk. In accordance with our lending agreements, securities on loan are returned immediately to us upon notice. The fair value of collateral held related to securities lending, included in other short term investments, was $53 million at December 31, 2007. There was no collateral held at September 30, 2008. The fair value of non-cash collateral was $543 million and $273 million at September 30, 2008 and December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the nine months ended September 30, 2008, net cash provided by operating activities was $1,261 million as compared with $713 million for the same period in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, decreased loss payments and decreased tax payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and decreased investment income.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2008, net cash used by investing activities was $508 million as compared with $667 million for the same period in 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the nine months ended September 30, 2008, net cash used by financing activities was $733 million as compared with $83 million for the same period in 2007. In January 2008, we repaid our $150 million 6.45% senior note. We also purchased outstanding shares of our common stock as discussed below. Additionally, the increase in cash used for financing activities is related to increased policyholders’ fund withdrawals in 2008 as compared to 2007, which are reflected as a Return of investment contract account balances on the Condensed Consolidated Statements of Cash Flows.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our working capital and debt obligation needs and we do not expect this to change in the near term due to the following factors:
•	We do not anticipate changes in our core property and casualty commercial insurance operations which would significantly impact liquidity and we continue to maintain reinsurance contracts which limit the impact of potential catastrophic events.

•	We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. A downgrade below our current ratings levels would also result in additional collateral requirements for derivative contracts for which we are in a liability position at any given point in time. At September 30, 2008, the total potential collateralization requirements amount to approximately $90 million.

•	As of September 30, 2008, the registrant held short term investments of approximately $710 million.
We have an effective shelf registration statement under which we may issue debt or equity securities.

Dividends
On August 20, 2008, we paid a quarterly dividend of $0.15 per share, to shareholders of record on August 6, 2008. In October 2008, we suspended our quarterly dividend payment. See the CNAF Preferred Issue and CCC Surplus Note section below for further details.
CNAF Preferred Issue and CCC Surplus Note
In October 2008, we agreed to sell $1.25 billion of CNAF non-voting cumulative preferred stock (Preferred Issue) to Loews. The terms of the Preferred Issue were approved by a special committee of independent members of CNAF’s Board of Directors. We intend to use $1 billion of the proceeds from the Preferred Issue to increase the statutory surplus of our principal insurance subsidiary, Continental Casualty Company. See Note P. of the Condensed Consolidated Financial Statements included under Item I for further details.
Share Repurchases
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. In the first quarter of 2008, we repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. In accordance with the terms of the Preferred Issue discussed above, common stock repurchases are prohibited. No shares of common stock were purchased during the year ended December 31, 2007.

Accounting Pronouncements
Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 133 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4)
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives regarding the nature, circumstances requiring performance, and current status of performance risk under the derivative. This FSP also requires disclosure of the maximum amount of future payments under the derivatives, the fair value of the derivatives, and the nature of any recourse and collateral under the derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This FSP is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. We are currently evaluating the disclosure requirements of FSP FAS 133-1 and FIN 45-4.

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos and environmental pollution and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction and restructuring activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims and a decrease in the size and number of existing and potential insurance customers resulting from a recessionary economic climate;

•	changes in financial markets such as illiquidity, changes in credit spreads, lack of price transparency, fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, correlations among previously uncorrelated asset sectors including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities (sub-prime), including claims under directors and officers and errors and omissions coverages in connection with market disruptions recently experienced in relation to the sub-prime crisis and financial markets credit crisis in the U.S. economy;

•	the effects of corporate bankruptcies and accounting errors on capital markets, as well as on the markets for directors and officers and errors and omissions coverages, along with the effects of liquidity crises that may impact the types, liquidity and valuation of investments that may be held by insurers and their holding companies;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us, and rulings and changes in tax laws and regulations;

•	effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting in relation to such products, including our restatement of financial results in May of 2005 and our relationship with an affiliate, Accord Re Ltd., as disclosed in connection with that restatement;

•	regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies and other financial industry participants under the Emergency Economic Stabilization Act of 2008 recoupment provisions;

•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratios through more efficacious claims handling techniques;

•	the performance of reinsurance companies under reinsurance contracts with us;

•	results of financing efforts, including a decrease in lenders willing to lend to the financial sector, the availability of bank credit facilities and the dimunition in the number and competition among investment banks and other capital markets providers;

•	changes in our composition of operating segments;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•	regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively, notwithstanding the extension through December 31, 2014 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

•	exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint and other mass torts;

•	the sufficiency of our loss reserves and the possibility of future increases in reserves;

•	regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with our loss reserves as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections of our Annual Report on Form 10-K;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

•	the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	the actual closing of contemplated transactions and agreements.
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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2008. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, as amended by Form 10-K/A which amended Part I, Item 1 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and Risk Factors included in Part II, Item 1A.

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
As of September 30, 2008, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Form 10-K/A which amended Part I, Item 1 (Form 10-K), includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.
Deterioration in the public debt and equity markets could lead to additional investment losses.
The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the nine months ended September 30, 2008, we incurred substantial realized and unrealized investment losses, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this report. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.
The Emergency Economic Stabilization Act of 2008 may impact the fair value determinations of our invested assets and may lead to regulatory limitations, impositions and restrictions upon us.
One of the main features of the Emergency Economic Stabilization Act of 2008 (the Act), which took effect October 3, 2008, is the establishment of the Troubled Assets Relief Program (TARP). Although we are eligible to participate in TARP, we have not yet decided whether to tender our eligible securities. Regardless of our participation decision, several provisions of the Act could affect us. Purchase prices under TARP could impact market-place fair values of similar securities, thereby impacting our fair value determinations. Also, the mandatory plan adopted to recoup the net losses of TARP within the next five years may target financial institutions such as us and may lead to regulatory limitations, impositions and future assessments. All of these factors may have an adverse material impact on our results of operations, equity, business and insurer financial strength and debt ratings.

CNA Financial Corporation
Part II. Other Information
Item 6. Exhibits

(a) Exhibits

Description of Exhibit	Exhibit Number
Amendment to Employment Agreement, dated as of August 20, 2008, by and between CNA Financial Corporation and Stephen W. Lilienthal	10.1

Employment Agreement, dated as of April 1, 2008, by and between Continental Casualty Company and Jonathan D. Kantor	10.2

Amendment to Employment Agreement, dated as of July 1, 2008, by and between Continental Casualty Company and Larry A. Haefner	10.3

Amendment to Employment Agreement, dated as of July 1, 2008, by and between Continental Casualty Company and D. Craig Mense	10.4

Stock Purchase Agreement, dated as of October 27, 2008, between CNA Financial Corporation and Loews Corporation	10.5

First Amendment to Employment Agreement, dated as of October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed	10.6

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: October 27, 2008	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and
Chief Financial Officer