Form 10-K
period 2008-12-31
CNA FINANCIAL CORP
filed 2009-02-24
CIK 21175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 20, 2009, 269,024,408 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $692 million based on the closing price of $25.15 per share of the common stock on the New York Stock Exchange on June 30, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2009 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Our property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and The Continental Insurance Company (CIC), organized in 1853, and affiliates. CIC became a subsidiary of ours in 1995 as a result of the acquisition of The Continental Corporation (Continental). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2008.
Our ongoing core businesses serve a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups with a broad range of insurance and risk management products and services.
Our insurance products primarily include commercial property and casualty coverages. Our services include risk management, information services, warranty and claims administration. Our products and services are marketed through independent agents, brokers and managing general agents.
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
Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal regulation of insurance; various tax proposals affecting insurance companies; and possible regulatory limitations, impositions and restrictions, as well as potential impacts on the fair value determinations of our invested assets, arising from the Emergency Economic Stabilization Act of 2008.
In addition, our domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2008 and 2007, all of our domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. We have operations in the United Kingdom, Canada and other countries.
Employee Relations
As of December 31, 2008, we had approximately 9,000 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Supplementary Insurance Data
The following table sets forth supplementary insurance data.
Supplementary Insurance Data

Years ended December 31	2008	2007	2006
Trade Ratios — GAAP basis (a)
Loss and loss adjustment expense ratio	78.7%	77.7%	75.7%
Expense ratio	30.1	30.0	30.0
Dividend ratio	0.2	0.2	0.3

Combined ratio	109.0%	107.9%	106.0%

Trade Ratios — Statutory basis (preliminary) (a)
Loss and loss adjustment expense ratio	83.8%	79.8%	78.7%
Expense ratio	30.1	30.0	30.2
Dividend ratio	0.3	0.3	0.2

Combined ratio	114.2%	110.1%	109.1%

(a)
Trade ratios reflect the results of our property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (GAAP) and statutory accounting practices (SAP) is related to the treatment of active life reserves (ALR) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as future policy benefits reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of policyholders’ dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of policyholders’ dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

The following table displays the distribution of direct written premiums for our operations by geographic concentration.
Direct Written Premiums

	Percent of Total
Years ended December 31	2008	2007	2006
California	9.2%	9.5%	9.7%
New York	6.9	7.0	7.5
Florida	6.5	7.5	8.0
Texas	6.2	6.1	5.8
Illinois	3.8	3.8	4.2
New Jersey	3.8	3.7	4.0
Pennsylvania	3.3	3.4	3.4
Missouri	3.1	2.9	3.1
All other states, countries or political subdivisions (a)	57.2	56.1	54.3

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.
Approximately 7.4%, 6.9% and 5.9% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2008, 2007 and 2006. Premiums from any individual foreign country were not significant.

Property and Casualty Claim and Claim Adjustment Expenses
The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for our property and casualty insurance companies. The table excludes our life subsidiary(ies), and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of our property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.
The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the table below include the impact of commutations, but exclude the impact of the provision for uncollectible reinsurance.

Schedule of Loss Reserve Development

Calendar Year Ended
(In millions)	1998	1999 (a)	2000	2001 (b)	2002 (c)	2003	2004	2005	2006	2007	2008
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$28,506	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415	$27,475
Originally reported ceded recoverable	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213

Originally reported net reserves for unpaid claim and claim adjustment expenses	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262

Cumulative net paid as of:
One year later	$7,321	$6,547	$7,686	$5,981	$5,373	$4,382	$2,651	$3,442	$4,436	$4,308	$—
Two years later	12,241	11,937	11,992	10,355	8,768	6,104	4,963	7,022	7,676	—	—
Three years later	16,020	15,256	15,291	12,954	9,747	7,780	7,825	9,620	—	—	—
Four years later	18,271	18,151	17,333	13,244	10,870	10,085	9,914	—	—	—	—
Five years later	20,779	19,686	17,775	13,922	12,814	11,834	—	—	—	—	—
Six years later	21,970	20,206	18,970	15,493	14,320	—	—	—	—	—	—
Seven years later	22,564	21,231	20,297	16,769	—	—	—	—	—	—	—
Eight years later	23,453	22,373	21,382	—	—	—	—	—	—	—	—
Nine years later	24,426	23,276	—	—	—	—	—	—	—	—	—
Ten years later	25,178	—	—	—	—	—	—	—	—	—	—

Net reserves re-estimated as of:
End of initial year	$23,324	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262
One year later	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	21,463	—
Two years later	24,134	23,217	21,555	20,533	18,248	19,120	19,044	20,975	21,706	—	—
Three years later	26,038	23,081	24,058	21,109	19,814	19,760	19,631	21,408	—	—	—
Four years later	25,711	25,590	24,587	22,547	20,384	20,425	20,212	—	—	—	—
Five years later	27,754	26,000	25,594	22,983	21,076	21,060	—	—	—	—	—
Six years later	28,078	26,625	26,023	23,603	21,769	—	—	—	—	—	—
Seven years later	28,437	27,009	26,585	24,267	—	—	—	—	—	—	—
Eight years later	28,705	27,541	27,207	—	—	—	—	—	—	—	—
Nine years later	29,211	28,035	—	—	—	—	—	—	—	—	—
Ten years later	29,674	—	—	—	—	—	—	—	—	—	—

Total net (deficiency) redundancy	$(6,350)	$(7,276)	$(8,030)	$(6,321)	$(6,540)	$(3,623)	$(2,690)	$(1,152)	$(325)	$7	$—

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$29,674	$28,035	$27,207	$24,267	$21,769	$21,060	$20,212	$21,408	$21,706	$21,463	$—
Re-estimated ceded recoverable	8,178	10,673	11,458	16,965	16,313	14,709	13,576	10,935	8,622	7,277	—

Total gross re-estimated reserves	$37,852	$38,708	$38,665	$41,232	$38,082	$35,769	$33,788	$32,343	$30,328	$28,740	$—

Net (deficiency) redundancy related to:
Asbestos claims	$(2,152)	$(1,576)	$(1,511)	$(739)	$(748)	$(98)	$(43)	$(34)	$(32)	$(27)	$—
Environmental claims	(616)	(616)	(559)	(212)	(207)	(134)	(134)	(83)	(84)	(83)	—

Total asbestos and environmental	(2,768)	(2,192)	(2,070)	(951)	(955)	(232)	(177)	(117)	(116)	(110)	—
Other claims	(3,582)	(5,084)	(5,960)	(5,370)	(5,585)	(3,391)	(2,513)	(1,035)	(209)	117	—

Total net (deficiency) redundancy	$(6,350)	$(7,276)	$(8,030)	$(6,321)	$(6,540)	$(3,623)	$(2,690)	$(1,152)	$(325)	$7	$—

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

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
We may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from the severe disruption in the capital and credit markets.
We maintain a large portfolio of fixed income and equity securities, including large amounts of corporate and government issued debt securities, collateralized mortgage obligations (CMOs), asset-backed and other structured securities, equity and equity-based securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. Our investment portfolio supports our obligation to pay future insurance claims and provides investment returns which are an important part of our overall profitability.
For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. Despite government intervention, market conditions have led to the merger or failure of a number of prominent financial institutions and government sponsored entities, sharply increased unemployment and reduced economic activity. In addition, significant declines in the value of assets and securities that began with the residential sub-prime mortgage crisis have spread to nearly all classes of investments, including most of those held in our investment portfolio. As a result, during 2008 we incurred significant realized and unrealized losses in our investment portfolio and experienced substantial declines in our net investment income which have materially adversely impacted our results of operations and equity.
In addition, certain categories of our investments are particularly subject to significant exposures in the current market environment. Although we normally expect limited partnership investments to provide higher returns over time, since 2008, they have presented greater risk, greater volatility and higher illiquidity than our fixed income investments. Commercial mortgage-backed securities (CMBS) also present greater risks due to the credit deterioration in the commercial real estate market. Notably, even senior tranches of CMBS have experienced significant price erosion due to market concerns involving the valuation and credit performance of commercial real estate. If these economic and market conditions persist, we may continue to experience reduced investment income and to incur substantial additional realized and unrealized losses on our investments. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted. Additional information on our investment portfolio is included in the MD&A under Item 7 and Note B to the Consolidated Financial Statements included under Item 8.
We may continue to incur underwriting losses as a result of the global economic crisis.
Overall global economic conditions may continue to be recessionary and highly unfavorable. Although many lines of our business have both direct and indirect exposure to this economic crisis, the exposure is especially high for the lines of business that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services. As a result, we have experienced and may continue to experience unanticipated underwriting losses with respect to these lines of business. Additionally, we could experience declines in our premium volume and related insurance losses. Consequently, our results of operations, equity, business and insurer financial strength and debt ratings could be adversely impacted.
Our valuation of investments and impairment of securities requires significant judgment.
Our investment portfolio is exposed to various risks such as interest rate, market and credit risks, many of which are unpredictable. We exercise significant judgment in analyzing these risks and in validating fair values provided by third parties for securities in our investment portfolio that are not regularly traded. We also exercise significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Securities with exposure to sub-prime residential mortgage collateral or Alternative A (Alt-A) collateral are particularly sensitive to fairly small changes in actual collateral performance and assumptions as to future collateral performance.

During 2008, we incurred significant unrealized losses in our investment portfolio. In addition, we recorded significant other-than-temporary impairment (OTTI) losses primarily in the corporate and other taxable bonds, asset-backed bonds and non-redeemable preferred equity securities sectors.
Due to the inherent uncertainties involved with these types of judgments, we may incur further unrealized losses and conclude that further other-than-temporary write downs of our investments are required. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted. Additional information on our investment portfolio is included in the MD&A under Item 7 and Note B to the Consolidated Financial Statements included under Item 8.
We are unable to predict the impact on us of governmental efforts taken and proposed to be taken in response to the economic and credit crisis.
The Federal government has implemented various measures, including the establishment of the Troubled Assets Relief Program pursuant to the Emergency Economic Stabilization Act of 2008, in an effort to deal with the ongoing economic and credit crisis. In addition, there are numerous proposals for further legislative and regulatory actions at both the Federal and state levels, particularly with respect to the financial services industry. Since these new laws and regulations could involve critical matters affecting our operations, they may have an impact on our business and our overall financial condition. Due to this significant uncertainty, we are unable to determine whether our actions in response to these governmental efforts will be effective or to predict with any certainty the overall impact these governmental efforts will have on us. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
We may continue to incur significant losses from our investments in financial institutions.
Our investment portfolio includes preferred stock and hybrid debt securities issued by banks and other financial institutions. To date, government sponsored efforts to recapitalize the financial system both in the United States, as well as overseas, have been inconsistent and unpredictable. The uncertainty surrounding these efforts and their potential impact on existing financial institution securities has caused these securities to experience adverse price movement and rating agency downgrades. If this uncertainty continues or if regulatory decisions negatively affect our investments in financial institutions, we may continue to incur significant losses in our investment portfolio. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted. Additional information on our investment portfolio is included in the MD&A under Item 7 and Note B to the Consolidated Financial Statements included under Item 8.
Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, namely, A.M. Best Company (A.M. Best), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders.
Due to the intense competitive environment in which we operate, the severe disruption in the capital and credit markets, the uncertainty in determining reserves and the potential for us to take material unfavorable development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to lower our ratings in the future. If our property and casualty insurance financial strength ratings are downgraded below current levels, our business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves. Recently, Moody’s and A.M. Best have revised their outlook on us from stable to negative.
In addition, it is possible that a lowering of the debt ratings of Loews by certain of the rating agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. Additional information on our ratings and ratings triggers is included in the MD&A under Item 7.
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
Any of these regulations could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings.
We are subject to capital adequacy requirements and, if we are unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
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
During the fourth quarter of 2008, we took several actions to replenish our capital position and bolster the statutory surplus of our operating insurance subsidiaries. One of these actions was the November 7, 2008 purchase by Loews of 12,500 shares of our non-voting cumulative preferred stock (2008 Senior Preferred) for $1.25 billion. Loews, which owned approximately 90% of our outstanding common stock as of December 31, 2008, has also provided us with substantial amounts of capital in prior years. Given the ongoing turmoil in the capital and credit markets, we may be limited in our ability to raise significant amounts of capital on favorable terms or at all. In addition, Loews may be restricted in its ability or willingness to provide additional capital support to us. As a result, if we are in need of additional capital, we may be required to attempt to secure this funding from sources other than Loews on terms that are not favorable.

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
We maintain loss reserves to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Additional information on our reserves is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
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
As a result of this higher degree of variability, we have necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on our part. Consequently, we may periodically need to record changes in our claim and claim adjustment expense reserves in the future in these areas in amounts that could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. Additional information on A&E claims is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
     Asbestos claims. The estimation of reserves for asbestos claims is particularly difficult in light of the factors noted above. In addition, our ability to estimate the ultimate cost of asbestos claims is further complicated by the following:
•	inconsistency of court decisions and jury attitudes, as well as future court decisions;

•	interpretation of specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their legal counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	uncertainties in predicting the number of future claims and which other insureds may be targeted in the future;

•	volatility in claim numbers and settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage that is not subject to aggregate limits;

•	the long latency period between asbestos exposure and disease manifestation, as well as the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.
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
     Environmental pollution claims. The estimation of reserves for environmental pollution claims is complicated by liability and coverage issues arising from these claims. We and others in the insurance industry are disputing coverage for many such claims. In addition to the coverage issues noted in the asbestos claims section above, key coverage issues in environmental pollution claims include the following:
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
Additional information on litigation is included in Notes F and G to the Consolidated Financial Statements included under Item 8.
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
The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended, until December 31, 2014, the program established within the U.S. Department of Treasury by the Terrorism Risk Insurance Act of 2002. This program requires insurers to offer terrorism coverage and the federal government to share in insured losses arising from acts of terrorism. Given the unpredictability of the nature, targets, severity and frequency of potential terrorist acts, this program does not provide complete protection for future losses derived from acts of terrorism. Further, the laws of certain states restrict our ability to mitigate this residual exposure. For example, some states mandate property insurance coverage of damage from fire following a loss, thereby prohibiting us from excluding terrorism exposure. In addition, some states generally prohibit us from excluding terrorism exposure from our primary workers’ compensation policies. Consequently, there is substantial uncertainty as to our ability to contain our terrorism exposure effectively since we continue to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism act. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted by terrorist act losses.
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
We have significant amounts recoverable from reinsurers which are reported as receivables in our balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. A continuation or worsening of the current highly unfavorable global economic conditions, along with the severe disruptions in the capital and credit markets, could similarly impact all of our reinsurers. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers, our claims expenses will be higher which could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. Additional information on reinsurance is included in Note H to the Consolidated Financial Statements included under Item 8.
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

	Amount (Square Feet) of Building
	Owned and Occupied or Leased
Location	and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	845,567	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	170,143	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	124,946	Property and casualty insurance offices
40 Wall Street, New York, New York	107,607	Property and casualty insurance offices
1100 Ward Avenue, Honolulu, Hawaii	104,478	Property and casualty insurance offices
101 S. Phillips Avenue, Sioux Falls, South Dakota	81,101	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	72,240	Property and casualty insurance offices
4267 Meridian Parkway, Aurora, Illinois	70,004	Data Center
675 Placentia Avenue, Brea, California	64,939	Property and casualty insurance offices
1249 South River Road, Cranbury, New Jersey	57,671	Property and casualty insurance offices
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and is traded on the Nasdaq, under the symbol CNA.
As of February 20, 2009, we had 269,024,408 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,902 stockholders of record as of February 20, 2009 according to the records maintained by our transfer agent.
In November 2008, we issued and Loews purchased $1.25 billion of CNAF non-voting cumulative senior preferred stock, designated the 2008 Senior Preferred Stock (2008 Senior Preferred). The terms of the 2008 Senior Preferred were approved by a special review committee of independent members of CNAF’s Board of Directors. No dividends may be declared on our common stock or any future preferred stock while the 2008 Senior Preferred is outstanding. As such, we have suspended our quarterly common stock dividend payment. We paid $19 million on December 31, 2008, representing the first quarterly dividend payment on the 2008 Senior Preferred. See Note L of the Consolidated Financial Statements included under Item 8 for further details on the 2008 Senior Preferred.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. In the first quarter of 2008, we repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. Under the terms of the 2008 Senior Preferred discussed above, common stock repurchases are prohibited while the 2008 Senior Preferred is outstanding. No shares of common stock were purchased during 2007.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2008			2007
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
Quarter:
First	$35.04	$23.01	$0.15	$44.29	$39.09	$—
Second	32.15	24.34	0.15	51.96	42.96	0.10
Third	30.61	21.88	0.15	49.18	37.12	0.10
Fourth	26.70	8.50	—	41.84	32.26	0.15

The following graph compares the total return of our common stock, the Standard & Poor’s (S&P) 500 Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2003 through December 31, 2008. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2003 and that dividends were reinvested.
Stock Price Performance Graph

Company / Index	2003	2004	2005	2006	2007	2008
CNA Financial Corporation	100.00	111.00	135.81	167.30	141.12	69.90
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Property & Casualty Insurance Index	100.00	110.42	127.11	143.47	123.44	87.13

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

As of and for the Years Ended
December 31
(In millions, except per share data)	2008	2007	2006	2005	2004
Results of Operations:
Revenues	$7,799	$9,885	$10,376	$9,862	$9,924

Income (loss) from continuing operations	$(308)	$857	$1,137	$243	$446
Income (loss) from discontinued operations, net of tax	9	(6)	(29)	21	(21)

Net income (loss)	$(299)	$851	$1,108	$264	$425

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(1.21)	$3.15	$4.17	$0.68	$1.49
Income (loss) from discontinued operations	0.03	(0.02)	(0.11)	0.08	(0.09)

Basic earnings (loss) per share available to common stockholders	$(1.18)	$3.13	$4.06	$0.76	$1.40

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(1.21)	$3.15	$4.16	$0.68	$1.49
Income (loss) from discontinued operations	0.03	(0.02)	(0.11)	0.08	(0.09)

Diluted earnings (loss) per share available to common stockholders	$(1.18)	$3.13	$4.05	$0.76	$1.40

Dividends declared per common share	$0.45	$0.35	$—	$—	$—

Financial Condition:
Total investments	$35,003	$41,789	$44,096	$39,695	$39,231
Total assets	51,688	56,759	60,283	59,016	62,496
Insurance reserves	38,771	40,222	41,080	42,436	43,653
Long and short term debt	2,058	2,157	2,156	1,690	2,257
Stockholders’ equity	6,877	10,150	9,768	8,950	8,974

Book value per common share	$20.92	$37.36	$36.03	$31.26	$31.63

Statutory Surplus (preliminary):
Property and casualty companies (a)	$8,002	$8,511	$8,137	$6,940	$6,998
Life company	487	471	687	627	1,177

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

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

Years ended December 31
(In millions, except per share data)	2008	2007	2006
Revenues
Net earned premiums	$7,151	$7,484	$7,603
Net investment income	1,619	2,433	2,412
Other revenues	326	279	275

Total operating revenues	9,096	10,196	10,290

Claims, Benefits and Expenses
Net incurred claims and benefits	5,703	5,995	6,025
Policyholders’ dividends	20	14	22
Amortization of deferred acquisition costs	1,467	1,520	1,534
Other insurance related expenses	694	733	757
Restructuring and other related charges	—	—	(13)
Other expenses	477	401	401

Total claims, benefits and expenses	8,361	8,663	8,726

Operating income from continuing operations before income tax and minority interest	735	1,533	1,564
Income tax expense on operating income	(145)	(425)	(450)
Minority interest	(57)	(48)	(44)

Net operating income from continuing operations	533	1,060	1,070

Realized investment gains (losses), net of participating policyholders’ and minority interests	(1,297)	(311)	86
Income tax (expense) benefit on realized investment gains (losses)	456	108	(19)

Income (loss) from continuing operations	(308)	857	1,137

Income (loss) from discontinued operations, net of income tax (expense) benefit of $9, $0 and $7	9	(6)	(29)

Net income (loss)	$(299)	$851	$1,108

Basic Earnings (Loss) Per Share

Income (loss) from continuing operations	$(1.21)	$3.15	$4.17
Income (loss) from discontinued operations	0.03	(0.02)	(0.11)

Basic earnings (loss) per share available to common stockholders	$(1.18)	$3.13	$4.06

Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$(1.21)	$3.15	$4.16
Income (loss) from discontinued operations	0.03	(0.02)	(0.11)

Diluted earnings (loss) per share available to common stockholders	$(1.18)	$3.13	$4.05

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.4	271.5	262.1

Diluted	269.4	271.8	262.3

2008 Compared with 2007
Net results decreased $1,150 million in 2008 as compared with 2007. This decrease was due to higher net realized investment losses and decreased net operating income.
Net realized investment losses increased $638 million in 2008 as compared to 2007. The increase was primarily driven by higher impairment losses. See the Investment section of this MD&A for further discussion of net realized investment results.
Net operating income from continuing operations in 2008 decreased $527 million as compared with 2007. The decrease was primarily due to lower net investment income, driven by limited partnership results, and higher catastrophe impacts. Net investment income included a decline in trading portfolio results of $159 million, which was substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income. The catastrophe impacts were $239 million after-tax in 2008, as compared to catastrophe losses of $51 million after-tax in 2007. Net operating income from continuing operations in 2007 included an after-tax loss of $108 million in connection with the settlement of an arbitration proceeding (IGI Contingency), as discussed below.
Favorable net prior year development of $80 million was recorded in 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $75 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Favorable net prior year development of $73 million was recorded in 2007 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount consisted of $38 million of favorable claim and allocated claim adjustment expense reserve development and $35 million of favorable premium development. Further information on Net Prior Year Development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $333 million in 2008 as compared with 2007, including a $314 million decrease related to Standard Lines and a $7 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations improved $15 million in 2008 as compared to 2007. The 2008 results are primarily driven by the recognition in 2008 of a change in estimate of the tax benefit related to the 2007 sale of our United Kingdom discontinued operations subsidiary. The loss in 2007 was primarily driven by unfavorable net prior year development.
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
Results from discontinued operations improved $23 million in 2007 as compared to 2006. The loss in 2007 was primarily driven by unfavorable net prior year development. Results in 2006 reflected a $29 million impairment loss related to the 2007 sale of a portion of the run-off business. Further information on this impairment loss is included in Note P of the Consolidated Financial Statements included under Item 8.

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
Valuation of Investments and Impairment of Securities
Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. We have an Impairment Committee, which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an other-than-temporary impairment loss in the results of operations in the period in which the determination occurred. Further information on our process for evaluating impairments is included in Note B of the Consolidated Financial Statements included under Item 8.

Long Term Care Products
Reserves and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our results of operations or equity could be adversely impacted.
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
To determine the discount rate assumption as of the year-end measurement date for our CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan, we considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody’s Investors Service, Inc. (Moody’s) or a rating of AA or better from Standard & Poor’s (S&P). We reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The year-over-year change of those data points was also considered. Based on this review, management determined that 6.30% and 6.30% were the appropriate discount rates as of December 31, 2008 to calculate our accrued pension and postretirement liabilities. Accordingly, the 6.30% and 6.30% rates will also be used to determine our 2009 pension and postretirement expense. At December 31, 2007, the discount rates used to calculate our accrued pension and postretirement liabilities were 6.00% and 5.875%.
We recorded a benefit of $14 million in 2008 related to the CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan. Based on our current assumptions and investment performance in 2008, our expense for the CNA Retirement Plan and the CNA Retiree Health and Group Benefits Plan will be approximately $49 million for 2009.
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
Income Taxes
We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations. In addition, the ability to record deferred tax assets in the future could be limited resulting in a higher effective tax rate in that future period.

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
The detailed analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. Our actuaries determine a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the product being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

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
Currently, our reserves are slightly higher than the actuarial point estimate. We do not establish a specific provision for uncertainty. For Standard Lines, the difference between our reserves and the actuarial point estimate is primarily due to the three most recent accident years because the claim data from these accident years is very immature. For Specialty Lines, the difference between our reserves and the actuarial point estimate is spread more broadly across accident years reflecting the volatility of claim outcomes. We believe it is prudent to wait until actual experience confirms that the loss reserves should be adjusted. For Corporate & Other Non-Core, the carried reserve is slightly higher than the actuarial point estimate. For A&E exposures, we feel it is prudent, based on the history of developments in this area and the volatility associated with the reserves, to be above the point estimate until the ultimate outcome of the issues associated with these exposures is clearer.
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
For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $500 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $450 million. Our net reserves for Standard Lines workers’ compensation were approximately $4.8 billion at December 31, 2008.
For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 12%, we estimate that our net reserves would increase by approximately $250 million. If the estimated incurred development factor for general liability decreases by 10%, we estimate that our net reserves would decrease by approximately $200 million. Our net reserves for Standard Lines general liability were approximately $3.3 billion at December 31, 2008.
Within Specialty Lines, we believe a material deviation to our net reserves is reasonably possible for professional liability and related business in the U.S. Specialty Lines group. This business includes professional liability coverages provided to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for this business were approximately $4.8 billion at December 31, 2008.
Within Corporate & Other Non-Core, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are CNA Re and A&E.
For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 24%, we estimate that our net reserves for CNA Re would increase by approximately $125 million. If the estimated incurred development factor for CNA Re decreases by 18%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for CNA Re were approximately $0.7 billion at December 31, 2008.
For A&E, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for A&E reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for A&E increases by 400 basis points, we estimate that our A&E net reserves would increase by approximately $250 million. If the estimated overall account size trend for A&E decreases by 400 basis points, we estimate that our A&E net reserves would decrease by approximately $150 million. Our net reserves for A&E were approximately $1.5 billion at December 31, 2008.
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
Our property and casualty field structure consists of 32 branch locations across the country organized into 2 territories. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing, billing and collection activities, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle property damage and medical only claims and 14 claim office locations around the country handling the more complex claims.
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
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note F of the Consolidated Financial Statements included under Item 8.

STANDARD LINES
Business Overview
Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services domestically, primarily to small, middle-market and large businesses and organizations. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs. Property products provide standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products provide standard casualty insurance products such as workers’ compensation, general and product liability and commercial auto coverage through traditional products. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.
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
The following table details results of operations for Standard Lines.
Results of Operations

Years ended December 31	2008	2007	2006
(In millions)
Net written premiums	$3,054	$3,267	$3,598
Net earned premiums	3,065	3,379	3,557
Net investment income	506	878	840
Net operating income	221	602	446
Net realized investment gains (losses), after-tax	(317)	(97)	48
Net income (loss)	(96)	505	494

Ratios
Loss and loss adjustment expense	75.4%	67.4%	72.5%
Expense	31.6	32.5	31.6
Dividend	—	0.2	0.5

Combined	107.0%	100.1%	104.6%

2008 Compared with 2007
Net written premiums for Standard Lines decreased $213 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, across both our Business and Commercial Insurance groups. The competitive market conditions may put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $314 million in 2008 as compared with 2007, consistent with the decreased net written premiums.
Standard Lines averaged rate decreases of 5% for 2008, as compared to decreases of 4% for 2007 for the contracts that renewed during those periods. Retention rates of 82% and 78% were achieved for those contracts that were available for renewal in each period.
Net results decreased $601 million in 2008 as compared with 2007. This decrease was attributable to decreased net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $381 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income and higher catastrophe impacts. The catastrophe impacts were $227 million after-tax in 2008, which included a $7 million after-tax catastrophe-related insurance assessment, as compared to catastrophe losses of $48 million after-tax in 2007.

In 2008, the amount due from policyholders related to losses under deductible policies within Standard Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.
The combined ratio increased 6.9 points in 2008 as compared with 2007. The loss ratio increased 8.0 points primarily due to increased catastrophe losses. Catastrophes losses related to 2008 events had an adverse impact of 11.1 points on the loss ratio in 2008 compared with an adverse impact of 2.2 points in 2007.
The expense ratio decreased 0.9 points in 2008 as compared with 2007 primarily related to changes in the assessment rates imposed by certain states for insurance-related assessments. The dividend ratio decreased 0.2 points in 2008 as compared with 2007 due to increased favorable dividend development in the workers’ compensation line of business.
Favorable net prior year development of $18 million was recorded in 2008, including $34 million of favorable claim and allocated claim adjustment expense reserve development and $16 million of unfavorable premium development. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $108 million. Favorable net prior year development of $123 million, including $104 million of favorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded in 2007. Further information on Standard Lines net prior year development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2008 and 2007 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2008	2007
(In millions)
Gross Case Reserves	$6,158	$5,988
Gross IBNR Reserves	5,890	6,060

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$12,048

Net Case Reserves	$4,995	$4,750
Net IBNR Reserves	4,875	5,170

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,870	$9,920

2007 Compared with 2006
Net written premiums for Standard Lines decreased $331 million in 2007 as compared with 2006, primarily due to decreased production. The decreased production reflected our disciplined participation in the competitive market. Net earned premiums decreased $178 million in 2007 as compared with 2006, consistent with the decreased premiums written.
Standard Lines averaged rate decreases of 4% for 2007, as compared to flat rates for 2006 for the contracts that renewed during those periods. Retention rates of 78% and 81% were achieved for those contracts that were available for renewal in each period.
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
Warranty provides vehicle warranty service contracts and related products that protect individuals from the financial burden associated with mechanical breakdown. Products are distributed through independent agents.
CNA Global consists of subsidiaries operating in Europe, Latin America, Canada and Hawaii. These affiliates offer property and casualty insurance, through brokers, managing general underwriters and independent agencies, to small and medium size businesses and capitalize on strategic indigenous opportunities.

The following table details results of operations for Specialty Lines.
Results of Operations

Years ended December 31	2008	2007	2006
(In millions)
Net written premiums	$3,435	$3,506	$3,431
Net earned premiums	3,477	3,484	3,411
Net investment income	451	621	554
Net operating income	482	619	635
Net realized investment gains (losses), after-tax	(185)	(53)	25
Net income	297	566	660

Ratios
Loss and loss adjustment expense	61.9%	62.8%	60.4%
Expense	27.8	26.7	27.4
Dividend	0.4	0.2	0.1

Combined	90.1%	89.7%	87.9%

2008 Compared with 2007
Net written premiums for Specialty Lines decreased $71 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, primarily in U.S. Specialty Lines. These competitive market conditions may put ongoing pressure on premium and income levels, and the expense ratio. The unfavorable impact in premiums written was partially offset by decreased ceded premiums primarily due to decreased use of reinsurance. Net earned premiums decreased $7 million as compared with the same period in 2007, consistent with the decrease in net written premiums.
Specialty Lines averaged rate decreases of 3% for 2008 and 2007 for the contracts that renewed during those periods. Retention rates of 84% and 83% were achieved for those contracts that were up for renewal in each period.
Net income decreased $269 million in 2008 as compared with 2007. This decrease was primarily attributable to lower net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $137 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income, decreased current accident year underwriting results and increased foreign currency transaction losses. These unfavorable results were partially offset by increased favorable net prior year development.
The combined ratio increased 0.4 points in 2008 as compared with 2007. The loss ratio improved 0.9 points, primarily due to increased favorable net prior year development in 2008 as compared to 2007. This was partially offset by higher current accident year loss ratios recorded primarily in our E&O and D&O coverages for financial institutions due to the current financial markets credit crisis.
The expense ratio increased 1.1 points in 2008 as compared with 2007. The increase primarily related to increased underwriting expenses and reduced ceding commissions.
Favorable net prior year development of $184 million was recorded in 2008, including $164 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development. Favorable net prior year development of $36 million was recorded in 2007, including $25 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of favorable premium development. Further information on Specialty Lines Net Prior Year Development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2008 and 2007 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2008	2007
(In millions)
Gross Case Reserves	$2,719	$2,585
Gross IBNR Reserves	5,563	5,818

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,282	$8,403

Net Case Reserves	$2,149	$2,090
Net IBNR Reserves	4,694	4,527

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,843	$6,617

2007 Compared with 2006
Net written premiums for Specialty Lines increased $75 million in 2007 as compared with 2006. Premiums written were unfavorably impacted by decreased production as compared with the same period in 2006. The decreased production reflected our disciplined participation in a competitive market. This unfavorable impact was more than offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. We elected not to renew this coverage upon its expiration. With our diversification in the previously reinsured lines of business and our management of the gross limits on the business written, we did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $73 million as compared with the same period in 2006, consistent with the increased net premiums written.
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

LIFE & GROUP NON-CORE
Business Overview
The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. We continue to service our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also manage a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care business, while considered non-core, continues to be actively marketed. During 2008, we exited the indexed group annuity portion of our pension deposit business.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31	2008	2007	2006
(In millions)
Net earned premiums	$612	$618	$641
Net investment income	484	622	698
Net operating loss	(108)	(159)	(14)
Net realized investment losses, after-tax	(236)	(36)	(33)
Net loss	(344)	(195)	(47)
2008 Compared with 2007
Net earned premiums for Life & Group Non-Core decreased $6 million in 2008 as compared with 2007. Net earned premiums relate primarily to the group and individual long term care businesses.
Net loss increased $149 million in 2008 as compared with 2007. The increase in net loss was primarily due to increased net realized investment losses and adverse investment performance on a portion of our pension deposit business. Certain of the separate account investment contracts related to the Company’s pension deposit business guarantee principal and a minimum rate of interest, for which the Company recorded a pretax liability of $68 million in Policyholders’ funds during 2008 due to the performance of the related assets supporting the business. The net loss in 2007 included an after-tax loss of $108 million related to the settlement of the IGI Contingency, as discussed below. The decreased net investment income included a decline of trading portfolio results of $157 million, which was substantially offset by a corresponding decrease in the policyholders’ fund reserves supported by the trading portfolio. The trading portfolio supported the indexed group annuity portion of our pension deposit business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
The indexed group annuity portion of our pension deposit business had a net loss of $22 million and $14 million for 2008 and 2007. The related assets were $720 million and related liabilities were $688 million at December 31, 2007. During 2008, we settled these liabilities with policyholders with no material impact to results of operations.
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
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&E and intrasegment eliminations.
Results of Operations

Years ended December 31	2008	2007	2006
(In millions)
Net investment income	$178	$312	$320
Revenues	30	298	355
Net operating income (loss)	(62)	(2)	3
Net realized investment gains (losses), after-tax	(103)	(17)	27
Net income (loss)	(165)	(19)	30
2008 Compared with 2007
Revenues decreased $268 million in 2008 as compared with 2007. Revenues were unfavorably impacted by lower net investment income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $146 million in 2008 as compared with 2007. The decrease was primarily due to decreased revenues as discussed above and expenses associated with a legal contingency. These unfavorable impacts were partially offset by a $27 million release from the allowance for uncollectible reinsurance receivables arising from a change in estimate. In addition, the 2007 results included current accident year losses related to certain mass torts.
Unfavorable net prior year development of $122 million was recorded during 2008, including $123 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development. Unfavorable net prior year development of $86 million was recorded in 2007, including $91 million of unfavorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Further information on Corporate & Other Non-Core’s net prior year development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2008 and 2007 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2008	2007
(In millions)
Gross Case Reserves	$1,823	$2,159
Gross IBNR Reserves	2,578	2,951

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,401	$5,110

Net Case Reserves	$1,126	$1,328
Net IBNR Reserves	1,561	1,787

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,687	$3,115

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
The following table provides data related to our A&E claim and claim adjustment expense reserves.
A&E Reserves

	December 31, 2008		December 31, 2007
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)
Gross reserves	$2,112	$392	$2,352	$367
Ceded reserves	(910)	(130)	(1,030)	(125)

Net reserves	$1,202	$262	$1,322	$242

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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 81% of our total active asbestos accounts are classified as small accounts at December 31, 2008 and 2007.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
We carry unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at December 31, 2008 and 2007.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
	Policyholders	(In millions)	(In millions)	Net Reserves
December 31, 2008
Policyholders with settlement agreements
Structured settlements	18	$17	$133	11%
Wellington	3	1	11	1
Coverage in place	36	16	94	8

Total with settlement agreements	57	34	238	20

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19
Small asbestos accounts	1,009	32	91	8

Total other policyholders	1,245	94	325	27

Assumed reinsurance and pools	—	19	114	9
Unassigned IBNR	—	—	525	44

Total	1,302	$147	$1,202	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2007	Reserves	Asbestos
December 31, 2007	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	14	$29	$151	11%
Wellington	3	1	12	1
Coverage in place	34	38	100	8

Total with settlement agreements	51	68	263	20

Other policyholders with active accounts
Large asbestos accounts	233	45	237	18
Small asbestos accounts	1,005	15	93	7

Total other policyholders	1,238	60	330	25

Assumed reinsurance and pools	—	8	133	10
Unassigned IBNR	—	—	596	45

Total	1,289	$136	$1,322	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 73% of our total active pollution accounts are classified as small accounts as of December 31, 2008 and 2007.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending environmental pollution accounts and associated reserves at December 31, 2008 and 2007.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2008	Reserves	Pollution Net
December 31, 2008	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	16	$5	$9	4%
Coverage in place	16	3	13	5

Total with settlement agreements	32	8	22	9

Other policyholders with active accounts
Large pollution accounts	116	40	48	18
Small pollution accounts	320	11	41	16

Total other policyholders	436	51	89	34

Assumed reinsurance and pools	—	4	27	10
Unassigned IBNR	—	—	124	47

Total	468	$63	$262	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2007	Reserves	Pollution Net
December 31, 2007	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	10	$9	$6	2%
Coverage in place	18	8	14	6

Total with settlement agreements	28	17	20	8

Other policyholders with active accounts
Large pollution accounts	112	17	53	22
Small pollution accounts	298	9	42	17

Total other policyholders	410	26	95	39

Assumed reinsurance and pools	—	1	31	13
Unassigned IBNR	—	—	96	40

Total	438	$44	$242	100%

INVESTMENTS
We maintain a large portfolio of fixed income and equity securities, including large amounts of corporate and government issued debt securities, collateralized mortgage obligations (CMOs), asset-backed and other structured securities, equity and equity-based securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. Our investment portfolio supports our obligation to pay future insurance claims and provides investment returns which are an important part of our overall profitability.
For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. Despite government intervention, market conditions have led to the merger or failure of a number of prominent financial institutions and government sponsored entities, sharply increased unemployment and reduced economic activity. In addition, significant declines in the value of assets and securities that began with the residential sub-prime mortgage crisis have spread to nearly all classes of investments, including most of those held in our investment portfolio. As a result, during 2008 we incurred significant realized and unrealized losses in our investment portfolio and experienced substantial declines in our net investment income which have materially adversely impacted our results of operations and equity.
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2008	2007	2006
(In millions)
Fixed maturity securities	$1,984	$2,047	$1,842
Short term investments	115	186	248
Limited partnerships	(379)	183	288
Equity securities	80	25	23
Income (loss) from trading portfolio (a)	(149)	10	103
Interest on funds withheld and other deposits	(2)	(1)	(68)
Other	21	36	18

Gross investment income	1,670	2,486	2,454
Investment expense	(51)	(53)	(42)

Net investment income	$1,619	$2,433	$2,412

(a)
The change in net unrealized gains (losses) on trading securities included in Net investment income was $3 million and $(15) million for the years ended December 31, 2008 and 2007. There was no change in net unrealized gains (losses) on trading securities included in Net investment income for the year ended December 31, 2006.

Net investment income decreased by $814 million in 2008 compared with 2007. The decrease was primarily driven by significant losses from limited partnerships and the trading portfolio in 2008 and a decline in short term interest rates. Limited partnerships may present greater risk, greater volatility and higher illiquidity than fixed income investments. The decreased results from the trading portfolio were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Net investment income increased by $21 million in 2007 compared with 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits as discussed further below. These increases were substantially offset by decreases in limited partnership income and results from the trading portfolio.
During 2006, we commuted several significant reinsurance contracts which contained interest crediting provisions that were reflected as a component of Net investment income in our Consolidated Statement of Operations. As of December 31, 2006, no further interest expense was due on the commuted contracts.
The bond segment of the fixed maturity investment portfolio provided an income yield of 5.7%, 5.8% and 5.6% for the years ended December 31, 2008, 2007 and 2006.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2008	2007	2006
(In millions)
Fixed maturity securities:
U.S. Government bonds	$235	$86	$62
Corporate and other taxable bonds	(643)	(183)	(98)
Tax-exempt bonds	53	3	53
Asset-backed bonds	(476)	(343)	(9)
Redeemable preferred stock	—	(41)	(3)

Total fixed maturity securities	(831)	(478)	5
Equity securities	(490)	117	16
Derivative securities	(19)	32	18
Short term investments	34	7	(5)
Other	9	11	52

Realized investment gains (losses), net of participating policyholders’ and minority interests	(1,297)	(311)	86

Income tax (expense) benefit	456	108	(19)

Net realized investment gains (losses), net of participating policyholders’ and minority interests	$(841)	$(203)	$67

Net realized investment results decreased by $638 million for 2008 compared with 2007. Net realized investment results decreased by $270 million for 2007 compared with 2006. The decrease in Net realized investment results in both periods was primarily driven by an increase in other-than-temporary impairment (OTTI) losses. Further information on our OTTI losses and impairment decision process is set forth in Note B of the Consolidated Financial Statements included under Item 8.

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
Largest Realized Investment Losses from Securities Sold at a Loss
Year ended December 31, 2008

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)
Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$10,663	$106	0-6

Non-redeemable preferred stock of Federal National Mortgage Association. The company is now in conservatorship.	6	51	0-12	+

Fixed income securities of an investment banking firm that filed bankruptcy causing the fair value of the securities to decline rapidly.	37	41	0-12

Non-redeemable preferred stock of Federal Home Loan Mortgage Corporation. The company is now in conservatorship.	3	27	0-12

Mortgage backed pass-through securities were sold based on deteriorating performance of the underlying loans and the resulting rapid market price decline.	36	18	0-6

Fixed income securities of a provider of wireless and wire line communication services. Securities were sold to reduce exposure because the company announced a significant shortfall in operating results, causing significant credit deterioration which resulted in a rating downgrade.	41	17	0-12

	$10,786	$260

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Gross Unrealized Losses
The following tables summarize the fair value and gross unrealized loss of fixed income investment and non-investment grade securities categorized first by the length of time, as measured by the first date, those securities have been in a continuous unrealized loss position, and then further categorized by the severity of the unrealized loss position as of December 31, 2008 and 2007.
Unrealized Loss Aging for Fixed Income Securities

	Fair Value as a Percentage of Amortized Cost
	Estimated								Gross Unrealized
December 31, 2008	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
(In millions)
Investment grade:
0-6 months	$6,749	$169	$264	$167	$58	$7	$11	$5	$681
7-11 months	6,159	126	376	315	364	262	118	30	1,591
12-24 months	3,549	55	143	128	355	449	230	443	1,803
Greater than 24 months	1,778	27	67	151	68	52	8	136	509

Total investment grade	$18,235	$377	$850	$761	$845	$770	$367	$614	$4,584

Non-investment grade:
0-6 months	$853	$10	$47	$93	$50	$44	$16	$30	$290
7-11 months	374	1	20	43	40	33	19	17	173
12-24 months	1,078	3	30	83	193	94	203	41	647
Greater than 24 months	12	—	—	—	5	—	2	—	7

Total non-investment grade	$2,317	$14	$97	$219	$288	$171	$240	$88	$1,117

Total	$20,552	$391	$947	$980	$1,133	$941	$607	$702	$5,701

Unrealized Loss Aging for Fixed Income Securities

	Fair Value as a Percentage of Amortized Cost
	Estimated								Gross Unrealized
December 31, 2007	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
(In millions)
Investment grade:
0-6 months	$4,771	$100	$42	$29	$26	$25	$6	$—	$228
7-11 months	1,584	35	81	17	25	13	7	15	193
12-24 months	690	21	2	10	7	8	9	—	57
Greater than 24 months	3,869	88	42	8	—	—	—	—	138

Total investment grade	$10,914	$244	$167	$64	$58	$46	$22	$15	$616

Non-investment grade:
0-6 months	$1,527	$56	$14	$3	$—	$—	$—	$—	$73
7-11 months	125	6	2	—	—	—	—	—	8
12-24 months	26	1	1	1	1	—	—	—	4
Greater than 24 months	9	1	1	—	—	—	—	—	2

Total non-investment grade	$1,687	$64	$18	$4	$1	$—	$—	$—	$87

Total	$12,601	$308	$185	$68	$59	$46	$22	$15	$703

The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s and Fitch in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating.
As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of these securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at December 31, 2008 or 2007. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process. Further information on our unrealized losses by asset class and our considerations in determining that the securities were temporarily impaired at December 31, 2008 is included in Note B to the Consolidated Financial Statements included under Item 8.
Non-investment grade bonds, as presented in the tables above, are primarily high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities.
The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at December 31, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of Fair	Percent of Unrealized
	Value	Loss
Due in one year or less	11%	8%
Due after one year through five years	31	21
Due after five years through ten years	14	21
Due after ten years	44	50

Total	100%	100%

Our fixed income portfolio consists primarily of high quality bonds, 91% and 89% of which were rated as investment grade (rated BBB- or higher) at December 31, 2008 and 2007. The following table summarizes the ratings of our fixed income bond portfolio at carrying value.
Fixed Income Bond Ratings

December 31	2008	%	2007	%
(In millions)
U.S. Government and affiliated agency securities	$2,993	11%	$816	3%
Other AAA rated	10,112	35	16,728	50
AA and A rated	8,166	28	6,326	19
BBB rated	5,000	17	5,713	17
Non-investment grade	2,569	9	3,616	11

Total	$28,840	100%	$33,199	100%

At December 31, 2008 and 2007, approximately 97% and 95% of the portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2008 was $368 million, which represents 1.1% of our total investment portfolio. These securities were in a net unrealized gain position of $170 million at December 31, 2008.
Duration
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
Effective Durations

	December 31, 2008		December 31, 2007
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)
Segregated investments	$8,168	9.9	$9,211	10.7

Other interest sensitive investments	25,194	4.5	29,406	3.3

Total	$33,362	5.8	$38,617	5.1

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A — Quantitative and Qualitative Disclosures About Market Risk included herein.

Asset-Backed Mortgage Exposure
Asset-Backed Distribution

	Security Type
						Percent	Percent
						of Total	of Total
December 31, 2008	MBS(a)	CMO(b)	ABS(c)	CDO(d)	Total	Security Type	Investments
(In millions)
U.S. Government Agencies	$408	$1,273	$—	$—	$1,681	22%	4%
AAA	—	3,249	1,672	3	4,924	63	14
AA	—	187	190	6	383	5	1
A	—	80	96	28	204	3	1
BBB	—	92	230	2	324	4	1
Non-investment grade and equity tranches	—	213	27	8	248	3	1

Total Fair Value	$408	$5,094	$2,215	$47	$7,764	100%	22%

Total Amortized Cost	$405	$6,181	$2,887	$197	$9,670

Percent of total fair value by security type	5%	65%	29%	1%	100%

Sub-prime (included above)
Fair Value	$—	$—	$1,163	$1	$1,164	15%	3%
Amortized Cost	$—	$—	$1,477	$31	$1,508	16%	4%

Alt-A (included above)
Fair Value	$—	$898	$—	$3	$901	12%	3%
Amortized Cost	$—	$1,229	$—	$8	$1,237	13%	3%

(a)	Mortgage-backed securities (MBS)

(b)	Collateralized mortgage obligations (CMO)

(c)	Asset-backed securities (ABS)

(d)	Collateralized debt obligations (CDO)
Included in our fixed maturity securities at December 31, 2008 were $7,764 million of asset-backed securities, at fair value, which represents 22% of total invested assets. Of the total asset-backed securities, 85% were U.S. Government Agency issued or AAA rated. Of the total invested assets, $1,164 million or 3% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 3% have exposure to Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 98% were rated investment grade, while 97% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $36 million through limited partnerships and sold credit default swaps which provide the buyer protection against declines in sub-prime indices.
Included in the table above are commercial mortgage-backed securities (CMBS), which had an aggregate fair value of $661 million and an aggregate amortized cost of $1,068 million at December 31, 2008. Most of our CMBS holdings are in the form of senior tranches of securitization, which benefit from significant credit support from subordinated tranches.
All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $302 million after-tax for the year ended December 31, 2008. Included in this OTTI loss was $128 million after-tax related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime, Alt-A and CMBS exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses. See Note B of the Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

December 31	2008	2007
(In millions)
Short term investments available-for-sale:
Commercial paper	$563	$3,040
U.S. Treasury securities	2,258	577
Money market funds	329	72
Other, including collateral held related to securities lending	384	808

Total short term investments available-for-sale	3,534	4,497

Short term investments trading:
Commercial paper	—	35
Money market funds	—	139
Other	—	6

Total short term investments trading	—	180

Total short term investments	$3,534	$4,677

Separate Accounts
The following table summarizes the bond ratings of the investments supporting separate account products which guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time.
Separate Account Bond Ratings

December 31	2008	%	2007	%
(In millions)
AAA rated	$120	35%	$122	29%
AA and A rated	148	43	224	54
BBB rated	74	22	73	17
Non-investment grade	1	—	—	—

Total	$343	100%	$419	100%

At December 31, 2008 and 2007, approximately 97% of the separate account portfolio was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

LIQUIDITY AND CAPITAL RESOURCES
As a result of the significant realized and unrealized losses in our investment portfolio and declines in our net investment income during 2008 as discussed in the Investments section of this MD&A, we took several actions during the fourth quarter to strengthen our capital position and to ensure our operating insurance subsidiaries had sufficient statutory surplus, including the following:
•	In October 2008, we suspended our quarterly dividend payment to common stockholders.

•	In November 2008, we issued, and Loews Corporation (Loews) purchased, 12,500 shares of our non-voting cumulative preferred stock (2008 Senior Preferred) for $1.25 billion.

•
We used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of our principal insurance subsidiary, Continental Casualty Company (CCC), through the purchase of a $1.0 billion surplus note of CCC.

•	In November 2008, we borrowed $250 million on an existing credit facility and used $200 million of the proceeds to retire senior notes that matured in December 2008.

•	In December 2008, we contributed $500 million of cash and short term investments from our holding company to CCC.

•
We requested and received approval for a statutory permitted practice related to the recognition of deferred tax assets which increased statutory surplus of CCC by approximately $700 million as of December 31, 2008. The permitted practice will remain in effect for the first, second and third quarter 2009 reporting periods.

Further information on the 2008 Senior Preferred, CCC surplus note and the statutory permitted practice is included in Note L of the Consolidated Financial Statements included under Item 8.
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For 2008, net cash provided by operating activities was $1,558 million as compared to $1,239 million in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, decreased tax payments and decreased loss payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and decreased investment income receipts.
For 2007, net cash provided by operating activities was $1,239 million as compared to $2,250 million in 2006. Cash provided by operating activities was unfavorably impacted by decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by us. Cash provided by operating activities was also unfavorably impacted by decreased premium collections, increased tax payments and increased loss payments.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used for investing activities was $1,908 million, $1,082 million and $1,646 million for 2008, 2007 and 2006. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In 2007, net cash flows provided by investing activities-discontinued operations included $65 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
Net cash provided by financing activities was $347 million in 2008. In 2007 and 2006, net cash used for financing activities was $185 million and $605 million. Net cash flow provided by financing activities in 2008 was primarily related to the issuance of the 2008 Senior Preferred stock to Loews, as discussed above, partially offset by policyholders’ fund withdrawals and dividend payments. Additionally, in January 2008, we repaid our $150 million 6.45% senior note at maturity. In November 2008, we drew down $250 million on a credit facility established in 2007 and used $200 million of the proceeds to retire our 6.60% Senior Notes that were due December 15, 2008.
Common Stock Dividends
Dividends of $0.45 and $0.35 per share of our common stock were declared and paid in 2008 and 2007. No dividends were paid in 2006. In October 2008, we suspended our quarterly dividend payment.
Share Repurchases
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. In the first quarter of 2008, we repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. In accordance with the terms of the 2008 Senior Preferred, common stock repurchases are prohibited. No shares of common stock were purchased during the years ended December 31, 2007 or 2006.
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

•
We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. A downgrade below our current ratings levels would also result in additional collateral requirements for derivative contracts for which we are in a liability position at any given point in time. As of December 31, 2008, the total potential collateralization requirements amounted to approximately $85 million.

•
As of December 31, 2008, our holding company held short term investments of $539 million. Our holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from our subsidiaries. As discussed further in Note L of the Consolidated Financial Statements included under Item 8, the payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, we believe that our holding company has sufficient liquidity to fund our preferred stock dividend and debt service payments in 2009.

We have an effective shelf registration statement under which we may issue $2.0 billion of debt or equity securities.

Commitments, Contingencies, and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of December 31, 2008 is presented in the following table.
Contractual Commitments

December 31, 2008	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Debt (a)	$2,980	$123	$644	$503	$1,710
Lease obligations	204	41	70	54	39
Claim and claim expense reserves (b)	29,104	6,425	8,087	4,210	10,382
Future policy benefits reserves (c)	11,956	176	342	327	11,111
Policyholder funds reserves (c)	207	24	10	4	169
Guaranteed payment contracts (d)	17	16	1	—	—
Preferred stock dividends (e)	625	125	250	250	—

Total (f)	$45,093	$6,930	$9,404	$5,348	$23,411

(a)	Includes estimated future interest payments, but does not include original issue discount.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2008. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2008. Future policy benefit reserves of $810 million and policyholder fund reserves of $38 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements under Item 8.

(d)	Primarily relating to telecommunications and software services.

(e)
Our preferred stock has a dividend rate of 10% due quarterly. We have reflected the dividend payment in the table above for a period of 5 years, which may be more or less than the actual period the preferred stock remains outstanding. As long as the preferred stock is outstanding, the minimum dividend payment, if declared, is $125 million a year.

(f)	Does not include expected estimated contribution of $70 million to the Company’s pension and postretirement plans in 2009.
Further information on our commitments, contingencies and guarantees is provided in Notes B, C, F, G, I, K and L of the Consolidated Financial Statements included under Item 8.
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

The table below reflects the various group ratings issued by A.M. Best Company (A.M. Best), Moody’s and S&P for the property and casualty and life companies. The table also includes the ratings for CNAF senior debt and The Continental Corporation (Continental) senior debt.

Insurance Financial Strength
	Ratings		Debt Ratings
Property &
	Casualty	Life	CNAF	Continental
	CCC	CAC	Senior	Senior
	Group		Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	Not rated	BBB-	BBB-
The following rating agency actions were taken by these rating agencies with respect to CNA from January 1, 2008 through February 23, 2009:
•	On January 27, 2009, S&P withdrew CAC’s insurance financial strength rating of BBB+ at our request.

•	On February 9, 2009, Moody’s affirmed CNA’s ratings and revised the outlook from stable to negative.

•	On February 13, 2009, A.M. Best affirmed CNA’s ratings and revised the outlook from stable to negative.
In January 2009, we exercised our early termination right under our contract with Fitch Ratings. As a result, we no longer retain Fitch Ratings to issue insurance financial strength ratings for the CCC Group or debt ratings for CNAF and Continental.
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
As discussed in the Liquidity section above, additional collateralization may be required for certain settlement agreements and assumed reinsurance contracts, as well as derivative contracts, if our ratings or other specific criteria fall below certain thresholds.
In addition, it is possible that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. None of the major rating agencies which rates Loews currently maintains a negative outlook or has Loews on negative Credit Watch.
Accounting Pronouncements
For a discussion of accounting pronouncements that have been adopted or will be adopted in the future, see Note A of the Consolidated Financial Statements included under Item 8.

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos and environmental pollution and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•
conditions in the capital and credit markets including severe levels of volatility, illiquidity, uncertainty and overall disruption, as well as sharply reduced economic activity, that may impact the returns, types, liquidity and valuation of our investments;

•
general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create higher exposures to our lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services, and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•
the effects of the mergers and failures of a number of prominent financial institutions and government sponsored entities, as well as the effects of accounting and financial reporting scandals and other major failures in internal controls and governance, on capital and credit markets, as well as on the markets for directors and officers and errors and omissions coverages;

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

•
conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of Loews Corporation to provide additional capital support to us;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments are exposed to various risks, such as interest rate, credit and currency risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates and further credit spread widening, could have an adverse material impact on our results of operations and/or equity.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2008 and 2007 due to instantaneous parallel increases in the period end yield curve of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2008 and 2007, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the Standard & Poor’s 500 Index (S&P 500) from its level at December 31, 2008 and 2007, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
Our sensitivity analysis has also been applied to the assets supporting our separate account business because certain of our separate account products guarantee principal and a minimum rate of interest. All or a portion of these decreases related to the separate account assets may be offset by decreases in related separate account liabilities to customers, but that is dependent on the position of the separate account in relation to the specific guarantees at the time of the interest rate or price decline. Similarly, increases in the fair value of the separate account investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2008 and December 31, 2007, due to an increase in interest rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2008	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$28,886	$(1,919)	$(99)	$(2)
Fixed maturity securities trading	1	—	—	—
Equity securities available-for-sale	871	—	(1)	(87)
Short term investments available-for-sale	3,534	(17)	(13)	—
Limited partnerships	1,683	1	—	(38)
Other invested assets	28	—	—	—

Total general account	35,003	(1,935)	(113)	(127)

Separate accounts:
Fixed maturity securities	343	(17)	—	—
Equity securities	27	—	—	(2)
Short term investments	7	—	—	—

Total separate accounts	377	(17)	—	(2)

Derivative financial instruments, included in Other liabilities	(111)	90	—	—

Total securities	$35,269	$(1,862)	$(113)	$(129)

Debt (carrying value)	$2,058	$(102)	$—	$—

Market Risk Scenario 1

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2007	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$34,080	$(1,900)	$(111)	$(42)
Fixed maturity securities trading	177	(2)	(1)	(1)
Equity securities available-for-sale	568	—	(1)	(57)
Short term investments available-for-sale	4,497	(4)	(42)	—
Short term investments trading	180	—	—	—
Limited partnerships	2,214	1	—	(43)
Other invested assets	73	(2)	8	(69)

Total general account	41,789	(1,907)	(147)	(212)

Separate accounts:
Fixed maturity securities	419	(20)	—	—
Equity securities	45	—	—	(5)
Short term investments	6	—	—	—

Total separate accounts	470	(20)	—	(5)

Derivative financial instruments, included in Other liabilities	(62)	33	—	—

Total securities	$42,197	$(1,894)	$(147)	$(217)

Debt (carrying value)	$2,157	$(107)	$—	$—

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2008 and December 31, 2007, due to an increase in interest rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2008	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$28,886	$(2,834)	$(197)	$(5)
Fixed maturity securities trading	1	—	—	—
Equity securities available-for-sale	871	—	(2)	(218)
Short term investments available-for-sale	3,534	(29)	(26)	—
Limited partnerships	1,683	1	—	(94)
Other invested assets	28	—	—	—

Total general account	35,003	(2,862)	(225)	(317)

Separate accounts:
Fixed maturity securities	343	(25)	—	—
Equity securities	27	—	—	(7)
Short term investments	7	—	—	—

Total separate accounts	377	(25)	—	(7)

Derivative financial instruments, included in Other liabilities	(111)	131	—	—

Total securities	$35,269	$(2,756)	$(225)	$(324)

Debt (carrying value)	$2,058	$(149)	$—	$—

Market Risk Scenario 2

		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2007	Value	Rate Risk	Risk	Risk
(In millions)
General account:
Fixed maturity securities available-for-sale	$34,080	$(2,789)	$(221)	$(106)
Fixed maturity securities trading	177	(3)	(1)	(3)
Equity securities available-for-sale	568	—	(2)	(142)
Short term investments available-for-sale	4,497	(6)	(85)	—
Short term investments trading	180	—	—	—
Limited partnerships	2,214	1	—	(109)
Other invested assets	73	2	(8)	(171)

Total general account	41,789	(2,795)	(317)	(531)

Separate accounts:
Fixed maturity securities	419	(30)	—	—
Equity securities	45	—	—	(11)
Short term investments	6	—	—	—

Total separate accounts	470	(30)	—	(11)

Derivative financial instruments, included in Other liabilities	(62)	48	—	—

Total securities	$42,197	$(2,777)	$(317)	$(542)

Debt (carrying value)	$2,157	$(156)	$—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31	2008	2007	2006
(In millions, except per share data)
Revenues
Net earned premiums	$7,151	$7,484	$7,603
Net investment income	1,619	2,433	2,412
Realized investment gains (losses), net of participating policyholders’ and minority interests	(1,297)	(311)	86
Other revenues	326	279	275

Total revenues	7,799	9,885	10,376

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,723	6,009	6,047
Amortization of deferred acquisition costs	1,467	1,520	1,534
Other operating expenses	1,037	994	1,027
Restructuring and other related charges	—	—	(13)
Interest	134	140	131

Total claims, benefits and expenses	8,361	8,663	8,726

Income (loss) before income tax and minority interest	(562)	1,222	1,650
Income tax (expense) benefit	311	(317)	(469)
Minority interest	(57)	(48)	(44)

Income (loss) from continuing operations	(308)	857	1,137
Income (loss) from discontinued operations, net of income tax (expense) benefit of $9, $0 and $7	9	(6)	(29)

Net income (loss)	$(299)	$851	$1,108

Basic Earnings (Loss) Per Share

Income (loss) from continuing operations	$(1.21)	$3.15	$4.17
Income (loss) from discontinued operations	0.03	(0.02)	(0.11)

Basic earnings (losses) per share available to common stockholders	$(1.18)	$3.13	$4.06

Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$(1.21)	$3.15	$4.16
Income (loss) from discontinued operations	0.03	(0.02)	(0.11)

Diluted earnings (losses) per share available to common stockholders	$(1.18)	$3.13	$4.05

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.4	271.5	262.1

Diluted	269.4	271.8	262.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31	2008	2007
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $34,155 and $34,388)	$28,887	$34,257
Equity securities at fair value (cost of $1,016 and $366)	871	568
Limited partnership investments	1,683	2,214
Other invested assets	28	73
Short term investments	3,534	4,677

Total investments	35,003	41,789
Cash	85	94
Reinsurance receivables (less allowance for uncollectible receivables of $366 and $461)	7,395	8,228
Insurance receivables (less allowance for doubtful accounts of $221 and $312)	1,818	1,972
Accrued investment income	356	330
Receivables for securities sold and collateral	402	142
Deferred acquisition costs	1,125	1,161
Prepaid reinsurance premiums	237	270
Federal income tax recoverable (includes $299 and $0 due from Loews Corporation)	294	—
Deferred income taxes	3,493	1,198
Property and equipment at cost (less accumulated depreciation of $641 and $596)	393	378
Goodwill and other intangible assets	141	142
Other assets	562	579
Separate account business	384	476

Total assets	$51,688	$56,759

Liabilities and Stockholders’ Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$27,593	$28,588
Unearned premiums	3,406	3,598
Future policy benefits	7,529	7,106
Policyholders’ funds	243	930
Collateral on loaned securities and derivatives	6	63
Payables for securities purchased	12	353
Participating policyholders’ funds	20	45
Short term debt	—	350
Long term debt	2,058	1,807
Federal income taxes payable (includes $0 and $5 due to Loews Corporation)	—	2
Reinsurance balances payable	316	401
Other liabilities	2,824	2,505
Separate account business	384	476

Total liabilities	44,391	46,224

Commitments and contingencies (Notes B, C, F, G, I , K and L)
Minority interest	420	385

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 12,500 shares and no shares issued; held by Loews Corporation)	1,250	—
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,024,408 and 271,662,278 shares outstanding)	683	683
Additional paid-in capital	2,174	2,169
Retained earnings	6,845	7,285
Accumulated other comprehensive income (loss)	(3,924)	103
Treasury stock (4,015,835 and 1,377,965 shares), at cost	(109)	(39)

	6,919	10,201
Notes receivable for the issuance of common stock	(42)	(51)

Total stockholders’ equity	6,877	10,150

Total liabilities and stockholders’ equity	$51,688	$56,759

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2008	2007	2006
(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(299)	$851	$1,108
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(9)	6	29
Loss on disposal of property and equipment	1	1	—
Minority interest	57	48	44
Deferred income tax (benefit) provision	(174)	(99)	173
Trading portfolio activity	644	(12)	374
Realized investment (gains) losses, net of participating policyholders’ and minority interests	1,297	311	(86)
Undistributed losses (earnings) of equity method investees	446	(99)	(170)
Net amortization of bond discount	(278)	(252)	(274)
Depreciation	78	64	48
Changes in:
Receivables, net	987	1,386	2,427
Accrued investment income	(26)	(17)	(1)
Deferred acquisition costs	36	29	7
Prepaid reinsurance premiums	33	72	(2)
Federal income taxes recoverable/payable	(287)	(38)	102
Insurance reserves	(590)	(830)	(771)
Reinsurance balances payable	(85)	(138)	(1,097)
Other assets	13	42	142
Other liabilities	(287)	(80)	306
Other, net	9	7	(98)

Total adjustments	1,865	401	1,153

Net cash flows provided by operating activities-continuing operations	$1,566	$1,252	$2,261

Net cash flows used by operating activities-discontinued operations	$(8)	$(13)	$(11)

Net cash flows provided by operating activities-total	$1,558	$1,239	$2,250

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(48,404)	$(73,157)	$(48,757)
Proceeds from fixed maturity securities:
Sales	41,749	69,012	42,433
Maturities, calls and redemptions	4,092	4,744	4,310
Purchases of equity securities	(205)	(236)	(340)
Proceeds from sales of equity securities	220	340	221
Change in short term investments	1,032	1,347	(1,331)
Change in collateral on loaned securities and derivatives	(57)	(2,788)	2,084
Change in other investments	(295)	(168)	(195)
Purchases of property and equipment	(104)	(160)	(131)
Dispositions	—	14	8
Other, net	46	(69)	16

Net cash flows used by investing activities-continuing operations	$(1,926)	$(1,121)	$(1,682)

Net cash flows provided by investing activities-discontinued operations	$18	$39	$36

Net cash flows used by investing activities-total	$(1,908)	$(1,082)	$(1,646)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31	2008	2007	2006
(In millions)
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(122)	$(95)	$—
Dividends paid to Loews for 2008 Senior Preferred	(19)	—	—
Proceeds from the issuance of long term debt	250	—	759
Principal payments on debt	(350)	—	(294)
Return of investment contract account balances	(607)	(122)	(589)
Receipts on investment contract account balances	3	3	4
Payment to repurchase Series H Issue preferred stock	—	—	(993)
Proceeds from the issuance of common stock	—	—	499
Proceeds from the issuance of 2008 Senior Preferred	1,250	—	—
Stock options exercised	1	18	10
Purchase of treasury stock	(70)	—	—
Other, net	11	11	(1)

Net cash flows provided (used) by financing activities-continuing operations	$347	$(185)	$(605)

Net cash flows provided by financing activities-discontinued operations	$—	$—	$—

Net cash flows provided (used) by financing activities-total	$347	$(185)	$(605)

Effect of foreign exchange rate changes on cash-continuing operations	(13)	5	—

Net change in cash	(16)	(23)	(1)
Net cash transactions from continuing operations to discontinued operations	17	59	14
Net cash transactions from discontinued operations to continuing operations	(17)	(59)	(14)

Cash, beginning of year	101	124	125

Cash, end of year	$85	$101	$124

Cash-continuing operations	$85	$94	$84
Cash-discontinued operations	—	7	40

Cash-total	$85	$101	$124

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

Years ended December 31	2008	2007	2006
(In millions)
Preferred Stock
Balance, beginning of period	$—	$—	$750
Repurchase of Series H Issue	—	—	(750)
Issuance of 2008 Senior Preferred	1,250	—	—

Balance, end of period	1,250	—	—

Common Stock
Balance, beginning of period	683	683	645
Issuance of common stock	—	—	38

Balance, end of period	683	683	683

Additional Paid-in Capital
Balance, beginning of period	2,169	2,166	1,701
Issuance of common stock and other	5	3	465

Balance, end of period	2,174	2,169	2,166

Retained Earnings
Balance, beginning of period	7,285	6,486	5,621
Adjustment to initially apply FSP 85-4-1, net of tax	—	38	—
Adjustment to initially apply FIN 48	—	5	—

Adjusted balance, beginning of period	7,285	6,529	5,621
Dividends paid to common stockholders	(122)	(95)	—
Dividends paid to Loews for 2008 Senior Preferred	(19)	—	—
Liquidation preference in excess of par value on Series H Issue	—	—	(243)
Net income (loss)	(299)	851	1,108

Balance, end of period	6,845	7,285	6,486

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	103	549	359
Other comprehensive income (loss)	(4,027)	(446)	236
Adjustment to initially apply SFAS 158, net of tax	—	—	(46)

Balance, end of period	(3,924)	103	549

Treasury Stock
Balance, beginning of period	(39)	(58)	(67)
Purchase of treasury stock	(70)	—	—
Stock options exercised	—	19	9

Balance, end of period	(109)	(39)	(58)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(51)	(58)	(59)
Decrease in notes receivable for the issuance of common stock	9	7	1

Balance, end of period	(42)	(51)	(58)

Total Stockholders’ Equity	$6,877	$10,150	$9,768

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of December 31, 2008. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2008.
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
Core insurance products include commercial property and casualty coverages. Non-core insurance products, which primarily have been sold or placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services and claims administration. CNA’s products and services are marketed through independent agents, brokers, and managing general agents.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&E), workers’

compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets. See Note P for further information on claim and claim adjustment expense reserves for discontinued operations.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $2.0 billion and $2.2 billion as of December 31, 2008 and 2007. A significant portion of these amounts is supported by collateral. The Company also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets. In 2008, the amount due from policyholders related to losses under deductible policies within Standard Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2008 and 2007. At December 31, 2008 and 2007, the discounted reserves for unfunded structured settlements were $756 million and $786 million, net of discount of $1.1 billion and $1.2 billion.
Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.0% to 6.5% for the years ended December 31, 2008 and 2007. At December 31, 2008 and 2007, such discounted reserves totaled $1.6 billion and $1.4 billion, net of discount of $482 million and $438 million.
Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2008 and 2007, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.
Policyholders’ funds reserves: Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies, including reserves related to the indexed group annuity portion of the Company’s pension deposit business. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. During 2008, the Company exited the indexed group annuity portion of its pension deposit business and settled the related liabilities with policyholders with no material impact to results of operations. Cash flows related to the settlement of the liabilities with policyholders are presented on the Consolidated Statements of Cash Flows in Cash flows from financing activities, as Return of investment contract account balances. Cash flows related to proceeds from the liquidation of the related assets supporting the policyholder liabilities are presented on the Consolidated Statements of Cash Flows in Cash flows from operating activities, as Trading portfolio activity.

Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the liability balances were $170 million and $178 million. As of December 31, 2008 and 2007, included in Other assets on the Consolidated Balance Sheets were $6 million and $6 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.
Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2008 and 2007, the Company had $25 million and $40 million recorded as deposit assets and $110 million and $117 million recorded as deposit liabilities.
Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in Other revenues or Other operating expenses on the Consolidated Statements of Operations as appropriate.
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
Deferred acquisition costs related to accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.
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
Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Operations for the years ended December 31, 2008 and 2007. Amounts presented related to 2006 were accounted for under the previous accounting guidance, FTB 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Statement of Operations when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Statement of Operations. The Company’s investments in life settlement contracts were $129 million and $115 million at December 31, 2008 and 2007, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows for all periods presented.
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
The following table details the values for life settlement contracts.

		Fair Value of Life Settlement	Face Amount of Life Insurance
	Number of Life Settlement	Contracts	Policies
December 31, 2008	Contracts	(In millions)	(In millions)
Estimated maturity during:
2009	100	$19	$55
2010	100	17	55
2011	100	15	53
2012	100	13	53
2013	100	11	51
Thereafter	814	54	436

Total	1,314	$129	$703

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

The increase in fair value recognized for the years ended December 31, 2008 and 2007 on contracts still being held was $17 million and $12 million. The gain recognized during the years ended December 31, 2008 and 2007 on contracts that matured was $30 million and $38 million.
Separate Account Business:

Separate account assets and liabilities represent contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets are segregated into accounts with specific underlying investment objectives and are legally segregated from the Company. All assets of the separate account business are carried at fair value with an equal amount recorded for separate account liabilities. Certain of the separate account investment contracts related to the Company’s pension deposit business guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed fair value of the related assets supporting the business at any point in time. Most of these contracts are subject to a fair value adjustment if terminated by the policyholder. During 2008, the Company recorded $68 million of additional amounts in Policyholders’ funds due to declines in the value of the related assets. To the extent the related assets supporting the business recover in value in the future, the amount of any such recovery will accrue to the Company’s benefit and will reduce the related liability in Policyholders’ funds. Fee income accruing to the Company related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Operations.
Investments
Valuation of investments: CNA classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. Investments are written down to fair value and losses are recognized in Realized investment gains (losses) on the Consolidated Statements of Operations when a decline in value is determined to be other-than-temporary.
For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in Net investment income on the Consolidated Statements of Operations. Interest income on lower rated beneficial interests in securitized financial assets is determined using the prospective yield method.
The Company’s carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the General Partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, primarily one month. Changes in net asset values are accounted for under the equity method and recorded within Net investment income on the Consolidated Statements of Operations.
Other invested assets include certain derivative securities and real estate investments. The Company’s accounting for derivative securities is discussed in further detail below. Real estate investments are carried at the lower of cost or fair value.
Short term investments are generally carried at amortized cost, which approximates fair value.
Realized investment gains (losses): All securities sold resulting in investment gains (losses) are recorded on the trade date, except for bank loan participations which are recorded on the date that the legal agreements are finalized. Realized investment gains (losses) are determined on the basis of the cost or amortized cost of the specific securities sold.
Securities lending activities: CNA lends securities to unrelated parties, primarily major brokerage firms, through two programs: an internally managed program and an external program managed by the Company’s lead custodial bank as agent. The securities lending program is for the purpose of enhancing income. The Company does not lend securities for operating or financing purposes. Borrowers of these securities must initially deposit collateral with the Company of at least 102% and maintain collateral of no less than 100% of the fair value of the securities loaned, regardless of whether the collateral is cash or securities. Only cash collateral is accepted for the Company’s internally managed program and is typically invested in the highest quality commercial paper with maturities of less than 7 days. U.S. Government, agencies or Government National Mortgage Association securities are accepted as non-cash collateral for the external program. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities on the Consolidated Balance Sheets.
The lending programs are matched-book programs where the collateral is invested to substantially match the term of the loan which limits risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities received by the Company, is not reflected as an asset of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held related to securities lending, included in Short term investments on the Consolidated Balance Sheets, was $53 million at December 31, 2007. There was no cash collateral held at December 31, 2008. The fair value of non-cash collateral was $348 million and $273 million at December 31, 2008 and 2007.
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
The Company’s derivatives are reported as Other invested assets or Other liabilities on the Consolidated Balance Sheets. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, the nature of any hedge designation thereon and whether the derivative was transacted in a designated trading portfolio.
The Company’s accounting for changes in the fair value of derivatives not held in a trading portfolio is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:
No hedge designation	Realized investment gains (losses)

Fair value designation	Realized investment gains (losses), along with the change in fair value of the hedged asset or liability that is attributable to the hedged risk

Cash flow designation	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings

Foreign currency designation	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship
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
Derivatives held in designated trading portfolios are carried at fair value with changes therein reflected in Net investment income on the Consolidated Statements of Operations. These derivatives are generally not designated as hedges.
Income Taxes
The Company and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through Other comprehensive income. The Company measures its funded status at December 31.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies, repurchases or cancels primarily on a straight-line basis over the requisite service period, generally four years.
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders’ equity as a component of Accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $35 million, $10 million and $7 million were included in determining net income (loss) for the years ended December 31, 2008, 2007 and 2006.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Furniture and fixtures are depreciated over seven years. Office equipment is depreciated over five years. The estimated lives for data processing equipment and software range from three to five years. Leasehold improvements are depreciated over the corresponding lease terms. The Company’s owned buildings are depreciated over a period not to exceed fifty years. Capitalized improvements are depreciated over the remaining useful lives of the buildings.
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets of $141 million and $142 million as of December 31, 2008 and 2007 primarily represent the excess of purchase price over the fair value of the net assets of acquired entities and businesses. The balance at December 31, 2008 and 2007 related to the Specialty Lines segment, $139 million of which related to CNA Surety. During 2008, the Company determined that other intangible assets of $1 million related to the Specialty Lines segment were impaired.  Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

Earnings (Loss) Per Share Data
Earnings (loss) per share available to common stockholders is based on weighted average outstanding shares. Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Approximately 1.6 million, 300 thousand and 600 thousand shares, for the years ended December 31, 2008, 2007 and 2006, attributable to exercises under stock-based employee compensation plans, were excluded from the calculation of diluted earnings per share because they were antidilutive.
In November 2008, the Company sold $1.25 billion of a new series of preferred stock, designated the 2008 Senior Preferred Stock (2008 Senior Preferred), to Loews. The 2008 Senior Preferred accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly. See Note L for further details.
The Series H Cumulative Preferred Stock Issue (Series H Issue) was held by Loews and accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, the Company repurchased the Series H Issue from Loews for approximately $993 million, a price equal to the liquidation preference.
The computation of earnings (loss) per share is as follows.
Earnings (Loss) Per Share

Years ended December 31	2008	2007	2006
(In millions, except per share amounts)
Income (loss) from continuing operations	$(308)	$857	$1,137
Less: undeclared Series H Issue dividend through repurchase date	—	—	(46)
Less: declared 2008 Senior Preferred dividend	(19)	—	—

Income (loss) from continuing operations available to common stockholders	$(327)	$857	$1,091

Weighted average outstanding common stock and common stock equivalents	269.4	271.5	262.1
Effect of dilutive securities, employee stock options and appreciation rights	—	0.3	0.2

Adjusted weighted average outstanding common stock and common stock equivalents assuming conversions	269.4	271.8	262.3

Basic earnings (loss) per share from continuing operations available to common stockholders	$(1.21)	$3.15	$4.17

Diluted earnings (loss) per share from continuing operations available to common stockholders	$(1.21)	$3.15	$4.16

Dividends declared per common share	$0.45	$0.35	$—

Supplementary Cash Flow Information
Cash payments made for interest were $139 million, $142 million and $109 million for the years ended December 31, 2008, 2007 and 2006. Cash payments made for federal income taxes were $120 million, $420 million and $173 million for the years ended December 31, 2008, 2007 and 2006.

Accounting Pronouncements
Adopted as of December 31, 2008
Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157)
In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, specifies acceptable valuation techniques, prioritizes the inputs used in the valuation techniques into a fair value hierarchy and expands the disclosure requirements for assets and liabilities measured at fair value on a recurring and a non-recurring basis. The SFAS 157 hierarchy is based on observable inputs reflecting market data obtained from independent sources or unobservable inputs reflecting the Company’s market assumptions. This hierarchy requires the Company to use observable market data, when available.
In February 2008, the FASB issued Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company partially applied the provisions of SFAS 157 upon adoption at January 1, 2008. The Company will apply the provisions of SFAS 157 to reporting units measured at fair value for the purposes of goodwill impairment testing or to indefinite-lived intangible assets measured at fair value for impairment assessment as of January 1, 2009. Adoption of these provisions is not anticipated to impact the Company’s financial condition or results of operations.
The Company’s adoption of SFAS 157 on January 1, 2008 had no impact on financial condition or results of operations as of or for the year ended December 31, 2008. The Company has complied with the disclosure requirements of SFAS 157 in Note D.
FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3)
In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.
FSP FAS 157-3 was effective upon issuance. The Company’s adoption of FSP FAS 157-3 had no impact on financial condition or results of operations as of or for the year ended December 31, 2008.
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
SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not select the fair value option for any assets and liabilities currently held, therefore the Company’s adoption of SFAS 159 on January 1, 2008 had no impact on the Company’s financial condition or results of operations as of or for the year ended December 31, 2008.
FSP FIN 39-1, Amendment of FASB Interpretation (FIN) No. 39 (FSP FIN 39-1)
In April 2007, the FASB issued FSP FIN 39-1, which amends FIN 39, Offsetting of Amounts Related to Certain Contracts (FIN 39), by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. Additionally, FSP FIN 39-1 requires that a reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.
The Company adopted FSP FIN 39-1 in 2008, by electing to not offset cash collateral amounts recognized for derivative instruments under the same master netting arrangements and as a result will no longer offset fair value amounts recognized for derivative instruments. The Company presented the effect of adopting FSP FIN 39-1 as a change in accounting principle through retrospective application. The effect on the Consolidated Balance Sheets as of December 31, 2008 and 2007 was an increase of $18 million and $27 million in Other invested assets and Other liabilities. The Company’s adoption of FSP FIN 39-1 had no impact on the Company’s financial condition or results of operations as of or for the year ended December 31, 2008.
FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4)
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives regarding the nature, circumstances requiring performance and current status of performance risk under the derivative. This FSP also requires disclosure of the maximum amount of future payments under the derivatives, the fair value of the derivatives and the nature of any recourse and collateral under the derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The Company has complied with the disclosure requirements related to credit derivatives in Note C and guarantees in Note K.
FSP Emerging Issues Task Force (EITF) Issue No. 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue 99-20 (FSP 99-20-1)
In January 2009, the FASB issued FSP 99-20-1, which amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether other-than-temporary impairments of available-for-sale or held-to-maturity debt securities have occurred. Specifically, FSP 99-20-1 amends EITF 99-20 to align the impairment guidance in EITF 99-20 with the impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. CNA adopted this FSP as of December 31, 2008. The adoption of FSP 99-20-1 did not have an impact on our financial condition or results of operations.

To be adopted after December 31, 2008
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)
In March 2008, the FASB issued SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires enhanced disclosures regarding the use of derivative instruments, how they are accounted for and how they affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will have no impact on our financial condition or results of operations.
SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (SFAS 160)
In December 2007, the FASB issued SFAS 160, which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as equity in the consolidated financial statements, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard will have no impact on our financial condition or results of operations, but will impact the presentation of minority interest on the consolidated financial statements.
FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1)
In December 2008, the FASB issued FSP 132(R)-1, which requires additional disclosures regarding plan assets and how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and procedures, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3 of the SFAS 157 hierarchy) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The additional disclosures required by FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. The adoption of this standard will have no impact on the Company’s financial condition or results of operations.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2008	2007	2006
(In millions)
Fixed maturity securities	$1,984	$2,047	$1,842
Short term investments	115	186	248
Limited partnerships	(379)	183	288
Equity securities	80	25	23
Income (loss) from trading portfolio (a)	(149)	10	103
Interest on funds withheld and other deposits	(2)	(1)	(68)
Other	21	36	18

Gross investment income	1,670	2,486	2,454
Investment expenses	(51)	(53)	(42)

Net investment income	$1,619	$2,433	$2,412

(a)
The change in net unrealized gains (losses) on trading securities included in Net investment income was $3 million and $(15) million for the years ended December 31, 2008 and 2007. There was no change in net unrealized gains (losses) on trading securities included in Net investment income for the year ended December 31, 2006.

In 2008, the Company re-evaluated its classification of preferred stocks between redeemable and non-redeemable and determined that certain securities that were previously classified as redeemable preferred stock have characteristics similar to equities. These securities are presented as preferred stock securities included in Equity securities on the December 31, 2008 Consolidated Balance Sheet.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2008	2007	2006
(In millions)
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains:	$532	$486	$382
Gross realized losses:
Other-than-temporary impairments	(1,081)	(716)	(168)
Trading	(282)	(248)	(209)

Net realized investment gains (losses) on fixed maturity securities	(831)	(478)	5

Equity securities:
Gross realized gains:	22	146	24
Gross realized losses:
Other-than-temporary impairments	(403)	(25)	(5)
Trading	(109)	(4)	(3)

Net realized investment gains (losses) on equity securities	(490)	117	16

Other net realized investment gains	24	50	65

Net realized investment gains (losses), net of participating policyholders’ and minority interest	$(1,297)	$(311)	$86

Net change in unrealized gains (losses) in investments is presented in the following table.
Net Change in Unrealized Gains (Losses)

Years ended December 31	2008	2007	2006
(In millions)
Net change in unrealized gains (losses) on investments:
Fixed maturity securities	$(5,137)	$(847)	$98
Equity securities	(347)	(47)	78
Other	5	2	2

Total net change in unrealized gains (losses) on investments	(5,479)	(892)	178
Net change in unrealized gains (losses) on discontinued operations and other	(12)	1	(10)
Allocated to participating policyholders’ and minority interests	48	3	4
Deferred income tax (expense) benefit	1,932	315	(58)

Net change in unrealized gains (losses) on investments	$(3,511)	$(573)	$114

Net realized investment losses included $1,484 million, $741 million and $173 million of other-than-temporary impairment (OTTI) losses for the years ended December 31, 2008, 2007 and 2006. The 2008 OTTI losses were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and non-redeemable preferred equity securities sectors. The 2007 OTTI losses were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. The 2006 OTTI losses were recorded primarily in the corporate and other taxable bonds sector.
The 2008 OTTI losses were driven primarily by deteriorating world-wide economic conditions and the resulting disruption of the financial and credit markets. Additional factors that contributed to recognizing impairments in 2008 were the conservatorship of the government sponsored entities Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) and the failure of several financial institutions. The 2007 OTTI losses were driven mainly by credit market conditions and disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis. The OTTI losses for 2006 were primarily driven by an increase in interest rate related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value.

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for analyzing all securities in an unrealized loss position on at least a quarterly basis.
The Impairment Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook.
As part of the Impairment Committee’s review of impaired asset-backed securities it also considers results and analysis of cash flow modeling. The focus of this analysis is on assessing the sufficiency and quality of the underlying collateral and timing of cash flows based on various scenario tests. This additional data provides the Impairment Committee with additional context to evaluate current market conditions to determine if the impairment is temporary in nature.
For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) on the Consolidated Statements of Operations.
The significant credit spread widening in 2008 negatively impacted the fair value of several asset classes resulting in material unrealized losses and impacted the unrealized loss aging as presented in the tables below. The Company’s assertion to hold until a recovery in value takes into account a view on the estimated recovery horizon which in some cases may include maturity. Given the prolonged nature of the current market downturn, the duration and severity of the unrealized losses has progressed well beyond historical norms. The Company will continue to monitor these losses and will assess all facts and circumstances as they become known which may result in changes to the conclusions reached based on current facts and circumstances and additional OTTI losses.

The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2008	Cost	Gains	12 Months	or Greater	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1	$—	$2,930
Asset-backed securities	9,670	24	961	969	7,764
States, municipalities and political subdivisions — tax-exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47

Total fixed maturity securities available-for-sale	34,154	459	2,758	2,969	28,886

Total fixed maturity securities trading	1	—	—	—	1

Equity securities available-for-sale:
Common stock	134	190	1	3	320
Preferred stock	882	5	15	321	551

Total equity securities available-for-sale	1,016	195	16	324	871

Total	$35,171	$654	$2,774	$3,293	$29,758

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2007	Cost	Gains	12 Months	or Greater	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$594	$93	$—	$—	$687
Asset-backed securities	11,776	39	223	183	11,409
States, municipalities and political subdivisions — tax-exempt securities	7,615	144	82	2	7,675
Corporate and other taxable bonds	13,010	454	197	16	13,251
Redeemable preferred stock	1,216	2	160	—	1,058

Total fixed maturity securities available-for-sale	34,211	732	662	201	34,080

Total fixed maturity securities trading	177	—	—	—	177

Equity securities available-for-sale:
Common stock	246	207	1	—	452
Preferred stock	120	7	11	—	116

Total equity securities available-for-sale	366	214	12	—	568

Total	$34,754	$946	$674	$201	$34,825

The following table summarizes, for available-for-sale fixed income securities, preferred stocks and common stocks in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
Unrealized Loss Aging

	December 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed income securities:
Investment grade:
0-6 months	$6,749	$681	$4,771	$228
7-11 months	6,159	1,591	1,584	193
12-24 months	3,549	1,803	690	57
Greater than 24 months	1,778	509	3,869	138

Total investment grade	18,235	4,584	10,914	616

Non-investment grade:
0-6 months	853	290	1,527	73
7-11 months	374	173	125	8
12-24 months	1,078	647	26	4
Greater than 24 months	12	7	9	2

Total non-investment grade	2,317	1,117	1,687	87

Total fixed income securities	20,552	5,701	12,601	703

Redeemable and non-redeemable preferred stocks:
0-6 months	39	26	893	143
7-11 months	43	12	104	28
12-24 months	497	324	—	—
Greater than 24 months	—	—	—	—

Total preferred stocks	579	362	997	171

Common stocks:
0-6 months	5	1	34	1
7-11 months	—	—	1	—
12-24 months	9	3	—	—
Greater than 24 months	3	—	3	—

Total common stocks	17	4	38	1

Total	$21,148	$6,067	$13,636	$875

At December 31, 2008, the fair value of fixed maturities was $28,887 million, representing 83% of the total investment portfolio. The gross unrealized loss for any single issuer was less than 0.6% of the carrying value of the total fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,335 securities which were, in aggregate, approximately 22% below amortized cost.
The gross unrealized losses on equity securities were $340 million, including 171 securities which were, in aggregate, approximately 38% below cost.
The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard and Poors, Moody’s Investor Services and Fitch Ratings in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating.
Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at December 31,

2008 and December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of December 31, 2008 is presented below.
Decreases in the fair value of fixed income securities during 2008 were primarily driven by a sharp increase in risk premium related to credit, structure, liquidity, and other risks as opposed to changes in interest rates. The decline in fair values was aggravated by a general deterioration in liquidity with widening bid/ask spreads and significant portfolio liquidations of assets as the financial system sought to reduce leverage. These declines in fair value were most severe for longer duration assets as credit spread curves steepened dramatically. Declines were particularly severe for structured securities, financial sector obligations and the obligations of non- investment grade credits.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns that began with the sub-prime issue, but then also extended into other asset-backed securities in the Company’s portfolio related to reasons as discussed above.
The majority of the holdings in this category are collateralized mortgage obligations (CMOs), typically collateralized with prime residential mortgages, and corporate asset-backed structured securities (ABS). The holdings in these sectors include 515 securities in a gross unrealized loss position aggregating $1,928 million. The aggregate severity of the unrealized loss was approximately 23% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The securities in this category are modeled in order to evaluate the risks of default on the performance of the underlying collateral. Within this analysis multiple factors are analyzed including probable risk of default, loss severity upon a default, payment delinquency, over collateralization and interest coverage triggers, credit support from lower-rated tranches and rating agency actions amongst others. Securities are modeled against base-case and reasonable stress scenarios of probable default activity, given current market conditions, and then analyzed for potential impact to our particular holdings. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. For the year ended December 31, 2008, there were OTTI losses of $465 million recorded on asset-backed securities.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 272 agency mortgage-backed pass-through securities and 2 agency CMOs in an unrealized loss position aggregating $2 million as of December 31, 2008. The cumulative unrealized losses on these securities were approximately 2% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. For the year ended December 31, 2008, there were no OTTI losses recorded for mortgage-backed securities guaranteed by an agency of the U.S. Government.
The following table summarizes asset-backed securities in an unrealized loss position by ratings distribution at December 31, 2008.
Gross Unrealized Losses by Ratings Distribution
December 31, 2008
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
AAA	$6,810	$5,545	$1,265
AA	568	318	250
A	437	186	251
BBB	327	264	63
Non-investment grade	289	188	101

Total	$8,431	$6,501	$1,930

The Company believes the decline in fair value was primarily attributable to broader deteriorating market conditions, liquidity concerns and widening bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2008.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investments in tax-exempt municipal securities were caused by overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector were driven by significant selling pressure in the market particularly in the second half of 2008. This selling pressure was caused by a combination of factors that resulted in forced liquidations of municipal positions that increased supply while demand was decreasing. These conditions increased the yields of the sector far above historical norms sending prices down and increasing the Company’s unrealized losses. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 742 securities in a gross unrealized loss position aggregating $1,232 million with all of these unrealized losses related to investment grade securities (rated BBB- or higher) as reflected in the following table that summarizes the ratings distribution of tax-exempt securities in an unrealized loss position at December 31, 2008.
Gross Unrealized Losses by Ratings Distribution
December 31, 2008
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
AAA	$2,044	$1,780	$264
AA	2,566	2,213	353
A	1,080	831	249
BBB	862	496	366

Total	$6,552	$5,320	$1,232

The portfolio consists primarily of special revenue and assessment bonds, representing 82% of the overall portfolio, followed by general obligation political subdivision bonds at 12%, and state general obligation bonds at 6%.
The largest exposures at December 31, 2008 as measured by unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with unrealized losses of $360 million and several separate issues of Puerto Rico Sales Tax revenue bonds with unrealized losses of $118 million. All of these securities are investment grade. Based on the Company’s current evaluation of these securities and its ability and intent to hold them until an anticipated recovery in value, the Company does not consider these to be other-than-temporarily impaired at December 31, 2008.
The aggregate severity of the total unrealized losses was approximately 19% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2008. For the year ended December 31, 2008, there were OTTI losses of $1 million recorded on tax-exempt municipal securities.

Corporate and other Taxable Bonds
The holdings in this category include 794 securities in a gross unrealized loss position aggregating $2,538 million. The aggregate severity of the unrealized losses was approximately 25% of amortized cost.
The following tables summarize corporate and other taxable bonds in an unrealized loss position across industry sectors and by ratings distribution at December 31, 2008.
Gross Unrealized Losses by Industry Sector

		Estimated	Gross
December 31, 2008	Amortized Cost	Fair Value	Unrealized Loss
(In millions)
Communications	$1,408	$1,088	$320
Consumer, Cyclical	1,372	947	425
Consumer, Non-cyclical	928	761	167
Energy	1,090	867	223
Financial	2,229	1,509	720
Industrial	843	616	227
Utilities	1,285	1,028	257
Other	819	620	199

Total	$9,974	$7,436	$2,538

Gross Unrealized Losses by Ratings Distribution
December 31, 2008
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
AAA	$116	$99	$17
AA	156	138	18
A	2,223	1,769	454
BBB	4,335	3,303	1,032
Non-investment grade	3,144	2,127	1,017

Total	$9,974	$7,436	$2,538

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $595 million and an aggregate amortized cost of $1,004 million.
The decline in fair value was primarily attributable to deterioration and volatility in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. The Company monitors the financial performance of the corporate bond issuers for potential factors that may cause a change in outlook and addresses securities that are deemed to be OTTI. Because these declines were not related to any issuer specific credit events, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2008. For the year ended December 31, 2008, there were OTTI losses of $585 million recorded on corporate and other taxable bonds.

Preferred Stock
The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 85% of the gross unrealized losses in this category come from securities issued by financial institutions, 8% from utilities and 7% from communications. The holdings in this category include 40 securities in a gross unrealized loss position aggregating $362 million, with 93% of these unrealized losses attributable to non-redeemable preferred stocks. The following table summarizes preferred stocks by ratings distribution at December 31, 2008.
Gross Unrealized Losses by Ratings Distribution
December 31, 2008
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
A	$338	$217	$121
BBB	537	324	213
Non-investment grade	66	38	28

Total	$941	$579	$362

The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of the securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company has recorded other-than-temporary impairment losses on securities of those issuers that have been placed in conservatorship, have been acquired or have shown signs of other-than-temporary credit deterioration. The Company has been monitoring the capital raising efforts of the issuers in this sector, their ability to continue paying dividends and all other relevant news and believes, given current facts and circumstances, the remaining issuers in this sector with unrealized losses will recover in value. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at December 31, 2008. This evaluation was made on the basis that these securities possess characteristics similar to debt securities. For the year ended December 31, 2008, there were OTTI losses of $264 million recorded on preferred stock, primarily on Fannie Mae and Freddie Mac.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2008 and 2007. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	December 31, 2008		December 31, 2007
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)
Due in one year or less	$3,105	$2,707	$2,685	$2,678
Due after one year through five years	10,295	9,210	12,219	12,002
Due after five years through ten years	5,929	4,822	6,150	6,052
Due after ten years	14,825	12,147	13,157	13,348

Total	$34,154	$28,886	$34,211	$34,080

As of December 31, 2008 and 2007, the Company did not hold any non-income producing fixed maturity securities. As of December 31, 2008, no investments, other than investments in U.S. Treasury and U.S. Government agency securities, exceeded 10% of stockholders’ equity. As of December 31, 2007, no investments exceeded 10% of stockholders’ equity.

Limited Partnerships
The carrying value of limited partnerships as of December 31, 2008 and 2007 was approximately $1.7 billion and $2.2 billion. At December 31, 2008, limited partnerships comprising 41% of the total carrying value are reported on a current basis through December 31, 2008 with no reporting lag, 44% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2008 and 2007, the Company had 82 and 85 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. Of the limited partnerships held, 89% or approximately $1.5 billion in carrying value at December 31, 2008 and 91% or approximately $2.0 billion at December 31, 2007 employ strategies that generate returns through investing in securities that are marketable while engaging in various risk management techniques primarily in fixed and public equity markets. Some of these limited partnership investment strategies may include low levels of leverage and hedging that potentially introduce more volatility and risk to the partnership returns. Limited partnerships representing 7% or $126 million at December 31, 2008 and 6% or $133 million at December 31, 2007 were invested in private equity. The remaining 4% or $61 million at December 31, 2008 and 3% or $71 million at December 31, 2007 were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $915 million and $1.2 billion as of December 31, 2008 and 2007. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value and related income reflected in the Company’s 2008 and 2007 Consolidated Financial Statements represents approximately 3% and 4% of the aggregate partnership equity and 3% and 2% of the changes in partnership equity for all limited partnership investments.
Investment Commitments
The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals.
As of December 31, 2008, the Company had committed approximately $302 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2008, the Company had commitments to purchase $2 million and sell $3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2008, the Company had obligations on unfunded bank loan participations in the amount of $19 million.
Investments on Deposit
The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2008 and 2007, the Company did not hold any significant positions in investments whose sale was restricted.
Cash and securities with carrying values of approximately $2.1 billion and $2.5 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2008 and 2007.
Cash and securities with carrying values of approximately $10 million and $8 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2008 and 2007. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $284 million and $323 million as of December 31, 2008 and 2007.

Note C. Derivative Financial Instruments
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
The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held.
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
In addition to the derivatives used for risk management purposes described above, the Company will also use credit default swaps (CDS) to sell credit protection against a specified credit event. In selling credit protection, CDS are used to replicate fixed income securities when credit exposure to certain issuers is not available or when it is economically beneficial to transact in the derivative market compared to the cash market alternative. Credit risk includes both the default event risk and market value exposure due to fluctuations in credit spreads. In selling CDS protection, the Company receives a periodic premium in exchange for providing credit protection on a single name reference obligation or a credit derivative index. If there is an event of default as defined by the CDS agreement, the Company is required to pay the counterparty the referenced notional amount of the CDS contract and in exchange the Company is entitled to receive the referenced defaulted security or the cash equivalent.

At year-end 2008, the Company had $148 million notional value of outstanding CDS contracts where the Company sold credit protection. The maximum payment related to these CDS contracts is $148 million assuming there is no residual value in the defaulted securities that the Company would receive as part of the contract terminations. The current fair value of these contracts is a liability of $43 million which represents the amount that the Company would have to pay to exit these derivative positions.
The table below summarizes credit default swap contracts where the Company sold credit protection. The largest single reference obligation in the table below represents 20% of the total notional value and is rated AAA.
Credit Ratings of Underlying Reference
   Obligations

	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
December 31, 2008	Swaps	Credit Default Swaps	to Maturity
(In millions)
AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
BB	—	—	—
B	(2)	8	4.1
CCC and lower	(29)	45	4.5

Total	$(43)	$148	6.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $74 million and $64 million at December 31, 2008 and 2007. The fair value of cash collateral received from counterparties was $6 million and $10 million at December 31, 2008 and 2007.
See Note D for information regarding the fair value of derivative instruments and Note A for information regarding the Company’s accounting policy.
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Years ended December 31	2008	2007	2006
(In millions)
Without hedge designation
Interest rate swaps	$(59)	$11	$14
Credit default swaps — purchased protection	86	95	(4)
Credit default swaps — sold protection	(35)	(40)	4
Futures purchased	—	7	—
Futures sold, not yet purchased	(11)	(38)	4
Currency forwards	2	(4)	—
Options embedded in convertible debt securities	1	1	—
Equity warrants	(2)	—	—

Trading activities
Futures purchased	(131)	—	65
Futures sold, not yet purchased	1	—	—

Total	$(148)	$32	$83

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/
	Notional	Estimated Fair Value
December 31, 2008	Amount	Asset	(Liability)
(In millions)
Without hedge designation
Interest rate swaps	$900	$—	$(66)
Credit default swaps — purchased protection	405	24	(2)
Credit default swaps — sold protection	148	—	(43)
Equity warrants	4	—	—

Total	$1,457	$24	$(111)

Derivative Financial Instruments

	Contractual/
	Notional	Estimated Fair Value
December 31, 2007	Amount	Asset	(Liability)
(In millions)
Without hedge designation
Interest rate swaps	$451	$—	$(27)
Credit default swaps — purchased protection	928	61	(4)
Credit default swaps — sold protection	226	1	(31)
Equity warrants	4	2	—
Options embedded in convertible debt securities	3	—	—

Trading activities
Futures purchased	791	—	(4)
Futures sold, not yet purchased	135	—	—
Currency forwards	44	2	(1)

Total	$2,582	$66	$(67)

The Company’s derivative activities in the trading portfolio are associated with its pension deposit business, through which the Company is exposed to equity price risk associated with its indexed group annuity contracts. The derivatives held for trading purposes are carried at fair value with the related gains and losses included within Net investment income. A corresponding increase or decrease is reflected in the Policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations. During 2008, the Company exited the indexed group annuity portion of its pension deposit business.

Note D. Fair Value
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
The Company attempts to establish fair value as an exit price in an orderly transaction consistent with normal settlement market conventions. The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates including: discounted cash flow models, prices from recently executed transactions of similar securities, or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company’s assumptions as to what market participants would use to value the securities. The Company also uses pricing services as a significant source of data. The Company monitors all the pricing inputs to determine if the markets from which the data is gathered are active. As further validation of the Company’s valuation process, the Company samples past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.
Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
				Assets/(Liabilities)
December 31, 2008	Level 1	Level 2	Level 3	at fair value
(In millions)
Assets
Fixed maturity securities	$2,028	$24,367	$2,492	$28,887
Equity securities	567	94	210	871
Derivative financial instruments, included in Other invested assets	—	—	24	24
Short term investments	2,926	608	—	3,534
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	83	59	15	157
Separate account business	40	306	38	384

Total assets	$5,644	$25,434	$2,908	$33,986

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(111)	$(111)

Total liabilities	$—	$—	$(111)	$(111)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and presents changes in unrealized gains or losses recorded in net income for the year ended December 31, 2008 for Level 3 assets and liabilities.

			Net realized				Unrealized
		Net realized	investment gains				gains (losses)
		investment gains	(losses) and net				recorded in
		(losses) and net	change in				net income
		change in	unrealized				on level 3
		unrealized	appreciation	Purchases,			assets and
		appreciation	(depreciation)	sales,			liabilities
	Balance at	(depreciation)	included in other	issuances	Net transfers	Balance at	held at
	January 1,	included in net	comprehensive	and	in (out) of	December	December
Level 3	2008	income*	income	settlements	level 3	31, 2008	31, 2008*
(In millions)
Fixed maturity securities	$2,684	$(379)	$(505)	$(178)	$870	$2,492	$(378)
Equity securities	196	(16)	6	25	(1)	210	(4)
Derivative financial instruments, net	2	(10)	—	(79)	—	(87)	(89)
Short term investments	85	—	—	—	(85)	—	—
Life settlement contracts	115	48	—	(34)	—	129	17
Discontinued operations investments	42	(1)	(5)	(4)	(17)	15	—
Separate account business	30	—	—	(18)	26	38	—

Total	$3,154	$(358)	$(504)	$(288)	$793	$2,797	$(454)

*	Net realized and unrealized gains and losses shown above are reported in Net income as follows.

Major Category of Assets and Liabilities	Consolidated Statement of Operations Line Items
Fixed maturity securities	Net investment income and Realized investment gains (losses)

Equity securities	Realized investment gains (losses)

Derivative financial instruments (Assets)	Net investment income and Realized investment gains (losses)

Life settlement contracts	Other revenues

Derivative financial instruments (Liabilities)	Net investment income and Realized investment gains (losses)
Securities transferred into Level 3 for the twelve months ended December 31, 2008 relate primarily to tax-exempt auction rate certificates, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include the maturity assumption.
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
Level 3 securities include one equity security, which represents 87% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model, adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
Derivative Financial Instruments
Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market forward rates. Over-the-counter (OTC) derivatives, principally interest rate swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
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
Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are listed in the table below.
Financial Assets and Liabilities

	2008		2007
	Carrying	Estimated	Carrying	Estimated
December 31	Amount	Fair Value	Amount	Fair Value
(In millions)
Financial assets
Notes receivable for the issuance of common stock	$42	$42	$51	$51

Financial liabilities
Premium deposits and annuity contracts	$111	$113	$826	$826
Short term debt	—	—	350	350
Long term debt	2,058	1,585	1,807	1,851
The following methods and assumptions were used by CNA in estimating the fair value of these financial assets and liabilities.

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
The carrying amounts reported on the Consolidated Balance Sheets for Cash, Short term investments, Accrued investment income, Receivables for securities sold, Federal income taxes recoverable/payable, Collateral on loaned securities and derivatives, Payables for securities purchased, and certain other assets and other liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table above.
Non-financial instruments such as real estate, deferred acquisition costs, property and equipment, deferred income taxes and intangibles, and certain financial instruments such as insurance reserves and leases are excluded from the fair value disclosures. Therefore, the fair value amounts disclosed in this note cannot be aggregated to determine the underlying economic value of the Company.
Note E. Income Taxes
The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. Loews and CNA have agreed that for each taxable year, CNA will 1) be paid by Loews the amount, if any, by which the Loews consolidated federal income tax liability is reduced by virtue of the inclusion of the CNA Tax Group in the Loews consolidated federal income tax return, or 2) pay to Loews an amount, if any, equal to the federal income tax that would have been payable by the CNA Tax Group filing a separate consolidated tax return. In the event that Loews should have a net operating loss in the future computed on the basis of filing a separate consolidated tax return without the CNA Tax Group, CNA may be required to repay tax recoveries previously received from Loews. This agreement may be cancelled by either party upon 30 days written notice.
For the years ended December 31, 2008, 2007 and 2006, CNA paid Loews $65 million, $354 million and $120 million related to federal income taxes. CNA’s consolidated federal income taxes payable at December 31, 2008 reflects a $299 million recoverable from Loews and a $5 million payable related to affiliates less than 80% owned and/or foreign subsidiaries, which settle their income taxes directly with the Internal Revenue Service (IRS) and/or foreign jurisdictions. At December 31, 2007, CNA’s consolidated federal income taxes payable included a $5 million payable to Loews and a $3 million recoverable related to affiliates less than 80% owned.
For 2009, 2008 and 2007, the IRS has invited Loews and the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. Loews and the Company have agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any. In 2008, the IRS completed its review of the Loews consolidated federal income tax return for 2007 and made no changes to the computed tax.
The Loews consolidated federal income tax return for 2006 is subject to examination by the IRS. The Loews consolidated federal income tax return for 2005 was settled with the IRS in 2007. The outcome of the 2005 examination did not have a material effect on the results of operations of the Company. The Loews consolidated federal income tax returns for 2002-2004 were settled with the IRS, including related carryback claims for refund, which were approved by the Joint Committee on Taxation in 2006. As a result, the Company recorded a federal income tax benefit of $10 million, including a $7 million tax benefit related to Discontinued Operations, resulting primarily from the release of federal income tax reserves, and net refund interest of $2 million, net of tax. In 2006, the Company received from Loews $63 million related to the net tax settlement for the 2002-2004 tax returns and $4 million related to net refund interest.
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
Reconciliation of Unrecognized Tax Benefits

Year ended December 31	2008	2007
(In millions)
Balance at January 1	$—	$3
Reductions for tax positions of prior years	—	(2)
Settlements	—	(1)

Balance at December 31	$—	$—

At December 31, 2008, there is no unrecognized tax benefit: 1) that if recognized would affect the effective tax rate and 2) that is reasonably possible of significantly increasing or decreasing within the next 12 months.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax expense (benefit) on the Consolidated Statements of Operations. During 2008, the Company recognized no interest and no penalties. During 2007, the Company recognized $1 million of interest income and no penalties. There are no amounts accrued for interest or penalties at December 31, 2008 and 2007. The Company had $2 million accrued for the payment of interest and no amount accrued for the payment of penalties at January 1, 2007.
A reconciliation between CNA’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to minority interest, but before giving effect to discontinued operations, is as follows.
Tax Reconciliation

Years ended December 31	2008	2007	2006
(In millions)
Income tax (expense) benefit at statutory rates	$198	$(428)	$(577)
Tax benefit from tax exempt income	118	100	75
Other tax (expense) benefit, including IRS settlements	(5)	11	33

Effective income tax (expense) benefit	$311	$(317)	$(469)

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2008, the Company has not provided deferred taxes of $147 million, if sold through a taxable sale, on $419 million of undistributed earnings related to a domestic affiliate. Additionally, at December 31, 2008, the Company has not provided deferred taxes of $5 million on $13 million of undistributed earnings related to a foreign subsidiary.
The current and deferred components of CNA’s income tax (expense) benefit, excluding taxes on discontinued operations, are as follows.
Current and Deferred Taxes

Years ended December 31	2008	2007	2006
(In millions)
Current tax (expense) benefit	$137	$(418)	$(296)
Tax benefit recognized for FIN 48 uncertainties in the income statement	—	2	—
Deferred tax (expense) benefit	174	99	(173)

Total income tax (expense) benefit	$311	$(317)	$(469)

The deferred tax effects of the significant components of CNA’s deferred tax assets and liabilities are set forth in the table below. The amounts presented for 2007 for life reserves (included in other liabilities below), investment valuation differences and deferred acquisition costs in the table below have been corrected from $89 million, $286 million and $(635) million to $(17) million, $8 million and $(251) million. These corrections, which relate to the presentation of certain components of deferred taxes following the sale of an entity in a prior year, had no impact on the net deferred tax asset at December 31, 2007.
Components of Net Deferred Tax Asset

December 31	2008	2007
(In millions)
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$731	$771
Unearned premium reserves	234	243
Other insurance reserves	24	24
Receivables	169	231
Employee benefits	282	116
Life settlement contracts	70	73
Investment valuation differences	302	8
Net unrealized losses	1,905	—
Net operating loss carried forward	24	19
Other assets	228	199

Gross deferred tax assets	3,969	1,684

Deferred Tax Liabilities:
Deferred acquisition costs	241	251
Net unrealized gains	—	25
Other liabilities	235	210

Gross deferred tax liabilities	476	486

Net deferred tax asset	$3,493	$1,198

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2008 or 2007.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $358 million, $78 million and $59 million for the years ended December 31, 2008, 2007 and 2006 for events occurring in those years. The catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31	2008	2007	2006
(In millions)
Reserves, beginning of year:
Gross	$28,588	$29,636	$30,938
Ceded	7,056	8,191	10,605

Net reserves, beginning of year	21,532	21,445	20,333

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,193	4,939	4,840
(Decrease) increase in provision for insured events of prior years	(5)	231	361
Amortization of discount	123	120	121

Total net incurred (a)	5,311	5,290	5,322

Net payments attributable to:
Current year events	1,034	867	835
Prior year events	4,328	4,447	3,439
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements	(10)	(17)	(13)

Total net payments (b)	5,352	5,297	4,261

Foreign currency translation adjustment	(186)	94	51

Net reserves, end of year	21,305	21,532	21,445
Ceded reserves, end of year	6,288	7,056	8,191

Gross reserves, end of year	$27,593	$28,588	$29,636

(a)	Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

(b)	In 2006, net payments were decreased by $935 million due to the impact of significant commutations.
The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows.
Reserve Development

Years ended December 31	2008	2007	2006
(In millions)
Asbestos and environmental pollution	$110	$7	$—
Other	(117)	213	332

Property and casualty reserve development	(7)	220	332

Life reserve development in life company	2	11	29

Total	$(5)	$231	$361

The following tables summarize the gross and net carried reserves as of December 31, 2008 and 2007.
December 31, 2008
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life &	Corporate
	Standard	Specialty	Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$6,158	$2,719	$2,473	$1,823	$13,173
Gross IBNR Reserves	5,890	5,563	389	2,578	14,420

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$8,282	$2,862	$4,401	$27,593

Net Case Reserves	$4,995	$2,149	$1,656	$1,126	$9,926
Net IBNR Reserves	4,875	4,694	249	1,561	11,379

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,870	$6,843	$1,905	$2,687	$21,305

December 31, 2007
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life &	Corporate
	Standard	Specialty	Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Total
Gross Case Reserves	$5,988	$2,585	$2,554	$2,159	$13,286
Gross IBNR Reserves	6,060	5,818	473	2,951	15,302

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$8,403	$3,027	$5,110	$28,588

Net Case Reserves	$4,750	$2,090	$1,583	$1,328	$9,751
Net IBNR Reserves	5,170	4,527	297	1,787	11,781

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,920	$6,617	$1,880	$3,115	$21,532

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
The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	December 31, 2008		December 31, 2007
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution
Gross reserves	$2,112	$392	$2,352	$367
Ceded reserves	(910)	(130)	(1,030)	(125)

Net reserves	$1,202	$262	$1,322	$242

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
The Company recorded $27 million and $6 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2008 and 2007. The Company recorded no asbestos-related net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2006. The Company paid asbestos-related claims, net of reinsurance recoveries, of $147 million, $136 million and $102 million for the years ended December 31, 2008, 2007 and 2006.
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
Certain asbestos claim litigation in which CNA is currently engaged is described below:
On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow-Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. On July 25, 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal is pending at this time.
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
On December 30, 2008, a New York appellate court entered a unanimous decision in favor of CNA on multiple alternative grounds including findings that claims arising out of Keasbey’s asbestos insulating activities are included within the products hazard/completed operations coverage, which has been exhausted; and that the defendant claimant class is subject to the affirmative defenses that CNA may have had against Keasbey, barring all coverage claims. The parties have the right to seek further appellate review of the decision.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was filed on June 9, 2008. Burns & Roe requested a confirmation hearing before the Bankruptcy Court and District Court jointly, and that hearing was held in December of 2008. There has been no ruling. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) whether the Plan, which includes the Addendum, will be approved by the Bankruptcy Court in its current form; and (j) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is currently scheduled to begin in April 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution
The Company recorded $83 million and $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the years ended December 31, 2008 and 2007. There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2006. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $63 million, $44 million and $51 million for the years ended December 31, 2008, 2007 and 2006.
Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate & Other Non-Core segments for the years ended December 31, 2008, 2007 and 2006. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note H for further discussion of the provision for uncollectible reinsurance.
Unfavorable net prior year development of $15 million, $147 million and $13 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2008, 2007 and 2006. The 2007 net prior year development primarily related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings. The Company reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax.
2008 Net Prior Year Development

			Corporate
	Standard	Specialty	& Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(34)	$(164)	$13	$(185)
A&E	—	—	110	110

Pretax unfavorable (favorable) net prior year development before impact of premium development	(34)	(164)	123	(75)

Pretax unfavorable (favorable) premium development	16	(20)	(1)	(5)

Total pretax unfavorable (favorable) net prior year development	$(18)	$(184)	$122	$(80)

2007 Net Prior Year Development

			Corporate
	Standard	Specialty	& Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(104)	$(25)	$84	$(45)
A&E	—	—	7	7

Pretax unfavorable (favorable) net prior year development before impact of premium development	(104)	(25)	91	(38)

Pretax favorable premium development	(19)	(11)	(5)	(35)

Total pretax unfavorable (favorable) net prior year development	$(123)	$(36)	$86	$(73)

2006 Net Prior Year Development

			Corporate
	Standard	Specialty	& Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax unfavorable (favorable) net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$208	$(61)	$86	$233
A&E	—	—	—	—

Pretax unfavorable (favorable) net prior year development before impact of premium development	208	(61)	86	233

Pretax unfavorable (favorable) premium development	(58)	(5)	2	(61)

Total pretax unfavorable (favorable) net prior year development	$150	$(66)	$88	$172

2008 Net Prior Year Development
Standard Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages including marine exposures, partially offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.
For general liability excluding construction defect, $259 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claims handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property coverages including marine exposures, approximately $150 million of favorable development was primarily the result of decreased frequency and severity in recent years. The $150 million of favorable property and marine development includes approximately $46 million due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005. The remaining favorable development was the result of favorable experience across several miscellaneous coverages in Standard Lines.
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
In 2008, the amount due from policyholders related to losses under deductible policies within Standard Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.
Specialty Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, surety business, and CNA Global affiliates’ property and financial lines, partially offset by unfavorable experience in professional liability coverages.
Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for healthcare facilities and medical technology firms. Approximately $16 million of unfavorable development was recorded for professional liability primarily reflecting an increase in the frequency of large claims related to large law firms in accident years 1998 through 2005 and fidelity claims in accident year 2007, partially offset by favorable development related to favorable outcomes on individual claims related to small accounting firms in accident years 2004 through 2006. Favorable development of approximately $36 million for surety coverages was due to better than expected frequency in accident years 2002 through 2006.
Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity of claims in the Company’s excess and surplus program covering facilities that provide services to developmentally disabled individuals in accident years 2000 through 2004.

Approximately $60 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence in the CNA Global affiliates’ property and financial lines in accident years 2006 and prior. This favorability was driven primarily by decreased severity in the overall book of business.
Favorable premium development is primarily the result of a change in ultimate premiums within a CNA Global affiliate’s property and financial lines.
Corporate & Other Non-Core
In its most recent ground up review, the Company noted adverse development in various pollution accounts due to changes in liability and/ or coverage circumstances. These changes in turn increased the Company’s estimates for incurred but not reported claims. As a result the Company increased pollution reserves by $83 million in 2008.
The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutations of ceded reinsurance arrangements. The unfavorable development was substantially offset by a release of a previously established allowance for uncollectible reinsurance.
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
Specialty Lines
Approximately $55 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements was the then continuing general increase in commercial and private real estate values.
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
Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on individual large claims from large law firm errors and omissions (E&O) and directors and officers (D&O) coverages. These increases resulted in higher ultimate loss projections from the average loss methods used by the Company’s actuaries.
Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for accident years 2004 and 2005. The reserves for this business were initially estimated based on the loss ratio expected for the business. Subsequent estimates relied more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the then most recent accident year was lower than indicated by the initial loss ratio.
Approximately $43 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accident years 2002 through 2005 in the Company’s foreign operations, primarily Europe and Canada, in the marine, casualty, and property coverages.
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
Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff seeks damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. In 2009, the parties negotiated a settlement in principle, which involves a dismissal with prejudice of all claims against CCC. The settlement is subject to certain contingencies, including among others, the negotiation and execution of definitive agreements and entry by the Court of an order barring all claims against CCC under certain conditions and subject to certain limitations. The negotiated amount approximates the amount accrued at December 31, 2008.
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. At present the appeal is being briefed. No oral argument has yet been scheduled. The Company believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.
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
The following table summarizes the amounts receivable from reinsurers at December 31, 2008 and 2007.

Components of Reinsurance Receivables
December 31
(In millions)	2008	2007
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$6,288	$7,056
Ceded future policy benefits	903	987
Ceded policyholders’ funds	39	43
Reinsurance receivables related to paid losses	531	603

Reinsurance receivables	7,761	8,689
Allowance for uncollectible reinsurance	(366)	(461)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$7,395	$8,228

The Company has established an allowance for uncollectible reinsurance receivables. The expense (release) for uncollectible reinsurance was $(47) million, $1 million and $23 million for the years ended December 31, 2008, 2007 and 2006. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.1 billion and $2.4 billion at December 31, 2008 and 2007. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.
CNA’s largest recoverables from a single reinsurer at December 31, 2008, including prepaid reinsurance premiums, were approximately $1,450 million from subsidiaries of Swiss Re Group, $900 million from subsidiaries of Munich Re Group and $700 million from subsidiaries of Hartford Insurance Group.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2008, 2007 and 2006 are shown in the following tables.
Components of Earned Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2008 Earned Premiums
Property and casualty	$8,496	$164	$2,121	$6,539	2.5%
Accident and health	593	46	28	611	7.5
Life	99	—	98	1	—

Total earned premiums	$9,188	$210	$2,247	$7,151	2.9%

2007 Earned Premiums
Property and casualty	$9,097	$118	$2,349	$6,866	1.7%
Accident and health	660	76	119	617	12.3
Life	76	—	75	1	—

Total earned premiums	$9,833	$194	$2,543	$7,484	2.6%

2006 Earned Premiums
Property and casualty	$9,125	$120	$2,283	$6,962	1.7%
Accident and health	718	59	138	639	9.2
Life	100	—	98	2	—

Total earned premiums	$9,943	$179	$2,519	$7,603	2.4%

Included in the direct and ceded earned premiums for the years ended December 31, 2008, 2007 and 2006 are $1.5 billion, $1.6 billion and $1.5 billion related to business that is 100% reinsured as a result of business dispositions and a significant captive program.
Components of Written Premiums

					Assumed/
(In millions)	Direct	Assumed	Ceded	Net	Net %
2008 Written Premiums
Property and casualty	$8,413	$182	$2,109	$6,486	2.8%
Accident and health	572	51	18	605	8.4
Life	70	—	69	1	—

Total written premiums	$9,055	$233	$2,196	$7,092	3.3%

2007 Written Premiums
Property and casualty	$8,925	$123	$2,272	$6,776	1.8%
Accident and health	646	75	113	608	12.3
Life	81	—	80	1	—

Total written premiums	$9,652	$198	$2,465	$7,385	2.7%

2006 Written Premiums
Property and casualty	$9,193	$111	$2,282	$7,022	1.6%
Accident and health	719	59	139	639	9.2
Life	86	—	84	2	—

Total written premiums	$9,998	$170	$2,505	$7,663	2.2%

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1.8 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2008, 2007 and 2006.
The impact of reinsurance on life insurance inforce at December 31, 2008, 2007 and 2006 is shown in the following table.
Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2008	$10,805	$—	$10,790	$15
2007	14,089	1	14,071	19
2006	15,652	1	15,633	20
As of December 31, 2008 and 2007, CNA has ceded $1.5 billion and $1.8 billion of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers. The assumed credit risk was $47 million and $49 million for the years ended December 31, 2008 and 2007.

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2008	2007
Variable rate debt:
Credit Facility – variable rate and term, due August 1, 2012	$250	$—
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	31

Senior notes:
6.450%, face amount of $150, due January 15, 2008	—	150
6.600%, face amount of $200, due December 15, 2008	—	200
6.000%, face amount of $400, due August 15, 2011	399	399
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	547	546
6.500%, face amount of $350, due August 15, 2016	348	348
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-7.600%, due through 2019	24	24

Total debt	$2,058	$2,157

On August 1, 2007, CNAF entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus CNAF’s credit risk spread of 0.54%, which was equal to 2.74% at December 31, 2008. CNAF used $200 million of the proceeds to retire the 6.60% Senior Notes due December 15, 2008.
Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. As of December 31, 2008, CNAF was in compliance with all covenants.
The Company’s remaining debt obligations contain customary covenants for investment grade insurers. The Company is in compliance with all covenants as of December 31, 2008.
The combined aggregate maturities for debt at December 31, 2008 are presented in the following table.
Maturity of Debt

(In millions)
2009	$—
2010	—
2011	400
2012	320
2013	—
Thereafter	1,347
Less original issue discount	(9)

Total	$2,058

Note J. Benefit Plans
Pension and Postretirement Healthcare and Life Insurance Benefit Plans
CNA sponsors noncontributory pension plans, primarily through the CNA Retirement Plan, typically covering full-time employees age 21 or over who have completed at least one year of service. In 2000, the CNA Retirement Plan was closed to new participants; instead, retirement benefits are provided to these employees under the Company’s savings plans. While the terms of the pension plans vary, benefits are generally based on years of credited service and the employee’s highest 60 consecutive months of compensation. CNA uses December 31 as the measurement date for all of its plans.
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
CNA provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Retiree Health and Group Benefits Plan. The funding for these plans is generally to pay covered expenses as they are incurred.

The following table provides a reconciliation of benefit obligations.
Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits
(In millions)	2008	2007	2008	2007
Benefit obligation at January 1	$2,503	$2,602	$162	$177

Changes in benefit obligation:
Service cost	20	23	1	2
Interest cost	147	145	9	9
Participants’ contributions	—	—	7	7
Plan amendments	2	(7)	—	—
Actuarial (gain) loss	27	(111)	(10)	(15)
Benefits paid	(149)	(147)	(19)	(18)
Foreign currency translation and other	(21)	(2)	—	—

Benefit obligations at December 31	2,529	2,503	150	162

Fair value of plan assets at January 1	2,331	2,258	—	—
Change in plan assets:
Actual return on plan assets	(347)	187	—	—
Company contributions	71	30	12	11
Participants’ contributions	—	—	7	7
Benefits paid	(149)	(147)	(19)	(18)
Foreign currency translation and other	(22)	3	—	—

Fair value of plan assets at December 31	1,884	2,331	—	—

Funded status	$(645)	$(172)	$(150)	$(162)

Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$2	$3	$—	$—
Other liabilities	(647)	(175)	(150)	(162)

Net amount recognized	$(645)	$(172)	$(150)	$(162)

Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic (benefit) cost:
Prior service credit	$(1)	$(3)	$(113)	$(128)
Net actuarial loss	792	242	27	37

Net amount recognized	$791	$239	$(86)	$(91)

The accumulated benefit obligation for all defined benefit pension plans was $2,409 million and $2,389 million at December 31, 2008 and 2007.

The accumulated benefit obligation and fair value of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007 are presented in the following table.
Pension and Postretirement Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits		Postretirement Benefits
(In millions)	2008	2007	2008	2007
Accumulated benefit obligation	$2,324	$91	$150	$162
Fair value of plan assets	1,793	—	—	—
The components of net periodic benefit costs are presented in the following table.

Years ended December 31
(In millions)	2008	2007	2006
Pension benefits
Service cost	$20	$23	$26
Interest cost on projected benefit obligation	147	145	142
Expected return on plan assets	(180)	(174)	(162)
Prior service cost amortization	—	2	2
Actuarial loss amortization	4	11	25

Net periodic pension (benefit) cost	$(9)	$7	$33

Postretirement benefits
Service cost	$1	$2	$2
Interest cost on projected benefit obligation	9	9	10
Prior service cost amortization	(16)	(18)	(28)
Actuarial loss amortization	1	3	4

Net periodic postretirement benefit	$(5)	$(4)	$(12)

The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2008	2007	2006
Pension and postretirement benefits
Increase in FAS 87 minimum liability	$—	$—	$124
Amounts arising during the period	(546)	151	—
Reclassification adjustment relating to prior service cost	(16)	(16)	—
Reclassification adjustment relating to actuarial loss	5	14	—

Total increase (decrease) in Other comprehensive income	$(557)	$149	$124

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic (benefit) cost during 2009.

	Pension	Postretirement
(In millions)	Benefits	Benefits
Amortization of prior service cost	$—	$(15)
Amortization of actuarial loss	25	1

Total estimated amounts to be recognized	$25	$(14)

Actuarial assumptions used for the CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2008	2007
Pension benefits
Discount rate	6.300%	6.000%
Expected long term rate of return	8.000	8.000
Rate of compensation increases	5.830	5.830

Postretirement benefits
Discount rate	6.300%	5.875%
Actuarial assumptions used for the CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2008	2007	2006
Pension benefits
Discount rate	6.000%	5.750%	5.625%
Expected long term rate of return	8.000	8.000	8.000
Rate of compensation increases	5.830	5.830	5.830

Postretirement benefits
Discount rate	5.875%	5.625%	5.500%
The expected long term rate of return is estimated annually based on factors including, but not limited to, current and future financial market conditions, expected asset allocation, diversification, risk premiums for each asset class, rebalancing the portfolio, funding strategies and the expected forecast for inflation.
The Company has limited its share of the health care trend rate to a cost-of-living adjustment estimated to be 4% per year. The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4% per year in 2008, 2007 and 2006. The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would have no impact on the aggregate net periodic postretirement benefit for 2008 and would increase the accumulated postretirement benefit obligation by $3 million. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2008 by $7 million and decrease the aggregate net periodic postretirement cost for 2008 by $1 million.
The Company’s pension plans’ asset allocation at December 31, 2008 and 2007, by asset category, is set forth in the following table.
Pension Plan Assets

	Percentage of Plan Assets
December 31	2008	2007
Asset Category
Fixed maturity securities	35%	25%
Equity securities	17	20
Limited partnerships	33	28
Short term investments	11	26
Other	4	1

Total	100%	100%

CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used selectively to enhance risk adjusted long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The table below presents the estimated future minimum benefit payments to participants at December 31, 2008.
Estimated Future Minimum Benefit Payments to Participants

	Pension	Postretirement
(In millions)	Benefits	Benefits
2009	$160	$11
2010	164	12
2011	168	12
2012	171	12
2013	177	13
2014-2018	956	64
In 2009, CNA expects to contribute $59 million to its pension plans and $11 million to its postretirement healthcare and life insurance benefit plans.
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
The CNA Savings and Capital Accumulation Plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The contract value of the liability to the CNA Savings and Capital Accumulation Plan is included in Separate account liabilities and Policyholders’ funds on the Consolidated Balance Sheets. The contract value was $327 million and $308 million at December 31, 2008 and 2007.
As noted above, during 2000, CCC employees were required to make a choice regarding their continued participation in CNA’s defined benefit pension plan. Employees who elected to forego earning additional benefits in the defined benefit pension plan and all employees hired by CCC on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management’s determination of the discretionary amounts. Employees vest in these contributions ratably over five years.
Benefit expense for the Company’s savings plans was $54 million, $51 million and $55 million for the years ended December 31, 2008, 2007 and 2006.
Stock-Based Compensation
The CNA Long Term Incentive Plan (the LTI Plan) authorizes the grant of restricted shares, options and stock appreciation rights (SARs) to certain management personnel for up to 4 million shares of the Company’s common stock. All CNAF stock-based compensation vests ratably over the four-year period following the grant. All options and SARs granted have ten-year terms. The number of shares available for the granting of stock-based compensation under the LTI Plan as of December 31, 2008 was approximately 1.3 million.

The following table presents activity for options and SARs under the LTI Plan in 2008. The numbers presented for awards granted and awards cancelled include 120 thousand related to awards which were modified in 2008.
Options and SARs Plan Activity

	2008
		Weighted-
		Average
		Option
	Number	Price per
	of Awards	Award
Balance at January 1	1,408,550	$31.21
Awards granted	501,000	32.06
Awards exercised	(4,400)	25.97
Awards forfeited, cancelled or expired	(141,600)	31.64

Balance at December 31	1,763,550	$31.43

Awards vested and expected to vest at December 31	1,635,312	$31.18

Awards exercisable at December 31	963,350	$29.06

Weighted average fair value per share of awards granted		$5.45

During 2008, CNAF awarded SARs totaling 501 thousand shares. The SARs balance for grants made in 2008 as of December 31, 2008 was 495 thousand shares with 6 thousand shares forfeited.
The weighted average grant-date fair value of awards granted during the years ended December 31, 2008, 2007 and 2006 were $5.45, $13.83 and $10.73 per award. The weighted average remaining contractual term of awards outstanding, vested and expected to vest, and exercisable as of December 31, 2008, were 6.21 years, 6.03 years and 4.73 years. At December 31, 2008, there was no aggregate intrinsic value for awards outstanding, vested and expected to vest, and exercisable. The total intrinsic value of awards exercised was approximately $10 thousand, $7 million and $2 million for the years ended December 31, 2008, 2007 and 2006.
The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. For grants awarded in 2008, 2007 and 2006, the weighted average market values of the common stock on the date of grant were $32.06, $41.86 and $30.98; the risk free interest rates used were 2.8%, 4.7% and 4.6%; the estimates of the underlying common stock’s volatility were 24.82%, 20.75% and 23.24%; the expected dividend yield was 1.4%, 0% and 0%; and the weighted average expected life of the securities granted was 4.54 years, 6.25 years and 6.25 years.
Under the LTI Plan, 8,332 restricted stock grant awards vested during 2008 with a weighted average grant-date fair value of $29.19 per award. There were no awards granted, forfeited or expired during 2008. The balance of restricted stock grant awards at December 31, 2008 and 2007 was 6,665 and 14,997, with a weighted average grant-date fair value of $33.76 and $31.22 per award.
CNA Surety has reserved shares of its common stock for issuance to directors, officers and employees of CNA Surety through incentive stock options, non-qualified stock options and SARs under separate plans (CNA Surety Plans). The CNA Surety Plans have in the aggregate 2 million shares available for which options may be granted. At December 31, 2008, approximately 1 million options were outstanding under these plans. CNA Surety recorded stock-based compensation expense of $2 million, $2 million and $1 million for the years ended December 31, 2008, 2007 and 2006. The data provided in the preceding paragraphs and table does not include CNA Surety’s stock-based compensation plans.
The Company recorded stock-based compensation expense of $7 million, $5 million and $3 million for the years ended December 31, 2008, 2007 and 2006. The related income tax benefit recognized was $2 million, $2 million and $1 million. These amounts include compensation in the form of options, SARs and restricted stock grants awarded by CNAF and CNA Surety for these periods. The compensation cost related to nonvested awards not yet recognized was $4 million, $6 million and $4 million, and the weighted average period over which it is expected to be recognized is 1.96 years, 0.99 year and 1.27 years at December 31, 2008, 2007 and 2006.
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
CNA occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2008, 2007 and 2006 was $52 million, $52 million and $53 million. Lease and sublease revenues for the years ended December 31, 2008, 2007 and 2006 were $4 million, $4 million and $7 million. CCC and CAC remain contingently liable under two ground leases covering a portion of an office building property sold in 2003. Although the two leases expire in 2058, CCC and CAC have certain collateral, as well as certain contractual rights and remedies, in place to minimize any exposure that may arise from the new owner’s failure to comply with its obligations under the ground leases.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2008.
Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
(In millions)	Payments	Receipts
2009	$41	$3
2010	37	3
2011	33	3
2012	29	3
2013	25	2
Thereafter	39	—

Total	$204	$14

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2008 that the Company could be required to pay under this guarantee are approximately $135 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Other Commitments and Contingencies
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2008 there were approximately $5 million of outstanding letters of credit.

The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $17 million at December 31, 2008. Estimated future minimum payments under these contracts are $16 million and $1 million for the years ended December 31, 2009 and 2010.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2008, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2008 and 2007, the Company has recorded liabilities of approximately $22 million and $27 million related to indemnification agreements and does not believe that it is likely that any future indemnity claims will be significantly greater than the amounts recorded.
CNAF has also guaranteed certain collateral obligations of a large national contractor’s letters of credit. As of December 31, 2008 these guarantees aggregated $4 million. Payment under these guarantees is reasonably possible based on various factors, including the underlying credit worthiness of the contractor.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I (Issuer Trust), CNA Surety has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $74 million, consisting of annual dividend payments of $1.7 million over 26 years and the redemption value of $30 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and the Company does not believe that a payment is likely under this guarantee.

Note L. Stockholders’ Equity and Statutory Accounting Practices
2008 Senior Preferred
Under an agreement executed effective October 27, 2008, CNA issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock (2008 Senior Preferred) for $1.25 billion. The transaction closed on November 7, 2008. The terms of the 2008 Senior Preferred were approved by a special review committee of independent members of CNAF’s Board of Directors. The principal terms of the 2008 Senior Preferred are as follows:
•	The 2008 Senior Preferred is perpetual and is senior to CNAF’s common stock and any future preferred stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up.

•	No dividends may be declared on CNAF’s common stock or any future preferred stock until the 2008 Senior Preferred has been paid in full. Accordingly, the Company has suspended common stock dividend payments.

•	The 2008 Senior Preferred is not convertible into any other securities and may only be redeemed upon the mutual agreement of the Company and Loews.

•	The 2008 Senior Preferred accrues cumulative dividends at an initial rate of 10% per year. On the fifth anniversary of the issuance and every five years thereafter, the dividend rate will increase to the higher of 10% or the then current 10-year U.S. Treasury yield plus 700 basis points.

•	Dividends are payable quarterly and any dividends not paid when due will be compounded quarterly. The Company paid $19 million on December 31, 2008, representing the first quarterly dividend payment on the 2008 Senior Preferred.
CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10% per year. Interest on the note is payable quarterly.
Common Stock Dividends
Dividends of $0.45 and $0.35 per share on CNA’s common stock were declared and paid in 2008 and 2007. No dividends were declared or paid in 2006.
Share Repurchases
CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. In the first quarter of 2008, the Company repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. Under the terms of the 2008 Senior Preferred, common stock repurchases are prohibited as long as the 2008 Senior Preferred is outstanding. No shares of common stock were purchased during 2007 or 2006.
Series H Cumulative Preferred Stock Issue
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

and 7.86 million shares of its common stock to Loews in a private placement for approximately $264.5 million.
Statutory Accounting Practices (Unaudited)
CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, the more significant adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in stockholders’ equity relating to certain fixed maturity securities.
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
CCC has been granted a permitted practice for one year related to the accounting for its deferred income taxes. This permitted practice allows CCC to admit a greater portion of its deferred tax assets than what is allowed under the prescribed statutory accounting guidance. This permitted practice resulted in an approximate $700 million increase in CCC’s statutory surplus at December 31, 2008, the first reporting period for which the permitted practice was effective. The permitted practice will remain in effect for the first, second and third quarter 2009 reporting periods.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2008, CCC is in a positive earned surplus position, enabling CCC to pay approximately $100 million of dividend payments during 2009 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2008 and 2007, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Preliminary combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life insurance subsidiaries, were as follows.
Preliminary Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years Ended December 31
	2008	2007	2008	2007	2006
(In millions)
Property and casualty companies (a)	$8,002	$8,511	$(89)	$575	$721
Life company	487	471	(51)	27	67

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

Note M. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of all changes to stockholders’ equity, except those changes resulting from transactions with stockholders in their capacity as stockholders. The components of comprehensive income (loss) are shown below.

Years ended December 31	2008		2007		2006
(In millions)	Tax	After- Tax	Tax	After- Tax	Tax	After- Tax
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments:
Holding gains (losses) arising during the period	$1,942	$(3,583)	$226	$(420)	$(68)	$127
Reclassification adjustment for (gains) losses included in net income (loss)	(16)	30	87	(159)	6	(11)

Net change in unrealized gains (losses) on investments	1,926	(3,553)	313	(579)	(62)	116
Net change in unrealized gains (losses) on discontinued operations and other	6	(6)	2	3	4	(6)
Net change in foreign currency translation adjustment	—	(153)	—	30	—	42
Net change related to pension and postretirement benefits	194	(363)	(52)	97	(44)	80
Allocation to participating policyholders’ and minority interests	—	48	—	3	—	4

Other comprehensive income (loss)	$2,126	(4,027)	$263	(446)	$(102)	236

Net income (loss)		(299)		851		1,108

Total comprehensive income (loss)		$(4,326)		$405		$1,344

The following table displays the components of Accumulated other comprehensive income (loss) included on the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income (Loss)

Years ended December 31	2008		2007
(In millions)	Tax	After-Tax	Tax	After-Tax
Cumulative foreign currency translation adjustment	$—	$(30)	$—	$123
Net pension and postretirement benefit liabilities	246	(459)	52	(96)
Net unrealized gains (losses) on investments and other	1,918	(3,435)	(14)	76

Accumulated other comprehensive income (loss)	$2,164	$(3,924)	$38	$103

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
Approximately 7.4%, 6.9% and 5.9% of CNA’s direct written premiums were derived from outside the United States for the years ended December 31, 2008, 2007 and 2006. Direct written premiums from any individual foreign country were not significant.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Year ended December 31, 2008	Standard	Specialty	Life & Group	Corporate & Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$3,065	$3,477	$612	$1	$(4)	$7,151
Net investment income	506	451	484	178	—	1,619
Other revenues	57	227	28	14	—	326

Total operating revenues	3,628	4,155	1,124	193	(4)	9,096

Claims, benefits and expenses:
Net incurred claims and benefits	2,313	2,153	1,104	133	—	5,703
Policyholders’ dividends	(1)	15	6	—	—	20
Amortization of deferred acquisition costs	700	754	13	—	—	1,467
Other insurance related expenses	267	213	201	17	(4)	694
Other expenses	66	237	24	150	—	477

Total claims, benefits and expenses	3,345	3,372	1,348	300	(4)	8,361

Operating income (loss) from continuing operations before income tax and minority interest	283	783	(224)	(107)	—	735
Income tax (expense) benefit on operating income (loss)	(62)	(244)	116	45	—	(145)
Minority interest	—	(57)	—	—	—	(57)

Net operating income (loss) from continuing operations	221	482	(108)	(62)	—	533

Realized investment losses, net of participating policyholders’ and minority interests	(487)	(288)	(363)	(159)	—	(1,297)
Income tax benefit on realized investment losses	170	103	127	56	—	456

Income (loss) from continuing operations	$(96)	$297	$(344)	$(165)	$—	$(308)

December 31, 2008
(In millions)

Reinsurance receivables	$2,266	$1,496	$1,907	$2,092	$—	$7,761

Insurance receivables	$1,264	$765	$6	$4	$—	$2,039

Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,282	$2,862	$4,401	$—	$27,593
Unearned premiums	1,401	1,848	152	5	—	3,406
Future policy benefits	—	—	7,529	—	—	7,529
Policyholders’ funds	14	10	219	—	—	243

Deferred acquisition costs	$293	$360	$472	$—	$—	$1,125

Year ended December 31, 2007	Standard	Specialty	Life & Group	Corporate & Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$3,379	$3,484	$618	$7	$(4)	$7,484
Net investment income	878	621	622	312	—	2,433
Other revenues	47	188	36	8	—	279

Total operating revenues	4,304	4,293	1,276	327	(4)	10,196

Claims, benefits and expenses:
Net incurred claims and benefits	2,279	2,187	1,312	217	—	5,995
Policyholders’ dividends	6	7	1	—	—	14
Amortization of deferred acquisition costs	761	744	15	—	—	1,520
Other insurance related expenses	338	187	199	13	(4)	733
Other expenses	43	185	43	130	—	401

Total claims, benefits and expenses	3,427	3,310	1,570	360	(4)	8,663

Operating income (loss) from continuing operations before income tax and minority interest	877	983	(294)	(33)	—	1,533
Income tax (expense) benefit on operating income (loss)	(275)	(317)	135	32	—	(425)
Minority interest	—	(47)	—	(1)	—	(48)

Net operating income (loss) from continuing operations	602	619	(159)	(2)	—	1,060

Realized investment losses, net of participating policyholders’ and minority interests	(149)	(81)	(56)	(25)	—	(311)
Income tax benefit on realized investment losses	52	28	20	8	—	108

Income (loss) from continuing operations	$505	$566	$(195)	$(19)	$—	$857

December 31, 2007
(In millions)

Reinsurance receivables	$2,269	$1,819	$2,201	$2,400	$—	$8,689

Insurance receivables	$1,664	$605	$26	$(11)	$—	$2,284

Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,403	$3,027	$5,110	$—	$28,588
Unearned premiums	1,483	1,948	162	5	—	3,598
Future policy benefits	—	—	7,106	—	—	7,106
Policyholders’ funds	26	1	903	—	—	930

Deferred acquisition costs	$311	$365	$485	$—	$—	$1,161

Year ended December 31, 2006	Standard	Specialty	Life & Group	Corporate & Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$3,557	$3,411	$641	$(1)	$(5)	$7,603
Net investment income	840	554	698	320	—	2,412
Other revenues	44	156	66	9	—	275

Total operating revenues	4,441	4,121	1,405	328	(5)	10,290

Claims, benefits and expenses:
Net incurred claims and benefits	2,579	2,060	1,195	190	1	6,025
Policyholders’ dividends	18	4	—	—	—	22
Amortization of deferred acquisition costs	805	714	14	1	—	1,534
Other insurance related expenses	319	219	201	24	(6)	757
Restructuring and other related charges	—	—	—	(13)	—	(13)
Other expenses	66	151	58	126	—	401

Total claims, benefits and expenses	3,787	3,148	1,468	328	(5)	8,726

Operating income (loss) from continuing operations before income tax and minority interest	654	973	(63)	—	—	1,564
Income tax (expense) benefit on operating income (loss)	(208)	(295)	49	4	—	(450)
Minority interest	—	(43)	—	(1)	—	(44)

Net operating income (loss) from continuing operations	446	635	(14)	3	—	1,070

Realized investment gains (losses), net of participating policyholders’ and minority interests	72	32	(50)	32	—	86
Income tax (expense) benefit on realized investment gains (losses)	(24)	(7)	17	(5)	—	(19)

Income (loss) from continuing operations	$494	$660	$(47)	$30	$—	$1,137

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ and minority interests.
Revenues by Line of Business

Years ended December 31
(In millions)	2008	2007	2006

Standard Lines
Business Insurance	$573	$628	$603
Commercial Insurance	2,568	3,527	3,910

Standard Lines revenues	3,141	4,155	4,513

Specialty Lines
U.S. Specialty Lines	2,271	2,669	2,679
Surety	479	468	436
Warranty	289	293	287
CNA Global	828	782	751

Specialty Lines revenues	3,867	4,212	4,153

Life & Group Non-Core
Life & Annuity	40	257	384
Health	688	911	889
Other	33	52	82

Life & Group Non-Core revenues	761	1,220	1,355

Corporate & Other Non-Core
CNA Re	14	119	129
Other	20	183	231

Corporate & Other Non-Core revenues	34	302	360

Eliminations	(4)	(4)	(5)

Total revenues	$7,799	$9,885	$10,376

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
Note P. Discontinued Operations
CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly-owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.
Results of the discontinued operations were as follows:
Discontinued Operations

Years ended December 31
(In millions)	2008	2007	2006

Revenues:
Net investment income	$8	$13	$17
Realized investment gains (losses) and other	2	6	(2)

Total revenues	10	19	15
Insurance related expenses	(10)	(25)	(51)

Income (loss) before income taxes	—	(6)	(36)
Income tax benefit	9	—	7

Income (loss) from discontinued operations, net of tax	$9	$(6)	$(29)

On May 4, 2007, the Company sold Continental Management Services Limited (CMS), its United Kingdom discontinued operations subsidiary. In anticipation of the 2007 sale, the Company recorded an impairment loss of $29 million in 2006. After closing the transaction in 2007, the loss was reduced by approximately $5 million. Net loss for the business through the date of the sale in 2007 was $1 million. Excluding the impairment loss, net loss for the business was $1 million for the year ended December 31, 2006.
During 2008, the Company recognized a change in estimate of the tax benefit related to the CMS sale.

Net assets (liabilities) of discontinued operations, included in Other assets or Other liabilities on the Consolidated Balance Sheets, were as follows.
Discontinued Operations

December 31
(In millions)	2008	2007

Assets:
Investments	$157	$185
Reinsurance receivables	6	1
Cash	—	7
Other assets	1	4

Total assets	164	197

Liabilities:
Insurance reserves	162	172
Other liabilities	8	2

Total liabilities	170	174

Net assets (liabilities) of discontinued operations	$(6)	$23

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At December 31, 2008 and 2007, the insurance reserves are net of discount of $75 million and $73 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

Note Q. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2008 and 2007.

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)
2008
Revenues	$2,282	$2,321	$1,659	$1,537	$7,799

Income (loss) from continuing operations before income tax	$252	$241	$(558)	$(554)	$(619)
Income tax (expense) benefit	(64)	(62)	218	219	311

Income (loss) from continuing operations	188	179	(340)	(335)	(308)
Income (loss) from discontinued operations, net of tax	(1)	2	9	(1)	9

Net income (loss)	$187	$181	$(331)	$(336)	$(299)

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations	$0.70	$0.66	$(1.26)	$(1.31)	$(1.21)
Income (loss) from discontinued operations	(0.01)	0.01	0.03	—	0.03

Basic and diluted earnings (loss) per share available to common stockholders	$0.69	$0.67	$(1.23)	$(1.31)	$(1.18)

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)
2007
Revenues	$2,517	$2,469	$2,484	$2,415	$9,885

Income from continuing operations before income tax	$426	$318	$230	$200	$1,174
Income tax expense	(132)	(91)	(56)	(38)	(317)

Income from continuing operations	294	227	174	162	857
Income (loss) from discontinued operations, net of tax	2	(10)	—	2	(6)

Net income	$296	$217	$174	$164	$851

Basic and Diluted Earnings Per Share

Income from continuing operations	$1.08	$0.84	$0.64	$0.59	$3.15
Income (loss) from discontinued operations	0.01	(0.04)	—	0.01	(0.02)

Basic and diluted earnings per share available to common stockholders	$1.09	$0.80	$0.64	$0.60	$3.13

During the fourth quarter of 2008, the Company recorded pretax OTTI losses of $644 million primarily in the corporate and other taxable bonds and asset-backed bonds sectors and pretax losses of $309 million related to limited partnerships.
During the fourth quarter of 2007, the Company recorded pretax OTTI losses of $290 million primarily in the asset-backed bonds and corporate and other taxable bonds sectors.
Note R. Related Party Transactions
CNA reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to CNA. The amounts reimbursed or paid by CNA were $35 million, $27 million and $27 million for the years ended December 31, 2008, 2007 and 2006. The CNA Tax Group is included on the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, CNA writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2008 and 2007 were $3 million. The earned premiums for the year ended December 31, 2006 were less than $1 million.
In November 2008, the Company issued and Loews purchased $1.25 billion of CNAF non-voting cumulative preferred stock, which was approved by a special review committee of independent members of CNAF’s Board of Directors. See Note L for further details of this transaction.
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
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing though April of 2011, and are secured by the stock purchased. A number of the loans that came due in 2008 were reaffirmed and extended in exchange for partial repayments and grants of security interests in additional assets. The carrying value of the loans as of December 31, 2008 exceeds the fair value of the related common stock collateral by $25 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for investments in life settlement contracts in 2007.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 23, 2009

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
CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
CNAF’s independent public accountant, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 139.
CNA Financial Corporation
Chicago, Illinois
February 23, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2008, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST
	POSITION AND		BECAME
	OFFICES HELD		EXECUTIVE
	WITH		OFFICER OF
NAME	REGISTRANT	AGE	CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	60	2009
Chief Executive Officer of CNA Financial Corporation since January 1, 2009. From December, 2002 to June, 2008, Vice Chairman and Chief Operating Officer of The Chubb Corporation and President and Chief Operating Officer of Chubb & Son.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary	53	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.

D. Craig Mense	Executive Vice President & Chief Financial Officer	57	2004
Executive Vice President and Chief Financial Officer since November, 2004. Prior to that time, President and Chief Executive Officer of Global Run-Off Operations at St. Paul Travelers from June, 2004 to November, 2004, and Chief Operating Officer of the Gulf Insurance Group at Travelers Property Casualty Corp. from May, 2003 to May, 2004.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	59	2009
Executive Vice President & Chief Administration Officer of the CNA insurance companies since March, 2004. From March, 2002 to March, 2004, Executive Vice President, Human Resources & Corporate Services.

Peter W. Wilson	Executive Vice President, Global Specialty Lines of the CNA insurance companies	49	2009	Executive Vice President, Global Specialty Lines of the CNA insurance companies since March, 2002.
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
Executive Compensation Information
December 31, 2008

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	1,770,215	$31.44	1,319,368
Equity compensation plans not approved by security holders	—	—	—

Total	1,770,215	$31.44	1,319,368

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to 1987 Form 10-K incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2007 (Exhibit 3ii.1 to Form 8-K filed October 29, 2007 incorporated herein by reference)	3.2

		Exhibit
	Description of Exhibit	Number
(4)	Instruments defining the rights of security holders, including indentures:
	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on November 7, 2008, relating to the 2008 Senior Preferred Stock, no par value, of CNA Financial Corporation (Exhibit 3.1 to Form 8-K filed November 12, 2008 incorporated herein by reference)	4.1

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.2

	CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K	4.3

(10)	Material contracts:
	Credit Agreement among CNA Financial Corporation, J.P. Morgan Securities Inc., Citibank N.A., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, N.A. and other lenders named therein, dated August 1, 2007 (Exhibit 99.1 to August 1, 2007 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and American Casualty Company of Reading, Pennsylvania (Exhibit 10.3.2 to 2007 Form 10-K incorporated herein by reference)	10.3.2

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Columbia Casualty Company (Exhibit 10.3.3 to 2007 Form 10-K incorporated herein by reference)	10.3.3

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Assurance Company (Exhibit 10.3.4 to 2007 Form 10-K incorporated herein by reference)	10.3.4

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Casualty Company (Exhibit 10.3.5 to 2007 Form 10-K incorporated herein by reference)	10.3.5

Exhibit
Description of Exhibit	Number
Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and National Fire Insurance Company of Hartford (Exhibit 10.3.6 to 2007 Form 10-K incorporated herein by reference)	10.3.6

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company (Exhibit 10.3.7 to 2007 Form 10-K incorporated herein by reference)	10.3.7

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company of New Jersey (Exhibit 10.3.8 to 2007 Form 10-K incorporated herein by reference)	10.3.8

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Transportation Insurance Company (Exhibit 10.3.9 to 2007 Form 10-K incorporated herein by reference)	10.3.9

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Valley Forge Insurance Company (Exhibit 10.3.10 to 2007 Form 10-K incorporated herein by reference)	10.3.10

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Reinsurance Corporation International Limited (Exhibit 10.5 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.11

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and North Rock Insurance Company Limited (Exhibit 10.6 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.12

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and CNA National Warranty Corporation (Exhibit 10.7 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.13

Amended and Restated Surplus Note, dated as of December 11, 2008, from Continental Casualty Company to CNA Financial Corporation	10.4

CNA Financial Corporation 2000 Incentive Compensation Plan, as amended and restated, effective as of February 9, 2005 (Exhibit A to Form DEF 14A, filed March 31, 2005, incorporated herein by reference (as indicated in Form 8-K, filed May 2, 2005, CNAF shareholders voted to approve this plan on April 27, 2005))	10.5

CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to 1999 Form S-8 filed August 4, 1999, incorporated herein by reference)	10.6

CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009	10.7

Exhibit
Description of Exhibit	Number
CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009	10.8

2009 Incentive Compensation Awards to Executive Officers	10.9

Award Letter and Award Terms to Thomas F. Motamed for Stock Appreciation Rights and Restricted Stock Units	10.10

2008 Incentive Compensation Awards to Executive Officers (Exhibit 10.9 to 2007 Form 10-K incorporated herein by reference)	10.11

Form of Award Letter to Executive Officers for the Long-Term Incentive Cash Plan for the 2005-2007 Long-Term Incentive Cash Plan Cycle (Exhibit 10.1 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.11.1

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan for the 2008-2010 Long-Term Incentive Cash Plan Cycle (Exhibit 10.2 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.11.2

2007 Incentive Compensation Awards to Executive Officers (Exhibit 10.23 to March 31, 2007 Form 10-Q incorporated herein by reference)	10.12

Form of Award Letter for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.1 to April 19, 2006 Form 8-K incorporated herein by reference)	10.12.1

Form of Award Terms for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.2 to April 19, 2006 Form 8-K incorporated herein by reference)	10.12.2

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.13

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.13.1

Employment Agreement between CNA Financial Corporation and Stephen W. Lilienthal, dated October 26, 2005 (Exhibit 10.22 to September 30, 2005 Form 10-Q incorporated herein by reference)	10.14

Amendment to Employment Agreement, dated August 20, 2008, by and between CNA Financial Corporation and Stephen W. Lilienthal (Exhibit 10.1 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.14.1

Second Amendment to Employment Agreement, dated November 20, 2008, by and between CNA Financial Corporation and Stephen W. Lilienthal	10.14.2

Employment Agreement between Continental Casualty Company and D. Craig Mense, dated August 1, 2007 (Exhibit 10.1 to September 30, 2007 Form 10-Q incorporated herein by reference)	10.15

		Exhibit
	Description of Exhibit	Number
	Amendment to Employment Agreement, dated July 1, 2008, by and between Continental Casualty Company and D. Craig Mense (Exhibit 10.4 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.15.1

	Employment Agreement between Continental Casualty Company and Michael Fusco, dated April 1, 2004 (Exhibit 10.16 to 2004 Form 10-K incorporated herein by reference)	10.16

	Amendment to Employment Agreement between Continental Casualty Company and Michael Fusco, dated February 7, 2007 (Exhibit 10.22 to 2004 Form 10-K incorporated herein by reference)	10.16.1

	Second Amendment to Employment Agreement, dated April 7, 2008, by and between Continental Casualty Company and Michael Fusco (Exhibit 10.2 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.16.2

	Employment Agreement, dated April 11, 2008, by and between Continental Casualty Company and Larry A. Haefner, dated March 31, 2008 (Exhibit 10.3 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.17

	Amendment to Employment Agreement, dated July 1, 2008, by and between Continental Casualty Company and Larry A. Haefner, dated November 21, 2008	10.17.1

	Employment Agreement, dated April 1, 2008, by and between Continental Casualty Company and Jonathan D. Kantor (Exhibit 10.2 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.18

	Employment Agreement between Continental Casualty Company and James R. Lewis, dated October 26, 2005 (Exhibit 10.21 to September 30, 2005 Form 10-Q incorporated herein by reference)	10.19

	Amendment to Employment Agreement between Continental Casualty Company and James R. Lewis, dated November 21, 2008	10.19.1

	Significant Subsidiaries of CNAF	21.1

	Consent of Independent Registered Public Accounting Firm	23.1

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b)	Exhibits: None.

(c)	Condensed Financial Information of Unconsolidated Subsidiaries: None.
Except for Exhibits 10.4, 10.7, 10.8, 10.9, 10.10, 10.14.2, 10.19.1, 21.1, 23.1, 31.1-31.2, and 32.1-32.2, the above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2008
	Cost or	Estimated
	Amortized	Fair	Carrying
	Cost	Value	Value
(In millions)
Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities — taxable	$3,042	$3,111	$3,111
States, municipalities and political subdivisions — tax exempt	8,557	7,415	7,415
Foreign governments and political subdivisions	3,017	2,661	2,661
Public utilities	250	250	250
All other corporate bonds	19,216	15,402	15,402
Redeemable preferred stock	72	47	47

Total fixed maturity securities available-for-sale	34,154	28,886	28,886

Fixed maturity securities trading:
Bonds:
Convertibles	1	1	1

Total fixed maturity securities trading	1	1	1

Equity securities available-for-sale:
Common stock:
Banks, trusts and insurance companies	1	1	1
Industrial and other	133	319	319
Non-redeemable preferred stock	882	551	551

Total equity securities available-for-sale	1,016	$871	871

Short term investments available-for-sale	3,527		3,534
Limited partnership investments	1,683		1,683
Other invested assets	4		28

Total investments	$40,385		$35,003

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

Years ended December 31	2008	2007	2006
(In millions)
Revenues:
Net investment income	$16	$20	$21
Realized investment losses	(19)	(6)	(7)
Other income	15	—	1

Total revenues	12	14	15

Expenses:
Administrative and general	9	3	2
Interest	123	131	118

Total expenses	132	134	120

Loss from operations before income taxes and equity in net income (loss) of subsidiaries	(120)	(120)	(105)
Income tax benefit	42	42	37

Loss before equity in net income (loss) of subsidiaries	(78)	(78)	(68)
Equity in net income (loss) of subsidiaries	(221)	929	1,176

Net income (loss)	$(299)	$851	$1,108

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31	2008	2007
(In millions, except share data)
Assets:
Investment in subsidiaries	$7,282	$11,781
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5 and $6)	5	6
Equity securities available-for-sale, at fair value (cost of $1 and $1)	1	1
Other invested assets, including derivative financial instruments of $3 and $3	3	3
Short term investments	539	359
Receivables for securities sold and collateral	16	13
Federal income taxes recoverable	6	12
Deferred income taxes	9	2
Amounts due from affiliates	6	46
Surplus note due from affiliate	1,000	—
Other assets	5	6

Total assets	$8,872	$12,229

Liabilities and Stockholders’ Equity:
Liabilities:
Short term debt	—	350
Long term debt	1,937	1,686
Other liabilities, including derivative financial instruments of $31 and $12	58	43

Total liabilities	1,995	2,079

Stockholders’ equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 12,500 shares and no shares issued; held by Loews Corporation)	1,250	—
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,024,408 and 271,662,278 shares outstanding)	683	683
Additional paid-in capital	2,174	2,169
Retained earnings	6,845	7,285
Accumulated other comprehensive income (loss)	(3,924)	103
Treasury stock (4,015,835 and 1,377,965 shares), at cost	(109)	(39)

	6,919	10,201

Notes receivable for the issuance of common stock	(42)	(51)

Total stockholders’ equity	6,877	10,150

Total liabilities and stockholders’ equity	$8,872	$12,229

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31	2008	2007	2006
(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(299)	$851	$1,108
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss of subsidiaries	221	(929)	(1,176)
Dividends received from subsidiaries	697	270	91
Deferred income tax provision	(7)	—	—
Realized investment losses	19	6	7
Other, net	88	(54)	7

Total adjustments	1,018	(707)	(1,071)

Net cash flows provided by operating activities	719	144	37

Cash Flows from Investing Activities:
Proceeds from fixed maturity securities	1	3	1
Change in short term investments	(666)	(63)	(60)
Capital contributions to subsidiaries	(2)	(1)	(3)
Return of capital from subsidiaries	—	1	19
Purchase of surplus note from affiliate	(1,000)	—	—
Other, net	(3)	(18)	(7)

Net cash flows used by investing activities	(1,670)	(78)	(50)

Cash Flows from Financing Activities:
Dividends paid to common stockholders	(122)	(95)	—
Dividends paid to Loews for 2008 Senior Preferred	(19)	—	—
Proceeds from the issuance of long term debt	250	—	746
Principal payments on debt	(350)	—	(250)
Payment to repurchase Series H Issue preferred stock	—	—	(993)
Proceeds from the issuance of common stock	—	—	499
Proceeds from issuance of 2008 Senior Preferred	1,250	—	—
Stock options exercised	1	18	10
Purchase of treasury stock	(70)	—	—
Other, net	11	11	1

Net cash flows provided (used) by financing activities	951	(66)	13

Net change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income (loss) of these affiliates is presented on the Condensed Statements of Operations as Equity in net income (loss) of subsidiaries. Loews Corporation owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2008.
B. Debt
Debt is composed of the following obligations.
Debt

December 31	2008	2007
(In millions)
Variable rate debt:
Credit Facility — variable rate and term, due August 1, 2012	$250	$—
Senior notes:
6.450%, face amount of $150, due January 15, 2008	—	150
6.600%, face amount of $200, due December 15, 2008	—	200
6.000%, face amount of $400, due August 15, 2011	399	399
5.850%, face amount of $549, due December 15, 2014	547	546
6.500%, face amount of $350, due August 15, 2016	348	348
6.950%, face amount of $150, due January 15, 2018	149	149
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$1,937	$2,036

On August 1, 2007, CNAF entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus the Parent Company’s credit risk spread of 0.54%, which was equal to 2.74% at December 31, 2008. CNAF used $200 million of the proceeds to retire the 6.60% Senior Notes due December 15, 2008.
Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. As of December 31, 2008, CNAF was in compliance with all covenants.
CNAF’s remaining debt obligations contain customary covenants for investment grade insurers. The Parent Company is in compliance with all covenants as of December 31, 2008.
C. Commitments and Contingencies
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $21 million at December 31, 2008. The Parent Company does not believe that a payable is likely under these guarantees.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $259 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2008, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2008 and 2007, CNAF has recorded liabilities of approximately $9 million and $10 million related to indemnification agreements and does not believe that it is likely that any future indemnity claims will be significantly greater than the amounts recorded.
CNAF has also guaranteed certain collateral obligations of a large national contractor’s letters of credit. As of December 31, 2008 these guarantees aggregated $4 million. Payment under these guarantees is reasonably possible based on various factors, including the underlying credit worthiness of the contractor.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.8 billion at December 31, 2008. The Company does not believe that a payment is likely under these guarantees.
D. Stockholders’ Equity
Under an agreement executed effective October 27, 2008, CNAF issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock (2008 Senior Preferred) for $1.25 billion. The transaction closed on November 7, 2008. The terms of the 2008 Senior Preferred were approved by a special review committee of independent members of CNAF’s Board of Directors. The principal terms of the 2008 Senior Preferred are as follows:
•	The 2008 Senior Preferred is perpetual and is senior to CNAF’s common stock and any future preferred stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up.

•	No dividends may be declared on CNAF’s common stock or any future preferred stock until the 2008 Senior Preferred has been paid in full. Accordingly, the Company has suspended common stock dividend payments.

•	The 2008 Senior Preferred is not convertible into any other securities and may only be redeemed upon the mutual agreement of the Company and Loews.

•	The 2008 Senior Preferred accrues cumulative dividends at an initial rate of 10% per year. On the fifth anniversary of the issuance and every five years thereafter, the dividend rate will increase to the higher of 10% or the then current 10-year U.S. Treasury yield plus 700 basis points.

•	Dividends are payable quarterly and any dividends not paid when due will be compounded quarterly. The Parent Company paid $19 million on December 31, 2008, representing the first quarterly dividend payment on the 2008 Senior Preferred.
CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, Continental Casualty Company (CCC), through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Financial and Professional Regulation — Division of Insurance (the Department). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10% per year. Interest on the note is payable quarterly.
Additionally, in December 2008, the Parent Company contributed $500 million to CCC, consisting of cash of $2 million and short term investments of $498 million.
E. Accounting Pronouncements
Adopted as of December 31, 2008
FSP FIN 39-1, Amendment of FASB Interpretation (FIN) No. 39 (FSP FIN 39-1)
In April 2007, the FASB issued FSP FIN 39-1, which amends FIN 39, Offsetting of Amounts Related to Certain Contracts (FIN 39), by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. Additionally, FSP FIN 39-1 requires that a reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.
CNAF adopted FSP FIN 39-1 in 2008, by electing to not offset cash collateral amounts recognized for derivative instruments under the same master netting arrangements and as a result will no longer offset fair value amounts recognized for derivative instruments. CNAF presented the effect of adopting FSP FIN 39-1 as a change in accounting principle through retrospective application. The effect on the Consolidated Balance Sheets as of December 31, 2008 and 2007 was an increase of $3 million and $3 million in Other invested assets and Other liabilities. CNAF’s adoption of FSP FIN 39-1 had no impact on the financial condition or results of operations as of or for the year ended December 31, 2008.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION

		Gross Insurance Reserves						Insurance
		Claim						Claims and	Amortization
	Deferred	And Claim	Future		Policy-		Net	Policy-	of Deferred	Other	Net
	Acquisition	Adjustment	Policy	Unearned	holders’	Net Earned	Investment	holders’	Acquisition	Operating	Written Pre-
	Costs	Expense	Benefits	Premium	Funds	Premiums	Income (a)	Benefits	Cost	Expenses	miums (b)
(In millions)
December 31, 2008
Standard Lines	$293	$12,048	$—	$1,401	$14	$3,065	$506	$2,312	$700	$333	$3,054
Specialty Lines	360	8,282	—	1,848	10	3,477	451	2,168	754	450	3,435
Life & Group Non-Core	472	2,862	7,529	152	219	612	484	1,110	13	225	604
Corporate & Other Non-Core	—	4,401	—	5	—	1	178	133	—	167	1
Eliminations	—	—	—	—	—	(4)	—	—	—	(4)	(4)

Consolidated Operations	$1,125	$27,593	$7,529	$3,406	$243	$7,151	$1,619	$5,723	$1,467	$1,171	$7,090

December 31, 2007
Standard Lines	$311	$12,048	$—	$1,483	$26	$3,379	$878	$2,285	$761	$381	$3,267
Specialty Lines	365	8,403	—	1,948	1	3,484	621	2,194	744	372	3,506
Life & Group Non-Core	485	3,027	7,106	162	903	618	622	1,313	15	242	607
Corporate & Other Non-Core	—	5,110	—	5	—	7	312	217	—	143	6
Eliminations	—	—	—	—	—	(4)	—	—	—	(4)	(4)

Consolidated Operations	$1,161	$28,588	$7,106	$3,598	$930	$7,484	$2,433	$6,009	$1,520	$1,134	$7,382

December 31, 2006
Standard Lines						$3,557	$840	$2,597	$805	$385	$3,598
Specialty Lines						3,411	554	2,064	714	370	3,431
Life & Group Non-Core						641	698	1,195	14	259	633
Corporate & Other Non-Core						(1)	320	190	1	137	(2)
Eliminations						(5)	—	1	—	(6)	(5)

Consolidated Operations						$7,603	$2,412	$6,047	$1,534	$1,145	$7,655

(a)	Investment income is allocated based on each segment’s net carried insurance reserves as adjusted.

(b)	Net written premiums relate to business in property and casualty companies only.

SCHEDULE IV. REINSURANCE
Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions	End of Period
(In millions)
Year ended December 31, 2008
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$773	$(37)	$(4)	$145	$587

Valuation allowance:
Deferred income taxes	$—	$—	$—	$—	$—

Year ended December 31, 2007
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$837	$12	$2	$78	$773

Valuation allowance:
Deferred income taxes	$—	$—	$—	$—	$—

Year ended December 31, 2006
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$964	$48	$3	$178	$837

Valuation allowance:
Deferred income taxes	$30	$—	$—	$30	$—

(a)	Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2008	2007	2006
(In millions)
Deferred acquisition costs	$1,125	$1,161

Reserves for unpaid claim and claim adjustment expenses	27,475	28,415

Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 7.5%)	1,620	1,636

Unearned premiums	3,406	3,598

Net written premiums	7,090	7,382	7,655

Net earned premiums	7,149	7,481	7,595

Net investment income	1,547	2,180	2,035

Incurred claim and claim adjustment expenses related to current year	5,189	4,937	4,837

Incurred claim and claim adjustment expenses related to prior years	(7)	220	332

Amortization of deferred acquisition costs	1,467	1,520	1,534

Paid claim and claim adjustment expenses	5,327	5,282	4,165

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 23, 2009	By	/s/ Thomas F. Motamed

Thomas F. Motamed
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 23, 2009	By	/s/ Thomas F. Motamed

(Thomas F. Motamed, Chief Executive
Officer and Chairman of the Board of Directors)

Dated: February 23, 2009	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 23, 2009	By	/s/ Jose O. Montemayor

(Jose O. Montemayor, Director)

Dated: February 23, 2009	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 23, 2009	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 23, 2009	By	/s/ Andrew H. Tisch

(Andrew H. Tisch, Director)

Dated: February 23, 2009	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 23, 2009	By	/s/ Marvin Zonis

(Marvin Zonis, Director)