Form 10-Q
period 2009-03-31
CNA FINANCIAL CORP
filed 2009-05-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, Par value $2.50	269,024,408

CNA Financial Corporation
Index

CNA Financial Corporation (CNAF)
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31	2009	2008
(In millions, except per share data)
Revenues
Net earned premiums	$1,672	$1,813
Net investment income	420	434
Realized investment losses, net of participating policyholders’ interests	(532)	(51)
Other revenues	78	86

Total revenues	1,638	2,282

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,342	1,389
Amortization of deferred acquisition costs	349	368
Other operating expenses	251	227
Interest	31	34

Total claims, benefits and expenses	1,973	2,018

Income (loss) from continuing operations before income tax	(335)	264
Income tax (expense) benefit	150	(64)

Income (loss) from continuing operations	(185)	200
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0 and $0	—	(1)

Net income (loss)	(185)	199
Net income attributable to noncontrolling interests	(10)	(12)

Net income (loss) attributable to CNAF	$(195)	$187

Income (Loss) Attributable to CNAF Common Stockholders
Income (loss) from continuing operations attributable to CNAF	$(195)	$188
Less: Dividend on 2008 Senior Preferred	(31)	—

Income (loss) from continuing operations attributable to CNAF common stockholders	(226)	188
Income (loss) from discontinued operations attributable to CNAF common stockholders	—	(1)

Income (loss) attributable to CNAF common stockholders	$(226)	$187

Basic and Diluted Earnings (Loss) Per Share Attributable to CNAF Common Stockholders

Income (loss) from continuing operations attributable to CNAF common stockholders	$(0.84)	$0.70
Income (loss) from discontinued operations attributable to CNAF common stockholders	—	(0.01)

Basic and diluted earnings (loss) per share attributable to CNAF common stockholders	$(0.84)	$0.69

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.0	270.7

Diluted	269.0	270.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31	2009	2008
(In millions)
Net income (loss)	$(185)	$199

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on investments	401	(873)
Unrealized gains (losses) on discontinued operations and other	(2)	4
Foreign currency translation adjustment	(8)	(11)
Pension and postretirement benefits	2	(2)
Allocation to participating policyholders	—	14

Other comprehensive income (loss), net of tax	393	(868)

Comprehensive income (loss)	208	(669)

Net income attributable to noncontrolling interests	(10)	(12)

Other comprehensive (income) loss attributable to noncontrolling interests	(5)	2

Total comprehensive income (loss) attributable to CNAF	$193	$(679)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $33,189 and $34,155)	$28,461	$28,887
Equity securities at fair value (cost of $783 and $1,016)	726	871
Limited partnership investments	1,667	1,683
Other invested assets	11	28
Short term investments	4,583	3,534

Total investments	35,448	35,003
Cash	94	85
Reinsurance receivables (less allowance for uncollectible receivables of $365 and $366)	7,180	7,395
Insurance receivables (less allowance for doubtful accounts of $221 and $221)	1,810	1,818
Accrued investment income	387	356
Receivables for securities sold and collateral	285	402
Deferred acquisition costs	1,132	1,125
Prepaid reinsurance premiums	255	237
Federal income tax recoverable (includes $318 and $299 due from Loews Corporation)	315	294
Deferred income taxes	3,413	3,493
Property and equipment at cost (less accumulated depreciation of $550 and $641)	390	393
Goodwill and other intangible assets	141	141
Other assets	551	562
Separate account business	376	384

Total assets	$51,777	$51,688

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$27,243	$27,593
Unearned premiums	3,461	3,406
Future policy benefits	7,634	7,529
Policyholders’ funds	253	243
Collateral on loaned securities and derivatives	41	6
Payables for securities purchased	198	12
Participating policyholders’ funds	21	20
Long term debt	2,058	2,058
Reinsurance balances payable	344	316
Other liabilities	2,659	2,824
Separate account business	376	384

Total liabilities	44,288	44,391

Commitments and contingencies (Notes D, E, G, H, and J)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 12,500 shares issued; held by Loews Corporation)	1,250	1,250
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,024,408 shares outstanding)	683	683
Additional paid-in capital	2,175	2,174
Retained earnings	6,619	6,845
Accumulated other comprehensive loss	(3,536)	(3,924)
Treasury stock (4,015,835 shares), at cost	(109)	(109)
Notes receivable for the issuance of common stock	(30)	(42)

Total CNAF stockholders’ equity	7,052	6,877
Noncontrolling interests	437	420

Total equity	7,489	7,297

Total liabilities and equity	$51,777	$51,688

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31	2009	2008
(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(185)	$199
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	—	1
Deferred income tax benefit	(139)	(21)
Trading portfolio activity	(3)	63
Realized investment losses, net of participating policyholders’ interests	532	51
Undistributed losses of equity method investees	104	70
Net amortization of bond discount	(58)	(65)
Depreciation	21	18
Changes in:
Receivables, net	223	158
Accrued investment income	(31)	(28)
Deferred acquisition costs	(7)	3
Prepaid reinsurance premiums	(18)	(22)
Federal income taxes recoverable	(21)	72
Insurance reserves	(139)	(41)
Reinsurance balances payable	28	(5)
Other assets	8	(23)
Other liabilities	(125)	(131)
Other, net	6	—

Total adjustments	381	100

Net cash flows provided by operating activities-continuing operations	$196	$299

Net cash flows provided (used) by operating activities-discontinued operations	$(9)	$4

Net cash flows provided by operating activities-total	$187	$303

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(7,079)	$(11,231)
Proceeds from fixed maturity securities:
Sales	7,046	10,262
Maturities, calls and redemptions	827	1,038
Purchases of equity securities	(134)	(56)
Proceeds from sales of equity securities	146	28
Change in short term investments	(1,041)	(696)
Change in collateral on loaned securities and derivatives	35	815
Change in other investments	55	(125)
Purchases of property and equipment	(17)	(32)
Other, net	3	10

Net cash flows provided (used) by investing activities-continuing operations	$(159)	$13

Net cash flows provided (used) by investing activities-discontinued operations	$9	$(2)

Net cash flows provided (used) by investing activities-total	$(150)	$11

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Three months ended March 31	2009	2008
(In millions)
Cash Flows from Financing Activities:
Dividends paid to common stockholders	—	(41)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(31)	—
Principal payments on debt	—	(150)
Return of investment contract account balances	(8)	(14)
Receipts on investment contract account balances	1	1
Purchase of treasury stock	—	(70)
Other, net	12	1

Net cash flows used by financing activities-continuing operations	$(26)	$(273)

Net cash flows provided (used) by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(26)	$(273)

Effect of foreign exchange rate changes on cash-continuing operations	(2)	(1)

Net change in cash	9	40

Cash, beginning of year	85	101

Cash, end of period	$94	$141

Cash-continuing operations	$94	$132
Cash-discontinued operations	—	9

Cash-total	$94	$141

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Equity (Unaudited)

Three months ended March 31	2009	2008
(In millions)
Preferred Stock
Balance, beginning and end of period	$1,250	$—

Common Stock
Balance, beginning and end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,174	2,169
Stock-based compensation and other	1	1

Balance, end of period	2,175	2,170

Retained Earnings
Balance, beginning of period	6,845	7,285
Dividends paid to common stockholders	—	(41)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(31)	—
Net income (loss) attributable to CNAF	(195)	187

Balance, end of period	6,619	7,431

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(3,924)	103
Other comprehensive income (loss) attributable to CNAF	388	(866)

Balance, end of period	(3,536)	(763)

Treasury Stock
Balance, beginning of period	(109)	(39)
Purchase of treasury stock	—	(70)

Balance, end of period	(109)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(42)	(51)
(Increase) decrease in notes receivable for the issuance of common stock	12	(1)

Balance, end of period	(30)	(52)

Total CNAF Stockholders’ Equity	7,052	9,360

Noncontrolling Interests
Balance, beginning of period	420	385
Net income	10	12
Other comprehensive income (loss)	5	(2)
Other	2	—

Balance, end of period	437	395

Total Equity	$7,489	$9,755

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of March 31, 2009. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2009.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2008. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Pronouncements
Adopted in the first quarter of 2009
Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160)
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 160, which provides accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The Company adopted SFAS 160 on January 1, 2009. The adoption of this standard had no impact on the Company’s financial condition or results of operations, but impacted the presentation of these amounts within the Condensed Consolidated Financial Statements.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161)
In March 2008, the FASB issued SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires enhanced disclosures regarding the use of derivative instruments, how they are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Company’s adoption of SFAS 161 on January 1, 2009 had no impact on its financial condition or results of operations. The Company has complied with the additional disclosure requirements in Note E.
FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2)
In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157) for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purposes of goodwill and intangible asset impairment testing as of January 1, 2009. The adoption of these provisions had no impact on the Company’s financial condition or results of operations.
Recently issued accounting pronouncements to be adopted
FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and fiscal periods beginning after June 15, 2009. The Company’s adoption of this standard will not impact the financial condition or results of operations of the Company.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the criteria for the recognition of other-than-temporary impairment (OTTI) losses for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI losses are recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company is currently assessing the impact FSP FAS 115-2 and FAS 124-2 will have on its financial condition and results of operations.
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)
In April 2009, the FASB issued FSP FAS 157-4, which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact FSP FAS 157-4 will have on its financial condition and results of operations.

Note C. Earnings (Loss) Per Share
Earnings (loss) per share attributable to CNAF’s common stockholders is based on weighted average outstanding shares. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to CNAF by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As a result of the net loss for the three months ended March 31, 2009, no potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive.
For the three months ended March 31, 2008, 100 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the three months ended March 31, 2008, less than 1 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because their effect was antidilutive.
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly. Dividends of $31 million on the 2008 Senior Preferred were declared and paid for the three months ended March 31, 2009.
No common stock dividends were declared or paid in the first quarter of 2009. Dividends of $0.15 per share of common stock were declared and paid in the first quarter of 2008.

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2009	2008
(In millions)
Fixed maturity securities	$475	$518
Short term investments	10	39
Limited partnerships	(70)	(39)
Equity securities	14	5
Trading portfolio (a)	—	(77)
Other	3	6

Gross investment income	432	452
Investment expense	(12)	(18)

Net investment income	$420	$434

(a)
The change in net unrealized losses on trading securities included in net investment income was $13 million for the three months ended March 31, 2008. As of March 31, 2009, the Company no longer has a trading portfolio.

Net realized investment gains (losses) are presented in the following table.
Realized Investment Gains (Losses)

Three months ended March 31	2009	2008
(In millions)
Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains:	$104	$117
Gross realized losses:
Other-than-temporary impairments	(395)	(67)
Transactions	(67)	(52)

Net realized investment losses on fixed maturity securities	(358)	(2)

Equity securities:
Gross realized gains:	4	4
Gross realized losses:
Other-than-temporary impairments	(219)	(19)
Transactions	(1)	—

Net realized investment losses on equity securities	(216)	(15)

Derivatives	31	(44)
Other	11	10

Net realized investment losses, net of participating policyholders’ interests	$(532)	$(51)

For the three months ended March 31, 2009, OTTI losses of $614 million were recorded primarily in the non-redeemable preferred securities, asset-backed bonds and corporate and other taxable bonds sectors. This compared to OTTI losses for the three months ended March 31, 2008 of $86 million recorded primarily in the asset-backed bond sector.
The OTTI losses for the three months ended March 31, 2009 were driven primarily by further deterioration in certain sectors of the investment portfolio, the continued disruption of the financial and credit markets and the Company’s change in outlook of economic conditions. These circumstances were evidenced by rating agency downgrades and deterioration of underlying collateral in certain asset-backed securities.
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI losses, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
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
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook.
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
For securities considered to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in Realized investment losses on the Condensed Consolidated Statements of Operations.
The Company’s assertion to hold until a recovery in value takes into account a view on the estimated recovery horizon which in some cases may include maturity. Given the prolonged nature of the current market downturn, the duration and severity of the unrealized losses has progressed well beyond historical norms. The Company will continue to monitor these unrealized losses and will assess all facts and circumstances as they become known which may result in changes to the conclusions reached based on current facts and circumstances and additional OTTI losses.

The following tables provide a summary of fixed maturity and equity securities investments.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
March 31, 2009	Cost	Gains	12 Months	or Greater	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,056	$62	$21	$—	$1,097
Asset-backed securities	9,113	48	409	1,465	7,287
States, municipalities and political subdivisions — tax-exempt securities	9,268	119	186	730	8,471
Corporate and other taxable bonds	13,683	222	827	1,524	11,554
Redeemable preferred stock	69	1	12	6	52

Total fixed maturity securities available-for-sale	33,189	452	1,455	3,725	28,461

Equity securities available-for-sale:
Common stock	118	203	1	3	317
Preferred stock	665	—	4	252	409

Total equity securities available-for-sale	783	203	5	255	726

Total	$33,972	$655	$1,460	$3,980	$29,187

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2008	Cost	Gains	12 Months	or Greater	Value
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1	$—	$2,930
Asset-backed securities	9,670	24	961	969	7,764
States, municipalities and political subdivisions — tax-exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47

Total fixed maturity securities available-for-sale	34,154	459	2,758	2,969	28,886

Total fixed maturity securities trading	1	—	—	—	1

Equity securities available-for-sale:
Common stock	134	190	1	3	320
Preferred stock	882	5	15	321	551

Total equity securities available-for-sale	1,016	195	16	324	871

Total	$35,171	$654	$2,774	$3,293	$29,758

The following table summarizes, for available-for-sale fixed income securities, preferred stocks and common stocks, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position at March 31, 2009 and December 31, 2008.
Unrealized Loss Aging

	March 31, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)
Fixed income securities:
Investment grade:
0-6 months	$3,324	$257	$6,749	$681
7-11 months	5,313	821	6,159	1,591
12-24 months	6,752	2,561	3,549	1,803
Greater than 24 months	1,623	479	1,778	509

Total investment grade	17,012	4,118	18,235	4,584

Non-investment grade:
0-6 months	369	76	853	290
7-11 months	756	289	374	173
12-24 months	1,235	668	1,078	647
Greater than 24 months	9	11	12	7

Total non-investment grade	2,369	1,044	2,317	1,117

Total fixed income securities	19,381	5,162	20,552	5,701

Redeemable and non-redeemable preferred stocks:
0-6 months	34	12	39	26
7-11 months	7	4	43	12
12-24 months	312	258	497	324

Total preferred stocks	353	274	579	362

Common stocks:
0-6 months	4	1	5	1
7-11 months	1	—	—	—
12-24 months	9	3	9	3
Greater than 24 months	3	—	3	—

Total common stocks	17	4	17	4

Total	$19,751	$5,440	$21,148	$6,067

At March 31, 2009, the fair value of fixed maturity securities was $28,461 million, representing 80% of the total investment portfolio. The gross unrealized loss for any single issuer, other than those specific issuers discussed within the tax-exempt securities unrealized loss discussion below, was less than 0.3% of the carrying value of the total fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,103 securities which were, in aggregate, approximately 21% below amortized cost.
The gross unrealized losses on equity securities, consisting of common stocks and non-redeemable preferred stocks, were $260 million, including 150 securities which were, in aggregate, approximately 45% below cost.
The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
Based on current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2009 and

December 31, 2008, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of March 31, 2009 is presented below.
The market disruption that emerged in 2008 generally continued into the first quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the impact of these programs remains uncertain. Certain sectors of the financial markets began to show signs of improvement during the first quarter of 2009 while other sectors continued to lag. As a result, the Company incurred realized losses in its investment portfolio primarily driven by the continuing credit issues attributable to the asset-backed and financial sectors, which have adversely impacted its results of operations.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities are due to a combination of factors related to the market disruption caused by credit concerns that began with the sub-prime issue, but then also extended into other collateral supporting securities in the Company’s portfolio.
The majority of the holdings in this category are collateralized mortgage obligations (CMOs), typically collateralized with prime residential mortgages, and corporate asset-backed structured securities (ABS). The holdings in these sectors include 471 securities in a gross unrealized loss position aggregating $1,873 million. The aggregate severity of the unrealized loss was approximately 25% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The securities in this category are modeled in order to evaluate the risks of default on the performance of the underlying collateral. Within this analysis multiple factors are analyzed including probable risk of default, loss severity upon a default, payment delinquency, over collateralization and interest coverage triggers, credit support from lower-rated tranches and rating agency actions amongst others. Securities are modeled against base-case and reasonable stress scenarios of probable default activity, given current market conditions, and then analyzed for potential impact to the Company’s particular holdings. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. For the three months ended March 31, 2009, OTTI losses of $196 million were recorded on asset-backed securities. These losses were primarily attributable to adverse changes in the experience of certain underlying collateral and the resulting future expected default and recovery assumptions in the cash flow models.
The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 195 agency mortgage-backed pass-through securities and 1 agency CMO in an unrealized loss position aggregating $1 million as of March 31, 2009. The cumulative unrealized losses on these securities were approximately 1% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. For the three months ended March 31, 2009, there were no OTTI losses recorded for mortgage-backed securities guaranteed by an agency of the U.S. Government.
The following table summarizes asset-backed securities in an unrealized loss position by ratings distribution at March 31, 2009.
Gross Unrealized Losses by Ratings Distribution
March 31, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
AAA	$5,541	$4,519	$1,022
AA	643	354	289
A	434	185	249
BBB	320	225	95
Non-investment grade	609	390	219

Total	$7,547	$5,673	$1,874

The Company believes the decline in fair value is primarily attributable to broader deteriorating market conditions, liquidity concerns and wider than historical bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2009.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax exempt sector have improved during the first quarter of 2009; however, yields continue to be higher than expected relative to after tax returns on alternative classes. The holdings in this category include 676 securities. The aggregate severity of the total unrealized losses was approximately 14% of amortized cost. The following table summarizes the ratings distribution of tax-exempt securities in an unrealized loss position at March 31, 2009.
Gross Unrealized Losses by Ratings Distribution
March 31, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
AAA	$1,968	$1,813	$155
AA	2,494	2,294	200
A	1,113	904	209
BBB	907	555	352

Total	$6,482	$5,566	$916

The portfolio consists primarily of special revenue and assessment bonds, representing 79% of the overall portfolio, followed by general obligation political subdivision bonds at 13%, and state general obligation bonds at 8%.
The largest exposures at March 31, 2009 as measured by unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with unrealized losses of $332 million and several separate issues of Puerto Rico Sales Tax revenue bonds with unrealized losses of $104 million. All of these securities are investment grade.
Based on the Company’s current evaluation of these securities and its ability and intent to hold them until an anticipated recovery in value, the Company does not consider these to be other-than-temporarily impaired at March 31, 2009. For the three months ended March 31, 2009, there were no OTTI losses recorded for tax-exempt municipal securities.

Corporate and Other Taxable Bonds
The holdings in this category include 754 securities in a gross unrealized loss position aggregating $2,351 million. The aggregate severity of the unrealized losses was approximately 24% of amortized cost.
The following tables summarize corporate and other taxable bonds in an unrealized loss position across industry sectors and by ratings distribution at March 31, 2009.
Gross Unrealized Losses by Industry Sector

March 31, 2009		Estimated	Gross
(In millions)	Amortized Cost	Fair Value	Unrealized Loss
Communications	$1,498	$1,230	$268
Consumer, Cyclical	1,251	931	320
Consumer, Non-cyclical	971	810	161
Energy	1,061	880	181
Financial	2,345	1,495	850
Industrial	760	589	171
Utilities	1,171	952	219
Other	764	583	181

Total	$9,821	$7,470	$2,351

Gross Unrealized Losses by Ratings Distribution
March 31, 2009
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
AAA	$130	$102	$28
AA	201	170	31
A	2,078	1,682	396
BBB	4,608	3,538	1,070
Non-investment grade	2,804	1,978	826

Total	$9,821	$7,470	$2,351

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $456 million and an aggregate amortized cost of $928 million.
The decline in fair value was primarily attributable to deterioration and volatility in the broader credit markets throughout 2008 that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. These conditions generally continued into 2009 but have improved slightly from the lows in 2008. The Company monitors the financial performance of the corporate bond issuers for potential factors that may cause a change in outlook and addresses securities that are deemed to be OTTI. Because these declines were not related to any issuer specific credit events, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2009. For the three months ended March 31, 2009, OTTI losses of $190 million were recorded on corporate and other taxable bonds.

Preferred Stock
The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 83% of the gross unrealized losses in this category come from securities issued by financial institutions, 11% from utilities and 6% from entities in the communications sector. The holdings in this category include 27 securities in a gross unrealized loss position aggregating $274 million, with 93% of these unrealized losses attributable to non-redeemable preferred stocks. The following table summarizes preferred stocks by ratings distribution at March 31, 2009.
Gross Unrealized Losses by Ratings Distribution
March 31, 2009
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
A	$142	$68	$74
BBB	452	258	194
Non-investment grade	33	27	6

Total	$627	$353	$274

The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company monitors this sector for all relevant news and believes, given current facts and circumstances, the remaining issuers in this sector with unrealized losses will recover in value. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at March 31, 2009. This evaluation was made on the basis that these securities possess characteristics similar to debt securities and maintain their ability to pay dividends. For the three months ended March 31, 2009, there were OTTI losses of $225 million recorded on preferred stock, including $188 million related to a major U.S. financial institution. The ratings of several preferred stock issues of this institution were downgraded to below investment grade during the first quarter of 2009.
Investment Commitments
As of March 31, 2009, the Company had committed approximately $277 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2009, the Company had commitments to purchase $2 million and sell $26 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2009, the Company had obligations on unfunded bank loan participations in the amount of $10 million.

Note E. Derivative Financial Instruments
The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.
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
The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk through portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.
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
The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps (CDS) to modify the credit risk inherent in certain investments. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company infrequently designates these types of instruments as hedges against specific assets.
Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in British pounds, Euros and Canadian dollars. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.
In addition to the derivatives used for risk management purposes described above, the Company may also use derivatives for purposes of income enhancement. Income enhancement transactions are entered into with the intention of providing additional income or yield to a particular portfolio segment or instrument. Income enhancement transactions are limited in scope and primarily involve the sale of covered options in which the Company receives premium in exchange for selling a call or put option.
The Company will also use CDS to sell credit protection against a specified credit event. In selling credit protection, CDS are used to replicate fixed income securities when credit exposure to certain issuers is not available or when it is economically beneficial to transact in the derivative market compared to the cash market alternative. Credit risk includes both the default event risk and market value exposure due to fluctuations in credit spreads. In selling CDS protection, the Company receives a periodic premium in exchange for providing credit protection on a single name reference obligation or a credit derivative index. If there is an event of default as defined by the CDS agreement, the Company is required to pay the counterparty the referenced notional amount of the CDS contract and in exchange the Company is entitled to receive the referenced defaulted security or the cash equivalent.
At March 31, 2009 and December 31, 2008, the Company had $116 million and $148 million notional value of outstanding CDS contracts where the Company sold credit protection. The maximum payment related to these CDS contracts was $116 million and $148 million assuming there was no residual value in the defaulted securities that the Company would receive as part of the contract terminations. The fair value of these contracts at March 31, 2009 and December 31, 2008 was a liability of $47 million and $43 million which represents the amount that the Company would have to pay at those dates to exit these derivative positions.
The tables below summarize CDS contracts where the Company sold credit protection as of March 31, 2009 and December 31, 2008. The largest single reference obligation at these dates represented 24% and 20% of the total notional value and was rated AAA.
Credit Ratings of Underlying Reference Obligations

	Fair Value of	Maximum Amount of	Weighted
March 31, 2009	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
AAA/AA/A	$(13)	$38	18.0
BBB	—	25	0.7
B	(1)	8	3.9
CCC and lower	(33)	45	4.2

Total	$(47)	$116	8.0

Credit Ratings of Underlying Reference Obligations

	Fair Value of	Maximum Amount of	Weighted
December 31, 2008	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
B	(2)	8	4.1
CCC and lower	(29)	45	4.5

Total	$(43)	$148	6.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $41 million and $74 million at March 31, 2009 and December 31, 2008. The Company held no cash collateral as of March 31, 2009. The fair value of cash collateral received from counterparties was $6 million at December 31, 2008.

See Note F for information regarding the fair value of derivatives securities. The Company’s accounting for changes in the fair value of derivatives not held in a trading portfolio is reported in Realized investment gains (losses) on the Condensed Consolidated Statements of Operations.
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Three months ended March 31	2009	2008
(In millions)
Without hedge designation
Interest rate swaps	$21	$(23)
Credit default swaps — purchased protection	(9)	16
Credit default swaps — sold protection	(6)	(15)
Futures sold, not yet purchased	14	(21)
Currency forwards	—	(1)
Options written	11	—

Trading activities
Futures purchased	—	(72)
Currency forwards	—	1

Total	$31	$(115)

The Company’s derivative activities in the trading portfolio were associated with its pension deposit business, through which the Company was exposed to equity price risk associated with its indexed group annuity contracts. The derivatives held for trading purposes were carried at fair value with the related gains and losses included within Net investment income on the Condensed Consolidated Statements of Operations. A corresponding increase or decrease was reflected in the Policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations. During 2008, the Company exited the indexed group annuity portion of its pension deposit business.
A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments reported as Other invested assets or Other liabilities on the Condensed Consolidated Balance Sheets follows. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/
March 31, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)

Without hedge designation
Interest rate swaps	$1,000	$—	$(22)
Credit default swaps — purchased protection	360	7	(1)
Credit default swaps — sold protection	116	—	(47)
Commitments to purchase government and municipal securities (TBAs)	156	—	—
Equity warrants	4	—	—

Total	$1,636	$7	$(70)

Derivative Financial Instruments

	Contractual/
December 31, 2008	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)

Without hedge designation
Interest rate swaps	$900	$—	$(66)
Credit default swaps — purchased protection	405	24	(2)
Credit default swaps — sold protection	148	—	(43)
Equity warrants	4	—	—

Total	$1,457	$24	$(111)

During the three months ended March 31, 2009, new derivative transactions entered into totaled approximately $6.1 billion in notional value while derivative termination activity totaled approximately $5.9 billion. The activity during the quarter was primarily attributable to interest rate swaps, interest rate futures and interest rate options.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
				Assets/(Liabilities)
March 31, 2009	Level 1	Level 2	Level 3	at fair value
(In millions)
Assets
Fixed maturity securities	$284	$25,412	$2,765	$28,461
Equity securities	427	89	210	726
Derivative financial instruments, included in Other invested assets	—	—	7	7
Short term investments	3,687	896	—	4,583
Life settlement contracts, included in Other assets	—	—	127	127
Discontinued operations investments, included in Other liabilities	78	55	13	146
Separate account business	35	303	38	376

Total assets	$4,511	$26,755	$3,160	$34,426

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(70)	$(70)

Total liabilities	$—	$—	$(70)	$(70)

				Total
				Assets/(Liabilities)
December 31, 2008	Level 1	Level 2	Level 3	at fair value
(In millions)
Assets
Fixed maturity securities	$2,028	$24,367	$2,492	$28,887
Equity securities	567	94	210	871
Derivative financial instruments, included in Other invested assets	—	—	24	24
Short term investments	2,926	608	—	3,534
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	83	59	15	157
Separate account business	40	306	38	384

Total assets	$5,644	$25,434	$2,908	$33,986

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(111)	$(111)

Total liabilities	$—	$—	$(111)	$(111)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and presents changes in unrealized gains or losses recorded in Net income (loss) for the three months ended March 31, 2009 and 2008 for Level 3 assets and liabilities.

			Net realized				Unrealized
		Net realized	investment gains				gains (losses)
		investment gains	(losses) and net				recorded in
		(losses) and net	change in				net income
		change in	unrealized				on level 3
		unrealized	appreciation	Purchases,			assets and
		appreciation	(depreciation)	sales,			liabilities
	Balance at	(depreciation)	included in other	issuances		Balance at	held at
	January 1,	included in net	comprehensive	and	Net transfers	March 31,	March 31,
Level 3	2009	income*	income	settlements	into level 3	2009	2009*
(In millions)
Fixed maturity securities	$2,492	$(71)	$62	$140	$142	$2,765	$(75)
Equity securities	210	—	—	—	—	210	—
Derivative financial instruments, net	(87)	6	—	18	—	(63)	24
Life settlement contracts	129	11	—	(13)	—	127	2
Discontinued operations investments	15	—	(1)	(1)	—	13	—
Separate account business	38	—	1	(1)	—	38	—

Total	$2,797	$(54)	$62	$143	$142	$3,090	$(49)

			Net realized				Unrealized
		Net realized	investment gains				gains (losses)
		investment gains	(losses) and net				recorded in
		(losses) and net	change in				net income
		change in	unrealized				on level 3
		unrealized	appreciation	Purchases,			assets and
		appreciation	(depreciation)	sales,			liabilities
	Balance at	(depreciation)	included in other	issuances	Net transfers	Balance at	held at
	January 1,	included in net	comprehensive	and	into (out	March 31,	March 31,
Level 3	2008	income*	income	settlements	of) level 3	2008	2008*
(In millions)
Fixed maturity securities	$2,684	$(38)	$(215)	$(5)	$(181)	$2,245	$(44)
Equity securities	196	(2)	(1)	—	—	193	(2)
Derivative financial instruments, net	2	(22)	—	(62)	—	(82)	(84)
Short term investments	85	—	—	—	—	85	—
Life settlement contracts	115	18	—	(15)	—	118	4
Discontinued operations investments	42	—	—	(1)	—	41	—
Separate account business	30	—	—	(3)	20	47	—

Total	$3,154	$(44)	$(216)	$(86)	$(161)	$2,647	$(126)

*	Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statement of Operations Line Items

Fixed maturity securities	Net investment income and Realized investment gains (losses)

Equity securities	Realized investment gains (losses)

Derivative financial instruments	Net investment income and Realized investment gains (losses)

Life settlement contracts	Other revenues
Securities transferred into Level 3 for the three months ended March 31, 2009 relate primarily to structured securities with underlying auto loan collateral, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include estimates of future cash flows and the maturity assumption.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $13 million and $53 million for the three months ended March 31, 2009 and 2008 for events occurring in those periods. Catastrophe losses in the first quarter of 2009 related primarily to tornadoes, floods and winter storms. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	March 31, 2009		December 31, 2008
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)
Gross reserves	$2,020	$376	$2,112	$392
Ceded reserves	(869)	(128)	(910)	(130)

Net reserves	$1,151	$248	$1,202	$262

Asbestos
There was no asbestos-related net claim and claim adjustment reserve development recorded for the three months ended March 31, 2009. The Company recorded $2 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2008. The Company paid asbestos-related claims, net of reinsurance recoveries, of $51 million and $49 million for the three months ended March 31, 2009 and 2008.
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
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was confirmed on February 23, 2009. On March 5, 2009, Fireman’s Fund Insurance Co. filed a motion to clarify and modify the confirmation order. It is not possible to predict with any reliability when the Fourth Amended Plan will become effective or when the Trust created under the Fourth Amended Plan will begin processing asbestos claims. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) whether any party will appeal the confirmation of the Plan, which includes the Addendum, and if so whether confirmation will be affirmed; and (j) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is currently scheduled to begin in June 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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

Environmental Pollution
There was no environmental pollution net claim and claim adjustment reserve development recorded for the three months ended March 31, 2009 or 2008. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $14 million and $19 million for the three months ended March 31, 2009 and 2008.
Net Prior Year Development
The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance.
Net Prior Year Development
Three months ended March 31, 2009

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(30)	$(41)	$1	$(70)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(30)	(41)	1	(70)

Pretax (favorable) unfavorable premium development	17	(2)	(1)	14

Total pretax (favorable) unfavorable net prior year development	$(13)	$(43)	$—	$(56)

Net Prior Year Development
Three months ended March 31, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(35)	$17	$3	$(15)
A&E	—	—	2	2

Pretax (favorable) unfavorable net prior year development before impact of premium development	(35)	17	5	(13)

Pretax (favorable) unfavorable premium development	9	(19)	(1)	(11)

Total pretax (favorable) unfavorable net prior year development	$(26)	$(2)	$4	$(24)

2009 Net Prior Year Development
Standard Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in property coverages, including $31 million resulting from favorable frequency and severity on claims relating to catastrophes in accident year 2008.
Specialty Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in liability coverages. This favorable development was the result of decreased frequency of large claims in accident years 2007 and prior.
An additional $7 million of favorable claim and allocated claim adjustment expense reserve development was a result of favorable outcomes on claims relating to catastrophes in accident years 2005 and 2008.
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
Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument was held on April 21, 2009, and the Court took the matter under advisement. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
Global Crossing Limited Litigation
CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff seeks damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The parties have executed a settlement agreement which provides for a dismissal with prejudice of all claims against CCC. The settlement is subject to entry by the Court of an order barring all claims against CCC under certain conditions and subject to certain limitations. The settlement approximates the amount accrued at March 31, 2009.
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The appeal has been fully briefed. No oral argument has yet been scheduled. The Company believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.
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

Note I. Benefit Plans
The components of net periodic benefit plan cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Three months ended March 31
(In millions)	2009	2008
Pension cost (benefit)
Service cost	$5	$6
Interest cost on projected benefit obligation	38	36
Expected return on plan assets	(36)	(45)
Actuarial loss amortization	6	1

Net periodic pension cost (benefit)	$13	$(2)

Postretirement benefit
Service cost	$1	$1
Interest cost on projected benefit obligation	2	2
Prior service cost amortization	(4)	(4)

Net periodic postretirement benefit	$(1)	$(1)

Note J. Commitments, Contingencies, and Guarantees
Commitments and Contingencies
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments at March 31, 2009 that the Company could be required to pay under this guarantee are approximately $126 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2009, there were approximately $5 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $18 million at March 31, 2009. Estimated future minimum payments under these contracts are $12 million in 2009, $3 million in 2010 and $3 million in 2011.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2009, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of March 31, 2009 and December 31, 2008, the Company has recorded liabilities of approximately $17 million and $22 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
CNAF has also guaranteed certain collateral obligations of a large national contractor’s letters of credit. As of March 31, 2009, these guarantees aggregated $4 million. Payment under these guarantees is reasonably possible based on various factors, including the underlying credit worthiness of the contractor. In connection with the issuance of preferred securities by CNA Surety Capital Trust I (Issuer Trust), CNA Surety has also guaranteed the dividend payments and redemption of the preferred securities issued by the

Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $66 million, consisting of annual dividend payments of approximately $1.4 million through April 2034 and the redemption value of $30 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and the Company does not believe that a payment is likely under this guarantee.
Note K. Business Segments
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
Net operating income (loss) is calculated by excluding from net income (loss) attributable to CNAF the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. In the calculation of net operating income, management excludes net realized investment gains or losses because net realized investment gains or losses related to the Company’s investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not an indication of trends in insurance operations.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended				Corporate
March 31, 2009	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$710	$812	$150	$1	$(1)	$1,672
Net investment income	120	108	159	33	—	420
Other revenues	13	57	6	2	—	78

Total operating revenues	843	977	315	36	(1)	2,170

Claims, benefits and expenses:
Net incurred claims and benefits	510	499	305	21	—	1,335
Policyholders’ dividends	3	3	1	—	—	7
Amortization of deferred acquisition costs	166	177	6	—	—	349
Other insurance related expenses	76	59	46	1	(1)	181
Other expenses	9	56	6	30	—	101

Total claims, benefits and expenses	764	794	364	52	(1)	1,973

Operating income (loss) from continuing operations before income tax	79	183	(49)	(16)	—	197
Income tax (expense) benefit on operating income (loss)	(18)	(53)	27	7	—	(37)
Net operating income attributable to noncontrolling interests	—	(11)	—	—	—	(11)

Net operating income (loss) from continuing operations attributable to CNAF	61	119	(22)	(9)	—	149

Realized investment losses, net of participating policyholders’ interests	(179)	(116)	(190)	(47)	—	(532)
Income tax benefit on realized investment losses	62	41	66	18	—	187
Realized investment losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1

Net realized investment losses attributable to CNAF	(117)	(74)	(124)	(29)	—	(344)

Net income (loss) from continuing operations attributable to CNAF	$(56)	$45	$(146)	$(38)	$—	$(195)

March 31, 2009
(In millions)
Reinsurance receivables	$2,199	$1,455	$1,876	$2,015	$—	$7,545
Insurance receivables	$1,269	$755	$4	$3	$—	$2,031
Deferred acquisition costs	$299	$367	$466	$—	$—	$1,132
Insurance reserves:
Claim and claim adjustment expenses	$11,893	$8,290	$2,857	$4,203	$—	$27,243
Unearned premiums	1,415	1,885	159	4	(2)	3,461
Future policy benefits	—	—	7,634	—	—	7,634
Policyholders’ funds	14	11	228	—	—	253

Three months ended				Corporate
March 31, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues:
Net earned premiums	$783	$873	$157	$1	$(1)	$1,813
Net investment income	164	132	84	54	—	434
Other revenues	14	53	13	6	—	86

Total operating revenues	961	1,058	254	61	(1)	2,333

Claims, benefits and expenses:
Net incurred claims and benefits	577	566	212	21	—	1,376
Policyholders’ dividends	4	7	2	—	—	13
Amortization of deferred acquisition costs	179	184	4	1	—	368
Other insurance related expenses	58	50	50	4	(1)	161
Other expenses	12	51	5	32	—	100

Total claims, benefits and expenses	830	858	273	58	(1)	2,018

Operating income (loss) from continuing operations before income tax	131	200	(19)	3	—	315
Income tax (expense) benefit on operating income (loss)	(36)	(64)	16	2	—	(82)
Net operating income attributable to noncontrolling interests	—	(12)	—	—	—	(12)

Net operating income (loss) from continuing operations attributable to CNAF	95	124	(3)	5	—	221

Realized investment losses, net of participating policyholders’ interests	(16)	(9)	(17)	(9)	—	(51)
Income tax benefit on realized investment losses	5	4	6	3	—	18
Realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNAF	(11)	(5)	(11)	(6)	—	(33)

Net income (loss) from continuing operations attributable to CNAF	$84	$119	$(14)	$(1)	$—	$188

December 31, 2008
(In millions)
Reinsurance receivables	$2,266	$1,496	$1,907	$2,092	$—	$7,761
Insurance receivables	$1,264	$765	$6	$4	$—	$2,039
Deferred acquisition costs	$293	$360	$472	$—	$—	$1,125
Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,282	$2,862	$4,401	$—	$27,593
Unearned premiums	1,401	1,848	152	5	—	3,406
Future policy benefits	—	—	7,529	—	—	7,529
Policyholders’ funds	14	10	219	—	—	243

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ interests.
Revenue by Line of Business

Three months ended March 31
(In millions)	2009	2008
Standard Lines
Business Insurance	$130	$155
Commercial Insurance	534	790

Standard Lines revenues	664	945

Specialty Lines
U.S. Specialty Lines	517	647
Surety	113	115
Warranty	52	73
CNA Global	179	214

Specialty Lines revenues	861	1,049

Life & Group Non-Core
Life & Annuity	24	(21)
Health	97	238
Other	4	20

Life & Group Non-Core revenues	125	237

Corporate & Other Non-Core
CNA Re	—	17
Other	(11)	35

Corporate & Other Non-Core revenues	(11)	52

Eliminations	(1)	(1)

Total revenues	$1,638	$2,282

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
Results of the discontinued operations were as follows.
Discontinued Operations

Three months ended March 31
(In millions)	2009	2008
Revenues:
Net investment income	$1	$2
Realized investment gains (losses) and other	—	1

Total revenues	1	3
Insurance related expenses	1	4

Income (loss) before income taxes	—	(1)
Income tax (expense) benefit	—	—

Income (loss) from discontinued operations, net of tax	$—	$(1)

Net liabilities of discontinued operations, included in Other liabilities on the Condensed Consolidated Balance Sheets, were as follows.

Discontinued Operations (In millions)	March 31, 2009	December 31, 2008
Assets:
Investments	$146	$157
Reinsurance receivables	6	6
Cash	—	—
Other assets	1	1

Total assets	153	164

Liabilities:
Insurance reserves	154	162
Other liabilities	7	8

Total liabilities	161	170

Net liabilities of discontinued operations	$(8)	$(6)

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At March 31, 2009 and December 31, 2008, the insurance reserves are net of discount of $74 million and $75 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency transaction gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2007 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNAF, unless otherwise noted.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q and Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2008.
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

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes our consolidated results of operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Three months ended March 31
(In millions, except per share data)	2009	2008
Revenues
Net earned premiums	$1,672	$1,813
Net investment income	420	434
Other revenues	78	86

Total operating revenues	2,170	2,333

Claims, benefits and expenses
Net incurred claims and benefits	1,335	1,376
Policyholders’ dividends	7	13
Amortization of deferred acquisition costs	349	368
Other insurance related expenses	181	161
Other expenses	101	100

Total claims, benefits and expenses	1,973	2,018

Operating income from continuing operations before income tax	197	315
Income tax expense on operating income	(37)	(82)
Net operating income attributable to noncontrolling interests	(11)	(12)

Net operating income from continuing operations attributable to CNAF	149	221

Realized investment losses, net of participating policyholders’ interests	(532)	(51)
Income tax benefit on realized investment losses	187	18
Realized investment losses, after-tax, attributable to noncontrolling interests	1	—

Net realized investment losses attributable to CNAF	(344)	(33)

Income (loss) from continuing operations attributable to CNAF	(195)	188

Income (loss) from discontinued operations attributable to CNAF, net of income tax (expense) benefit of $0 and $0	—	(1)

Net income (loss) attributable to CNAF	$(195)	$187

Net results decreased $382 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses and decreased net operating income driven by lower net investment income.
Net realized investment losses increased $311 million for the three months ended March 31, 2009 as compared with the same period in 2008. See the Investments section of this MD&A for further discussion of net realized investment results.
Net operating income decreased $72 million for the three months ended March 31, 2009 as compared with the same period in 2008. Net operating results for Standard and Specialty Lines decreased $39 million, while our Non-Core operations decreased $33 million. These decreases were primarily due to lower net investment income. Excluding trading portfolio losses of $77 million in 2008, net investment income declined $91 million. See the Investments section of this MD&A for further discussion of net investment income, including the impact of a trading portfolio loss of $77 million in 2008. Standard Lines and Specialty Lines current period underwriting results reflected lower losses and higher expenses as compared to the prior period.
Results for the three months ended March 31, 2009 included expense of $12 million related to our pension and postretirement plans, compared with a benefit of $3 million for the three months ended March 31, 2008. Based on our current assumptions and pension trust investment performance in 2008, our estimated expense for pension and postretirement plans is approximately $50 million for the year ended December 31, 2009 as compared with a benefit of $14 million for the year ended December 31, 2008.
Favorable net prior year development of $56 million was recorded for the three months ended March 31, 2009 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount reflected $70 million of favorable claim and allocated claim adjustment expense reserve development and $14 million of unfavorable premium development. Favorable net prior year development of $24 million was recorded for the three months ended March 31, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-core segments. This amount reflected $13 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of favorable premium development. Further information on net prior year development for the three months ended March 31, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $141 million for the three months ended March 31, 2009 as compared with the same period in 2008, including a $73 million decrease related to Standard Lines and a $61 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
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
•	Insurance Reserves
•	Reinsurance
•	Valuation of Investments and Impairment of Securities
•	Long Term Care Products
•	Pension and Postretirement Benefit Obligations
•	Legal Proceedings
•	Income Taxes
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
SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNAF the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. See further discussion regarding how we manage our business in Note K of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of our Standard Lines and Specialty Lines segments, we utilize the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
STANDARD LINES
The following table details the results of operations for Standard Lines.
Results of Operations

Three months ended March 31
(In millions)	2009	2008
Net written premiums	$763	$771
Net earned premiums	710	783
Net investment income	120	164
Net operating income	61	95
Net realized investment losses, after-tax	(117)	(11)
Net income (loss) attributable to CNAF	(56)	84

Ratios
Loss and loss adjustment expense	71.8%	73.7%
Expense	34.0	30.2
Dividend	0.5	0.5

Combined	106.3%	104.4%

Net written premiums for Standard Lines decreased $8 million for the three months ended March 31, 2009 as compared with the same period in 2008. Despite higher retention and new business in the current year period, premiums written were unfavorably impacted by lower premium rates and general economic conditions resulting in decreased production, as compared with the first quarter of 2008, across both our Business and Commercial Insurance groups. The current economic conditions have led to decreased industry insured exposures, particularly in the construction industry with smaller payrolls and reduced sales levels. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $73 million for the three months ended March 31, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums in 2008 as compared to 2007.
Standard Lines averaged rate decreases of 2% for the three months ended March 31, 2009, as compared to decreases of 6% for the three months ended March 31, 2008 for the contracts that renewed during those periods. Retention rates of 83% and 81% were achieved for those contracts that were available for renewal in each period.
Net results decreased $140 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses and decreased net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $34 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was primarily due to lower net investment income and decreased underwriting results.
The combined ratio increased 1.9 points for the three months ended March 31, 2009 as compared with the same period in 2008. The expense ratio increased 3.8 points for the three months ended March 31, 2009 as compared with the same period in 2008, primarily related to increased underwriting expenses and a lower net earned premium base. Underwriting expenses increased due to higher employee-related costs, including increased pension expense.

The loss ratio improved 1.9 points primarily due to decreased catastrophe losses. Catastrophe losses were $12 million, or 1.7 points of the loss ratio, in the first quarter of 2009 as compared to $53 million, or 6.8 points of the loss ratio, in the first quarter of 2008. This favorability was partially offset by an increase in the current accident year loss ratio driven by a number of large property losses in the three months ended March 31, 2009, and the impact of decreased favorable net prior year development.
Favorable net prior year development of $13 million was recorded for the three months ended March 31, 2009, reflecting $30 million of favorable claim and allocated claim adjustment expense reserve development and $17 million of unfavorable premium development. Favorable net prior year development of $26 million, reflecting $35 million of favorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development, was recorded for the three months ended March 31, 2008. Further information on Standard Lines net prior year development for the three months ended March 31, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2009 and December 31, 2008 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2009	December 31, 2008
Gross Case Reserves	$6,090	$6,158
Gross IBNR Reserves	5,803	5,890

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,893	$12,048

Net Case Reserves	$4,886	$4,995
Net IBNR Reserves	4,885	4,875

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,771	$9,870

SPECIALTY LINES
The following table details the results of operations for Specialty Lines.
Results of Operations

Three months ended March 31
(In millions)	2009	2008
Net written premiums	$829	$848
Net earned premiums	812	873
Net investment income	108	132
Net operating income	119	124
Net realized investment losses, after-tax	(74)	(5)
Net income attributable to CNAF	45	119

Ratios
Loss and loss adjustment expense	61.4%	64.8%
Expense	29.2	26.8
Dividend	0.4	0.8

Combined	91.0%	92.4%

Net written premiums for Specialty Lines decreased $19 million for the three months ended March 31, 2009 as compared with the same period in 2008. After adjusting for foreign exchange, net written premiums increased modestly, primarily due to increased production in CNA Global. Despite higher retention and new business in the current year period, premiums written were unfavorably impacted by foreign exchange and lower premium rates as compared with the first quarter of 2008. The current economic conditions have led to decreased industry insured exposures, particularly in the surety bond, architects, engineers and realtors professional liability marketplace. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $61 million for the three months ended March 31, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums in 2008 as compared to 2007.
Specialty Lines averaged rate decreases of 2% for the three months ended March 31, 2009 as compared to decreases of 3% for the three months ended March 31, 2008 for the contracts that renewed during those periods. Retention rates of 86% and 84% were achieved for those contracts that were available for renewal in each period.
Net income decreased $74 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was primarily due to higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $5 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was primarily due to lower net investment income, partially offset by improved underwriting results.
The combined ratio improved 1.4 points for the three months ended March 31, 2009 as compared with the same period in 2008. The loss ratio improved 3.4 points, primarily due to increased favorable net prior year development for the three months ended March 31, 2009 as compared with the same period in 2008. This was partially offset by higher current accident year loss ratios recorded in several lines of business.
The expense ratio increased 2.4 points for the three months ended March 31, 2009 as compared with the same period in 2008. The increase primarily related to increased underwriting expenses and the lower net earned premium base. Underwriting expenses increased due to higher employee-related costs, including increased pension expense.
Favorable net prior year development of $43 million, reflecting $41 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended March 31, 2009. Favorable net prior year development of $2 million, reflecting $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded for the three months ended March 31, 2008.

Further information on Specialty Lines net prior year development for the three months ended March 31, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2009 and December 31, 2008 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2009	December 31, 2008
Gross Case Reserves	$2,621	$2,719
Gross IBNR Reserves	5,669	5,563

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,290	$8,282

Net Case Reserves	$2,095	$2,149
Net IBNR Reserves	4,775	4,694

Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,870	$6,843

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Three months ended March 31
(In millions)	2009	2008
Net earned premiums	$150	$157
Net investment income	159	84
Net operating loss	(22)	(3)
Net realized investment losses, after-tax	(124)	(11)
Net loss attributable to CNAF	(146)	(14)
Net earned premiums for Life & Group Non-Core decreased $7 million for the three months ended March 31, 2009 as compared with the same period in 2008. Net earned premiums relate primarily to the group and individual long term care businesses.
Net loss increased $132 million for the three months ended March 31, 2009 as compared with the same period in 2008. The increase in net loss was primarily due to increased net realized investment losses and adverse performance on our remaining pension deposit business. Certain of the separate account investment contracts related to our pension deposit business guarantee principal and a minimum rate of interest, for which we recorded an additional pretax liability of $13 million in Policyholders’ funds during the first quarter of 2009. Additionally, our long term care, payout annuity and life settlement contract business lines experienced favorable results in 2008.
Net investment income for the three months ended March 31, 2008 included trading portfolio losses of $76 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008. That business had a net loss of $5 million during the three months ended March 31, 2008. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.
Results of Operations

Three months ended March 31
(In millions)	2009	2008
Net investment income	$33	$54
Revenues	(12)	51
Net operating income (loss)	(9)	5
Net realized investment losses, after-tax	(29)	(6)
Net loss attributable to CNAF	(38)	(1)
Revenues decreased $63 million for the three months ended March 31, 2009 as compared with the same period in 2008. Revenues were unfavorably impacted by lower net investment income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net results decreased $37 million for the three months ended March 31, 2009 as compared with the same period in 2008. The decrease was primarily due to decreased revenues as discussed above.
There was $1 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development, resulting in no net prior year development recorded for the three months ended March 31, 2009. Unfavorable net prior year development of $4 million was recorded for the three months ended March 31, 2008, reflecting $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development.
The following table summarizes the gross and net carried reserves as of March 31, 2009 and December 31, 2008 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2009	December 31, 2008
Gross Case Reserves	$1,727	$1,823
Gross IBNR Reserves	2,476	2,578

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,203	$4,401

Net Case Reserves	$1,049	$1,126
Net IBNR Reserves	1,526	1,561

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,575	$2,687

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
We have also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements with our policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claim filing trends and severities.
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% and 81% of our total active asbestos accounts are classified as small accounts at March 31, 2009 and December 31, 2008.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
We carry unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at March 31, 2009 and December 31, 2008.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2009	Reserves	Asbestos
March 31, 2009	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	18	$9	$124	11%
Wellington	3	—	9	1
Coverage in place	38	6	115	10

Total with settlement agreements	59	15	248	22

Other policyholders with active accounts
Large asbestos accounts	240	23	220	19
Small asbestos accounts	984	8	84	7

Total other policyholders	1,224	31	304	26

Assumed reinsurance and pools	—	5	110	10
Unassigned IBNR	—	—	489	42

Total	1,283	$51	$1,151	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
December 31, 2008	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	18	$17	$133	11%
Wellington	3	1	11	1
Coverage in place	36	16	94	8

Total with settlement agreements	57	34	238	20

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19
Small asbestos accounts	1,009	32	91	8

Total other policyholders	1,245	94	325	27

Assumed reinsurance and pools	—	19	114	9
Unassigned IBNR	—	—	525	44

Total	1,302	$147	$1,202	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 73% of our total active pollution accounts are classified as small accounts as of March 31, 2009 and December 31, 2008.

We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending environmental pollution accounts and associated reserves at March 31, 2009 and December 31, 2008.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid	Pollution	Environmental
	Number of	Losses in 2009	Reserves	Pollution Net
March 31, 2009	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	13	$5	$5	2%
Coverage in place	16	—	13	5

Total with settlement agreements	29	5	18	7

Other policyholders with active accounts
Large pollution accounts	114	4	45	18
Small pollution accounts	313	5	37	15

Total other policyholders	427	9	82	33

Assumed reinsurance and pools	—	—	27	11
Unassigned IBNR	—	—	121	49

Total	456	$14	$248	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2008	Reserves	Pollution Net
December 31, 2008	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	16	$5	$9	4%
Coverage in place	16	3	13	5

Total with settlement agreements	32	8	22	9

Other policyholders with active accounts
Large pollution accounts	116	40	48	18
Small pollution accounts	320	11	41	16

Total other policyholders	436	51	89	34

Assumed reinsurance and pools	—	4	27	10
Unassigned IBNR	—	—	124	47

Total	468	$63	$262	100%

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
For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This market disruption generally continued into the first quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the impact of these programs remains uncertain. Certain sectors of the financial markets began to show signs of improvement during the first quarter of 2009 while other sectors continued to lag. As a result, we incurred realized losses in our investment portfolio, primarily driven by continuing credit issues attributable to the asset-backed and financial sectors, which have adversely impacted our results of operations.
Net Investment Income
The significant components of net investment income are presented in the following table.

Three months ended March 31
(In millions)	2009	2008
Fixed maturity securities	$475	$518
Short term investments	10	39
Limited partnerships	(70)	(39)
Equity securities	14	5
Trading portfolio (a)	—	(77)
Other	3	6

Gross investment income	432	452
Investment expense	(12)	(18)

Net investment income	$420	$434

(a)
The change in net unrealized losses on trading securities included in net investment income was $13 million for the three months ended March 31, 2008. As of March 31, 2009, we no longer had a trading portfolio.

Net investment income for the first quarter of 2009 decreased $14 million as compared with the same period in 2008. Excluding trading portfolio losses of $77 million in 2008, net investment income declined $91 million. This decrease was primarily driven by a decline in interest rates and higher losses from limited partnerships. Limited partnerships generally present greater volatility, higher illiquidity, and greater risk than fixed income investments. The trading portfolio losses were related to our indexed group annuity business and were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations. We exited the indexed group annuity business in 2008.
The bond segment of the fixed maturity investment portfolio provided an income yield of 5.1% and 5.9% for the three months ended March 31, 2009 and 2008.

Net Realized Investment Gains (Losses)
The components of net realized investment results for available-for-sale securities are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2009	2008
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(21)	$32
Corporate and other taxable bonds	(173)	(31)
States, municipalities and political subdivisions — tax-exempt securities	37	40
Asset-backed securities	(192)	(39)
Redeemable preferred stock	(9)	(4)

Total fixed maturity securities	(358)	(2)

Equity securities	(216)	(15)
Derivative securities	31	(44)
Short term investments	13	2
Other	(2)	8

Realized investment losses, net of participating policyholders’ interests	(532)	(51)
Income tax benefit	187	18
Realized investment losses, after-tax, attributable to noncontrolling interests	1	—

Net realized investment losses attributable to CNAF	$(344)	$(33)

Net realized investment losses increased by $311 million for the three months ended March 31, 2009 compared with the same period in 2008. This increase was primarily driven by an increase in other-than-temporary impairment (OTTI) losses. Further information on our OTTI losses and impairment decision process is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1.
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
Largest Realized Investment Losses from Securities Sold at a Loss
Three months ended March 31, 2009

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)
Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$2,870	$31	0-6

Fixed income securities of a provider of wireless and wire line communication products. Economic conditions have caused a weakness in sales which have resulted in cash flow issues causing additional financial deterioration.	37	17	0-12+

	$2,907	$48

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Gross Unrealized Losses
The following tables summarize the fair value and gross unrealized loss of fixed income investment and non-investment grade securities categorized first by the length of time, as measured by the first date those securities have been in a continuous unrealized loss position, and then further categorized by the severity of the unrealized loss position as of March 31, 2009 and December 31, 2008.
Unrealized Loss Aging for Fixed Income Securities

	Fair Value as a Percentage of Amortized Cost
March 31, 2009	Estimated								Gross Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
Investment grade:
0-6 months	$3,324	$85	$77	$26	$35	$—	$3	$31	$257
7-11 months	5,313	184	185	173	118	98	50	13	821
12-24 months	6,752	112	262	437	363	645	311	431	2,561
Greater than 24 months	1,623	31	55	120	35	16	74	148	479

Total investment grade	17,012	412	579	756	551	759	438	623	4,118

Non-investment grade:
0-6 months	369	14	8	23	5	23	—	3	76
7-11 months	756	8	39	75	81	13	25	48	289
12-24 months	1,235	7	54	82	118	182	118	107	668
Greater than 24 months	9	—	—	—	—	—	2	9	11

Total non-investment grade	2,369	29	101	180	204	218	145	167	1,044

Total	$19,381	$441	$680	$936	$755	$977	$583	$790	$5,162

Unrealized Loss Aging for Fixed Income Securities

	Fair Value as a Percentage of Amortized Cost
December 31, 2008	Estimated								Gross Unrealized
(In millions)	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
Investment grade:
0-6 months	$6,749	$169	$264	$167	$58	$7	$11	$5	$681
7-11 months	6,159	126	376	315	364	262	118	30	1,591
12-24 months	3,549	55	143	128	355	449	230	443	1,803
Greater than 24 months	1,778	27	67	151	68	52	8	136	509

Total investment grade	18,235	377	850	761	845	770	367	614	4,584

Non-investment grade:
0-6 months	853	10	47	93	50	44	16	30	290
7-11 months	374	1	20	43	40	33	19	17	173
12-24 months	1,078	3	30	83	193	94	203	41	647
Greater than 24 months	12	—	—	—	5	—	2	—	7

Total non-investment grade	2,317	14	97	219	288	171	240	88	1,117

Total	$20,552	$391	$947	$980	$1,133	$941	$607	$702	$5,701

The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
Non-investment grade bonds, as presented in the tables above, are primarily high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities.
As part of the ongoing OTTI monitoring process, we evaluated the facts and circumstances based on available information for each of these securities and determined that the securities presented in the above tables were temporarily impaired when evaluated as of March 31, 2009 and December 31, 2008. This determination was based on a number of factors that we regularly consider including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, our assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, we have the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of our investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, we continually assess our ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. We believe we have sufficient levels of liquidity so as to not impact the asset/liability management process. Further information on our unrealized losses by asset class and our considerations in determining that the securities were temporarily impaired at March 31, 2009 is included in Note D of the Condensed Consolidated Financial Statements included under Item 1.
Our fixed income portfolio consists primarily of high quality bonds, 90% and 91% of which were rated as investment grade (rated BBB- or higher) at March 31, 2009 and December 31, 2008. The following table summarizes the ratings of our fixed income bond portfolio at carrying value.
Fixed Income Bond Ratings

(In millions)	March 31, 2009%		December 31, 2008%
U.S. Government and affiliated agency securities	$1,124	4%	$2,993	11%
Other AAA rated	9,698	34	10,112	35
AA and A rated	9,366	33	8,166	28
BBB rated	5,348	19	5,000	17
Non-investment grade	2,873	10	2,569	9

Total	$28,409	100%	$28,840	100%

At March 31, 2009 and December 31, 2008, approximately 97% of the portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2009 was $346 million, which represents 1.0% of our total investment portfolio. These securities were in a net unrealized gain position of $173 million at March 31, 2009.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at March 31, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss
Due in one year or less	9%	9%
Due after one year through five years	23	21
Due after five years through ten years	15	19
Due after ten years	53	51

Total	100%	100%

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
Effective Durations

	March 31, 2009		December 31, 2008
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$8,072	10.0	$8,168	9.9

Other interest sensitive investments	25,428	3.6	25,194	4.5

Total	$33,500	5.2	$33,362	5.8

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

Asset-Backed Mortgage Exposure
Asset-Backed Distribution

						Percent	Percent
March 31, 2009	Security Type					of Total	of Total
(In millions)	MBS(a)	CMO(b)	ABS(c)	CDO(d)	Total	Security Type	Investments
U.S. Government Agencies	$502	$1,190	$—	$—	$1,692	23%	5%
AAA	—	2,764	1,421	—	4,185	58	12
AA	—	192	169	8	369	5	1
A	—	107	78	14	199	3	1
BBB	—	114	200	1	315	4	1
Non-investment grade and equity tranches	—	455	68	4	527	7	1

Total Fair Value	$502	$4,822	$1,936	$27	$7,287	100%	21%

Total Amortized Cost	$492	$5,772	$2,693	$156	$9,113

Sub-prime (included above)
Fair Value	$—	$—	$922	$1	$923	13%	3%
Amortized Cost	$—	$—	$1,313	$1	$1,314	14%	3%

Alt-A (included above)
Fair Value	$—	$854	$—	$2	$856	12%	2%
Amortized Cost	$—	$1,101	$—	$6	$1,107	12%	3%

(a)	Mortgage-backed securities (MBS)

(b)	Collateralized mortgage obligations (CMO)

(c)	Asset-backed securities (ABS)

(d)	Collateralized debt obligations (CDO)
Included in our fixed maturity securities at March 31, 2009 were $7,287 million of asset-backed securities, at fair value, which represented 21% of total invested assets. Of the total asset-backed securities, 81% were U.S. Government Agency issued or AAA rated. Of the total invested assets, $923 million or 3% have exposure to sub-prime residential mortgage (sub-prime) collateral, while $856 million or 2% have exposure to Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral, as measured by the original deal structure. Of the securities with sub-prime exposure, approximately 93% were rated investment grade, while 79% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $30 million through limited partnerships and sold credit default swaps which provide the buyer protection against declines in sub-prime indices.
Included in the table above within the ABS and CDO security types are commercial mortgage-backed securities (CMBS), which had an aggregate fair value of $627 million and an aggregate amortized cost of $1,062 million at March 31, 2009. Of these holdings, 82% are rated AAA and 99% are rated investment grade. Most of our CMBS holdings are in the form of senior tranches of securitization, which benefit from significant credit support from subordinated tranches.
All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $127 million after-tax for the three months ended March 31, 2009. Included in this OTTI loss was $107 million after-tax related to securities with sub-prime and Alt-A exposure. These losses were primarily attributable to adverse changes in the experience of certain underlying collateral and the resulting future expected default and recovery assumptions in the cash flow models. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime, Alt-A and CMBS exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	March 31,	December 31,
(In millions)	2009	2008
Short term investments available-for-sale:
Commercial paper	$1,164	$563
U.S. Treasury securities	2,516	2,258
Money market funds	262	329
Other, including collateral held related to securities lending	641	384

Total short term investments	$4,583	$3,534

The fair value of cash collateral held related to securities lending, included in other short term investments, was $41 million at March 31, 2009. There was no cash collateral held at December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the three months ended March 31, 2009, net cash provided by operating activities was $187 million as compared with $303 million for the same period in 2008. Cash provided by operating activities was unfavorably impacted by decreased investment income and decreased premium collections in the first quarter of 2009 as compared with the same period in 2008.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2009, net cash used by investing activities was $150 million as compared with $11 million provided by investing activities for the same period in 2008. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the three months ended March 31, 2009, net cash used by financing activities was $26 million as compared with $273 million for the same period in 2008. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews Corporation.

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

•
We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. A downgrade below our current ratings levels would also result in additional collateral requirements for derivative contracts for which we are in a liability position at any given point in time. The maximum potential collateralization requirements are approximately $90 million.

•
As of March 31, 2009, our holding company held short term investments of $504 million. Our holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, we believe that our holding company has sufficient liquidity to fund our preferred stock dividend and debt service payments in 2009.

We have an effective shelf registration statement under which we may issue $2.0 billion of debt or equity securities.
Accounting Pronouncements
For a discussion of accounting pronouncements that have been adopted or recently issued pronouncements that will be adopted in the future, see Note B of the Condensed Consolidated Financial Statements included under Item 1.

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2009. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of March 31, 2009, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.

CNA Financial Corporation
Part II. Other Information
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number
Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed	10.1

Employment Agreement, dated April 7, 2008, by and between Continental Casualty Company and Larry A. Haefner	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: May 4, 2009	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer