Form 10-Q
period 2009-06-30
CNA FINANCIAL CORP
filed 2009-08-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2009

Common Stock, Par value $2.50	269,026,759

CNA Financial Corporation
Index

Item		Page
Number		Number

PART I. Financial Information

1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 2009 and 2008	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six months ended June 30, 2009 and 2008	5

	Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	6

	Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2009 and 2008	7

	Condensed Consolidated Statements of Equity for the Six months ended June 30, 2009 and 2008	9

	Notes to Condensed Consolidated Financial Statements	10

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

3.	Quantitative and Qualitative Disclosures About Market Risk	78

4.	Controls and Procedures	79

PART II. Other Information

1.	Legal Proceedings	80

4.	Submission of Matters to a Vote of Security Holders	80

6.	Exhibits	81
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CNA Financial Corporation (CNAF)
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months		Six Months
Periods ended June 30	2009	2008	2009	2008
(In millions, except per share data)

Revenues
Net earned premiums	$1,656	$1,774	$3,328	$3,587
Net investment income	675	576	1,095	1,010
Net realized investment losses, net of participating policyholders’ interests:
Other-than-temporary impairment losses	(484)	(170)	(1,098)	(256)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	89	—	89	—

Net impairment losses recognized in earnings	(395)	(170)	(1,009)	(256)
Other net realized investment gains	98	59	180	94

Net realized investment losses, net of participating policyholders’ interests	(297)	(111)	(829)	(162)

Other revenues	62	82	140	168

Total revenues	2,096	2,321	3,734	4,603

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,294	1,472	2,636	2,861
Amortization of deferred acquisition costs	349	360	698	728
Other operating expenses	291	203	542	430
Interest	30	33	61	67

Total claims, benefits and expenses	1,964	2,068	3,937	4,086

Income (loss) from continuing operations before income tax	132	253	(203)	517
Income tax (expense) benefit	(12)	(62)	138	(126)

Income (loss) from continuing operations	120	191	(65)	391
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $0, $0 and $0	(1)	2	(1)	1

Net income (loss)	119	193	(66)	392
Net income attributable to noncontrolling interests	(14)	(12)	(24)	(24)

Net income (loss) attributable to CNAF	$105	$181	$(90)	$368

Income (Loss) Attributable to CNAF Common Stockholders

Income (loss) from continuing operations attributable to CNAF	$106	$179	$(89)	$367
Less: Dividends on 2008 Senior Preferred	(32)	—	(63)	—

Income (loss) from continuing operations attributable to CNAF common stockholders	74	179	(152)	367
Income (loss) from discontinued operations attributable to CNAF common stockholders	(1)	2	(1)	1

Income (loss) attributable to CNAF common stockholders	$73	$181	$(153)	$368

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

	Three Months		Six Months
Periods ended June 30	2009	2008	2009	2008
(In millions, except per share data)

Basic and Diluted Earnings (Loss) Per Share Attributable to CNAF Common Stockholders

Income (loss) from continuing operations attributable to CNAF common stockholders	$0.28	$0.66	$(0.56)	$1.36

Income (loss) from discontinued operations attributable to CNAF common stockholders	(0.01)	0.01	(0.01)	—

Basic and diluted earnings (loss) per share attributable to CNAF common stockholders	$0.27	$0.67	$(0.57)	$1.36

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.0	269.0	269.0	269.9

Diluted	269.0	269.1	269.0	270.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months		Six Months
Periods ended June 30	2009	2008	2009	2008
(In millions)

Net income (loss)	$119	$193	$(66)	$392

Other comprehensive income (loss), net of tax
Changes in:
Net unrealized gains (losses) on investments	1,474	(161)	1,875	(1,034)
Unrealized gains (losses) on discontinued operations and other	2	(4)	—	—
Foreign currency translation adjustment	79	2	71	(9)
Pension and postretirement benefits	1	(1)	3	(3)
Allocation to participating policyholders	(19)	—	(19)	14

Other comprehensive income (loss), net of tax	1,537	(164)	1,930	(1,032)

Comprehensive income (loss)	1,656	29	1,864	(640)
Net income attributable to noncontrolling interests	(14)	(12)	(24)	(24)
Other comprehensive (income) loss attributable to noncontrolling interests	(6)	6	(11)	8

Total comprehensive income (loss) attributable to CNAF	$1,636	$23	$1,829	$(656)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $33,826 and $34,155)	$31,040	$28,887
Equity securities at fair value (cost of $667 and $1,016)	748	871
Limited partnership investments	1,780	1,683
Other invested assets	8	28
Short term investments	4,481	3,534

Total investments	38,057	35,003
Cash	98	85
Reinsurance receivables (less allowance for uncollectible receivables of $358 and $366)	6,979	7,395
Insurance receivables (less allowance for doubtful accounts of $212 and $221)	1,848	1,818
Accrued investment income	383	356
Receivables for securities sold and collateral	392	402
Deferred acquisition costs	1,145	1,125
Prepaid reinsurance premiums	240	237
Federal income tax recoverable (includes $495 and $299 due from Loews Corporation)	503	294
Deferred income taxes	2,537	3,493
Property and equipment at cost (less accumulated depreciation of $474 and $641)	378	393
Goodwill and other intangible assets	141	141
Other assets	474	562
Separate account business	413	384

Total assets	$53,588	$51,688

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$27,100	$27,593
Unearned premiums	3,508	3,406
Future policy benefits	7,746	7,529
Policyholders’ funds	217	243
Collateral on loaned securities and derivatives	1	6
Payables for securities purchased	480	12
Participating policyholders’ funds	37	20
Long term debt	2,058	2,058
Reinsurance balances payable	350	316
Other liabilities	2,567	2,824
Separate account business	413	384

Total liabilities	44,477	44,391

Commitments and contingencies (Notes D, E, G, H, and J)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 12,500 shares issued; held by Loews Corporation)	1,250	1,250
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,024,408 shares outstanding)	683	683
Additional paid-in capital	2,175	2,174
Retained earnings	6,814	6,845
Accumulated other comprehensive loss	(2,127)	(3,924)
Treasury stock (4,015,835 shares), at cost	(109)	(109)
Notes receivable for the issuance of common stock	(30)	(42)

Total CNAF stockholders’ equity	8,656	6,877
Noncontrolling interests	455	420

Total equity	9,111	7,297

Total liabilities and equity	$53,588	$51,688

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(66)	$392
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	1	(1)
Loss on disposal of property and equipment	8	—
Deferred income tax benefit	(59)	(44)
Trading portfolio activity	(142)	351
Net realized investment losses, net of participating policyholders’ interests	829	162
Undistributed losses (earnings) of equity method investees	(47)	36
Net amortization of bond discount	(115)	(137)
Depreciation	42	36
Changes in:
Receivables, net	386	401
Accrued investment income	(27)	6
Deferred acquisition costs	(20)	(6)
Prepaid reinsurance premiums	(3)	(20)
Federal income taxes recoverable	(209)	22
Insurance reserves	(245)	(148)
Reinsurance balances payable	34	(28)
Other assets	88	(23)
Other liabilities	(159)	(190)
Other, net	3	1

Total adjustments	365	418

Net cash flows provided by operating activities-continuing operations	$299	$810

Net cash flows provided (used) by operating activities-discontinued operations	$(12)	$2

Net cash flows provided by operating activities-total	$287	$812

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(12,402)	$(28,260)
Proceeds from fixed maturity securities:
Sales	11,083	26,260
Maturities, calls and redemptions	1,723	2,464
Purchases of equity securities	(240)	(133)
Proceeds from sales of equity securities	440	132
Change in short term investments	(895)	(430)
Change in collateral on loaned securities and derivatives	(5)	(63)
Change in other investments	102	(153)
Purchases of property and equipment	(33)	(64)
Other, net	(5)	1

Net cash flows used by investing activities-continuing operations	$(232)	$(246)

Net cash flows provided by investing activities-discontinued operations	$12	$15

Net cash flows used by investing activities-total	$(220)	$(231)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Six months ended June 30
(In millions)	2009	2008

Cash Flows from Financing Activities:
Dividends paid to common stockholders	—	(81)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(63)	—
Principal payments on debt	—	(150)
Return of investment contract account balances	(10)	(299)
Receipts on investment contract account balances	2	2
Stock options exercised	—	1
Purchase of treasury stock	—	(70)
Other, net	12	3

Net cash flows used by financing activities-continuing operations	$(59)	$(594)

Net cash flows used by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(59)	$(594)

Effect of foreign exchange rate changes on cash-continuing operations	5	(1)

Net change in cash	13	(14)

Net cash transactions from continuing operations to discontinued operations	—	15
Net cash transactions from discontinued operations to continuing operations	—	(15)

Cash, beginning of year	85	101

Cash, end of period	$98	$87

Cash-continuing operations	$98	$78
Cash-discontinued operations	—	9

Cash-total	$98	$87

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Equity (Unaudited)

Six months ended June 30
(In millions)	2009	2008

Preferred Stock
Balance, beginning and end of period	$1,250	$—

Common Stock
Balance, beginning and end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,174	2,169
Stock-based compensation and other	1	2

Balance, end of period	2,175	2,171

Retained Earnings
Balance, beginning of period	6,845	7,285
Cumulative effect adjustment from adoption of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, net of tax	122	—
Dividends paid to common stockholders	—	(81)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(63)	—
Net income (loss) attributable to CNAF	(90)	368

Balance, end of period	6,814	7,572

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(3,924)	103
Cumulative effect adjustment from adoption of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, net of tax	(122)	—
Other comprehensive income (loss) attributable to CNAF	1,919	(1,024)

Balance, end of period	(2,127)	(921)

Treasury Stock
Balance, beginning of period	(109)	(39)
Purchase of treasury stock	—	(70)

Balance, end of period	(109)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(42)	(51)
Decrease in notes receivable for the issuance of common stock	12	1

Balance, end of period	(30)	(50)

Total CNAF Stockholders’ Equity	8,656	9,346

Noncontrolling Interests
Balance, beginning of period	420	385
Net income	24	24
Other comprehensive income (loss)	11	(8)
Other	—	(3)

Balance, end of period	455	398

Total Equity	$9,111	$9,744

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of June 30, 2009. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2009.
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
The interim financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. For the period ended June 30, 2009, management has evaluated all subsequent events through the filing date of August 3, 2009.

Note B. Accounting Pronouncements
Adopted in the second quarter of 2009
Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which increased the frequency of disclosures regarding fair value of financial instruments, requiring the disclosures in interim as well as annual financial statements. These disclosures were previously required on an annual basis only. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial condition or results of operations. The Company has complied with the interim disclosure requirements in Note F.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amended the other-than-temporary impairment (OTTI) loss model for fixed maturity securities. A fixed maturity security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. FSP FAS 115-2 and FAS 124-2 requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed maturity security or if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis.
The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. If the Company does not expect to recover the entire amortized cost basis of a fixed maturity security, the security is deemed to be other-than-temporarily impaired for credit reasons. For these securities, FSP FAS 115-2 and FAS 124-2 requires the bifurcation of OTTI losses into a credit component and a non-credit component. The credit component is recognized in earnings and represents the difference between the present value of the future cash flows that the Company expects to collect and a fixed maturity security’s amortized cost basis. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the present value of the future cash flows that the Company expects to collect.
Prior to the adoption of FSP FAS 115-2 and FAS 124-2, OTTI losses were not bifurcated between credit and non-credit components. The difference between fair value and amortized cost was recognized in earnings for all securities for which the Company did not expect to recover the amortized cost basis, or for which the Company did not have the ability and intent to hold until recovery of fair value to amortized cost.
The adoption of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009 resulted in a cumulative effect adjustment of $122 million, net of tax, which was reclassified to Accumulated other comprehensive income (AOCI) from Retained earnings on the Condensed Consolidated Statement of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that are still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009. FSP FAS 115-2 and FAS 124-2 also prospectively requires disclosures regarding expected cash flows, credit losses, and additional security types within the aging of securities with unrealized losses for each reporting period. The Company has complied with the additional prospective disclosure requirements in Note D.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)
In April 2009, the FASB issued FSP FAS 157-4 which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP FAS 157-4 also prospectively expands and increases the frequency of existing disclosures related primarily to additional security types and valuation methodologies. The adoption of FSP FAS 157-4 had no impact on the Company’s financial condition or results of operations. The Company has complied with the additional disclosure requirements in Note F.
Recently issued accounting pronouncements to be adopted
Statement of Financial Accounting Standard (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167)
In June 2009, the FASB issued SFAS 167 which amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating whether SFAS 167 will have any impact on its financial condition or results of operations.

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
For the three months ended June 30, 2009, approximately 20 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the three months ended June 30, 2009, approximately 2 million potential shares attributable to exercises under stock-based employee compensations plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. For the six months ended June 30, 2009, as a result of the net loss, no potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive.
For the three and six months ended June 30, 2008, approximately 100 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2008, approximately 1 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly. Dividends of $32 million and $63 million on the 2008 Senior Preferred were declared and paid for the three and six months ended June 30, 2009.
No common stock dividends were declared or paid for the three or six months ended June 30, 2009. Dividends of $0.15 and $0.30 per share of common stock were declared and paid for the three and six months ended June 30, 2008.

Note D. Investments
The significant components of net investment income are presented in the following table. During the second quarter of 2009, the Company resumed the use of a trading portfolio for income enhancement purposes.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Fixed maturity securities	$487	$476	$962	$994
Short term investments	11	26	21	65
Limited partnerships	165	46	95	7
Equity securities	14	39	28	44
Trading portfolio — Indexed Group Annuity (a)	—	(5)	—	(81)
Trading portfolio — Other (b)	8	1	8	—
Other	1	5	4	11

Gross investment income	686	588	1,118	1,040
Investment expense	(11)	(12)	(23)	(30)

Net investment income	$675	$576	$1,095	$1,010

(a)
The gains (losses) related to the Indexed Group Annuity trading portfolio, including the net unrealized gains (losses), were substantially offset by a corresponding change in the policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.

(b)	The net unrealized gains on trading securities still held included in net investment income was $1 million for the three and six months ended June 30, 2009.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$100	$83	$204	$200
Gross realized losses	(492)	(241)	(954)	(360)

Net realized investment losses on fixed maturity securities	(392)	(158)	(750)	(160)

Equity securities:
Gross realized gains	73	7	77	11
Gross realized losses	(9)	(21)	(229)	(40)

Net realized investment gains (losses) on equity securities	64	(14)	(152)	(29)

Derivatives	33	56	64	12
Short term investments and other	(2)	5	9	15

Net realized investment losses, net of participating policyholders’ interests	$(297)	$(111)	$(829)	$(162)

A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company follows a consistent and systematic process for determining and recording an OTTI loss.

The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for evaluating securities in an unrealized loss position on at least a quarterly basis.
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. In order to determine if a credit loss exists, the factors considered by the Impairment Committee include (a) the financial condition and near term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as an OTTI loss in Other comprehensive income.
The Company performs the discounted cash flow analysis using distressed scenarios to determine future expectations regarding recoverability. For asset-backed securities significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers, credit support from lower level tranches and impacts of rating agency downgrades. The discount rate utilized is either the yield at acquisition or, for lower rated structured securities, the current yield.
The Company applies the same impairment model as described above for the majority of the non-redeemable preferred stock securities. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific outlook.
Prior to adoption of FSP FAS 115-2 and FAS 124-2, the Company applied the impairment model described above for all other equity securities to both debt and equity securities.

The following table provides a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

			Gross Unrealized Losses
	Cost or	Gross			Estimated	Unrealized
June 30, 2009	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
(In millions)	Cost	Gains	12 Months	or Greater	Value	Losses

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,008	$43	$80	$—	$971	$—

Asset-backed securities:
Residential mortgage-backed securities	7,457	41	308	926	6,264	141
Commercial mortgage-backed securities	901	1	10	240	652	7
Other asset-backed securities	476	9	1	54	430	—

Total asset-backed securities	8,834	51	319	1,220	7,346	148

States, municipalities and political subdivisions — tax-exempt securities	8,289	106	263	494	7,638	—
Corporate and other taxable bonds	15,526	543	564	582	14,923	2
Redeemable preferred stock	69	2	5	4	62	—

Total fixed maturity securities available-for-sale	33,726	745	1,231	2,300	30,940	$150

Total fixed maturity securities trading	100	—	—	—	100

Equity securities available-for-sale:
Common stock	89	206	—	3	292
Preferred stock	578	31	41	112	456

Total equity securities available-for-sale	667	237	41	115	748

Total	$34,493	$982	$1,272	$2,415	$31,788

Summary of Fixed Maturity and Equity Securities

			Gross Unrealized Losses
	Cost or	Gross			Estimated
December 31, 2008	Amortized	Unrealized	Less than	12 Months	Fair
(In millions)	Cost	Gains	12 Months	or Greater	Value

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1	$—	$2,930
Asset-backed securities	9,670	24	961	969	7,764
States, municipalities and political subdivisions — tax-exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47

Total fixed maturity securities available-for-sale	34,154	459	2,758	2,969	28,886

Total fixed maturity securities trading	1	—	—	—	1

Equity securities available-for-sale:
Common stock	134	190	1	3	320
Preferred stock	882	5	15	321	551

Total equity securities available-for-sale	1,016	195	16	324	871

Total	$35,171	$654	$2,774	$3,293	$29,758

The amount of net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $328 million pretax for the three months ended June 30, 2009.
Activity for the three months ended June 30, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held, was as follows.

(In millions)	Three Months ended
June 30, 2009
Beginning balance of credit losses on fixed maturity securities	$192

Additional credit losses for which an OTTI loss was previously recognized	21
Additional credit losses for which an OTTI loss was not previously recognized	84
Reductions for securities sold during the period	(36)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(49)

Ending balance of credit losses on fixed maturity securities	$212

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the June 30, 2009 Summary of Fixed Maturity and Equity Securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The market disruption that emerged in 2008 has subsided moderately during the second quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging. As a result, the Company incurred realized losses in its investment portfolio during both the first and second quarters of 2009 which have adversely impacted its results of operations. The first quarter losses were primarily driven by the continuing credit issues attributable to the asset-backed and financial sectors. The second quarter losses were primarily driven by the actual and anticipated impact of difficult economic conditions on residential and commercial mortgage-backed securities.
Asset-Backed Securities
The unrealized losses on the Company’s investments in asset-backed securities are due to a combination of factors related to the market disruption caused by credit concerns that began with the sub-prime issue, but then also extended into other collateral supporting securities in the Company’s portfolio. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.
Residential mortgage-backed securities include 333 structured securities in a gross unrealized loss position. In addition, there were 110 agency mortgage-backed pass-through securities in a gross unrealized loss position, which are guaranteed by agencies of the U.S. Government. The aggregate severity of the gross unrealized loss was approximately 21% of amortized cost.
Commercial mortgage-backed securities include 60 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 31% of amortized cost.
Other asset-backed securities include 19 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 18% of amortized cost.

The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at June 30, 2009.
Gross Unrealized Losses by Ratings Distribution
June 30, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
U.S. Government Agencies	$732	$714	$18
AAA	4,327	3,431	896
AA	491	308	183
A	427	249	178
BBB	353	269	84
Non-investment grade and equity tranches	657	477	180

Total	$6,987	$5,448	$1,539

The Company believes the unrealized losses were primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities relate to investments which were investment grade at the time of purchase but have subsequently been downgraded and are primarily related to holdings senior to the equity tranche. Additionally, the Company has judged that the unrealized losses on these securities were not due to factors regarding credit worthiness, collateral shortfalls, or substantial changes in future cash flow expectations and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009.
For the six months ended June 30, 2009, OTTI losses of $480 million were recognized in earnings on the Condensed Consolidated Statement of Operations related to asset-backed securities, reflecting $268 million related to residential mortgage-backed securities, $181 million related to commercial mortgage-backed securities and $31 million related to other asset-backed securities.
States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector have improved during the first half of 2009; however, yields for certain issuers and types of securities, such as auction rate and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on alternative classes. The holdings for all tax-exempt securities in this category include 573 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 14% of amortized cost.

The following table summarizes the ratings distribution of tax-exempt securities in a gross unrealized loss position at June 30, 2009.
Gross Unrealized Losses by Ratings Distribution
June 30, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
AAA	$1,673	$1,548	$125
AA	1,883	1,669	214
A	1,015	913	102
BBB	943	627	316

Total	$5,514	$4,757	$757

The portfolio consists primarily of special revenue and assessment bonds, representing 93% of the overall portfolio, followed by state general obligation bonds at 4% and general obligation political subdivision bonds at 3%.
The largest exposures at June 30, 2009 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $284 million, and several separate issues of Puerto Rico Sales Tax revenue bonds with gross unrealized losses of $86 million. All of these securities are investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company has judged that the unrealized losses on these securities were not due to factors regarding credit worthiness and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009.
The tax-exempt portfolio includes auction rate securities primarily issued by student loan agencies from nine states which are substantially guaranteed by The Federal Family Education Loan Program (FFELP). These securities had a fair value at June 30, 2009 of $745 million, no gross unrealized gains and gross unrealized losses of $36 million. At June 30, 2009 none of the auction rate securities held was paying below market penalty rates. The average rating on these holdings was AAA.
The obligations of both the State of California and political subdivisions in that State have not recovered as much as the majority of the municipal market, reflecting both the heavy impact that the current national recession has had on the California tax base as well as the political difficulties that the State had in reaching agreement on a budget. At June 30, 2009, the Company owned securities issued by 71 California obligors, with a fair value of $514 million, $8 million of gross unrealized gains and $61 million of gross unrealized losses.
For the six months ended June 30, 2009, OTTI losses of $15 million were recognized in earnings on the Condensed Consolidated Statement of Operations related to tax-exempt securities.

Corporate and Other Taxable Bonds
The holdings in this category include 608 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 15% of amortized cost.
The following tables summarize corporate and other taxable bonds in a gross unrealized loss position at June 30, 2009 across industry sectors and by ratings distribution.
Gross Unrealized Losses by Industry Sector
June 30, 2009
(In millions)

		Estimated	Gross
	Amortized Cost	Fair Value	Unrealized Loss

Communications	$939	$853	$86
Consumer, Cyclical	927	781	146
Consumer, Non-cyclical	504	441	63
Energy	609	547	62
Financial	2,446	1,932	514
Industrial	537	472	65
Utilities	859	730	129
Other	673	592	81

Total	$7,494	$6,348	$1,146

Gross Unrealized Losses by Ratings Distribution
June 30, 2009
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
AAA	$323	$308	$15
AA	285	274	11
A	1,269	1,080	189
BBB	3,540	3,001	539
Non-investment grade	2,077	1,685	392

Total	$7,494	$6,348	$1,146

The unrealized losses on corporate and other taxable bonds were primarily attributable to deterioration and volatility in the broader credit markets throughout 2008 that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. These conditions generally continued into 2009 but have improved from the lows in 2008. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company has judged that the unrealized losses were not due to factors regarding credit worthiness and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009.
The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $593 million and an aggregate amortized cost of $855 million.
For the six months ended June 30, 2009, OTTI losses of $284 million were recognized in earnings on the Condensed Consolidated Statement of Operations related to corporate and other taxable bonds.
Non-Redeemable Preferred Stock
The unrealized losses on the Company’s investments in non-redeemable preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 81% of the gross unrealized losses in this category come from securities issued by financial institutions and 19% from utilities. The holdings in this category include 24 securities in a gross unrealized loss position. The following table summarizes non-redeemable preferred stocks in a gross unrealized loss position at June 30, 2009 by ratings distribution.
Gross Unrealized Losses by Ratings Distribution
June 30, 2009
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
A	$104	$75	$29
BBB	421	304	117
Non-investment grade	18	11	7

Total	$543	$390	$153

The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company has no current intent to sell these securities, nor is it more likely than not it will be required to sell prior to recovery of amortized cost. Additionally, the Company has judged that the unrealized losses on these securities were not due to factors regarding credit worthiness and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009. This evaluation was made on the basis that these securities possess characteristics similar to debt securities and maintain their ability to pay dividends.
For the six months ended June 30, 2009, OTTI losses of $217 million were recognized in earnings on the Condensed Consolidated Statement of Operations on non-redeemable preferred stock, including $188 million related to a major U.S. financial institution.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	June 30, 2009		December 31, 2008
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value

Due in one year or less	$1,280	$1,203	$3,105	$2,707
Due after one year through five years	9,247	8,718	10,295	9,210
Due after five years through ten years	8,020	7,421	5,929	4,822
Due after ten years	15,179	13,598	14,825	12,147

Total	$33,726	$30,940	$34,154	$28,886

Limited Partnerships
The carrying value of limited partnerships as of June 30, 2009 and December 31, 2008 was approximately $1.8 billion and $1.7 billion. At June 30, 2009, limited partnerships comprising 47% of the total carrying value are reported on a current basis through June 30, 2009 with no reporting lag, 43% are reported on a one month lag and the remainder are reported on more than a one month lag. As of June 30, 2009 and December 31, 2008, the Company had 79 and 82 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company does not generally invest in highly leveraged partnerships.
Of the limited partnerships held, 91% or approximately $1.6 billion in carrying value at June 30, 2009 and 89% or approximately $1.5 billion in carrying value at December 31, 2008, employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 46% are equity related, 30% pursue a multi-strategy approach, 19% are focused on distressed investments and 5% are fixed income related.
Limited partnerships representing 6% or $110 million at June 30, 2009 and 7% or $126 million at December 31, 2008 were invested in private equity. The remaining 3% or $48 million at June 30, 2009 and 4% or $61 million at December 31, 2008 were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,094 million and $915 million as of June 30, 2009 and December 31, 2008. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Condensed Consolidated Balance Sheets represents approximately 4% and 3% of the aggregate partnership equity at June 30, 2009 and December 31, 2008, and the related income reflected on the Condensed Consolidated Statements of Operations represents approximately 4% and 3% of the changes in partnership equity for all limited partnership investments for the six months ended June 30, 2009 and 2008.
The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases the level of returns and volatility generated by the underlying investment strategies.
Investment Commitments
As of June 30, 2009, the Company had committed approximately $262 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2009, the Company had commitments to purchase $197 million and sell $148 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2009, the Company had obligations on unfunded bank loan participations in the amount of $2 million.

Note E. Derivative Financial Instruments
The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment. The Company infrequently applies hedge accounting treatment to derivative hedging transactions.
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
In addition to the derivatives used for risk management purposes described above, the Company may also use derivatives for purposes of income enhancement. Income enhancement transactions are entered into with the intention of providing additional income or yield to a particular portfolio segment or instrument. Income enhancement transactions are limited in scope and primarily involve the sale of covered options in which the Company receives a premium in exchange for selling a call or put option.
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
At June 30, 2009 and December 31, 2008, the Company had $33 million and $148 million notional value of outstanding CDS contracts where the Company sold credit protection. The maximum payment related to these CDS contracts was $33 million and $148 million assuming there was no residual value in the defaulted securities that the Company would receive as part of the contract terminations. The fair value of these contracts at June 30, 2009 and December 31, 2008 was a liability of $1 million and $43 million which represents the amount that the Company would have to pay at those dates to exit these derivative positions.
The tables below summarize CDS contracts where the Company sold credit protection as of June 30, 2009 and December 31, 2008. The largest single reference obligation as of June 30, 2009 represented 76% of the total notional value and was rated BBB. The largest single reference obligation as of December 31, 2008 represented 20% of the total notional value and was rated AAA.
Credit Ratings of Underlying Reference
Obligations
June 30, 2009
(In millions)

			Weighted
	Fair Value of	Maximum Amount of	Average
	Credit Default	Future Payments under	Years
	Swaps	Credit Default Swaps	to Maturity
BBB	$—	$25	0.5
B	(1)	8	3.6

Total	$(1)	$33	1.2

Credit Ratings of Underlying Reference
Obligations
December 31, 2008
(In millions)

			Weighted
	Fair Value of	Maximum Amount of	Average
	Credit Default	Future Payments under	Years
	Swaps	Credit Default Swaps	to Maturity
AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
B	(2)	8	4.1
CCC and lower	(29)	45	4.5

Total	$(43)	$148	6.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $22 million and $74 million at June 30, 2009 and December 31, 2008. The fair value of cash collateral received from counterparties was $1 million and $6 million at June 30, 2009 and December 31, 2008.
See Note F for information regarding the fair value of derivatives securities. The Company’s accounting for changes in the fair value of derivatives not held in a trading portfolio is reported in Net realized investment gains (losses) on the Condensed Consolidated Statements of Operations.
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008
Without hedge designation
Interest rate swaps	$40	$25	$61	$2
Credit default swaps — purchased protection	(26)	(5)	(35)	11
Credit default swaps — sold protection	8	6	2	(9)
Total return swaps	(2)	—	(2)	—
Futures sold, not yet purchased	9	32	23	11
Currency forwards	—	1	—	—
Equity warrants	—	(2)	—	(2)
Options written	4	—	15	—

Trading activities
Futures purchased	—	(6)	—	(78)
Futures sold, not yet purchased	(1)	1	(1)	1
Currency forwards	—	—	—	1

Total	$32	$52	$63	$(63)

The Company’s derivative activities in the trading portfolio in 2009 were associated with the resumption of a trading portfolio for income enhancement purposes. The Company’s derivative activities in the trading portfolio in 2008 were associated with its pension deposit business, through which the Company was exposed to equity price risk associated with its indexed group annuity contracts. The derivatives held for trading purposes were carried at fair value with the related gains and losses included within Net investment income on the Condensed Consolidated Statements of Operations. A corresponding increase or decrease was reflected in the Policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations. During 2008, the Company exited the indexed group annuity portion of its pension deposit business.
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

Derivative Financial Instruments
June 30, 2009
(In millions)

	Contractual/
	Notional	Estimated Fair Value
	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$328	$5	$(14)
Credit default swaps — sold protection	33	—	(1)
Futures sold, not yet purchased	414	—	—
Equity warrants	3	—	—
Trading activities
Futures sold, not yet purchased	118	—	—

Total	$896	$5	$(15)

Derivative Financial Instruments
December 31, 2008
(In millions)

	Contractual/
	Notional	Estimated Fair Value
	Amount	Asset	(Liability)
Without hedge designation
Interest rate swaps	$900	$—	$(66)
Credit default swaps — purchased protection	405	24	(2)
Credit default swaps — sold protection	148	—	(43)
Equity warrants	4	—	—

Total	$1,457	$24	$(111)

During the three and six months ended June 30, 2009, new derivative transactions entered into totaled approximately $4.5 billion and $10.6 billion in notional value while derivative termination activity totaled approximately $5.2 billion and $11.1 billion. The activity during the three and six months ended June 30, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
June 30, 2009				Assets/(Liabilities)
(in millions)	Level 1	Level 2	Level 3	at fair value

Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$253	$787	$—	$1,040

Asset-backed securities:
Residential mortgage-backed securities	—	5,456	808	6,264
Commercial mortgage-backed securities	—	477	175	652
Other asset-backed securities	—	289	141	430

Total asset-backed securities	—	6,222	1,124	7,346

States, municipalities and political subdivisions - tax-exempt securities	—	6,853	785	7,638
Corporate and other taxable bonds	105	14,119	730	14,954
Redeemable preferred stock	21	40	1	62

Total fixed maturity securities	379	28,021	2,640	31,040

Equity securities	452	87	209	748
Derivative financial instruments, included in Other invested assets	—	—	5	5
Short term investments	3,410	1,071	—	4,481
Life settlement contracts, included in Other assets	—	—	126	126
Discontinued operations investments, included in Other liabilities	79	52	13	144
Separate account business	55	320	38	413

Total assets	$4,375	$29,551	$3,031	$36,957

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(15)	$(15)

Total liabilities	$—	$—	$(15)	$(15)

				Total
December 31, 2008				Assets/(Liabilities)
(in millions)	Level 1	Level 2	Level 3	at fair value

Assets
Fixed maturity securities	$2,028	$24,367	$2,492	$28,887
Equity securities	567	94	210	871
Derivative financial instruments, included in Other invested assets	—	—	24	24
Short term investments	2,926	608	—	3,534
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	83	59	15	157
Separate account business	40	306	38	384

Total assets	$5,644	$25,434	$2,908	$33,986

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(111)	$(111)

Total liabilities	$—	$—	$(111)	$(111)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 and 2008.

			Net realized
			investment
		Net realized	gains (losses)					Unrealised
		investment	and net					gains (losses)
		gains (losses)	change in					on Level 3
		and net	unrealized					assets and
		change in	appreciation					liabilities
		unrealized	(depreciation)					held at
		appreciation	included in	Purchases,				June 30,
	Balance at	(depreciation)	other	sales,	Transfers	Transfers	Balance at	2009
Level 3	April 1,	included in	comprehensive	issuances and	into	out of	June 30,	recognized
(in millions)	2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$743	$(6)	$35	$(25)	$71	$(10)	$808	$(5)
Commercial mortgage-backed securities	158	(155)	155	(9)	26	—	175	(155)
Other asset-backed securities	252	—	10	(2)	—	(119)	141	—

Total asset-backed securities	1,153	(161)	200	(36)	97	(129)	1,124	(160)

States, municipalities and political subdivisions - tax-exempt securities	784	—	18	(17)	—	—	785	—
Corporate and other taxable bonds	809	—	47	(137)	16	(5)	730	(1)
Redeemable preferred stock	19	—	—	—	—	(18)	1	—

Total fixed maturity securities	2,765	(161)	265	(190)	113	(152)	2,640	(161)

Equity securities	210	—	(1)	—	—	—	209	—
Derivative financial instruments, net	(63)	19	—	34	—	—	(10)	(11)
Life settlement contracts	127	5	—	(6)	—	—	126	—
Discontinued operations investments	13	—	1	(1)	—	—	13	—
Separate account business	38	—	3	(3)	—	—	38	—

Total	$3,090	$(137)	$268	$(166)	$113	$(152)	$3,016	$(172)

		Net realized	Net realized
		investment	investment gains					Unrealized
		gains (losses)	(losses) and net					gains (losses)
		and net	change in					on Level 3
		change in	unrealized					assets and
		unrealized	appreciation	Purchases,				liabilities
		appreciation	(depreciation)	sales,				held at June
		(depreciation)	included in other	issuances	Transfers	Transfers		30, 2008
Level 3	Balance at	included in	comprehensive	and	into	out of	Balance at	recognized in
(in millions)	April 1, 2008	net income*	income	settlements	Level 3	Level 3	June 30, 2008	net income*

Fixed maturity securities	$2,245	$(85)	$(55)	$89	$1,159	$(140)	$3,213	$(91)
Equity securities	193	—	(2)	48	22	—	261	(2)
Derivative financial instruments, net	(82)	23	—	(8)	—	—	(67)	15
Short term investments	85	—	—	—	—	(85)	—	—
Life settlement contracts	118	12	—	(12)	—	—	118	1
Discontinued operations investments	41	—	—	(1)	—	(17)	23	—
Separate account business	47	—	(4)	2	—	—	45	—

Total	$2,647	$(50)	$(61)	$118	$1,181	$(242)	$3,593	$(77)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008.

								Unrealized
		Net realized	Net realized					gains
		investment	investment gains					(losses) on
		gains (losses)	(losses) and net					Level 3
		and net	change in					assets and
		change in	unrealized					liabilities
		unrealized	appreciation	Purchases,				held at
		appreciation	(depreciation)	sales,				June 30,
		(depreciation)	included in other	issuances	Transfers	Transfers		2009
Level 3	Balance at	included in	comprehensive	and	into	out of	Balance at	recognized
(in millions)	January 1, 2009	net loss*	income	settlements	Level 3	Level 3	June 30, 2009	in net loss*

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(23)	$36	$(48)	$71	$(10)	$808	$(12)
Commercial mortgage-backed securities	186	(165)	142	(14)	26	—	175	(165)
Other asset-backed securities	139	(30)	40	(42)	153	(119)	141	(31)

Total asset-backed securities	1,107	(218)	218	(104)	250	(129)	1,124	(208)

States, municipalities and political subdivisions — tax-exempt securities	750	—	55	(20)	—	—	785	—
Corporate and other taxable bonds	622	(5)	46	67	18	(18)	730	(7)
Redeemable preferred stock	13	(9)	8	7	—	(18)	1	(9)

Total fixed maturity securities	2,492	(232)	327	(50)	268	(165)	2,640	(224)

Equity securities	210	—	(1)	—	—	—	209	—
Derivative financial instruments, net	(87)	25	—	52	—	—	(10)	(15)
Life settlement contracts	129	16	—	(19)	—	—	126	2
Discontinued operations investments	15	—	—	(2)	—	—	13	—
Separate account business	38	—	4	(4)	—	—	38	—

Total	$2,797	$(191)	$330	$(23)	$268	$(165)	$3,016	$(237)

		Net realized	Net realized
		investment	investment gains					Unrealized
		gains (losses)	(losses) and net					gains (losses)
		and net	change in					on Level 3
		change in	unrealized					assets and
		unrealized	appreciation	Purchases,				liabilities held
		appreciation	(depreciation)	sales,				at June 30,
	Balance at	(depreciation)	included in other	issuances	Transfers	Transfers		2008
Level 3	January 1,	included in	comprehensive	and	into	out of	Balance at	recognized in
(in millions)	2008	net income*	loss	settlements	Level 3	Level 3	June 30, 2008	net income*

Fixed maturity securities	$2,684	$(123)	$(270)	$84	$1,254	$(416)	$3,213	$(135)
Equity securities	196	(2)	(3)	48	22	—	261	(4)
Derivative financial instruments, net	2	1	—	(70)	—	—	(67)	(69)
Short term investments	85	—	—	—	—	(85)	—	—
Life settlement contracts	115	30	—	(27)	—	—	118	5
Discontinued operations investments	42	—	—	(2)	—	(17)	23	—
Separate account business	30	—	(4)	(1)	20	—	45	—

Total	$3,154	$(94)	$(277)	$32	$1,296	$(518)	$3,593	$(203)

*	Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statement of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities transferred into Level 3 for the three months ended June 30, 2009 relate primarily to structured securities with residential and commercial mortgage collateral. For the six months ended June 30, 2009 transfers into Level 3 relate primarily to structured securities with underlying auto loan collateral and structured securities with residential and commercial mortgage collateral. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include estimates of future cash flows and the maturity assumption.
The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.
Fixed Maturity Securities
Level 1 securities include highly liquid government bonds within the U.S. Treasury securities and corporate and other taxable bond categories for which quoted market prices are available. Level 1 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. These securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock. Within corporate bonds and municipal bonds, Level 3 securities also include tax-exempt auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs.
Level 3 securities include one equity security, which represents 88% of the total at June 30, 2009, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model, adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
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
Discontinued Operations Investments
Assets relating to the Company’s discontinued operations include fixed maturity securities and short term investments. The valuation methodologies for these asset types have been described above.
Separate Account Business
Separate account business includes fixed maturity securities, equities and short term investments. The valuation methodologies for these asset types have been described above.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the table below.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value

Financial assets
Notes receivable for the issuance of common stock	$30	$30	$42	$42

Financial liabilities
Premium deposits and annuity contracts	$106	$107	$111	$113
Long term debt	2,058	1,754	2,058	1,585
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
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
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Accrued investment income, Receivables for securities sold, Federal income taxes recoverable/payable, Collateral on loaned securities and derivatives, Payables for securities purchased, and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the table above.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $43 million and $56 million for the three and six months ended June 30, 2009 for events occurring in those periods. Catastrophe losses in 2009 related primarily to tornadoes, floods, hail and wind. The Company reported catastrophe losses, net of reinsurance, of $47 million and $100 million for the three and six months ended June 30, 2008 for events occurring in those periods. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.
The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	June 30, 2009		December 31, 2008
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution

Gross reserves	$1,964	$366	$2,112	$392
Ceded reserves	(851)	(126)	(910)	(130)

Net reserves	$1,113	$240	$1,202	$262

Asbestos
There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2009. The Company recorded $6 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2008. The Company paid asbestos-related claims, net of reinsurance recoveries, of $89 million and $99 million for the six months ended June 30, 2009 and 2008.
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
CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, currently a dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey. However, under New York court rules, asbestos claims are not cognizable unless they meet certain minimum medical impairment standards. Since 2002, when these court rules were adopted, only a small portion of such claims have met medical impairment criteria under New York court rules and as to the remaining claims, Keasbey’s involvement at a number of work sites is a highly contested issue.
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

On December 30, 2008, a New York appellate court entered a unanimous decision in favor of CNA on multiple alternative grounds including findings that claims arising out of Keasbey’s asbestos insulating activities are included within the products hazard/completed operations coverage, which has been exhausted; and that the defendant claimant class is subject to the affirmative defenses that CNA may have had against Keasbey, barring all coverage claims. The claimants have sought further appellate review of the decision. The New York appellate court denied leave to appeal to the Court of Appeals. The Claimants have sought leave to appeal directly from the Court of Appeals and the decision whether to accept appeal is pending. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was confirmed on February 23, 2009. On June 15, 2009, the confirmation order became final and may not be appealed. Numerous factual, legal and coverage issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether the Company has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether the Company’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether the Company’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of the Company’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is held in two phases. The first was held in June 2009 and the second phase begins in September 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution
There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2009. The Company recorded $2 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the six months ended June 30, 2008. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $22 million and $36 million for the six months ended June 30, 2009 and 2008.
Net Prior Year Development
The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance.

Three Month Comparison
Net Prior Year Development
Three months ended June 30, 2009

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(80)	$(40)	$4	$(116)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(80)	(40)	4	(116)

Pretax (favorable) unfavorable premium development	59	(1)	(2)	56

Total pretax (favorable) unfavorable net prior year development	$(21)	$(41)	$2	$(60)

Net Prior Year Development
Three months ended June 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(15)	$1	$5	$(9)
A&E	—	—	6	6

Pretax (favorable) unfavorable net prior year development before impact of premium development	(15)	1	11	(3)

Pretax (favorable) unfavorable premium development	(8)	1	1	(6)

Total pretax (favorable) unfavorable net prior year development	$(23)	$2	$12	$(9)

2009 Net Prior Year Development
Standard Lines
Favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in property coverages. Prior year catastrophe reserves decreased approximately $33 million, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007. An additional $17 million of favorable claim and allocated claim adjustment expense reserve development was due to non-catastrophe related favorable loss emergence on large property coverages, primarily in accident years 2007 and 2008.
Approximately $25 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior.
Approximately $40 million of adverse premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional adverse premium development was due to an estimated liability for an assessment related to a reinsurance association and less premium processing on auditable policies than expected.
Specialty Lines
Favorable claim and allocated claim adjustment expense reserve development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including individual claims closing favorable to expectations.
Approximately $8 million of favorable claim and allocated claim adjustment expense reserve development was recorded for professional liability coverages due primarily to favorable experience on a number of large claims, primarily related to financial institutions in accident years 2003 and prior.
2008 Net Prior Year Development
Standard Lines
Approximately $29 million of favorable claim and allocated claim adjustment expense reserve development was recorded due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005.
Approximately $8 million of favorable premium development was recorded across several coverages and accident years due to additional premium processing on auditable policies and changes to ultimate premium estimates. This favorable development was partially offset by additional unfavorable claim and allocated claim adjustment expense reserve development.
Corporate & Other Non-Core
The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

Six Month Comparison
Net Prior Year Development
Six months ended June 30, 2009

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(110)	$(81)	$5	$(186)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(110)	(81)	5	(186)

Pretax (favorable) unfavorable premium development	76	(3)	(3)	70

Total pretax (favorable) unfavorable net prior year development	$(34)	$(84)	$2	$(116)

Net Prior Year Development
Six months ended June 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(50)	$18	$8	$(24)
A&E	—	—	8	8

Pretax (favorable) unfavorable net prior year development before impact of premium development	(50)	18	16	(16)

Pretax (favorable) unfavorable premium development	1	(18)	—	(17)

Total pretax (favorable) unfavorable net prior year development	$(49)	$—	$16	$(33)

2009 Net Prior Year Development
Standard Lines
Favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in property coverages. Prior year catastrophe reserves decreased approximately $64 million, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and favorable frequency and severity on claims relating to catastrophes in accident year 2008. An additional $17 million of favorable claim and allocated claim adjustment expense reserve development was due to non-catastrophe related favorable loss emergence on large property coverages, primarily in accident years 2007 and 2008.
Approximately $25 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior.
Approximately $40 million of adverse premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional adverse premium development was due to an estimated liability for an assessment related to a reinsurance association and less premium processing on auditable policies than expected.
Specialty Lines
Favorable claim and allocated claim adjustment expense reserve development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations.
Approximately $28 million of favorable claim and allocated claim adjustment expense reserve development was recorded for professional liability coverages due primarily to favorable experience on a number of large claims related to financial institutions in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior.
An additional $4 million of favorable claim and allocated claim adjustment expense reserve development was a result of favorable outcomes on claims relating to catastrophes in accident year 2005.
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

Specialty Lines
Approximately $10 million of favorable premium development was recorded due to a change in estimated ultimate premiums within a foreign affiliate’s property and financial lines. This was offset by approximately $9 million of related unfavorable claim and allocated claim adjustment expense reserve development.
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
Global Crossing Limited Litigation
CCC was named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (Global Crossing) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff sought damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The parties entered into a settlement agreement during the first quarter of 2009 providing for a payment by CCC of an amount that approximated the amount accrued at March 31, 2009. In the second quarter of 2009, the Court entered an order dismissing with prejudice all claims against CCC. As a result, this matter has been fully and finally resolved.
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
Note I. Benefit Plans
The components of net periodic benefit plan cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

	Three Months		Six Months
Periods ended June 30	2009	2008	2009	2008
(In millions)

Pension cost (benefit)
Service cost	$3	$4	$8	$10
Interest cost on projected benefit obligation	39	37	77	73
Expected return on plan assets	(36)	(44)	(72)	(89)
Actuarial loss	6	1	12	2

Net periodic pension cost (benefit)	$12	$(2)	$25	$(4)

Postretirement benefit
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	2	4	4
Prior service cost amortization	(4)	(4)	(8)	(8)
Actuarial loss	—	1	—	1

Net periodic postretirement benefit	$(2)	$(1)	$(3)	$(2)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments at June 30, 2009 that the Company could be required to pay under this guarantee are approximately $141 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2009, there were approximately $5 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $16 million at June 30, 2009. Estimated future minimum payments under these contracts are $10 million in 2009, $3 million in 2010 and $3 million in 2011.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2009, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of June 30, 2009 and December 31, 2008, the Company has recorded liabilities of approximately $16 million and $22 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
CNAF has also guaranteed certain collateral obligations of a large national contractor’s letters of credit. As of June 30, 2009, these guarantees aggregated $4 million. Payment under these guarantees is reasonably possible based on various factors, including the underlying credit worthiness of the contractor.
In connection with the issuance of preferred securities by CNA Surety Capital Trust I (Issuer Trust), CNA Surety has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $63 million, consisting of annual dividend payments of approximately $1.3 million through April 2034 and the redemption value of $30 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and the Company does not believe that a payment is likely under this guarantee.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended				Corporate
June 30, 2009	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$671	$834	$148	$4	$(1)	$1,656
Net investment income	252	188	168	67	—	675
Other revenues	16	48	(1)	(1)	—	62

Total operating revenues	939	1,070	315	70	(1)	2,393

Claims, benefits and expenses:
Net incurred claims and benefits	478	522	269	23	—	1,292
Policyholders’ dividends	(1)	3	—	—	—	2
Amortization of deferred acquisition costs	163	182	4	—	—	349
Other insurance related expenses	68	63	47	1	(1)	178
Other expenses	22	40	51	30	—	143

Total claims, benefits and expenses	730	810	371	54	(1)	1,964

Operating income (loss) from continuing operations before income tax	209	260	(56)	16	—	429
Income tax (expense) benefit on operating income (loss)	(64)	(73)	30	(3)	—	(110)
Net operating income attributable to noncontrolling interests	—	(14)	—	—	—	(14)

Net operating income (loss) from continuing operations attributable to CNAF	145	173	(26)	13	—	305

Net realized investment gains (losses), net of participating policyholders’ interests	(170)	(96)	13	(44)	—	(297)
Income tax (expense) benefit on net realized investment gains (losses)	60	28	(4)	14	—	98
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment gains (losses) attributable to CNAF	(110)	(68)	9	(30)	—	(199)

Net income (loss) from continuing operations attributable to CNAF	$35	$105	$(17)	$(17)	$—	$106

Three months ended				Corporate
June 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$768	$859	$149	$(1)	$(1)	$1,774
Net investment income	199	155	157	65	—	576
Other revenues	15	54	8	5	—	82

Total operating revenues	982	1,068	314	69	(1)	2,432

Claims, benefits and expenses:
Net incurred claims and benefits	566	559	316	26	—	1,467
Policyholders’ dividends	3	1	1	—	—	5
Amortization of deferred acquisition costs	175	184	2	(1)	—	360
Other insurance related expenses	48	53	51	(2)	(1)	149
Other expenses	12	41	5	29	—	87

Total claims, benefits and expenses	804	838	375	52	(1)	2,068

Operating income (loss) from continuing operations before income tax	178	230	(61)	17	—	364
Income tax (expense) benefit on operating income (loss)	(54)	(74)	31	(5)	—	(102)
Net operating income attributable to noncontrolling interests	—	(11)	—	(1)	—	(12)

Net operating income (loss) from continuing operations attributable to CNAF	124	145	(30)	11	—	250

Net realized investment losses, net of participating policyholders’ interests	(60)	(29)	(6)	(16)	—	(111)
Income tax benefit on net realized investment losses	21	10	2	7	—	40
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNAF	(39)	(19)	(4)	(9)	—	(71)

Net income (loss) from continuing operations attributable to CNAF	$85	$126	$(34)	$2	$—	$179

Six months ended				Corporate
June 30, 2009	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$1,381	$1,646	$298	$5	$(2)	$3,328
Net investment income	372	296	327	100	—	1,095
Other revenues	29	105	5	1	—	140

Total operating revenues	1,782	2,047	630	106	(2)	4,563

Claims, benefits and expenses:
Net incurred claims and benefits	988	1,021	574	44	—	2,627
Policyholders’ dividends	2	6	1	—	—	9
Amortization of deferred acquisition costs	329	359	10	—	—	698
Other insurance related expenses	144	122	93	2	(2)	359
Other expenses	31	96	57	60	—	244

Total claims, benefits and expenses	1,494	1,604	735	106	(2)	3,937

Operating income (loss) from continuing operations before income tax	288	443	(105)	—	—	626
Income tax (expense) benefit on operating income (loss)	(82)	(126)	57	4	—	(147)
Net operating income attributable to noncontrolling interests	—	(25)	—	—	—	(25)

Net operating income (loss) from continuing operations attributable to CNAF	206	292	(48)	4	—	454

Net realized investment losses, net of participating policyholders’ interests	(349)	(212)	(177)	(91)	—	(829)
Income tax benefit on net realized investment losses	122	69	62	32	—	285
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1

Net realized investment losses attributable to CNAF	(227)	(142)	(115)	(59)	—	(543)

Net income (loss) from continuing operations attributable to CNAF	$(21)	$150	$(163)	$(55)	$—	$(89)

June 30, 2009
(In millions)

Reinsurance receivables	$2,123	$1,417	$1,830	$1,967	$—	$7,337
Insurance receivables	$1,258	$796	$9	$(3)	$—	$2,060
Deferred acquisition costs	$307	$376	$462	$—	$—	$1,145
Insurance reserves:
Claim and claim adjustment expenses	$11,705	$8,462	$2,862	$4,071	$—	$27,100
Unearned premiums	1,481	1,872	154	3	(2)	3,508
Future policy benefits	—	—	7,746	—	—	7,746
Policyholders’ funds	10	13	194	—	—	217

Six months ended				Corporate
June 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total

Revenues:
Net earned premiums	$1,551	$1,732	$306	$—	$(2)	$3,587
Net investment income	363	287	241	119	—	1,010
Other revenues	29	107	21	11	—	168

Total operating revenues	1,943	2,126	568	130	(2)	4,765

Claims, benefits and expenses:
Net incurred claims and benefits	1,143	1,125	528	47	—	2,843
Policyholders’ dividends	7	8	3	—	—	18
Amortization of deferred acquisition costs	354	368	6	—	—	728
Other insurance related expenses	106	103	101	2	(2)	310
Other expenses	24	92	10	61	—	187

Total claims, benefits and expenses	1,634	1,696	648	110	(2)	4,086

Operating income (loss) from continuing operations before income tax	309	430	(80)	20	—	679
Income tax (expense) benefit on operating income (loss)	(90)	(138)	47	(3)	—	(184)
Net operating income attributable to noncontrolling interests	—	(23)	—	(1)	—	(24)

Net operating income (loss) from continuing operations attributable to CNAF	219	269	(33)	16	—	471

Net realized investment losses, net of participating policyholders’ interests	(76)	(38)	(23)	(25)	—	(162)
Income tax benefit on net realized investment losses	26	14	8	10	—	58
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNAF	(50)	(24)	(15)	(15)	—	(104)

Net income (loss) from continuing operations attributable to CNAF	$169	$245	$(48)	$1	$—	$367

December 31, 2008
(In millions)
Reinsurance receivables	$2,266	$1,496	$1,907	$2,092	$—	$7,761
Insurance receivables	$1,264	$765	$6	$4	$—	$2,039
Deferred acquisition costs	$293	$360	$472	$—	$—	$1,125
Insurance reserves:
Claim and claim adjustment expenses	$12,048	$8,282	$2,862	$4,401	$—	$27,593
Unearned premiums	1,401	1,848	152	5	—	3,406
Future policy benefits	—	—	7,529	—	—	7,529
Policyholders’ funds	14	10	219	—	—	243

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenue by Line of Business

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Standard Lines
Business Insurance	$113	$155	$243	$310
Commercial Insurance	656	767	1,190	1,557

Standard Lines revenue	769	922	1,433	1,867

Specialty Lines
U.S. Specialty Lines	602	640	1,119	1,287
Surety	119	120	232	235
Warranty	69	75	121	148
CNA Global	184	204	363	418

Specialty Lines revenue	974	1,039	1,835	2,088

Life & Group Non-Core
Life & Annuity	63	54	87	33
Health	266	242	363	480
Other	(1)	12	3	32

Life & Group Non-Core revenue	328	308	453	545

Corporate & Other Non-Core
CNA Re	9	15	9	32
Other	17	38	6	73

Corporate & Other Non-Core revenue	26	53	15	105

Eliminations	(1)	(1)	(2)	(2)

Total revenue	$2,096	$2,321	$3,734	$4,603

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
Results of the discontinued operations were as follows.
Discontinued Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Revenues:
Net investment income	$2	$2	$3	$4
Net realized investment gains and other	—	1	—	2

Total revenues	2	3	3	6
Insurance related expenses	3	1	4	5

Income (loss) before income taxes	(1)	2	(1)	1
Income tax (expense) benefit	—	—	—	—

Income (loss) from discontinued operations, net of tax	$(1)	$2	$(1)	$1

Net liabilities of discontinued operations, included in Other liabilities on the Condensed Consolidated Balance Sheets, were as follows.
Discontinued Operations

(In millions)	June 30, 2009	December 31, 2008

Assets:
Investments	$144	$157
Reinsurance receivables	5	6
Cash	—	—
Other assets	1	1

Total assets	150	164

Liabilities:
Insurance reserves	154	162
Other liabilities	4	8

Total liabilities	158	170

Net liabilities of discontinued operations	$(8)	$(6)

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. At June 30, 2009 and December 31, 2008, the insurance reserves are net of discount of $61 million and $75 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency transaction gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

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

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2009	2008	2009	2008

Revenues
Net earned premiums	$1,656	$1,774	$3,328	$3,587
Net investment income	675	576	1,095	1,010
Other revenues	62	82	140	168

Total operating revenues	2,393	2,432	4,563	4,765

Claims, benefits and expenses
Net incurred claims and benefits	1,292	1,467	2,627	2,843
Policyholders’ dividends	2	5	9	18
Amortization of deferred acquisition costs	349	360	698	728
Other insurance related expenses	178	149	359	310
Other expenses	143	87	244	187

Total claims, benefits and expenses	1,964	2,068	3,937	4,086

Operating income from continuing operations before income tax	429	364	626	679
Income tax expense on operating income	(110)	(102)	(147)	(184)
Net operating income attributable to noncontrolling interests	(14)	(12)	(25)	(24)

Net operating income from continuing operations attributable to CNAF	305	250	454	471

Net realized investment losses, net of participating policyholders’ interests	(297)	(111)	(829)	(162)
Income tax benefit on net realized investment losses	98	40	285	58
Net realized investment losses, after-tax, attributable to noncontrolling interests	—	—	1	—

Net realized investment losses attributable to CNAF	(199)	(71)	(543)	(104)

Income (loss) from continuing operations attributable to CNAF	106	179	(89)	367

Income (loss) from discontinued operations attributable to CNAF, net of income tax (expense) benefit of $0, $0, $0 and $0	(1)	2	(1)	1

Net income (loss) attributable to CNAF	$105	$181	$(90)	$368

Three Month Comparison
Net income decreased $76 million for the three months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by improved net operating income.
Net realized investment losses increased $128 million for the three months ended June 30, 2009 as compared with the same period in 2008. See the Investments section of this MD&A for further discussion of net realized investment results.

Net operating income increased $55 million for the three months ended June 30, 2009 as compared with the same period in 2008. Net operating results increased $49 million for Standard and Specialty Lines and $6 million for our non-core operations. These increases were primarily due to higher net investment income. See the Investments section of this MD&A for further discussion of net investment income. Standard Lines and Specialty Lines current period underwriting results reflected lower losses and higher expenses as compared to the prior period.
Favorable net prior year development of $60 million was recorded for the three months ended June 30, 2009 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $116 million of favorable claim and allocated claim adjustment expense reserve development and $56 million of unfavorable premium development. Favorable net prior year development of $9 million was recorded for the three months ended June 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $3 million of favorable claim and allocated claim adjustment expense reserve development and $6 million of favorable premium development. Further information on net prior year development for the three months ended June 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $118 million for the three months ended June 30, 2009 as compared with the same period in 2008, including a $97 million decrease related to Standard Lines and a $25 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Six Month Comparison
Net results decreased $458 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decrease was primarily due to higher net realized investment losses.
Net realized investment losses increased $439 million for the six months ended June 30, 2009 as compared with the same period in 2008. See the Investments section of this MD&A for further discussion of net realized investment results.
Net operating income decreased $17 million for the six months ended June 30, 2009 as compared with the same period in 2008. Net operating income increased $10 million for Standard and Specialty Lines and decreased $27 million for our non-core operations. Net investment income for the six months ended June 30, 2008 included trading portfolio losses of $81 million. The trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008. Excluding the trading portfolio losses in 2008, net investment income increased $4 million. See the Investments section of this MD&A for further discussion of net investment income. Standard Lines and Specialty Lines current period underwriting results reflected lower losses and higher expenses as compared to the prior period.
Results for the six months ended June 30, 2009 included expense of $22 million related to our pension and postretirement plans, compared with a benefit of $6 million for the six months ended June 30, 2008. Based on our current assumptions and pension trust investment performance in 2008, our estimated expense for pension and postretirement plans is approximately $46 million for the year ended December 31, 2009 as compared with a benefit of $14 million for the year ended December 31, 2008.
Favorable net prior year development of $116 million was recorded for the six months ended June 30, 2009 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $186 million of favorable claim and allocated claim adjustment expense reserve development and $70 million of unfavorable premium development. Favorable net prior year development of $33 million was recorded for the six months ended June 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $16 million of favorable claim and allocated claim adjustment expense reserve development and $17 million of favorable premium development. Further information on net prior year development for the six months ended June 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $259 million for the six months ended June 30, 2009 as compared with the same period in 2008, including a $170 million decrease related to Standard Lines and a $86 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for further information. During the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed in Note B of the Condensed Consolidated Financial Statements included under Item 1.

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

STANDARD LINES
The following table details the results of operations for Standard Lines.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Net written premiums	$761	$848	$1,524	$1,619
Net earned premiums	671	768	1,381	1,551
Net investment income	252	199	372	363
Net operating income	145	124	206	219
Net realized investment losses, after-tax	(110)	(39)	(227)	(50)
Net income (loss) attributable to CNAF	35	85	(21)	169

Ratios
Loss and loss adjustment expense	71.3%	73.7%	71.5%	73.7%
Expense	34.4	29.0	34.2	29.6
Dividend	(0.2)	0.5	0.2	0.5

Combined	105.5%	103.2%	105.9%	103.8%

Three Month Comparison
Net written premiums for Standard Lines decreased $87 million for the three months ended June 30, 2009 as compared with the same period in 2008. Despite favorable new business in the current three month period, premiums written were unfavorable in both our Business and Commercial Insurance groups, impacted by general economic conditions and lower premium rates, as compared with the second quarter of 2008. The current economic conditions have led to decreased industry insured exposures, particularly in the construction industry with smaller payrolls and reduced project volume. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $97 million for the three months ended June 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums as well as unfavorable premium development in 2009.
Standard Lines averaged rate decreases of 1% for the three months ended June 30, 2009, as compared to decreases of 5% for the three months ended June 30, 2008 for the contracts that renewed during those periods. Retention rates of 80% and 81% were achieved for those contracts that were available for renewal in each period.
Net income decreased $50 million for the three months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by improved net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income improved $21 million for the three months ended June 30, 2009 as compared with the same period in 2008. This improvement was primarily due to higher net investment income, partially offset by decreased underwriting results.
The combined ratio increased 2.3 points for the three months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 2.4 points primarily due to favorable loss development.
The expense ratio increased 5.4 points for the three months ended June 30, 2009 as compared with the same period in 2008, primarily related to higher underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs. Additionally, the 2008 results included favorable changes in estimates for insurance-related assessment liabilities. These unfavorable impacts were partially offset by a change in estimate of the ultimate assessment from the Texas Windstorm Insurance Association related to catastrophe losses incurred in the third quarter of 2008.
The dividend ratio decreased 0.7 points due to favorable development recorded on workers’ compensation coverages.

Favorable net prior year development of $21 million was recorded for the three months ended June 30, 2009, reflecting $80 million of favorable claim and allocated claim adjustment expense reserve development and $59 million of unfavorable premium development. Favorable net prior year development of $23 million, reflecting $15 million of favorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development, was recorded for the three months ended June 30, 2008. Further information on Standard Lines net prior year development for the three months ended June 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net written premiums for Standard Lines decreased $95 million and net earned premiums decreased $170 million for the six months ended June 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison.
Standard Lines averaged rate decreases of 1% for the six months ended June 30, 2009, as compared to decreases of 6% for the six months ended June 30, 2008 for the contracts that renewed during those periods. Retention rates of 81% and 81% were achieved for those contracts that were available for renewal in each period.
Net results decreased $190 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses and decreased net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $13 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decline was primarily due to decreased underwriting results.
The combined ratio increased 2.1 points for the six months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 2.2 points primarily due to decreased catastrophe losses. Catastrophe losses were $52 million, or 3.8 points of the loss ratio, for the six months ended June 30, 2009 as compared to $98 million, or 6.3 points of the loss ratio, for the same period in 2008.
The expense ratio increased 4.6 points for the six months ended June 30, 2009 as compared with the same period in 2008, primarily related to the reasons discussed in the three month comparison.
Favorable net prior year development of $34 million was recorded for the six months ended June 30, 2009, reflecting $110 million of favorable claim and allocated claim adjustment expense reserve development and $76 million of unfavorable premium development. Favorable net prior year development of $49 million, reflecting $50 million of favorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the six months ended June 30, 2008. Further information on Standard Lines net prior year development for the six months ended June 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2009 and December 31, 2008 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2009	December 31, 2008

Gross Case Reserves	$6,030	$6,158
Gross IBNR Reserves	5,675	5,890

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,705	$12,048

Net Case Reserves	$4,838	$4,995
Net IBNR Reserves	4,817	4,875

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,655	$9,870

SPECIALTY LINES
The following table details the results of operations for Specialty Lines.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Net written premiums	$834	$860	$1,663	$1,708
Net earned premiums	834	859	1,646	1,732
Net investment income	188	155	296	287
Net operating income	173	145	292	269
Net realized investment losses, after-tax	(68)	(19)	(142)	(24)
Net income attributable to CNAF	105	126	150	245

Ratios
Loss and loss adjustment expense	62.5%	65.2%	62.0%	65.0%
Expense	29.2	27.6	29.2	27.1
Dividend	0.4	0.1	0.4	0.5

Combined	92.1%	92.9%	91.6%	92.6%

Three Month Comparison
Net written premiums for Specialty Lines decreased $26 million for the three months ended June 30, 2009 as compared with the same period in 2008. Premiums written were unfavorably impacted by foreign exchange and current economic conditions. The current economic conditions have led to decreased industry insured exposures, particularly in the surety bond, architects, engineers and realtors professional liability marketplace. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $25 million for the three months ended June 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums.
Specialty Lines averaged rate decreases of 1% for the three months ended June 30, 2009 as compared to decreases of 3% for the three months ended June 30, 2008 for the contracts that renewed during those periods. Retention rates of 84% were achieved for those contracts that were available for renewal in both periods.
Net income decreased $21 million for the three months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by increased net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income improved $28 million for the three months ended June 30, 2009 as compared with the same period in 2008. This improvement was primarily due to higher net investment income and a $14 million favorable income tax adjustment related to our European operation.
The combined ratio improved 0.8 points for the three months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 2.7 points, primarily due to favorable net prior year development in the current period as compared with unfavorable net prior year development in the prior year period. This was partially offset by higher current accident year loss ratios recorded in several lines of business.
The expense ratio increased 1.6 points for the three months ended June 30, 2009 as compared with the same period in 2008. The increase primarily related to increased underwriting expenses and the lower net earned premium base. Underwriting expenses increased due primarily to higher employee-related costs.
Favorable net prior year development of $41 million, reflecting $40 million of favorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development, was recorded for the three months ended June 30, 2009. Unfavorable net prior year development of $2 million, reflecting $1 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the three months ended June 30, 2008. Further information on Specialty Lines net prior year development for the three months ended June 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net written premiums for Specialty Lines decreased $45 million and net earned premiums decreased $86 million for the six months ended June 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison.
Specialty Lines averaged rate decreases of 1% for the six months ended June 30, 2009 as compared to decreases of 3% for the same period in 2008 for the contracts that renewed during those periods. Retention rates of 84% were achieved for those contracts that were available for renewal in both periods.
Net income decreased $95 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decrease was primarily due to higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results.
Net operating income increased $23 million for the six months ended June 30, 2009 as compared with the same period in 2008, due to the same reasons discussed above in the three month comparison.
The combined ratio improved 1.0 point for the six months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 3.0 points and the expense ratio increased 2.1 points, primarily due to the reasons discussed above in the three month comparison.
Favorable net prior year development of $84 million, reflecting $81 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the six months ended June 30, 2009. Unfavorable claim and allocated claim adjustment expense reserve development of $18 million and favorable premium development of $18 million was recorded for the six months ended June 30, 2008, resulting in no net prior year development. Further information on Specialty Lines net prior year development for the six months ended June 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2009 and December 31, 2008 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2009	December 31, 2008

Gross Case Reserves	$2,719	$2,719
Gross IBNR Reserves	5,743	5,563

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,462	$8,282

Net Case Reserves	$2,194	$2,149
Net IBNR Reserves	4,894	4,694

Total Net Carried Claim and Claim Adjustment Expense Reserves	$7,088	$6,843

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Net earned premiums	$148	$149	$298	$306
Net investment income	168	157	327	241
Net operating loss	(26)	(30)	(48)	(33)
Net realized investment gains (losses), after-tax	9	(4)	(115)	(15)
Net loss attributable to CNAF	(17)	(34)	(163)	(48)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended June 30, 2009 as compared with the same period in 2008. Net earned premiums relate primarily to the group and individual long term care businesses.
Net loss decreased $17 million for the three months ended June 30, 2009 as compared with the same period in 2008. The decrease in net loss was due to favorable performance on our remaining pension deposit business and improved net realized investment results. Certain of the separate account investment contracts related to our pension deposit business guarantee principal and a minimum rate of interest, for which we had previously recorded an additional pretax liability in Policyholders’ funds. We decreased this pretax liability by $31 million during the second quarter of 2009 based on the results of the investments supporting this business. Partially offsetting these favorable items was a $28 million after-tax legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. The limited partnership investment supported the indexed group annuity portion of our pension deposit business, which we exited during 2008.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $8 million for the six months ended June 30, 2009 as compared with the same period in 2008.
Net loss increased $115 million for the six months ended June 30, 2009 as compared with the same period in 2008. The increase in net loss was due to higher net realized investment losses and the legal accrual related to the limited partnership investment as discussed above in the three month comparison. These unfavorable impacts were partially offset by favorable performance on our remaining pension deposit business. For the six months ended June 30, 2009, the pretax liability related to principal and interest guarantees, as discussed above, was decreased by $18 million.
Net investment income for the six months ended June 30, 2008 included trading portfolio losses of $81 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008. That business had a net loss of $5 million for the six months ended June 30, 2008. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2009	2008	2009	2008

Net investment income	$67	$65	$100	$119
Net operating income	13	11	4	16
Net realized investment losses, after-tax	(30)	(9)	(59)	(15)
Net income (loss) attributable to CNAF	(17)	2	(55)	1
Three Month Comparison
Net results decreased $19 million for the three months ended June 30, 2009 as compared with the same period in 2008. The decrease was primarily due to higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Unfavorable net prior year development of $2 million, reflecting $4 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended June 30, 2009. Unfavorable net prior year development of $12 million, reflecting $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the three months ended June 30, 2008.
Six Month Comparison
Net results decreased $56 million for the six months ended June 30, 2009 as compared with the same period in 2008. The decrease was primarily due to higher net realized investment losses and lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Unfavorable net prior year development of $2 million, reflecting $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the six months ended June 30, 2009. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $16 million was recorded for the six months ended June 30, 2008. There was no premium development recorded for the six months ended June 30, 2008.
The following table summarizes the gross and net carried reserves as of June 30, 2009 and December 31, 2008 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2009	December 31, 2008

Gross Case Reserves	$1,685	$1,823
Gross IBNR Reserves	2,386	2,578

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,071	$4,401

Net Case Reserves	$1,000	$1,126
Net IBNR Reserves	1,481	1,561

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,481	$2,687

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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% and 81% of our total active asbestos accounts are classified as small accounts at June 30, 2009 and December 31, 2008.
We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
We carry unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending asbestos accounts and associated reserves at June 30, 2009 and December 31, 2008.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2009	Reserves	Asbestos
June 30, 2009	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured settlements	18	$19	$132	12%
Wellington	3	1	8	1
Coverage in place	38	6	101	9

Total with settlement agreements	59	26	241	22

Other policyholders with active accounts
Large asbestos accounts	244	47	208	18
Small asbestos accounts	981	10	77	7

Total other policyholders	1,225	57	285	25

Assumed reinsurance and pools	—	6	108	10
Unassigned IBNR	—	—	479	43

Total	1,284	$89	$1,113	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
December 31, 2008	Policyholders	(In millions)	(In millions)	Net Reserves

Policyholders with settlement agreements
Structured settlements	18	$17	$133	11%
Wellington	3	1	11	1
Coverage in place	36	16	94	8

Total with settlement agreements	57	34	238	20

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19
Small asbestos accounts	1,009	32	91	8

Total other policyholders	1,245	94	325	27

Assumed reinsurance and pools	—	19	114	9
Unassigned IBNR	—	—	525	44

Total	1,302	$147	$1,202	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 74% and 73% of our total active pollution accounts are classified as small accounts as of June 30, 2009 and December 31, 2008.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending environmental pollution accounts and associated reserves at June 30, 2009 and December 31, 2008.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid	Pollution	Environmental
	Number of	Losses in 2009	Reserves	Pollution Net
June 30, 2009	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with settlement agreements
Structured settlements	13	$6	$19	8%
Coverage in place	16	1	12	5

Total with settlement agreements	29	7	31	13

Other policyholders with active accounts
Large pollution accounts	115	8	41	17
Small pollution accounts	322	7	41	17

Total other policyholders	437	15	82	34

Assumed reinsurance and pools	—	—	27	11
Unassigned IBNR	—	—	100	42

Total	466	$22	$240	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net	Percent of
		Net Paid Losses	Environmental	Environmental
	Number of	in 2008	Pollution Reserves	Pollution Net
December 31, 2008	Policyholders	(In millions)	(In millions)	Reserve

Policyholders with settlement agreements
Structured settlements	16	$5	$9	4%
Coverage in place	16	3	13	5

Total with settlement agreements	32	8	22	9

Other policyholders with active accounts
Large pollution accounts	116	40	48	18
Small pollution accounts	320	11	41	16

Total other policyholders	436	51	89	34

Assumed reinsurance and pools	—	4	27	10
Unassigned IBNR	—	—	124	47

Total	468	$63	$262	100%

INVESTMENTS
We maintain a large portfolio of fixed maturity and equity securities, including large amounts of corporate and government issued debt securities, residential and commercial mortgage-backed securities, and other asset-backed securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. Our investment portfolio supports our obligation to pay future insurance claims and provides investment returns which are an important part of our overall profitability.
For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This market disruption subsided moderately during the second quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging. As a result, we incurred realized losses in our investment portfolio during both the first and second quarters of 2009 which have adversely impacted our results of operations. The first quarter losses were primarily driven by continuing credit issues attributable to the asset-backed and financial sectors. The second quarter losses were primarily driven by the actual and anticipated impact of difficult economic conditions on residential and commercial mortgage-backed securities.
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

	Three Months		Six Months
Periods ended June 30	2009	2008	2009	2008
(In millions)

Fixed maturity securities	$487	$476	$962	$994
Short term investments	11	26	21	65
Limited partnerships	165	46	95	7
Equity securities	14	39	28	44
Trading portfolio — Indexed Group Annuity	—	(5)	—	(81)
Trading portfolio — Other	8	1	8	—
Other	1	5	4	11

Gross investment income	686	588	1,118	1,040
Investment expense	(11)	(12)	(23)	(30)

Net investment income	$675	$576	$1,095	$1,010

Net investment income for the three months ended June 30, 2009 increased $99 million as compared with the same period in 2008. The increase was primarily driven by improved results from limited partnership investments. This increase was partially offset by the impact of lower risk-free interest rates, particularly in short term rates. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments.
Net investment income for the six months ended June 30, 2009 increased $85 million as compared with the same period in 2008. Excluding trading portfolio losses of $81 million in 2008, net investment income increased by $4 million. The trading portfolio losses were related to our indexed group annuity business and were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations. We exited the indexed group annuity business in 2008.
The fixed maturity investment portfolio and short term investments provided an income yield of 5.1% and 5.7% for the six months ended June 30, 2009 and 2008.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.

	Three Months		Six Months
Periods ended June 30	2009	2008	2009	2008
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(6)	$(46)	$(27)	$(14)
Corporate and other taxable bonds	(96)	(8)	(269)	(39)
States, municipalities and political subdivisions — tax-exempt securities	17	10	54	50
Asset-backed securities	(307)	(118)	(499)	(157)
Redeemable preferred stock	—	4	(9)	—

Total fixed maturity securities	(392)	(158)	(750)	(160)

Equity securities	64	(14)	(152)	(29)
Derivative securities	33	56	64	12
Short term investments	(5)	5	8	7
Other	3	—	1	8

Realized investment losses, net of participating policyholders’ interests	(297)	(111)	(829)	(162)
Income tax benefit	98	40	285	58
Realized investment losses, after-tax, attributable to noncontrolling interests	—	—	1	—

Net realized investment losses attributable to CNAF	$(199)	$(71)	$(543)	$(104)

Net realized investment losses increased by $128 million for the three months ended June 30, 2009 compared with the same period in 2008. Net realized investment losses increased by $439 million for the six months ended June 30, 2009 compared with the same period in 2008, driven by OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1. During the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), as discussed in Note B of the Condensed Consolidated Financial Statements included under Item 1. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative effect adjustment of $122 million, net of tax, which was reclassified to Accumulated other comprehensive income from Retained earnings on the Condensed Consolidated Statement of Equity. Losses resulting from sales and OTTI of securities within the cumulative effect adjustment inventory of $52 million, net of tax, were recognized in earnings in the second quarter of 2009 and are reflected in the table above.
Our fixed maturity portfolio consists primarily of high quality bonds, 90% and 91% of which were rated as investment grade (rated BBB- or higher) at June 30, 2009 and December 31, 2008. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.
Fixed Maturity Ratings

	June 30,		December 31,
	2009	%	2008	%
(In millions)

U.S. Government and Agencies	$3,128	10%	$4,611	16%
AAA rated	7,165	23	8,494	29
AA and A rated	10,436	34	8,166	29
BBB rated	7,324	23	5,029	17
Non-investment grade	2,987	10	2,587	9

Total	$31,040	100%	$28,887	100%

Non-investment grade bonds, as presented in the table below, are primarily high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities.
The following table summarizes the ratings of our non-investment grade fixed maturity bond portfolio at carrying value.
Non-investment Grade

	June 30,		December 31,
Rating	2009	%	2008	%
(In millions)

BB	$1,244	42%	$1,585	61%
B	1,084	36%	754	29%
CCC — C	602	20%	232	9%
D	57	2%	16	1%

Total	$2,987	100%	$2,587	100%

The increase in non-investment grade holdings primarily reflects the downgrade of previously investment grade rated asset-backed securities aggregating $441 million of fair value. The remaining change in non-investment grade was attributable to price appreciation and net sales.
Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. The ratings on these securities reflect the greater of the underlying rating of the issuer or the insured rating. At June 30, 2009, $678 million of the carrying value of the fixed maturity portfolio carried a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, 90% was within the tax-exempt bond segment. The third party credit support on tax-exempt bonds is provided by seven mono-line insurers, the largest exposure based on fair value being Financial Security Assurance Inc. at 65%, National Re Corporation at 16% and Assured Guarantee Corporation at 11%.
At June 30, 2009 and December 31, 2008, approximately 97% of the fixed maturity portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2009 was $341 million, which represents less than 1.0% of our total investment portfolio. These securities were in a net unrealized gain position of $179 million at June 30, 2009.
The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at June 30, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss

Due in one year or less	4%	3%
Due after one year through five years	23	21
Due after five years through ten years	21	23
Due after ten years	52	53

Total	100%	100%

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
The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	June 30, 2009		December 31, 2008
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$9,161	10.5	$8,168	9.9

Other interest sensitive investments	26,705	4.0	25,194	4.5

Total	$35,866	5.6	$33,362	5.8

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

Asset-Backed Mortgage Exposure
Asset-Backed Distribution

	Security Type
June 30, 2009	RMBS(a)	CMBS(b)	Other ABS(c)	Total
(In millions)

U.S. Government Agencies	$2,089	$—	$—	$2,089
AAA	2,864	511	328	3,703
AA	244	72	6	322
A	203	50	9	262
BBB	255	7	87	349
Non-investment grade and equity tranches	609	12	—	621

Total Fair Value	$6,264	$652	$430	$7,346

Total Amortized Cost	$7,457	$901	$476	$8,834

Sub-prime (included above)
Fair Value	$715	$—	$—	$715
Amortized Cost	$1,109	$—	$—	$1,109

Alt-A (included above)
Fair Value	$838	$—	$—	$838
Amortized Cost	$1,055	$—	$—	$1,055

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 93% were rated investment grade, while 78% of the Alt-A securities were rated investment grade. At June 30, 2009, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees.
Included in the $480 million of OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009, $250 million was related to securities with sub-prime and Alt-A exposure. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and incur additional OTTI losses. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	June 30,	December 31,
(In millions)	2009	2008

Short term investments available-for-sale:
Commercial paper	$986	$563
U.S. Treasury securities	2,483	2,258
Money market funds	238	329
Other, including collateral held related to securities lending	774	384

Total short term investments	$4,481	$3,534

There was no cash collateral held related to securities lending, included in other short term investments, at June 30, 2009 or December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the six months ended June 30, 2009, net cash provided by operating activities was $287 million as compared with $812 million for the same period in 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of our pension deposit business which we exited in 2008. Additionally, during the second quarter of 2009 we resumed the use of a trading portfolio for income enhancement purposes, resulting in the use of operating cash flows during 2009 to fund these activities.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2009, net cash used by investing activities was $220 million as compared with $231 million for the same period in 2008. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the six months ended June 30, 2009, net cash used by financing activities was $59 million as compared with $594 million for the same period in 2008. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews Corporation.

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

•
We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. A downgrade below our current ratings levels would also result in additional collateral requirements for derivative contracts for which we are in a liability position at any given point in time. The maximum potential collateralization requirements are approximately $70 million.

•
As of June 30, 2009, our holding company held short term investments of $454 million. Our holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, we believe that our holding company has sufficient liquidity to fund our preferred stock dividend and debt service payments in 2009.

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2009. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of June 30, 2009, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Submission of Matters to a Vote of Security Holders
Set forth below is information relating to the 2009 Annual Meeting of Stockholders of the Registrant.
The annual meeting was called to order at 10:00 a.m., April 22, 2009. Represented at the meeting, in person or by proxy, were 266,067,483 shares constituting approximately 99% of the issued and outstanding shares entitled to vote.
The following business was transacted:
1. Election of Directors
Approximately 95% of the votes cast for directors were voted for the election of the directors named below. The number of votes for and withheld with respect to each director is as follows:

	Votes For	Votes Withheld

Thomas F. Motamed	252,718,837	12,992,552
Paul J. Liska	265,352,098	359,291
Jose O. Montemayor	265,463,309	248,080
Don M. Randel	255,329,455	10,381,934
Joseph Rosenberg	252,902,347	12,809,042
Andrew H. Tisch	252,199,288	13,512,101
James S. Tisch	251,930,300	13,781,089
Marvin Zonis	255,145,502	10,565,887
There were no broker non-votes. Since the by-laws provide for director elections by plurality voting, votes may not be cast against any director.
2. Ratification of Appointment of Independent Registered Public Accounting Firm
Over 99% of the shares present and eligible to vote, voted to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Registrant for 2009. In addition, less than 1% of the shares eligible to vote either voted against the appointment or abstained. There were no broker non-votes.

	Votes For	Votes Against	Votes Abstained

Deloitte & Touche LLP	265,838,065	224,677	4,741

Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number

Amended and Restated Group Life and Health Indemnity Reinsurance Agreement, dated as of December 31, 2003, by and between Continental Assurance Company and Valley Forge Life Insurance Company and CNA Group Life Assurance Company	10.1

Amended and Restated Group Health Indemnity Reinsurance Agreement, dated as of December 31, 2003, by and between Continental Casualty Company and American Casualty Company of Reading, Pennsylvania and CNA Group Life Assurance Company	10.2

CAC Life and Annuity Indemnity Reinsurance Agreement, dated as of April 30, 2004, by and between Continental Assurance Company and Swiss Re Life & Health America Inc	10.3

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: August 3, 2009	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer