Form 10-Q
period 2009-09-30
CNA FINANCIAL CORP
filed 2009-11-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2009
Common Stock, Par value $2.50	269,026,759

CNA Financial Corporation
Index

CNA Financial Corporation (CNAF)
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2009	2008	2009	2008
Revenues
Net earned premiums	$1,707	$1,799	$5,035	$5,386
Net investment income	660	439	1,755	1,449
Net realized investment losses, net of participating policyholders’ interests:
Other-than-temporary impairment losses	(232)	(584)	(1,330)	(840)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	84	—	173	—

Net impairment losses recognized in earnings	(148)	(584)	(1,157)	(840)
Other net realized investment gains (losses)	48	(67)	228	27

Net realized investment losses, net of participating policyholders’ interests	(100)	(651)	(929)	(813)

Other revenues	73	72	213	240

Total revenues	2,340	1,659	6,074	6,262

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,283	1,519	3,919	4,380
Amortization of deferred acquisition costs	365	355	1,063	1,083
Other operating expenses	272	294	814	724
Interest	34	33	95	100

Total claims, benefits and expenses	1,954	2,201	5,891	6,287

Income (loss) from continuing operations before income tax	386	(542)	183	(25)
Income tax (expense) benefit	(108)	218	30	92

Income (loss) from continuing operations	278	(324)	213	67
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $9, $0 and $9	(1)	9	(2)	10

Net income (loss)	277	(315)	211	77
Net income attributable to noncontrolling interests	(14)	(16)	(38)	(40)

Net income (loss) attributable to CNAF	$263	$(331)	$173	$37

Income (Loss) Attributable to CNAF Common Stockholders

Income (loss) from continuing operations attributable to CNAF	$264	$(340)	$175	$27
Less: Dividends on 2008 Senior Preferred	(31)	—	(94)	—

Income (loss) from continuing operations attributable to CNAF common stockholders	233	(340)	81	27
Income (loss) from discontinued operations attributable to CNAF common stockholders	(1)	9	(2)	10

Income (loss) attributable to CNAF common stockholders	$232	$(331)	$79	$37

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2009	2008	2009	2008
Basic and Diluted Earnings (Loss) Per Share Attributable to CNAF Common Stockholders

Income (loss) from continuing operations attributable to CNAF common stockholders	$0.86	$(1.26)	$0.30	$0.10
Income (loss) from discontinued operations attributable to CNAF common stockholders	—	0.03	(0.01)	0.04

Basic and diluted earnings (loss) per share attributable to CNAF common stockholders	$0.86	$(1.23)	$0.29	$0.14

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.0	269.0	269.0	269.6

Diluted	269.2	269.1	269.1	269.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Net income (loss)	$277	$(315)	$211	$77

Other comprehensive income (loss), net of tax
Changes in:
Net unrealized losses on investments with other-than-temporary impairments	(36)	—	(70)	—
Net other unrealized gains (losses) on investments	1,906	(1,212)	3,815	(2,246)

Net unrealized gains (losses) on investments	1,870	(1,212)	3,745	(2,246)
Unrealized gains (losses) on discontinued operations and other	5	(3)	5	(3)
Foreign currency translation adjustment	39	(44)	110	(53)
Pension and postretirement benefits	1	(2)	4	(5)
Allocation to participating policyholders	(17)	10	(36)	24

Other comprehensive income (loss), net of tax	1,898	(1,251)	3,828	(2,283)

Comprehensive income (loss)	2,175	(1,566)	4,039	(2,206)
Net income attributable to noncontrolling interests	(14)	(16)	(38)	(40)
Other comprehensive (income) loss attributable to noncontrolling interests	(18)	9	(29)	17

Total comprehensive income (loss) attributable to CNAF	$2,143	$(1,573)	$3,972	$(2,229)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share data)	2009	2008
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $34,880 and $34,155)	$34,718	$28,887
Equity securities at fair value (cost of $639 and $1,016)	972	871
Limited partnership investments	1,890	1,683
Other invested assets	6	28
Short term investments	4,075	3,534

Total investments	41,661	35,003
Cash	128	85
Reinsurance receivables (less allowance for uncollectible receivables of $357 and $366)	6,644	7,395
Insurance receivables (less allowance for doubtful accounts of $211 and $221)	1,720	1,818
Accrued investment income	429	356
Receivables for securities sold and collateral	235	402
Deferred acquisition costs	1,138	1,125
Prepaid reinsurance premiums	223	237
Federal income tax recoverable (includes $428 and $299 due from Loews Corporation)	434	294
Deferred income taxes	1,383	3,493
Property and equipment at cost (less accumulated depreciation of $488 and $641)	363	393
Goodwill and other intangible assets	141	141
Other assets	624	562
Separate account business	452	384

Total assets	$55,575	$51,688

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$26,906	$27,593
Unearned premiums	3,392	3,406
Future policy benefits	7,864	7,529
Policyholders’ funds	200	243
Collateral on loaned securities and derivatives	1	6
Payables for securities purchased	502	12
Participating policyholders’ funds	55	20
Long term debt	2,056	2,058
Reinsurance balances payable	339	316
Other liabilities	2,553	2,824
Separate account business	452	384

Total liabilities	44,320	44,391

Commitments and contingencies (Notes D, E, G, H, and J)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 12,500 shares issued; held by Loews Corporation)	1,250	1,250
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,026,759 and 269,024,408 shares outstanding)	683	683
Additional paid-in capital	2,176	2,174
Retained earnings	7,046	6,845
Accumulated other comprehensive loss	(247)	(3,924)
Treasury stock (4,013,484 and 4,015,835 shares), at cost	(109)	(109)
Notes receivable for the issuance of common stock	(30)	(42)

Total CNAF stockholders’ equity	10,769	6,877
Noncontrolling interests	486	420

Total equity	11,255	7,297

Total liabilities and equity	$55,575	$51,688

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2009	2008
Cash Flows from Operating Activities
Net income	$211	$77
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	2	(10)
Loss on disposal of property and equipment	13	1
Deferred income tax provision	81	6
Trading portfolio activity	(621)	472
Net realized investment losses, net of participating policyholders’ interests	929	813
Undistributed (earnings) losses of equity method investees	(151)	137
Net amortization of investment discount	(169)	(217)
Depreciation	63	56
Changes in:
Receivables, net	849	712
Accrued investment income	(73)	(54)
Deferred acquisition costs	(13)	4
Prepaid reinsurance premiums	14	(6)
Federal income taxes recoverable	(140)	(276)
Insurance reserves	(488)	(238)
Reinsurance balances payable	23	(34)
Other assets	(66)	(6)
Other liabilities	(177)	(174)
Other, net	4	5

Total adjustments	80	1,191

Net cash flows provided by operating activities-continuing operations	$291	$1,268

Net cash flows used by operating activities-discontinued operations	$(16)	$(7)

Net cash flows provided by operating activities-total	$275	$1,261

Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(18,099)	$(39,989)
Proceeds from fixed maturity securities:
Sales	15,507	36,545
Maturities, calls and redemptions	2,568	3,374
Purchases of equity securities	(262)	(170)
Proceeds from sales of equity securities	510	177
Change in short term investments	(460)	(165)
Change in collateral on loaned securities and derivatives	(5)	(57)
Change in other investments	101	(153)
Purchases of property and equipment	(46)	(90)
Other, net	2	3

Net cash flows used by investing activities-continuing operations	$(184)	$(525)

Net cash flows provided by investing activities-discontinued operations	$16	$17

Net cash flows used by investing activities-total	$(168)	$(508)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Nine months ended September 30
(In millions)	2009	2008
Cash Flows from Financing Activities
Dividends paid to common stockholders	$—	$(122)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(94)	—
Principal payments on debt	—	(150)
Return of investment contract account balances	(10)	(421)
Receipts on investment contract account balances	3	3
Stock options exercised	1	1
Purchase of treasury stock	—	(70)
Other, net	28	26

Net cash flows used by financing activities-continuing operations	$(72)	$(733)

Net cash flows provided (used) by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(72)	$(733)

Effect of foreign exchange rate changes on cash-continuing operations	8	(6)

Net change in cash	43	14

Net cash transactions from continuing operations to discontinued operations	—	17
Net cash transactions from discontinued operations to continuing operations	—	(17)

Cash, beginning of year	85	101

Cash, end of period	$128	$115

Cash-continuing operations	$128	$115
Cash-discontinued operations	—	—

Cash-total	$128	$115

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation (CNAF)
Condensed Consolidated Statements of Equity (Unaudited)

Nine months ended September 30
(In millions)	2009	2008
Preferred Stock
Balance, beginning and end of period	$1,250	$—

Common Stock
Balance, beginning and end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,174	2,169
Stock-based compensation and other	2	3

Balance, end of period	2,176	2,172

Retained Earnings
Balance, beginning of period	6,845	7,285
Cumulative effect adjustment from change in impairment accounting guidance	122	—
Dividends paid to common stockholders	—	(122)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(94)	—
Net income attributable to CNAF	173	37

Balance, end of period	7,046	7,200

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(3,924)	103
Cumulative effect adjustment from change in impairment accounting guidance	(122)	—
Other comprehensive income (loss) attributable to CNAF	3,799	(2,266)

Balance, end of period	(247)	(2,163)

Treasury Stock
Balance, beginning of period	(109)	(39)
Purchase of treasury stock	—	(70)

Balance, end of period	(109)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(42)	(51)
Decrease in notes receivable for the issuance of common stock	12	4

Balance, end of period	(30)	(47)

Total CNAF Stockholders’ Equity	10,769	7,736

Noncontrolling Interests
Balance, beginning of period	420	385
Net income	38	40
Other comprehensive income (loss)	29	(17)
Other	(1)	(4)

Balance, end of period	486	404

Total Equity	$11,255	$8,140

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of September 30, 2009. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2009.
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
The interim financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. For the period ended September 30, 2009, management has evaluated all subsequent events through the filing date of November 2, 2009.
Note B. Accounting Standards Updates
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the Financial Accounting Standards Board issued updated accounting guidance, which amended the other-than-temporary impairment (OTTI) loss model for fixed maturity securities. A fixed maturity security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. The updated accounting guidance requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed maturity security or if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis.
The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. If the Company does not expect to recover the entire amortized cost basis of a fixed maturity security, the security is deemed to be other-than-temporarily impaired for credit reasons. For these securities, the bifurcation of OTTI losses into a credit component and a non-credit component is required by the updated accounting guidance. The credit component is recognized in earnings and represents the difference between the present value of the future cash flows that the Company expects to collect and a fixed maturity security’s amortized cost basis. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the present value of the future cash flows that the Company expects to collect.
Prior to the adoption of the updated accounting guidance, OTTI losses were not bifurcated between credit and non-credit components. The difference between fair value and amortized cost was recognized in earnings for all securities for which the Company did not expect to recover the amortized cost basis, or for which the Company did not have the ability and intent to hold until recovery of fair value to amortized cost.
The adoption of this updated accounting guidance as of April 1, 2009 resulted in a cumulative effect adjustment of $122 million, net of tax, which was reclassified to Accumulated other comprehensive income (AOCI) from Retained earnings on the Condensed Consolidated Statement of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that are still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009.
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
For the three and nine months ended September 30, 2009, approximately 160 thousand and 90 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1.7 million and 2.0 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three months ended September 30, 2008, as a result of the net loss, no potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive. For the nine months ended September 30, 2008, approximately 60 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For that same period, approximately 1.1 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly. Dividends of $31 million and $94 million on the 2008 Senior Preferred were declared and paid for the three and nine months ended September 30, 2009.
No common stock dividends were declared or paid for the three or nine months ended September 30, 2009. Dividends of $0.15 and $0.45 per share of common stock were declared and paid for the three and nine months ended September 30, 2008.

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Fixed maturity securities	$496	$501	$1,458	$1,495
Short term investments	7	29	28	94
Limited partnerships	145	(77)	240	(70)
Equity securities	11	18	39	62
Trading portfolio – indexed group annuity (a)	—	(22)	—	(103)
Trading portfolio – other (b)	12	(1)	20	(1)
Other	2	3	6	14

Gross investment income	673	451	1,791	1,491
Investment expense	(13)	(12)	(36)	(42)

Net investment income	$660	$439	$1,755	$1,449

(a)
The gains (losses) related to the indexed group annuity trading portfolio, including net unrealized gains (losses), were substantially offset by a corresponding change in the policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations.

(b)	Net unrealized gains on trading securities still held included in net investment income were $6 million for the three and nine months ended September 30, 2009.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$148	$75	$352	$275
Gross realized losses	(260)	(390)	(1,214)	(750)

Net realized investment losses on fixed maturity securities	(112)	(315)	(862)	(475)

Equity securities:
Gross realized gains	20	10	97	21
Gross realized losses	(1)	(386)	(230)	(426)

Net realized investment gains (losses) on equity securities	19	(376)	(133)	(405)

Derivatives	(13)	35	51	47
Short term investments and other	6	5	15	20

Net realized investment losses, net of participating policyholders’ interests	$(100)	$(651)	$(929)	$(813)

The components of OTTI losses recognized in earnings by asset type are summarized in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Fixed maturity securities available-for-sale:

Asset-backed securities:
Residential mortgage-backed securities	$108	$29	$376	$142
Commercial mortgage-backed securities	4	1	185	57
Other asset-backed securities	—	—	31	10

Total asset-backed securities	112	30	592	209

States, municipalities and political subdivisions – tax-exempt securities	12	1	27	1
Corporate and other taxable bonds	24	247	308	288
Redeemable preferred stock	—	—	9	—

Total fixed maturity securities available-for-sale	148	278	936	498

Equity securities available-for-sale:
Common stock	—	51	4	79
Preferred stock	—	255	217	263

Total equity securities available-for-sale	—	306	221	342

Net OTTI losses recognized in earnings	$148	$584	$1,157	$840

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
Prior to the adoption of the updated accounting guidance related to OTTI in the second quarter of 2009 as further discussed in Note B, the Company applied the impairment model described in the paragraph above to both fixed maturity and equity securities.
The following table provides a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
September 30, 2009	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
(In millions)	Cost	Gains	12 Months	or Greater	Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$223	$27	$1	$—	$249	$—

Asset-backed securities:
Residential mortgage-backed securities	7,345	81	371	500	6,555	190
Commercial mortgage-backed securities	760	4	4	161	599	6
Other asset-backed securities	701	12	1	40	672	—

Total asset-backed securities	8,806	97	376	701	7,826	196

States, municipalities and political subdivisions – tax-exempt securities	7,434	295	75	168	7,486	—
Corporate and other taxable bonds	17,752	1,233	281	214	18,490	25
Redeemable preferred stock	49	3	—	1	51	—

Total fixed maturity securities available-for-sale	34,264	1,655	733	1,084	34,102	$221

Total fixed maturity securities trading	616	—	—	—	616

Equity securities available-for-sale:
Common stock	60	381	—	2	439
Preferred stock	579	39	18	67	533

Total equity securities available-for-sale	639	420	18	69	972

Total	$35,519	$2,075	$751	$1,153	$35,690

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
December 31, 2008	Amortized	Unrealized	Less than	12 Months	Fair
(In millions)	Cost	Gains	12 Months	or Greater	Value
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1	$—	$2,930
Asset-backed securities	9,670	24	961	969	7,764
States, municipalities and political subdivisions – tax-exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47

Total fixed maturity securities available-for-sale	34,154	459	2,758	2,969	28,886

Total fixed maturity securities trading	1	—	—	—	1

Equity securities available-for-sale:
Common stock	134	190	1	3	320
Preferred stock	882	5	15	321	551

Total equity securities available-for-sale	1,016	195	16	324	871

Total	$35,171	$654	$2,774	$3,293	$29,758

The amount of pretax net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $92 million and $989 million for the three and nine months ended September 30, 2009.
Activity for the three months ended September 30, 2009 and for the period from April 1, 2009 to September 30, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at September 30, 2009 was as follows.

		Period from
	Three Months ended	April 1, 2009 to
(In millions)	September 30, 2009	September 30, 2009
Beginning balance of credit losses on fixed maturity securities	$212	$192

Additional credit losses for which an OTTI loss was previously recognized	57	78
Additional credit losses for which an OTTI loss was not previously recognized	65	149
Reductions for securities sold during the period	(114)	(150)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(11)	(60)

Ending balance of credit losses on fixed maturity securities	$209	$209

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the September 30, 2009 Summary of Fixed Maturity and Equity Securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
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
The market disruption that emerged during 2008 has significantly subsided in the third quarter of 2009. The government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in the third quarter. Risk free interest rates approached multi-year lows and corporate credit spreads continued to narrow resulting in improvement in the Company’s unrealized position. However, fair market values in the asset-backed sector continue to be depressed due to continued concerns with underlying residential and commercial collateral.
Common stock holdings at September 30, 2009 were in a gross unrealized gain of $381 million. The majority of this gain was the Company’s common stock holdings in Verisk Analytics Inc. (Verisk), which began trading on October 7, 2009 after an initial public offering (IPO). The gross unrealized gain reflects this security valued using the IPO price as a significant input. The Company sold all of its common stock holdings in the IPO resulting in a pretax realized investment gain of $370 million that will be reflected in the fourth quarter of 2009.
Asset-Backed Securities
The fair value of total asset-backed holdings at September 30, 2009 was $7,826 million which was comprised of over 2,125 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 224 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 315 structured securities in a gross unrealized loss position. In addition, there were 49 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 17% of amortized cost.
Commercial mortgage-backed securities include 41 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 24% of amortized cost.
Other asset-backed securities include 27 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 12% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at September 30, 2009.
Gross Unrealized Losses by Ratings Distribution
September 30, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
U.S. Government Agencies	$409	$400	$9
AAA	2,730	2,363	367
AA	490	384	106
A	457	342	115
BBB	422	336	86
Non-investment grade and equity tranches	1,652	1,258	394

Total	$6,160	$5,083	$1,077

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding credit worthiness, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009.
States, Municipalities and Political Subdivisions – Tax-Exempt Securities
The tax-exempt portfolio consists primarily of special revenue and assessment bonds, representing 82% of the overall portfolio, followed by general obligation political subdivision bonds at 15% and state general obligation bonds at 3%.
The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to market conditions in certain sectors or states that continue to lag behind the broader municipal market recovery. Market conditions in the tax-exempt sector have improved during 2009. However, yields for certain issuers and types of securities, such as auction rate and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on other fixed income alternatives. The holdings for all tax-exempt securities in this category include 249 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 8% of amortized cost.
The following table summarizes the ratings distribution of tax-exempt securities in a gross unrealized loss position at September 30, 2009.
Gross Unrealized Losses by Ratings Distribution
September 30, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Loss
AAA	$1,127	$1,089	$38
AA	664	591	73
A	333	315	18
BBB	712	600	112
Non-investment grade	48	46	2

Total	$2,884	$2,641	$243

The largest exposures at September 30, 2009 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $106 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $45 million. All of these securities are investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding credit worthiness; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009.
Corporate and Other Taxable Bonds
The holdings in this category include 405 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 12% of amortized cost.

The following tables summarize corporate and other taxable bonds in a gross unrealized loss position at September 30, 2009 across industry sectors and by ratings distribution.

September 30, 2009		Estimated	Gross
(In millions)	Amortized Cost	Fair Value	Unrealized Loss
Communications	$287	$276	$11
Consumer, Cyclical	490	434	56
Consumer, Non-cyclical	275	256	19
Energy	315	296	19
Financial	1,962	1,670	292
Industrial	235	211	24
Utilities	469	419	50
Other	252	228	24

Total	$4,285	$3,790	$495

Gross Unrealized Losses by Ratings Distribution
September 30, 2009
(In millions)

		Estimated	Gross
Rating	Amortized Cost	Fair Value	Unrealized Loss
AAA	$63	$57	$6
AA	80	79	1
A	951	864	87
BBB	1,900	1,686	214
Non-investment grade	1,291	1,104	187

Total	$4,285	$3,790	$495

The unrealized losses on corporate and other taxable bonds are primarily attributable to lingering impacts of the broader credit market deterioration throughout 2008 that resulted in widening of credit spreads over risk free interest rates beyond historical norms. These conditions continue in certain sectors, such as financial, that the market continues to view as out of favor. Overall conditions in the corporate bond market have significantly improved throughout 2009 resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding credit worthiness; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009.
The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $711 million and an aggregate amortized cost of $899 million.
Non-Redeemable Preferred Stock
The unrealized losses on the Company’s investments in non-redeemable preferred stock were caused by factors similar to those that affected the Company’s corporate bond portfolio. Approximately 79% of the gross unrealized losses in this category come from securities issued by financial institutions and 21% from utilities. The holdings in this category include 23 securities in a gross unrealized loss position. The following table summarizes non-redeemable preferred stocks in a gross unrealized loss position at September 30, 2009 by ratings distribution.

Gross Unrealized Losses by Ratings Distribution
September 30, 2009
(In millions)

			Gross
		Estimated	Unrealized
Rating	Amortized Cost	Fair Value	Loss
A	$95	$81	$14
BBB	396	331	65
Non-investment grade	18	12	6

Total	$509	$424	$85

The majority of securities in this category relate to the banking and mortgage industries. These securities continue to experience what the Company believes to be temporarily depressed valuations. The Company has no current intent to sell these securities, nor is it more likely than not it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding credit worthiness; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009. This evaluation was made on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2009		December 31, 2008
	Cost or	Estimated	Cost or	Estimated
Contractual Maturity	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Due in one year or less	$1,206	$1,176	$3,105	$2,707
Due after one year through five years	10,058	9,990	10,295	9,210
Due after five years through ten years	8,998	8,928	5,929	4,822
Due after ten years	14,002	14,008	14,825	12,147

Total	$34,264	$34,102	$34,154	$28,886

Auction Rate Securities
The investment portfolio includes auction rate securities which are primarily issued by student loan agencies from ten states and are substantially guaranteed by the Federal Family Education Loan Program (FFELP). The fair value of auction rate securities held at September 30, 2009 was $945 million, with no gross unrealized gains and gross unrealized losses of $75 million. The average rating on these holdings was AAA. At September 30, 2009, three auction rate securities, with a fair value of $68 million and gross unrealized losses of $20 million, were paying below market penalty rates.

Limited Partnerships
The carrying value of limited partnerships as of September 30, 2009 and December 31, 2008 was approximately $1.9 billion and $1.7 billion. At September 30, 2009, limited partnerships comprising 47% of the total carrying value are reported on a current basis through September 30, 2009 with no reporting lag, 43% are reported on a one month lag and the remainder are reported on more than a one month lag. As of September 30, 2009 and December 31, 2008, the Company had 78 and 82 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company generally does not invest in highly leveraged partnerships.
Of the limited partnerships held, 90% or approximately $1.7 billion in carrying value at September 30, 2009 and 89% or approximately $1.5 billion in carrying value at December 31, 2008, employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 46% are equity related, 28% pursue a multi-strategy approach, 21% are focused on distressed investments and 5% are fixed income related.
Limited partnerships representing 6% or $117 million at September 30, 2009 and 7% or $126 million at December 31, 2008 were invested in private equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,164 million and $915 million as of September 30, 2009 and December 31, 2008. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Condensed Consolidated Balance Sheets represents approximately 4% and 3% of the aggregate partnership equity at September 30, 2009 and December 31, 2008, and the related income reflected on the Condensed Consolidated Statements of Operations represents approximately 4% of the changes in partnership equity for all limited partnership investments for the nine months ended September 30, 2009 and 2008.
The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
Investment Commitments
As of September 30, 2009, the Company had committed approximately $254 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2009, the Company had commitments to purchase $295 million and sell $214 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Condensed Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2009, the Company had obligations on unfunded bank loan participations in the amount of $9 million.

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
The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk in the normal course of portfolio management which includes rebalancing its existing portfolios of assets and liabilities. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt.
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
The tables below summarize CDS contracts where the Company sold credit protection as of September 30, 2009 and December 31, 2008. The fair value of the contracts represents the amount that the Company would have to pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts. The largest single reference obligation as of September 30, 2009 represented 76% of the total notional value and was rated BBB. The largest single reference obligation as of December 31, 2008 represented 20% of the total notional value and was rated AAA.
Credit Ratings of Underlying Reference
   Obligations

	Fair Value of	Maximum Amount of	Weighted
September 30, 2009	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
BBB	$—	$25	0.2
B	—	8	3.4

Total	$—	$33	1.0

Credit Ratings of Underlying Reference
   Obligations

	Fair Value of	Maximum Amount of	Weighted
December 31, 2008	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
B	(2)	8	4.1
CCC and lower	(29)	45	4.5

Total	$(43)	$148	6.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $9 million and $74 million at September 30, 2009 and December 31, 2008. The fair value of cash collateral received from counterparties was $1 million and $6 million at September 30, 2009 and December 31, 2008.
See Note F for information regarding the fair value of derivatives securities. The Company’s accounting for changes in the fair value of derivatives not held in a trading portfolio is reported in Net realized investment gains (losses) on the Condensed Consolidated Statements of Operations.

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Without hedge designation
Interest rate swaps	$—	$4	$61	$6
Credit default swaps — purchased protection	(11)	53	(46)	64
Credit default swaps — sold protection	—	(4)	2	(13)
Total return swaps	—	—	(2)	—
Futures sold, not yet purchased	(2)	(23)	21	(12)
Commitments to purchase government and municipal securities (TBAs)	—	3	—	3
Options embedded in convertible debt securities	—	1	—	1
Equity warrants	—	—	—	(2)
Options written	—	—	15	—

Trading activities
Futures purchased	—	(18)	—	(96)
Futures sold, not yet purchased	(4)	—	(5)	1
Currency forwards	—	—	—	1

Total	$(17)	$16	$46	$(47)

The derivatives held for trading purposes are carried at fair value with the related gains and losses included within Net investment income on the Condensed Consolidated Statements of Operations. The Company’s derivative activities in the trading portfolio in 2009 are associated with the resumption of a trading portfolio for income enhancement purposes. The Company’s derivative activities in the trading portfolio in 2008 were associated with its pension deposit business, through which the Company was exposed to equity price risk associated with its indexed group annuity contracts. A corresponding increase or decrease was reflected in the Policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations. During 2008, the Company exited the indexed group annuity portion of its pension deposit business.
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

Derivative Financial Instruments

	Contractual/
September 30, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$159	$2	$(12)
Credit default swaps — sold protection	33	—	—
Futures sold, not yet purchased	174	—	—
Equity warrants	2	—	—

Trading activities
Futures sold, not yet purchased	130	—	—

Total	$498	$2	$(12)

Derivative Financial Instruments

	Contractual/
December 31, 2008	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Interest rate swaps	$900	$—	$(66)
Credit default swaps — purchased protection	405	24	(2)
Credit default swaps — sold protection	148	—	(43)
Equity warrants	4	—	—

Total	$1,457	$24	$(111)

During the three and nine months ended September 30, 2009, new derivative transactions entered into totaled approximately $8 billion and $18 billion in notional value while derivative termination activity totaled approximately $8 billion and $19 billion. The activity during the three months ended September 30, 2009 was primarily attributable to interest rate futures. The activity during the nine months ended September 30, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
September 30, 2009				assets/(liabilities)
(in millions)	Level 1	Level 2	Level 3	at fair value
Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$731	$96	$—	$827

Asset-backed securities:
Residential mortgage-backed securities	—	5,818	737	6,555
Commercial mortgage-backed securities	—	388	211	599
Other asset-backed securities	—	384	288	672

Total asset-backed securities	—	6,590	1,236	7,826

States, municipalities and political subdivisions - tax-exempt securities	—	6,716	770	7,486
Corporate and other taxable bonds	139	17,617	772	18,528
Redeemable preferred stock	—	49	2	51

Total fixed maturity securities	870	31,068	2,780	34,718

Equity securities	478	484	10	972
Derivative financial instruments, included in Other invested assets	—	—	2	2
Short term investments	3,036	1,031	8	4,075
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	25	107	16	148
Separate account business	59	353	40	452

Total assets	$4,468	$33,043	$2,985	$40,496

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(12)	$(12)

Total liabilities	$—	$—	$(12)	$(12)

				Total
December 31, 2008				assets/(liabilities)
(in millions)	Level 1	Level 2	Level 3	at fair value
Assets
Fixed maturity securities	$2,028	$24,367	$2,492	$28,887
Equity securities	567	94	210	871
Derivative financial instruments, included in Other invested assets	—	—	24	24
Short term investments	2,926	608	—	3,534
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	83	59	15	157
Separate account business	40	306	38	384

Total assets	$5,644	$25,434	$2,908	$33,986

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(111)	$(111)

Total liabilities	$—	$—	$(111)	$(111)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and 2008.

			Net realized
			investment
		Net realized	gains (losses)
		investment	and net
		gains (losses)	change in
		and net	unrealized					Unrealized gains
		change in	appreciation					(losses) on Level
		unrealized	(depreciation)	Purchases,				3 assets and
		appreciation	included in	sales,				liabilities held at
		(depreciation)	other	issuances	Transfers	Transfers	Balance at	September 30,
Level 3	Balance at	included in	comprehensive	and	into	out of	September 30,	2009 recognized
(in millions)	July 1, 2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$808	$1	$62	$20	$—	$(154)	$737	$(1)
Commercial mortgage-backed securities	175	(3)	28	11	—	—	211	(3)
Other asset-backed securities	141	1	14	132	—	—	288	—

Total asset-backed securities	1,124	(1)	104	163	—	(154)	1,236	(4)

States, municipalities and political subdivisions-tax-exempt securities	785	—	19	(34)	—	—	770	—
Corporate and other taxable bonds	730	(10)	67	63	5	(83)	772	(10)
Redeemable preferred stock	1	—	1	—	—	—	2	—

Total fixed maturity securities	2,640	(11)	191	192	5	(237)	2,780	(14)

Equity securities	209	—	—	—	—	(199)	10	—
Derivative financial instruments, net	(10)	(10)	—	10	—	—	(10)	(4)
Short term investments	—	—	1	7	—	—	8	—
Life settlement contracts	126	8	—	(5)	—	—	129	5
Discontinued operations investments	13	—	3	—	—	—	16	—
Separate account business	38	—	—	3	—	(1)	40	—

Total	$3,016	$(13)	$195	$207	$5	$(437)	$2,973	$(13)

		Net realized	Net realized
		investment	investment gains
		gains (losses)	(losses) and net					Unrealized
		and net	change in					gains (losses) on
		change in	unrealized					Level 3 assets
		unrealized	appreciation	Purchases,				and liabilities
		appreciation	(depreciation)	sales,				held at
		(depreciation)	included in other	issuances	Transfers	Transfers	Balance at	September 30,
Level 3	Balance at	included in	comprehensive	and	into	out of	September 30,	2008 recognized
(in millions)	July 1, 2008	net loss*	loss	settlements	Level 3	Level 3	2008	in net loss*
Fixed maturity securities	$3,213	$(27)	$(103)	$(152)	$138	$(87)	$2,982	$(23)
Equity securities	261	—	(1)	(23)	—	(23)	214	—
Derivative financial instruments, net	(67)	54	—	22	—	—	9	76
Short term investments	—	—	—	—	—	—	—	—
Life settlement contracts	118	4	—	(1)	—	—	121	3
Discontinued operations investments	23	—	(2)	(1)	—	—	20	—
Separate account business	45	—	(7)	(1)	6	—	43	—

Total	$3,593	$31	$(113)	$(156)	$144	$(110)	$3,389	$56

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and 2008.

		Net realized	Net realized
		investment	investment gains
		gains (losses)	(losses) and net					Unrealized
		and net	change in					gains (losses) on
		change in	unrealized					Level 3 assets
		unrealized	appreciation	Purchases,				and liabilities
		appreciation	(depreciation)	sales,				held at
		(depreciation)	included in other	issuances	Transfers	Transfers	Balance at	September 30,
Level 3	Balance at	included in	comprehensive	and	into	out of	September 30,	2009 recognized
(in millions)	January 1, 2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(22)	$98	$(28)	$71	$(164)	$737	$(13)
Commercial mortgage-backed securities	186	(168)	170	(3)	26	—	211	(166)
Other asset-backed securities	139	(29)	54	90	153	(119)	288	(31)

Total asset-backed securities	1,107	(219)	322	59	250	(283)	1,236	(210)

States, municipalities and political subdivisions-tax-exempt securities	750	—	74	(54)	—	—	770	—
Corporate and other taxable bonds	622	(15)	113	130	23	(101)	772	(15)
Redeemable preferred stock	13	(9)	9	7	—	(18)	2	(9)

Total fixed maturity securities	2,492	(243)	518	142	273	(402)	2,780	(234)

Equity securities	210	—	(1)	—	—	(199)	10	—
Derivative financial instruments, net	(87)	15	—	62	—	—	(10)	(11)
Short term investments	—	—	1	7	—	—	8	—
Life settlement contracts	129	24	—	(24)	—	—	129	7
Discontinued operations investments	15	—	3	(2)	—	—	16	—
Separate account business	38	—	—	3	—	(1)	40	—

Total	$2,797	$(204)	$521	$188	$273	$(602)	$2,973	$(238)

		Net realized
		investment	Net realized
		gains (losses)	investment gains
		and net	(losses) and net					Unrealized gains
		change in	change in					(losses) on Level
		unrealized	unrealized	Purchases,				3 assets and
		appreciation	appreciation	sales,				liabilities held at
	Balance at	(depreciation)	(depreciation)	issuances	Transfers	Transfers	Balance at	September 30,
Level 3	January 1,	included in	included in other	and	into	out of	September 30,	2008 recognized
(in millions)	2008	net income*	comprehensive loss	settlements	Level 3	Level 3	2008	in net income*
Fixed maturity securities	$2,684	$(150)	$(373)	$(68)	$1,392	$(503)	$2,982	$(158)
Equity securities	196	(2)	(4)	25	22	(23)	214	(4)
Derivative financial instruments, net	2	55	—	(48)	—	—	9	7
Short term investments	85	—	—	—	—	(85)	—	—
Life settlement contracts	115	34	—	(28)	—	—	121	8
Discontinued operations investments	42	—	(2)	(3)	—	(17)	20	—
Separate account business	30	—	(11)	(2)	26	—	43	—

Total	$3,154	$(63)	$(390)	$(124)	$1,440	$(628)	$3,389	$(147)

*	Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statement of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)

Fixed maturity securities trading	Net investment income

Equity securities	Net realized investment gains (losses)

Derivative financial instruments held in a trading portfolio	Net investment income

Derivative financial instruments, other	Net realized investment gains (losses)

Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period.
For the nine months ended September 30, 2009, transfers into Level 3 related primarily to structured securities with underlying auto loan collateral and structured securities with residential and commercial mortgage collateral. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include estimates of future cash flows and the maturity assumption.
Securities transferred out of Level 3 included a large common stock holding in Verisk, which began trading on October 7, 2009 after an IPO as discussed in Note D. The Verisk holding had been previously valued using a discounted cash flow analysis model, adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. This security has been transferred to Level 2 based on the use of the observable IPO price as a significant input.
In addition, for the nine months ended September 30, 2009, transfers out of Level 3 related primarily to structured securities with underlying auto loan collateral and structured securities with residential mortgage collateral. These structured securities with underlying auto loan and residential mortgage loan collateral are currently valued using observable market information and inputs from external pricing sources.
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

Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include equity securities that are priced using internal models with inputs that are not market observable.
Derivative Financial Instruments
Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 includes commercial paper, for which all inputs are observable. Level 3 securities include bank debt securities purchased within one year of maturity where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency to the market inputs used.
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

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value
Financial assets
Notes receivable for the issuance of common stock	$30	$30	$42	$42

Financial liabilities
Premium deposits and annuity contracts	$107	$110	$111	$113
Long term debt	2,056	1,953	2,058	1,585

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $23 million and $79 million for the three and nine months ended September 30, 2009 for events occurring in those periods. Catastrophe losses in 2009 related primarily to tornadoes, floods, hail and wind. The Company reported catastrophe losses, net of reinsurance, of $248 million and $348 million for the three and nine months ended September 30, 2008 for events occurring in those periods. Catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.
The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.

A&E Reserves
CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	September 30, 2009		December 31, 2008
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution
Gross reserves	$1,912	$345	$2,112	$392
Ceded reserves	(821)	(119)	(910)	(130)

Net reserves	$1,091	$226	$1,202	$262

Asbestos
There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2009. The Company recorded $18 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008. The Company paid asbestos-related claims, net of reinsurance recoveries, of $111 million and $125 million for the nine months ended September 30, 2009 and 2008.
The ultimate cost of reported claims, and in particular A&E claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified, pending rulings are critical to the evaluation of the ultimate cost to the Company. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Certain asbestos claim litigation in which CNA is currently engaged is described below:
A.P. Green: On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow-Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. On July 25, 2008, the District Court affirmed the Bankruptcy

Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued on May 21, 2009 and the parties are awaiting the court’s decision.
Keasbey: CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (Keasbey) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, currently a dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey. However, under New York court rules, asbestos claims are not cognizable unless they meet certain minimum medical impairment standards. Since 2002, when these court rules were adopted, only a small portion of such claims have met medical impairment criteria under New York court rules and as to the remaining claims, Keasbey’s involvement at a number of work sites is a highly contested issue.
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
On December 30, 2008, a New York appellate court entered a unanimous decision in favor of CNA on multiple alternative grounds including findings that claims arising out of Keasbey’s asbestos insulating activities are included within the products hazard/completed operations coverage, which has been exhausted; and that the defendant claimant class is subject to the affirmative defenses that CNA may have had against Keasbey, barring all coverage claims. The New York Court of Appeals has denied leave for a further appeal and, subject to a motion to reargue, the December 30, 2008 ruling in favor of CNA is final.
Burns & Roe: CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (Burns & Roe). CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement in the Burns & Roe bankruptcy proceeding which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. That agreement was included in the Burns & Roe Bankruptcy Plan which became final on June 15, 2009 and was not appealed. The potential outcome will depend on whether the plaintiffs can successfully prosecute their claims in the tort system and, further, whether those claims are covered by the CNA policies. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Direct Action Case — Montana: On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is held in two phases. The first phase was held in June 2009. The second phase began in September 2009 and will continue through January 2010. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution
There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2009. The Company recorded $3 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008. The Company paid environmental pollution-related claims, net of reinsurance recoveries, of $36 million and $51 million for the nine months ended September 30, 2009 and 2008.
Net Prior Year Development
The following tables and discussion include the net prior year development recorded for Standard Lines, Specialty Lines and Corporate & Other Non-Core. Favorable net prior year development of $75 million was recorded in the Life & Group Non-Core segment for the nine months ended September 30, 2009. Included in this amount is the impact of a settlement reached in September 2009 with Willis Limited that resolves litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay the Company a total of $130 million, which is reported as a loss recovery of $94 million, net of reinsurance. For the nine months ended September 30, 2008 for the Life & Group Non-Core segment, unfavorable net prior year development of $10 million was recorded.
The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance.

Three Month Comparison
Net Prior Year Development
Three months ended September 30, 2009

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(13)	$(47)	$1	$(59)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(13)	(47)	1	(59)

Pretax (favorable) unfavorable premium development	12	—	—	12

Total pretax (favorable) unfavorable net prior year development	$(1)	$(47)	$1	$(47)

Net Prior Year Development
Three months ended September 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(4)	$(68)	$1	$(71)
A&E	—	—	13	13

Pretax (favorable) unfavorable net prior year development before impact of premium development	(4)	(68)	14	(58)

Pretax (favorable) unfavorable premium development	3	(2)	(3)	(2)

Total pretax (favorable) unfavorable net prior year development	$(1)	$(70)	$11	$(60)

2009 Net Prior Year Development
Standard Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability, partially offset by unfavorable experience in workers’ compensation.
Approximately $56 million of favorable development was primarily due to claims closing favorable to expectations on non-construction defect general liability exposures in accident years 2003 and prior.

Approximately $47 million of unfavorable development was due to increased paid and incurred severity on workers’ compensation business, primarily in accident years 2004, 2007 and 2008 on small and middle markets business.
Specialty Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in professional liability, directors and officers and surety business.
Approximately $20 million of favorable development was recorded for professional liability coverages driven by lower than expected large claim frequency, primarily related to accountants and lawyers in accident years 2004 through 2006. Approximately $11 million of favorable development was primarily related to directors and officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency.
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

Nine Month Comparison
Net Prior Year Development
Nine months ended September 30, 2009

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(123)	$(128)	$6	$(245)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(123)	(128)	6	(245)

Pretax (favorable) unfavorable premium development	88	(3)	(3)	82

Total pretax (favorable) unfavorable net prior year development	$(35)	$(131)	$3	$(163)

Net Prior Year Development
Nine months ended September 30, 2008

			Corporate &
	Standard	Specialty	Other Non-
(In millions)	Lines	Lines	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(54)	$(50)	$9	$(95)
A&E	—	—	21	21

Pretax (favorable) unfavorable net prior year development before impact of premium development	(54)	(50)	30	(74)

Pretax (favorable) unfavorable premium development	4	(20)	(3)	(19)

Total pretax (favorable) unfavorable net prior year development	$(50)	$(70)	$27	$(93)

2009 Net Prior Year Development
Standard Lines
The favorable net prior year development was primarily due to favorable experience in property and general liability, partially offset by unfavorable experience in workers’ compensation.
Favorable claim and allocated claim adjustment expense reserve development of approximately $81 million was primarily due to experience in property coverages. Prior year catastrophe reserves decreased approximately $64 million, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims relating to catastrophes in accident year 2008. An additional $17 million of favorable development was due to non-catastrophe related favorable loss emergence on large property coverages, primarily in accident years 2007 and 2008. Additional favorable development of approximately $81 million was related to general liability exposures.

Of this, $25 million was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior. The remaining favorable development was primarily due to claims closing favorable to expectations on non-construction defect general liability exposures in accident years 2003 and prior.
Approximately $51 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased paid and incurred severity on workers’ compensation business primarily in accident years 2004, 2007 and 2008 on small and middle markets business.
Approximately $40 million of unfavorable premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional unfavorable premium development was due to an estimated liability for an assessment related to a reinsurance association and less premium processing on auditable policies than expected.
Specialty Lines
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, professional liability, directors and officers and surety business.
Favorable development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations. Additional favorable development of $35 million was recorded for professional liability coverages. This favorable experience was related to several items, including favorable experience on a number of large claims related to financial institutions in accident years 2003 and prior, decreased frequency of large claims in accident years 2007 and prior related to financial institutions, and lower than expected large claim frequency related to accountants and lawyers in accident years 2004 through 2006. Approximately $30 million of favorable development was primarily related to directors and officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency. An additional $4 million of favorable development was a result of favorable outcomes on claims relating to catastrophes in accident year 2005.
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
California Long Term Care Litigation
Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNAF knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNAF and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The appeal has been fully briefed. Oral argument has been scheduled for November 2009. The Company believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.
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

Note I. Benefit Plans
The components of net periodic benefit plan cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Pension cost (benefit)
Service cost	$4	$5	$12	$15
Interest cost on projected benefit obligation	38	37	115	110
Expected return on plan assets	(37)	(45)	(109)	(134)
Actuarial loss	7	1	19	3

Net periodic pension cost (benefit)	$12	$(2)	$37	$(6)

Postretirement benefit
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	3	2	7	6
Prior service cost amortization	(4)	(3)	(12)	(11)
Actuarial loss	—	—	—	1

Net periodic postretirement benefit	$(1)	$(1)	$(4)	$(3)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments at September 30, 2009 that the Company could be required to pay under this guarantee are approximately $133 million. If CNA were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2009, there were approximately $5 million of outstanding letters of credit.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $15 million at September 30, 2009. Estimated future minimum payments under these contracts are $9 million in 2009, $3 million in 2010 and $3 million in 2011.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2009, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of September 30, 2009 and December 31, 2008, the Company has recorded liabilities of approximately $16 million and $22 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
CNAF has also guaranteed certain collateral obligations of a large national contractor’s letters of credit. As of September 30, 2009, these guarantees aggregated $4 million. Payment under these guarantees is reasonably possible based on various factors, including the underlying credit worthiness of the contractor.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I (Issuer Trust), CNA Surety has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments the Company could make under the guarantee is approximately $58 million, consisting of annual dividend payments of approximately $1.1 million through April 2034 and the redemption value of $30 million. Because payment under the guarantee would only be required if the Company does not fulfill its obligations under the debentures held by the Issuer Trust, the Company has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and the Company does not believe that a payment is likely under this guarantee.

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
Net operating income (loss) is calculated by excluding from net income (loss) attributable to CNAF the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended				Corporate
September 30, 2009	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$702	$859	$149	$(3)	$—	$1,707
Net investment income	243	187	169	61	—	660
Other revenues	12	54	2	5	—	73

Total operating revenues	957	1,100	320	63	—	2,440

Claims, benefits and expenses
Net incurred claims and benefits	519	533	199	25	—	1,276
Policyholders’ dividends	4	1	2	—	—	7
Amortization of deferred acquisition costs	169	191	5	—	—	365
Other insurance related expenses	95	63	45	1	—	204
Other expenses	9	59	7	27	—	102

Total claims, benefits and expenses	796	847	258	53	—	1,954

Operating income from continuing operations before income tax	161	253	62	10	—	486
Income tax expense on operating income	(49)	(81)	(11)	(1)	—	(142)
Net operating income, after-tax, attributable to noncontrolling interests	—	(13)	—	—	—	(13)

Net operating income from continuing operations attributable to CNAF	112	159	51	9	—	331

Net realized investment gains (losses), net of participating policyholders’ interests	(69)	(35)	21	(17)	—	(100)
Income tax (expense) benefit on net realized investment gains (losses)	24	11	(7)	6	—	34
Net realized investment gains, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)

Net realized investment gains (losses) attributable to CNAF	(45)	(25)	14	(11)	—	(67)

Net income (loss) from continuing operations attributable to CNAF	$67	$134	$65	$(2)	$—	$264

Three months ended				Corporate
September 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$762	$882	$154	$2	$(1)	$1,799
Net investment income	136	121	135	47	—	439
Other revenues	13	59	(1)	1	—	72

Total operating revenues	911	1,062	288	50	(1)	2,310

Claims, benefits and expenses
Net incurred claims and benefits	734	516	294	(19)	—	1,525
Policyholders’ dividends	(10)	2	2	—	—	(6)
Amortization of deferred acquisition costs	174	177	4	—	—	355
Other insurance related expenses	87	79	51	6	(1)	222
Other expenses	20	52	7	26	—	105

Total claims, benefits and expenses	1,005	826	358	13	(1)	2,201

Operating income (loss) from continuing operations before income tax	(94)	236	(70)	37	—	109
Income tax (expense) benefit on operating income (loss)	41	(74)	34	(11)	—	(10)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(17)	—	1	—	(16)

Net operating income (loss) from continuing operations attributable to CNAF	(53)	145	(36)	27	—	83

Net realized investment losses, net of participating policyholders’ interests	(178)	(116)	(298)	(59)	—	(651)
Income tax benefit on net realized investment losses	63	41	104	20	—	228
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNAF	(115)	(75)	(194)	(39)	—	(423)

Net income (loss) from continuing operations attributable to CNAF	$(168)	$70	$(230)	$(12)	$—	$(340)

Nine months ended				Corporate
September 30, 2009	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$2,083	$2,505	$447	$2	$(2)	$5,035
Net investment income	615	483	496	161	—	1,755
Other revenues	41	159	7	6	—	213

Total operating revenues	2,739	3,147	950	169	(2)	7,003

Claims, benefits and expenses
Net incurred claims and benefits	1,507	1,554	773	69	—	3,903
Policyholders’ dividends	6	7	3	—	—	16
Amortization of deferred acquisition costs	498	550	15	—	—	1,063
Other insurance related expenses	239	185	138	3	(2)	563
Other expenses	40	155	64	87	—	346

Total claims, benefits and expenses	2,290	2,451	993	159	(2)	5,891

Operating income (loss) from continuing operations before income tax	449	696	(43)	10	—	1,112
Income tax (expense) benefit on operating income (loss)	(131)	(207)	46	3	—	(289)
Net operating income, after-tax, attributable to noncontrolling interests	—	(38)	—	—	—	(38)

Net operating income from continuing operations attributable to CNAF	318	451	3	13	—	785

Net realized investment losses, net of participating policyholders’ interests	(418)	(247)	(156)	(108)	—	(929)
Income tax benefit on net realized investment losses	146	80	55	38	—	319
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNAF	(272)	(167)	(101)	(70)	—	(610)

Net income (loss) from continuing operations attributable to CNAF	$46	$284	$(98)	$(57)	$—	$175

September 30, 2009
(In millions)
Reinsurance receivables	$2,135	$1,388	$1,759	$1,719	$—	$7,001
Insurance receivables	$1,157	$767	$8	$(1)	$—	$1,931
Deferred acquisition costs	$300	$381	$457	$—	$—	$1,138
Insurance reserves
Claim and claim adjustment expenses	$11,658	$8,618	$2,866	$3,764	$—	$26,906
Unearned premiums	1,395	1,850	145	3	(1)	3,392
Future policy benefits	—	—	7,864	—	—	7,864
Policyholders’ funds	10	13	177	—	—	200

Nine months ended				Corporate
September 30, 2008	Standard	Specialty	Life & Group	& Other
(In millions)	Lines	Lines	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$2,313	$2,614	$460	$2	$(3)	$5,386
Net investment income	499	408	376	166	—	1,449
Other revenues	42	166	20	12	—	240

Total operating revenues	2,854	3,188	856	180	(3)	7,075

Claims, benefits and expenses
Net incurred claims and benefits	1,877	1,641	822	28	—	4,368
Policyholders’ dividends	(3)	10	5	—	—	12
Amortization of deferred acquisition costs	528	545	10	—	—	1,083
Other insurance related expenses	193	182	152	8	(3)	532
Other expenses	44	144	17	87	—	292

Total claims, benefits and expenses	2,639	2,522	1,006	123	(3)	6,287

Operating income (loss) from continuing operations before income tax	215	666	(150)	57	—	788
Income tax (expense) benefit on operating income (loss)	(49)	(212)	81	(14)	—	(194)
Net operating income, after-tax, attributable to noncontrolling interests	—	(40)	—	—	—	(40)

Net operating income (loss) from continuing operations attributable to CNAF	166	414	(69)	43	—	554

Net realized investment losses, net of participating policyholders’ interests	(254)	(154)	(321)	(84)	—	(813)
Income tax benefit on net realized investment losses	89	55	112	30	—	286
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNAF	(165)	(99)	(209)	(54)	—	(527)

Net income (loss) from continuing operations attributable to CNAF	$1	$315	$(278)	$(11)	$—	$27

December 31, 2008
(In millions)
Reinsurance receivables	$2,266	$1,496	$1,907	$2,092	$—	$7,761
Insurance receivables	$1,264	$765	$6	$4	$—	$2,039
Deferred acquisition costs	$293	$360	$472	$—	$—	$1,125
Insurance reserves
Claim and claim adjustment expenses	$12,048	$8,282	$2,862	$4,401	$—	$27,593
Unearned premiums	1,401	1,848	152	5	—	3,406
Future policy benefits	—	—	7,529	—	—	7,529
Policyholders’ funds	14	10	219	—	—	243

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenue by Line of Business

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Standard Lines
Business Insurance	$150	$140	$393	$450
Commercial Insurance	738	593	1,928	2,150

Standard Lines revenue	888	733	2,321	2,600

Specialty Lines
U.S. Specialty Lines	667	547	1,786	1,834
Surety	123	121	355	356
Warranty	70	70	191	218
CNA Global	205	208	568	626

Specialty Lines revenue	1,065	946	2,900	3,034

Life & Group Non-Core
Life & Annuity	80	(18)	167	15
Health	257	11	620	491
Other	4	(3)	7	29

Life & Group Non-Core revenue	341	(10)	794	535

Corporate & Other Non-Core
CNA Re	13	—	22	32
Other	33	(9)	39	64

Corporate & Other Non-Core revenue	46	(9)	61	96

Eliminations	—	(1)	(2)	(3)

Total revenue	$2,340	$1,659	$6,074	$6,262

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
Results of the discontinued operations were as follows.
Discontinued Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Revenues:
Net investment income	$1	$2	$4	$6
Net realized investment gains and other	1	1	1	3

Total revenues	2	3	5	9
Insurance related expenses	3	3	7	8

Income (loss) before income taxes	(1)	—	(2)	1
Income tax (expense) benefit	—	9	—	9

Income (loss) from discontinued operations, net of tax	$(1)	$9	$(2)	$10

In the third quarter of 2008, the Company recognized a change in estimate of the tax benefit related to the 2007 sale of the Company’s United Kingdom discontinued operations subsidiary.
Net liabilities of discontinued operations, included in Other liabilities on the Condensed Consolidated Balance Sheets, were as follows.
Discontinued Operations

(In millions)	September 30, 2009	December 31, 2008
Assets:
Investments	$148	$157
Reinsurance receivables	4	6
Cash	—	—
Other assets	2	1

Total assets	154	164

Liabilities:
Insurance reserves	150	162
Other liabilities	6	8

Total liabilities	156	170

Net liabilities of discontinued operations	$(2)	$(6)

At September 30, 2009 and December 31, 2008, the insurance reserves are net of discount of $58 million and $75 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency transaction gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2008 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNAF, unless otherwise noted.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Revenues
Net earned premiums	$1,707	$1,799	$5,035	$5,386
Net investment income	660	439	1,755	1,449
Other revenues	73	72	213	240

Total operating revenues	2,440	2,310	7,003	7,075

Claims, benefits and expenses
Net incurred claims and benefits	1,276	1,525	3,903	4,368
Policyholders’ dividends	7	(6)	16	12
Amortization of deferred acquisition costs	365	355	1,063	1,083
Other insurance related expenses	204	222	563	532
Other expenses	102	105	346	292

Total claims, benefits and expenses	1,954	2,201	5,891	6,287

Operating income from continuing operations before income tax	486	109	1,112	788
Income tax expense on operating income	(142)	(10)	(289)	(194)
Net operating income, after-tax, attributable to noncontrolling interests	(13)	(16)	(38)	(40)

Net operating income from continuing operations attributable to CNAF	331	83	785	554

Net realized investment losses, net of participating policyholders’ interests	(100)	(651)	(929)	(813)
Income tax benefit on net realized investment losses	34	228	319	286
Net realized investment gains, after-tax, attributable to noncontrolling interests	(1)	—	—	—

Net realized investment losses attributable to CNAF	(67)	(423)	(610)	(527)

Income (loss) from continuing operations attributable to CNAF	264	(340)	175	27

Income (loss) from discontinued operations attributable to CNAF, net of income tax (expense) benefit of $0, $9, $0 and $9	(1)	9	(2)	10

Net income (loss) attributable to CNAF	$263	$(331)	$173	$37

Three Month Comparison
Net results improved $594 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was due to lower net realized investment losses and higher net operating income.
Net realized investment losses were $356 million lower for the three months ended September 30, 2009 as compared with the same period in 2008, driven by lower other-than-temporary-impairment (OTTI) losses recognized in earnings. See the Investments section of this MD&A for further discussion of net realized investment results.

Net operating income improved $248 million for the three months ended September 30, 2009 as compared with the same period in 2008. Net operating results improved $179 million for Standard and Specialty Lines and $69 million for our non-core operations. The improvement was primarily due to lower catastrophe losses and higher net investment income. Results were also favorably impacted by the after-tax gain of $61 million related to the Willis Limited settlement as further discussed in the Life & Group Non-Core segment discussion of this MD&A. Catastrophe losses were $15 million after-tax in the third quarter of 2009, as compared to catastrophe impacts of $168 million after-tax in the third quarter of 2008. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes. See the Investments section of this MD&A for further discussion of net investment income.
Favorable net prior year development of $47 million was recorded for the three months ended September 30, 2009 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $59 million of favorable claim and allocated claim adjustment expense reserve development and $12 million of unfavorable premium development. Favorable net prior year development of $60 million was recorded for the three months ended September 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $58 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development. Further information on net prior year development for the three months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $92 million for the three months ended September 30, 2009 as compared with the same period in 2008, including a $60 million decrease related to Standard Lines and a $23 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations decreased $10 million for the three months ended September 30, 2009 as compared to the same period in 2008, primarily driven by the recognition in 2008 of a change in estimate of the tax benefit related to the 2007 sale of our United Kingdom discontinued operations subsidiary.
Nine Month Comparison
Net income improved $136 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This increase was primarily due to higher net operating income, partially offset by higher net realized investment losses.
Net realized investment losses increased $83 million for the nine months ended September 30, 2009 as compared with the same period in 2008.
Net operating income improved $231 million for the nine months ended September 30, 2009 as compared with the same period in 2008. Net operating income increased $189 million for Standard and Specialty Lines and net results increased $42 million for our non-core operations. This improvement was primarily due to lower catastrophe losses, higher net investment income and the Willis Limited settlement referenced above. Catastrophe losses were $51 million after-tax for the nine months ended September 30, 2009, as compared to catastrophe impacts of $233 million after-tax for the same period in 2008. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes. Net investment income for the nine months ended September 30, 2008 included indexed group annuity trading portfolio losses of $103 million. This trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008. Excluding the trading portfolio losses in 2008, net investment income increased $203 million.
Results for the nine months ended September 30, 2009 included expense of $33 million related to our pension and postretirement plans, compared with a benefit of $9 million for the nine months ended September 30, 2008. Based on our current assumptions and pension trust investment performance in 2008, our estimated expense for pension and postretirement plans is approximately $45 million for the year ending December 31, 2009 as compared with a benefit of $14 million for the year ended December 31, 2008.

Favorable net prior year development of $163 million was recorded for the nine months ended September 30, 2009 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $245 million of favorable claim and allocated claim adjustment expense reserve development and $82 million of unfavorable premium development. Favorable net prior year development of $93 million was recorded for the nine months ended September 30, 2008 related to our Standard Lines, Specialty Lines and Corporate & Other Non-Core segments. This amount reflected $74 million of favorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development. Further information on net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $351 million for the nine months ended September 30, 2009 as compared with the same period in 2008, including a $230 million decrease related to Standard Lines and a $109 million decrease related to Specialty Lines. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations decreased $12 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to the same reason discussed above in the three month comparison.
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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for further information. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note B of the Condensed Consolidated Financial Statements included under Item 1.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNAF the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of our Standard Lines and Specialty Lines segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
STANDARD LINES
The following table details the results of operations for Standard Lines.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Net written premiums	$632	$723	$2,156	$2,342
Net earned premiums	702	762	2,083	2,313
Net investment income	243	136	615	499
Net operating income (loss)	112	(53)	318	166
Net realized investment losses, after-tax	(45)	(115)	(272)	(165)
Net income (loss) attributable to CNAF	67	(168)	46	1

Ratios
Loss and loss adjustment expense	74.0%	96.3%	72.4%	81.1%
Expense	37.7	34.4	35.3	31.3
Dividend	0.5	(1.4)	0.3	(0.2)

Combined	112.2%	129.3%	108.0%	112.2%

Three Month Comparison
Net written premiums for Standard Lines decreased $91 million for the three months ended September 30, 2009 as compared with the same period in 2008. Despite favorable new business in the current three month period, premiums written declined in both our Business Insurance and Commercial Insurance groups primarily due to general economic conditions. Current economic conditions have led to decreased insured exposures, particularly in the construction industry due to smaller payrolls and reduced project volume. This, along with competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $60 million for the three months ended September 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums.
Standard Lines average rate was flat for the three months ended September 30, 2009, as compared to decreases of 5% for the three months ended September 30, 2008 for the policies that renewed during those periods. Retention rates of 80% and 81% were achieved for those policies that were available for renewal in each period.
Net results improved $235 million for the three months ended September 30, 2009 as compared with the same period in 2008, due to improved net operating results and lower net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating results improved $165 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was primarily driven by lower catastrophe losses and higher net investment income. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.
The combined ratio improved 17.1 points for the three months ended September 30, 2009 as compared with the same period in 2008. The loss ratio improved 22.3 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios. Catastrophe losses were $20 million, or 2.9 points of the loss ratio, for the three months ended September 30, 2009 as compared to $236 million, or 31.0 points of the loss ratio, for the same period in 2008.
Our estimates for the current accident year partially rely on the actuarial trends and results for recent accident years. The trends observed during the third quarter of 2009 indicated higher than anticipated claim costs in recent accident years, primarily in small and middle markets workers’ compensation lines of business, resulting in an increase in the full year 2009 accident year non-catastrophe loss ratio in the third quarter of 2009. The trends observed during the third quarter of 2008 were generally favorable across several lines of business, which resulted in a decrease in the full year 2008 accident year non-catastrophe loss ratio in the third quarter of 2008.
The expense ratio increased 3.3 points for the three months ended September 30, 2009 as compared with the same period in 2008, primarily related to higher underwriting expenses, unfavorable changes in estimates for insurance-related assessments, and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.
The dividend ratio increased 1.9 points for the three months ended September 30, 2009 as compared with the same period in 2008. This increase was primarily due to favorable dividend reserve development recorded on workers’ compensation coverages in the third quarter of 2008.
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2009, reflecting $13 million of favorable claim and allocated claim adjustment expense reserve development and $12 million of unfavorable premium development. Favorable net prior year development of $1 million, reflecting $4 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of unfavorable premium development, was recorded for the three months ended September 30, 2008. Further information on Standard Lines net prior year development for the three months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Standard Lines decreased $186 million and net earned premiums decreased $230 million for the nine months ended September 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison as well as increased unfavorable premium development recorded in 2009.
Standard Lines rate on average decreased 1% for the nine months ended September 30, 2009, as compared to decreases of 5% for the nine months ended September 30, 2008 for the policies that renewed during those periods. Retention rates of 81% were achieved for those policies that were available for renewal in both periods.
Net income improved $45 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This increase was due to improved net operating income, partially offset by higher net realized investment losses.
Net operating income improved $152 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This improvement was due primarily to the same reasons discussed above in the three month comparison.

The combined ratio improved 4.2 points for the nine months ended September 30, 2009 as compared with the same period in 2008. The loss ratio improved 8.7 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios. Catastrophe losses were $72 million, or 3.5 points of the loss ratio, for the nine months ended September 30, 2009 as compared to $334 million, or 14.5 points of the loss ratio, for the same period in 2008. The current accident year loss ratio, excluding catastrophe losses, was unfavorably impacted by large property losses in 2009 and the impact of higher loss ratios in the workers’ compensation line of business.
The expense ratio increased 4.0 points for the nine months ended September 30, 2009 as compared with the same period in 2008, primarily related to the reasons discussed above in the three month comparison.
Favorable net prior year development of $35 million was recorded for the nine months ended September 30, 2009, reflecting $123 million of favorable claim and allocated claim adjustment expense reserve development and $88 million of unfavorable premium development. Favorable net prior year development of $50 million, reflecting $54 million of favorable claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development, was recorded for the nine months ended September 30, 2008. Further information on Standard Lines net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2009 and December 31, 2008 for Standard Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2009	December 31, 2008
Gross Case Reserves	$5,933	$6,158
Gross IBNR Reserves	5,725	5,890

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,658	$12,048

Net Case Reserves	$4,765	$4,995
Net IBNR Reserves	4,853	4,875

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,618	$9,870

SPECIALTY LINES
The following table details the results of operations for Specialty Lines.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Net written premiums	$845	$875	$2,508	$2,583
Net earned premiums	859	882	2,505	2,614
Net investment income	187	121	483	408
Net operating income	159	145	451	414
Net realized investment losses, after-tax	(25)	(75)	(167)	(99)
Net income attributable to CNAF	134	70	284	315

Ratios
Loss and loss adjustment expense	62.1%	58.5%	62.0%	62.8%
Expense	29.6	29.0	29.4	27.8
Dividend	0.2	0.3	0.3	0.4

Combined	91.9%	87.8%	91.7%	91.0%

Three Month Comparison
Net written premiums for Specialty Lines decreased $30 million for the three months ended September 30, 2009 as compared with the same period in 2008. This decrease reflects lower net written premiums for CNA Global, partially offset by growth in U.S. Specialty lines. CNA Global written premiums were unfavorably impacted by current economic conditions and foreign exchange. Modest growth in U.S. Specialty written premiums was driven by strong rate increases in the financial institutions and directors and officers lines, partially offset by the impact of current economic conditions. The current economic conditions have led to decreased insured exposures in several lines, primarily the architects and engineers professional liability marketplace. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $23 million for the three months ended September 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums.
Specialty Lines average rate was flat for the three months ended September 30, 2009 as compared to decreases of 3% for the three months ended September 30, 2008 for the policies that renewed during those periods. Retention rates of 84% were achieved for those policies that were available for renewal in both periods.
Net income improved $64 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was primarily due to lower net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income improved $14 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was primarily due to higher net investment income, partially offset by decreased favorable net prior year development and an unfavorable change in current accident year underwriting results.
The combined ratio increased 4.1 points for the three months ended September 30, 2009 as compared with the same period in 2008. The loss ratio increased 3.6 points primarily due to less favorable net prior year development as discussed below and higher current accident year loss ratios recorded in several lines of business.
The expense ratio increased 0.6 points for the three months ended September 30, 2009 as compared with the same period in 2008, primarily related to the lower net earned premium base.

Favorable net prior year development of $47 million, reflecting $47 million of favorable claim and allocated claim adjustment expense reserve development and no premium development, was recorded for the three months ended September 30, 2009. Favorable net prior year development of $70 million, reflecting $68 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended September 30, 2008. Further information on Specialty Lines net prior year development for the three months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net written premiums for Specialty Lines decreased $75 million and net earned premiums decreased $109 million for the nine months ended September 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison.
Specialty Lines rate on average decreased 1% for the nine months ended September 30, 2009 as compared to decreases of 3% for the same period in 2008 for the policies that renewed during those periods. Retention rates of 85% and 84% were achieved for those policies that were available for renewal in each period.
Net income decreased $31 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by improved net operating income.
Net operating income improved $37 million for the nine months ended September 30, 2009 as compared with the same period in 2008, primarily due to higher net investment income, increased favorable net prior year development and a $14 million favorable income tax adjustment related to our European operation. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results.
The combined ratio increased 0.7 points for the nine months ended September 30, 2009 as compared with the same period in 2008. The loss ratio improved 0.8 points due to increased favorable net prior year development as discussed below, partially offset by higher current accident year loss ratios recorded in several lines of business.
The expense ratio increased 1.6 points primarily due to increased underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.
Favorable net prior year development of $131 million, reflecting $128 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the nine months ended September 30, 2009. Favorable net prior year development of $70 million, reflecting $50 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development, was recorded for the nine months ended September 30, 2008. Further information on Specialty Lines net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2009 and December 31, 2008 for Specialty Lines.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2009	December 31, 2008
Gross Case Reserves	$2,780	$2,719
Gross IBNR Reserves	5,838	5,563

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,618	$8,282

Net Case Reserves	$2,264	$2,149
Net IBNR Reserves	4,991	4,694

Total Net Carried Claim and Claim Adjustment Expense Reserves	$7,255	$6,843

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Net earned premiums	$149	$154	$447	$460
Net investment income	169	135	496	376
Net operating income (loss)	51	(36)	3	(69)
Net realized investment gains (losses), after-tax	14	(194)	(101)	(209)
Net income (loss) attributable to CNAF	65	(230)	(98)	(278)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $5 million for the three months ended September 30, 2009 as compared with the same period in 2008. Net earned premiums relate primarily to the group and individual long term care businesses.
Net results improved $295 million for the three months ended September 30, 2009 as compared with the same period in 2008. The increase in net income was primarily due to improved net realized investment results and a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay us a total of $130 million, which resulted in an after-tax gain of $61 million, net of reinsurance. Also impacting net income was favorable performance on our remaining pension deposit business. Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we had previously recorded an additional pretax liability in Policyholders’ funds. Based on the increase in value of the investments supporting this business, we decreased this pretax liability by $18 million during the third quarter of 2009. During the third quarter of 2008 we increased this liability by $24 million. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results. Partially offsetting these favorable items were unfavorable results in our long term care business.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $13 million for the nine months ended September 30, 2009 as compared with the same period in 2008.
Net loss decreased $180 million for the nine months ended September 30, 2009 as compared with the same period in 2008. The decrease in net loss was due to improved net realized investment results, the favorable

Willis Limited settlement discussed above and favorable performance on our remaining pension deposit business. For the nine months ended September 30, 2009, the pretax liability related to principal and interest guarantees, as discussed above, was decreased by $36 million as compared with a $34 million increase for the nine months ended September 30, 2008. These favorable impacts were partially offset by a $28 million after-tax legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment and unfavorable results in our long term care business. The limited partnership investment supported the indexed group annuity portion of our pension deposit business, which we exited during 2008.
Net investment income for the nine months ended September 30, 2008 included trading portfolio losses of $103 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. This trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008. That business had a net loss of $10 million for the nine months ended September 30, 2008.
CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Net investment income	$61	$47	$161	$166
Net operating income	9	27	13	43
Net realized investment losses, after-tax	(11)	(39)	(70)	(54)
Net loss attributable to CNAF	(2)	(12)	(57)	(11)
Three Month Comparison
Net loss decreased $10 million for the three months ended September 30, 2009 as compared with the same period in 2008 due primarily to lower net realized investment losses and higher net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results. In the third quarter of 2008, net results were favorably impacted by a release from the allowance for uncollectible reinsurance receivables of $27 million after-tax arising from a change in estimate.
Unfavorable net prior year development of $1 million, reflecting $1 million of unfavorable claim and allocated claim adjustment expense reserve development and no premium development, was recorded for the three months ended September 30, 2009. Unfavorable net prior year development of $11 million, reflecting $14 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the three months ended September 30, 2008. Further information on Corporate & Other Non-Core net prior year development for the three months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Nine Month Comparison
Net loss increased $46 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This increase was primarily due to the release in allowance for uncollectible reinsurance receivables in 2008 and higher net realized investment losses in 2009.
Unfavorable net prior year development of $3 million, reflecting $6 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the nine months ended September 30, 2009. Unfavorable net prior year development of $27 million, reflecting $30 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the nine months ended September 30, 2008. Further information on Corporate & Other Non-Core net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2009 and December 31, 2008 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2009	December 31, 2008
Gross Case Reserves	$1,596	$1,823
Gross IBNR Reserves	2,168	2,578

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,764	$4,401

Net Case Reserves	$1,000	$1,126
Net IBNR Reserves	1,408	1,561

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,408	$2,687

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
We categorize active asbestos accounts as large or small accounts. We define a large account as an active account with more than $100 thousand of cumulative paid losses. We have made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% and 81% of our total active asbestos accounts are classified as small accounts at September 30, 2009 and December 31, 2008.

We also evaluate our asbestos liabilities arising from our assumed reinsurance business and our participation in various pools, including Excess & Casualty Reinsurance Association (ECRA).
We carry unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.
The tables below depict our overall pending asbestos accounts and associated reserves at September 30, 2009 and December 31, 2008.
Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2009	Reserves	Asbestos
September 30, 2009	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	18	$18	$136	12%
Wellington	3	1	14	1
Coverage in place	38	12	96	9

Total with settlement agreements	59	31	246	22

Other policyholders with active accounts
Large asbestos accounts	256	59	191	17
Small asbestos accounts	997	13	82	8

Total other policyholders	1,253	72	273	25

Assumed reinsurance and pools	—	8	107	10
Unassigned IBNR	—	—	465	43

Total	1,312	$111	$1,091	100%

Pending Asbestos Accounts and Associated Reserves

		Net Paid Losses	Net Asbestos	Percent of
	Number of	in 2008	Reserves	Asbestos
December 31, 2008	Policyholders	(In millions)	(In millions)	Net Reserves
Policyholders with settlement agreements
Structured settlements	18	$17	$133	11%
Wellington	3	1	11	1
Coverage in place	36	16	94	8

Total with settlement agreements	57	34	238	20

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19
Small asbestos accounts	1,009	32	91	8

Total other policyholders	1,245	94	325	27

Assumed reinsurance and pools	—	19	114	9
Unassigned IBNR	—	—	525	44

Total	1,302	$147	$1,202	100%

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
We categorize active accounts as large or small accounts in the pollution area. We define a large account as an active account with more than $100 thousand cumulative paid losses. We have made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 74% and 73% of our total active pollution accounts are classified as small accounts as of September 30, 2009 and December 31, 2008.
We also evaluate our environmental pollution exposures arising from our assumed reinsurance and our participation in various pools, including ECRA.
We carry unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict our overall pending environmental pollution accounts and associated reserves at September 30, 2009 and December 31, 2008.
Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid	Pollution	Environmental
	Number of	Losses in 2009	Reserves	Pollution Net
September 30, 2009	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	14	$9	$9	4%
Coverage in place	16	1	12	5

Total with settlement agreements	30	10	21	9

Other policyholders with active accounts
Large pollution accounts	119	14	39	17
Small pollution accounts	335	11	44	20

Total other policyholders	454	25	83	37

Assumed reinsurance and pools	—	1	27	12
Unassigned IBNR	—	—	95	42

Total	484	$36	$226	100%

Pending Environmental Pollution Accounts and Associated Reserves

			Net
			Environmental	Percent of
		Net Paid Losses	Pollution	Environmental
	Number of	in 2008	Reserves	Pollution Net
December 31, 2008	Policyholders	(In millions)	(In millions)	Reserve
Policyholders with settlement agreements
Structured settlements	16	$5	$9	4%
Coverage in place	16	3	13	5

Total with settlement agreements	32	8	22	9

Other policyholders with active accounts
Large pollution accounts	116	40	48	18
Small pollution accounts	320	11	41	16

Total other policyholders	436	51	89	34

Assumed reinsurance and pools	—	4	27	10
Unassigned IBNR	—	—	124	47

Total	468	$63	$262	100%

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
For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This broader market disruption significantly subsided in the third quarter of 2009 in most asset sectors. The government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in the third quarter. Risk free interest rates approached multi-year lows and corporate credit spreads continued to narrow resulting in improvement in the Company’s unrealized position. However, fair market values in the asset-backed sector continue to be depressed due to continued concerns with underlying residential and commercial collateral.
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Fixed maturity securities	$496	$501	$1,458	$1,495
Short term investments	7	29	28	94
Limited partnerships	145	(77)	240	(70)
Equity securities	11	18	39	62
Trading portfolio — indexed group annuity	—	(22)	—	(103)
Trading portfolio — other	12	(1)	20	(1)
Other	2	3	6	14

Gross investment income	673	451	1,791	1,491
Investment expense	(13)	(12)	(36)	(42)

Net investment income	$660	$439	$1,755	$1,449

Net investment income for the three months ended September 30, 2009 increased $221 million as compared with the same period in 2008. The increase was primarily driven by improved results from limited partnership investments. This increase was partially offset by the impact of lower risk free and short term interest rates. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments.
Net investment income for the nine months ended September 30, 2009 increased $306 million as compared with the same period in 2008. Excluding indexed group annuity trading portfolio losses of $103 million in 2008, net investment income increased by $203 million driven by the same reasons discussed above in the three month comparison. The indexed group annuity trading portfolio losses were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Condensed Consolidated Statements of Operations. We exited the indexed group annuity business in 2008.
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.1% and 5.7% for the nine months ended September 30, 2009 and 2008.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2009	2008	2009	2008
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(34)	$34	$(61)	$20
Corporate and other taxable bonds	10	(289)	(259)	(328)
States, municipalities and political subdivisions — tax-exempt securities	16	1	70	51
Asset-backed securities	(104)	(61)	(603)	(218)
Redeemable preferred stock	—	—	(9)	—

Total fixed maturity securities	(112)	(315)	(862)	(475)

Equity securities	19	(376)	(133)	(405)
Derivative securities	(13)	35	51	47
Short term investments	2	4	10	11
Other	4	1	5	9

Realized investment losses, net of participating policyholders’ interests	(100)	(651)	(929)	(813)
Income tax benefit	34	228	319	286
Realized investment gains, after-tax, attributable to noncontrolling interests	(1)	—	—	—

Net realized investment losses attributable to CNAF	$(67)	$(423)	$(610)	$(527)

Net realized investment losses decreased by $356 million for the three months ended September 30, 2009 compared with the same period in 2008, driven by decreased OTTI losses recognized in earnings. Net realized investment losses increased by $83 million for the nine months ended September 30, 2009 compared with the same period in 2008, driven by increased OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note B of the Condensed Consolidated Financial Statements included under Item 1.
Verisk Analytics Inc. began trading on October 7, 2009 after an initial public offering (IPO) through which we sold our entire position for $370 million. Since our cost basis in this position was zero, the entire amount will be recognized as a pretax realized investment gain in the fourth quarter of 2009.
Our fixed maturity portfolio consists primarily of high quality bonds, 89% and 91% of which were rated as investment grade (rated BBB- or higher) at September 30, 2009 and December 31, 2008. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.
Fixed Maturity Ratings

	September 30,		December 31,
(In millions)	2009	%	2008	%
U.S. Government and Agencies	$3,270	9%	$4,611	16%
AAA rated	6,114	18	8,494	29
AA and A rated	12,142	35	8,166	29
BBB rated	9,429	27	5,029	17
Non-investment grade	3,763	11	2,587	9

Total	$34,718	100%	$28,887	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The increase in non-investment grade holdings primarily reflects the downgrade of previously investment grade rated asset-backed securities aggregating $1,226 million of fair value. The remaining change in non-investment grade was attributable to price appreciation and net sales. The amortized cost of our non-investment grade fixed maturity bond portfolio was $4,199 million and $3,709 million at September 30, 2009 and December 31, 2008. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

Rating	September 30,		December 31,
(In millions)	2009	%	2008	%
BB	$1,251	33%	$1,585	61%
B	1,202	32	754	29
CCC — C	1,228	33	232	9
D	82	2	16	1

Total	$3,763	100%	$2,587	100%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. The ratings on these securities reflect the greater of the underlying rating of the issuer or the insured rating. At September 30, 2009, $623 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, 93% was within the tax-exempt bond segment. The third party credit support on tax-exempt bonds is provided by five mono-line insurers, the largest exposure based on fair value being Financial Security Assurance Inc. at 68%, National Re Corporation at 17% and Assured Guarantee Corporation at 10%.
At September 30, 2009 and December 31, 2008, approximately 98% and 97% of the fixed maturity portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2009 was $151 million, which represents less than 0.4% of our total investment portfolio. These securities were in a net unrealized gain position of $2 million at September 30, 2009.
The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at September 30, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss
Due in one year or less	4%	3%
Due after one year through five years	26	24
Due after five years through ten years	23	29
Due after ten years	47	44

Total	100%	100%

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
The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	September 30, 2009		December 31, 2008
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$10,427	11.4	$8,168	9.9

Other interest sensitive investments	28,627	4.3	25,194	4.5

Total	$39,054	6.2	$33,362	5.8

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

Asset-Backed Mortgage Exposure
Asset-Backed Distribution

September 30, 2009	Security Type
(In millions)	RMBS (a)	CMBS (b)	Other ABS (c)	Total
U.S. Government Agencies	$2,442	$—	$—	$2,442
AAA	1,910	378	516	2,804
AA	285	92	27	404
A	282	65	11	358
BBB	224	47	118	389
Non-investment grade and equity tranches	1,412	17	—	1,429

Total Fair Value	$6,555	$599	$672	$7,826

Total Amortized Cost	$7,345	$760	$701	$8,806

Sub-prime (included above)
Fair Value	$711	$—	$—	$711
Amortized Cost	$950	$—	$—	$950

Alt-A (included above)
Fair Value	$840	$—	$—	$840
Amortized Cost	$1,011	$—	$—	$1,011

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 61% were rated investment grade, while 65% of the Alt-A securities were rated investment grade. At September 30, 2009, $10 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.
Pretax OTTI losses of $348 million for securities with sub-prime and Alt-A exposure were included in the $592 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and incur additional OTTI losses. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	September 30,	December 31,
(In millions)	2009	2008
Short term investments available-for-sale:
Commercial paper	$730	$563
U.S. Treasury securities	2,279	2,258
Money market funds	251	329
Other	815	384

Total short term investments	$4,075	$3,534

There was no cash collateral held related to securities lending at September 30, 2009 or December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the nine months ended September 30, 2009, net cash provided by operating activities was $275 million as compared with $1,261 million for the same period in 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of our pension deposit business which we exited in 2008. Additionally, during the second quarter of 2009 we resumed the use of a trading portfolio for income enhancement purposes. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $621 million related to net cash outflows which increased the size of the trading portfolio held at September 30, 2009.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2009, net cash used by investing activities was $168 million as compared with $508 million for the same period in 2008. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the nine months ended September 30, 2009, net cash used by financing activities was $72 million as compared with $733 million for the same period in 2008. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews Corporation.
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

•
As of September 30, 2009, our holding company held short term investments of $414 million. Our holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, we believe that our holding company has sufficient liquidity to fund our preferred stock dividend and debt service payments through 2010.
We have an effective shelf registration statement under which we may issue $2.0 billion of debt or equity securities.

Accounting Standards Updates
For a discussion of accounting standards that have been adopted or recently issued accounting standards that will be adopted in the future, see Note B of the Condensed Consolidated Financial Statements included under Item 1.
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

•
the assertion of “public nuisance” theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs and/or to abate hazards to public health and safety;

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2009. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of September 30, 2009, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation
Dated: November 2, 2009	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer