Form 10-K
period 2009-12-31
CNA FINANCIAL CORP
filed 2010-02-23
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Ö] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes... NoÖ
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes... No Ö
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No...
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes... No....
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer.... Accelerated filer Ö Non-accelerated filer (Do not check if a smaller reporting company).... Smaller reporting company....
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes... No Ö
As of February 19, 2010, 269,074,707 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $412 million based on the closing price of $15.47 per share of the common stock on the New York Stock Exchange on June 30, 2009.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2010 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. Our property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and The Continental Insurance Company (CIC), organized in 1853, and affiliates. Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2009.
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
Our core business, commercial property and casualty insurance operations, is reported in two business segments: CNA Specialty and CNA Commercial. Our non-core operations are managed in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their product lines and markets. Discussions of each segment including the products offered, the customers served, the distribution channels used and competition are set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7 and in Note N of the Consolidated Financial Statements included under Item 8.
Competition
The property and casualty insurance industry is highly competitive both as to rate and service. We compete with stock and mutual insurance companies, reinsurance companies and other entities for both producers and customers. We must continuously allocate resources to refine and improve our insurance products and services.
Rates among insurers vary according to the types of insurers and methods of operation. We compete for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.
There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. Based on 2008 statutory net written premiums, we are the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States.
Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports, and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payment.
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
Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of tort reform. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures are considering legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting and rating are expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.
Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal financial services reforms; federal regulation of insurance; various tax proposals affecting insurance companies; and possible regulatory limitations, impositions and restrictions arising from the Emergency Economic Stabilization Act of 2008.
Employee Relations
As of December 31, 2009, we had approximately 8,900 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group healthcare programs. See Note J of the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

The following table displays the distribution of our direct written premiums by geographic concentration.
Direct Written Premiums

	Percent of Total
Years ended December 31	2009	2008	2007

California	9.1%	9.2%	9.5%
New York	6.8	6.9	7.0
Texas	6.6	6.2	6.1
Florida	6.2	6.5	7.5
Illinois	3.8	3.8	3.8
New Jersey	3.7	3.8	3.7
Missouri	3.6	3.1	2.9
Pennsylvania	3.2	3.3	3.4
All other states, countries or political subdivisions (a)	57.0	57.2	56.1

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.
Approximately 7.0%, 7.4% and 6.9% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2009, 2008 and 2007. Premiums from any individual foreign country were not significant.
Property and Casualty Claim and Claim Adjustment Expenses
The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for our property and casualty insurance companies. The table excludes our life subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of our property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.
The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The development amounts in the table below include the impact of commutations, but exclude the impact of the provision for uncollectible reinsurance.

Schedule of Loss Reserve Development

Calendar Year Ended	1999 (a)	2000	2001 (b)	2002 (c)	2003	2004	2005	2006	2007	2008	2009
(In millions)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	$26,850	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415	$27,475	$26,712
Originally reported ceded recoverable	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213	5,524

Originally reported net reserves for unpaid claim and claim adjustment expenses	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188

Cumulative net paid as of:
One year later	$6,547	$7,686	$5,981	$5,373	$4,382	$2,651	$3,442	$4,436	$4,308	$3,930	$-
Two years later	11,937	11,992	10,355	8,768	6,104	4,963	7,022	7,676	7,127	-	-
Three years later	15,256	15,291	12,954	9,747	7,780	7,825	9,620	9,822	-	-	-
Four years later	18,151	17,333	13,244	10,870	10,085	9,914	11,289	-	-	-	-
Five years later	19,686	17,775	13,922	12,814	11,834	11,261	-	-	-	-	-
Six years later	20,206	18,970	15,493	14,320	12,988	-	-	-	-	-	-
Seven years later	21,231	20,297	16,769	15,291	-	-	-	-	-	-	-
Eight years later	22,373	21,382	17,668	-	-	-	-	-	-	-	-
Nine years later	23,276	22,187	-	-	-	-	-	-	-	-	-
Ten years later	23,992	-	-	-	-	-	-	-	-	-	-

Net reserves re-estimated as of:
End of initial year	$20,759	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188
One year later	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	21,463	21,021	-
Two years later	23,217	21,555	20,533	18,248	19,120	19,044	20,975	21,706	21,259	-	-
Three years later	23,081	24,058	21,109	19,814	19,760	19,631	21,408	21,609	-	-	-
Four years later	25,590	24,587	22,547	20,384	20,425	20,212	21,432	-	-	-	-
Five years later	26,000	25,594	22,983	21,076	21,060	20,301	-	-	-	-	-
Six years later	26,625	26,023	23,603	21,769	21,217	-	-	-	-	-	-
Seven years later	27,009	26,585	24,267	21,974	-	-	-	-	-	-	-
Eight years later	27,541	27,207	24,548	-	-	-	-	-	-	-	-
Nine years later	28,035	27,510	-	-	-	-	-	-	-	-	-
Ten years later	28,352	-	-	-	-	-	-	-	-	-	-

Total net (deficiency) redundancy	$(7,593)	$(8,333)	$(6,602)	$(6,745)	$(3,780)	$(2,779)	$(1,176)	$(228)	$211	$241	$-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$28,352	$27,510	$24,548	$21,974	$21,217	$20,301	$21,432	$21,609	$21,259	$21,021	$-
Re-estimated ceded recoverable	10,511	11,277	16,756	16,107	14,468	13,349	10,727	8,444	7,113	6,101	-

Total gross re-estimated reserves	$38,863	$38,787	$41,304	$38,081	$35,685	$33,650	$32,159	$30,053	$28,372	$27,122	$-

Total gross (deficiency) redundancy	$(12,013)	$(12,277)	$(11,655)	$(12,362)	$(4,401)	$(2,446)	$(1,465)	$(594)	$43	$353	$-

Net (deficiency) redundancy related to:
Asbestos claims	$(1,655)	$(1,590)	$(818)	$(827)	$(177)	$(123)	$(113)	$(112)	$(107)	$(79)	$-
Environmental claims	(691)	(635)	(288)	(282)	(209)	(209)	(159)	(159)	(159)	(76)	-

Total asbestos and environmental	(2,346)	(2,225)	(1,106)	(1,109)	(386)	(332)	(272)	(271)	(266)	(155)	-
Other claims	(5,247)	(6,108)	(5,496)	(5,636)	(3,394)	(2,447)	(904)	43	477	396	-

Total net (deficiency) redundancy	$(7,593)	$(8,333)	$(6,602)	$(6,745)	$(3,780)	$(2,779)	$(1,176)	$(228)	$211	$241	$-

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 million as of December 31, 1999.

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

ITEM 1A. RISK FACTORS
Our business faces many risks. We have described below some of the more significant risks which we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business and insurer financial strength and debt ratings. You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
We have incurred and may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from the severe disruption in the capital and credit markets.
Investment returns are an important part of our overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long-term effects of losses in relation to asset-backed securities, and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income. Further, we invest a portion of our assets in equity securities and limited partnerships which are subject to greater volatility than our fixed income investments. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments. As a result of all of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments, and may be required to write down the value of our investments. Therefore, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
Our underwriting results may continue to suffer as a result of the unfavorable global economic conditions.
Overall global economic conditions may continue to be recessionary and highly unfavorable. Although many lines of our business have both direct and indirect exposure to these economic conditions, the exposure is especially high for the lines of business that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services. As a result, we have experienced and may continue to experience unanticipated underwriting losses with respect to these lines of business. Additionally, global recessionary conditions have led to decreased insured exposures causing us to experience declines in premium volume. Consequently, our results of operations, equity, business and insurer financial strength and debt ratings could be adversely impacted.
Our valuation of investments and impairment of securities requires significant judgment.
Our investment portfolio is exposed to various risks, such as interest rate, credit, and currency risks, many of which are unpredictable. We exercise significant judgment in analyzing these risks and in validating fair values provided by third parties for securities in our investment portfolio that are not regularly traded. We also exercise significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Securities with exposure to residential and commercial mortgage and other loan collateral can be particularly sensitive to fairly small changes in actual collateral performance and assumptions as to future collateral performance.
During 2008, we incurred significant unrealized losses in our investment portfolio. During 2009, financial markets were volatile and we experienced improvement in our unrealized position. In addition, during 2009 and 2008 we recorded significant other-than-temporary impairment (OTTI) losses primarily in the corporate and other taxable bonds, asset-backed securities and non-redeemable preferred equity securities sectors.
Due to the inherent uncertainties involved with these types of risks and the resulting judgments, we may incur further unrealized losses and conclude that further other-than-temporary write downs of our investments are required. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted. Additional information on our investment portfolio is included in the MD&A under Item 7 and Notes B, C, and D to the Consolidated Financial Statements included under Item 8.

We are unable to predict the impact on us of governmental efforts and policy changes taken and proposed to be taken in response to the unfavorable economic conditions.
The federal government has implemented various measures, including the establishment of the Troubled Assets Relief Program pursuant to the Emergency Economic Stabilization Act of 2008, in an effort to deal with the ongoing economic conditions. In addition, there are numerous proposals for further legislative and regulatory actions at both the federal and state levels, particularly with respect to the financial services industry. Since these new laws and regulations, or other policy changes, could involve critical matters affecting our operations, they may have an impact on our business and our overall financial condition. Due to this significant uncertainty, we are unable to determine whether our actions in response to these governmental efforts will be effective or to predict with any certainty the overall impact these governmental efforts will have on us. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
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
Insurance companies such as us are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If we do not meet these minimum requirements, state regulators may restrict or prohibit us from operating our business. If we are required to record a material charge against earnings in connection with a change in estimates or circumstances or if we incur significant unrealized losses related to our investment portfolio, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. Examples of events leading us to record a material charge against earnings include impairment of our investments or unexpectedly poor claims experience.
Loews has provided us with substantial amounts of capital in prior years. Loews may be restricted in its ability or willingness to provide additional capital support to us. As a result, if we are in need of additional capital, we may be required to secure this funding from sources other than Loews. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, namely, A.M. Best Company (A.M. Best), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.
Due to the intense competitive environment in which we operate, the disruption in the capital and credit markets, the uncertainty in determining reserves and the potential for us to take material unfavorable development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to lower our ratings in the future. If our property and casualty insurance financial strength ratings are downgraded below current levels, our business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.
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
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the subsidiaries’ domiciliary state departments of insurance are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
If we determine that our recorded loss reserves are insufficient to cover our estimated ultimate unpaid liability for claims, we may need to increase our loss reserves.
We maintain loss reserves to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable net prior year development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial. Additional information on our reserves is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claim and coverage issues include:
•	increases in the number and size of claims relating to injuries from various medical products including pharmaceuticals;

•
the effects of recessionary economic conditions and financial reporting scandals, which have resulted in an increase in the number and size of claims, due to corporate failures; these claims include both directors and officers (D&O) and errors and omissions (E&O) insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss and various other chemical and radiation exposure claims.
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
Our experience has been that establishing reserves for casualty coverages relating to asbestos and environmental pollution (which we refer to as A&E) claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported claims are subject to a higher degree of variability due to a number of additional factors including, among others, the following:
•	coverage issues including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the frequency of asbestos and environmental pollution claims;

•	changes in the severity of claims including bodily injury claims for malignancies arising out of exposure to asbestos;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;

•	our ability to recover reinsurance for these claims; and

•	changes in the legal and legislative environment in which we operate.
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
               Asbestos claims. The estimation of reserves for asbestos claims is particularly difficult in light of the factors noted above. In addition, our ability to estimate the ultimate cost of asbestos claims is further complicated by the following:
•	inconsistency of court decisions and jury attitudes, as well as future court decisions;

•	interpretation of specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their legal counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	uncertainties in predicting the number of future claims and which other insureds may be targeted in the future;

•	volatility in frequency of claims and severity of settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage that is not subject to aggregate limits;

•	the long latency period between asbestos exposure and disease manifestation, as well as the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.
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
We are unable to predict the impact on us of federal health care reform legislation.
The federal government may be implementing landmark health care reform legislation that could involve critical matters affecting our operations, particularly our workers’ compensation and long term care products. Until the legislation is enacted, we are unable to predict with any certainty the overall impact it will have on us. As a result, our results of operations, equity, business and insurer financial strength and debt ratings could be materially adversely impacted.
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
We have significant amounts recoverable from reinsurers which are reported as receivables in our balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. A continuation or worsening of the current unfavorable global economic conditions could similarly impact all of our reinsurers. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers, our claims expenses will be higher which could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. Additional information on reinsurance is included in Note H to the Consolidated Financial Statements included under Item 8.
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

	Amount (Square Feet) of Building
	Owned and Occupied or Leased
Location	and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	803,728	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	171,318	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	121,959	Property and casualty insurance offices
40 Wall Street, New York, New York	107,927	Property and casualty insurance offices
1100 Ward Avenue, Honolulu, Hawaii	104,478	Property and casualty insurance offices
101 S. Phillips Avenue, Sioux Falls, South Dakota	83,616	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	70,790	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	63,538	Property and casualty insurance offices
1249 S. River Road, Cranbury, New Jersey	56,100	Property and casualty insurance offices
4267 Meridian Parkway, Aurora, Illinois	46,903	Data center
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol CNA.
As of February 19, 2010, we had 269,074,707 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,793 stockholders of record as of February 19, 2010 according to the records maintained by our transfer agent.
In the fourth quarter of 2008, we issued and Loews purchased $1.25 billion of CNAF non-voting cumulative senior preferred stock, designated the 2008 Senior Preferred Stock (2008 Senior Preferred). No dividends may be declared on our common stock or any future preferred stock while the 2008 Senior Preferred is outstanding. In the fourth quarter of 2009, we redeemed $250 million of the 2008 Senior Preferred. See Note L of the Consolidated Financial Statements included under Item 8 for further details on the 2008 Senior Preferred.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. Under the terms of the 2008 Senior Preferred discussed above, common stock repurchases are prohibited while the 2008 Senior Preferred is outstanding.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2009			2008
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
Quarter:
First	$17.43	$6.41	-	$35.04	$23.01	$0.15
Second	17.59	8.83	-	32.15	24.34	0.15
Third	26.51	13.63	-	30.61	21.88	0.15
Fourth	25.01	20.48	-	26.70	8.50	-

The following graph compares the total return of our common stock, the Standard & Poor’s (S&P) 500 Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2004 through December 31, 2009. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2004 and that dividends were reinvested.
Stock Price Performance Graph

Company / Index	2004	2005	2006	2007	2008	2009

CNA Financial Corporation	100.00	122.36	150.73	127.14	62.98	91.94
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Property & Casualty Insurance Index	100.00	115.11	129.93	111.79	78.91	88.65

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

As of and for the Years Ended
December 31	2009	2008	2007	2006	2005
(In millions, except per share data)

Results of Operations:
Revenues	$8,472	$7,799	$9,885	$10,376	$9,862

Income (loss) from continuing operations, net of tax	$483	$(251)	$905	$1,181	$267
Income (loss) from discontinued operations, net of tax	(2)	9	(6)	(29)	21
Net income attributable to noncontrolling interests, net of tax	(62)	(57)	(48)	(44)	(24)

Net income (loss) attributable to CNA	$419	$(299)	$851	$1,108	$264

Basic Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$1.11	$(1.21)	$3.15	$4.17	$0.68
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.01)	0.03	(0.02)	(0.11)	0.08

Basic earnings (loss) per share attributable to CNA common stockholders	$1.10	$(1.18)	$3.13	$4.06	$0.76

Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$1.11	$(1.21)	$3.15	$4.16	$0.68
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.01)	0.03	(0.02)	(0.11)	0.08

Diluted earnings (loss) per share attributable to CNA common stockholders	$1.10	$(1.18)	$3.13	$4.05	$0.76

Dividends declared per common share	$-	$0.45	$0.35	$-	$-

Financial Condition:
Total investments	$41,996	$35,003	$41,789	$44,096	$39,695
Total assets	55,298	51,688	56,759	60,283	59,016
Insurance reserves	38,263	38,771	40,222	41,080	42,436
Long and short term debt	2,303	2,058	2,157	2,156	1,690
Total CNA stockholders’ equity	10,660	6,877	10,150	9,768	8,950

Book value per common share	$35.91	$20.92	$37.36	$36.03	$31.26

Statutory Surplus:
Combined Continental Casualty Companies (a)	$9,338 (b)	$7,819	$8,348	$8,056	$6,733
Life company	448 (b)	487	471	687	627

(a)
Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company, as determined in accordance with statutory accounting practices as further discussed in Note L of the Consolidated Financial Statements included under Item 8.

(b)	Preliminary results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with Item 1A Risk Factors, Item 6 Selected Financial Data and Item 8 Financial Statements and Supplementary Data of this Form 10-K. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
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

Years ended December 31	2009	2008	2007
(In millions, except per share data)

Revenues
Net earned premiums	$6,721	$7,151	$7,484
Net investment income	2,320	1,619	2,433
Other revenues	288	326	279

Total operating revenues	9,329	9,096	10,196

Claims, Benefits and Expenses
Net incurred claims and benefits	5,267	5,703	5,995
Policyholders’ dividends	23	20	14
Amortization of deferred acquisition costs	1,417	1,467	1,520
Other insurance related expenses	781	694	733
Other expenses	444	477	401

Total claims, benefits and expenses	7,932	8,361	8,663

Operating income from continuing operations before income tax	1,397	735	1,533
Income tax expense on operating income	(353)	(145)	(425)
Net operating income, after-tax, attributable to noncontrolling interests	(62)	(57)	(48)

Net operating income from continuing operations attributable to CNA	982	533	1,060

Net realized investment losses, net of participating policyholders’ interests	(857)	(1,297)	(311)
Income tax benefit on net realized investment losses	296	456	108
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	-	-	-

Net realized investment losses attributable to CNA	(561)	(841)	(203)

Income (loss) from continuing operations attributable to CNA	421	(308)	857

Income (loss) from discontinued operations attributable to CNA, net of income tax (expense) benefit of $0, $9 and $0	(2)	9	(6)

Net income (loss) attributable to CNA	$419	$(299)	$851

2009 Compared with 2008
Net results improved $718 million in 2009 as compared with 2008. This improvement was due to increased net operating income and decreased net realized investment losses.
Net realized investment losses decreased $280 million in 2009 as compared with 2008. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income improved $449 million in 2009 as compared with 2008. Net operating income increased $394 million for CNA Specialty and CNA Commercial and net operating loss decreased $55 million for our non-core operations. This improvement was primarily due to higher net investment income and lower catastrophe losses. Net investment income in 2008 included indexed group annuity trading portfolio losses of $146 million. This trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008, and these losses were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. Excluding the trading portfolio losses in 2008, net investment income increased $555 million primarily driven by limited partnership income. Catastrophe losses were $58 million after-tax in 2009, as compared to catastrophe impacts of $239 million after-tax in 2008. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.

Results for the year ended December 31, 2009 included expense of $45 million related to our pension and postretirement plans, compared with a benefit of $14 million for the year ended December 31, 2008. Based on our current assumptions and investment performance in 2009, our estimated 2010 expense for the CNA Retirement Plan and the CNA Retiree Health and Group Benefits plan is expected to moderate.
In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which was reflected as unfavorable net prior year reserve development in 2008, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.
Favorable net prior year development of $208 million and $80 million was recorded in 2009 and 2008 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the results of operations, favorable net prior year development was $170 million in 2008. Further information on net prior year development for 2009 and 2008 is included in Note F of the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $430 million in 2009 as compared with 2008, including a $58 million decrease related to CNA Specialty and a $355 million decrease related to CNA Commercial. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations decreased $11 million in 2009 as compared to 2008. The 2008 results were primarily driven by the recognition in 2008 of a change in estimate of the tax benefit related to the 2007 sale of our United Kingdom discontinued operations subsidiary.
2008 Compared with 2007
Net results decreased $1,150 million in 2008 as compared with 2007. This decrease was due to higher net realized investment losses and decreased net operating income.
Net realized investment losses increased $638 million in 2008 as compared to 2007. The increase was primarily driven by higher impairment losses. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income decreased $527 million in 2008 as compared with 2007. The decrease was primarily due to lower net investment income, driven by limited partnership results, and higher catastrophe impacts. Net investment income included a decline in trading portfolio results of $159 million, which was substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the indexed group annuity trading portfolio. The catastrophe impacts were $239 million after-tax in 2008, as compared to catastrophe losses of $51 million after-tax in 2007. Net operating income in 2007 included an after-tax loss of $108 million in connection with the settlement of the IGI contingency, as discussed in the Life & Group Non-Core segment discussion in this MD&A.
Favorable net prior year development of $80 million and $73 million was recorded in 2008 and 2007 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-core segments. Further information on net prior year development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $333 million in 2008 as compared with 2007, including a $4 million decrease related to CNA Specialty and a $317 million decrease related to CNA Commercial. See the Segment Results section of this MD&A for further discussion.
Results from discontinued operations improved $15 million in 2008 as compared to 2007. The 2008 results were primarily driven by the recognition in 2008 of a change in estimate of the tax benefit related to the 2007 sale of our United Kingdom discontinued operations subsidiary. The loss in 2007 was primarily driven by unfavorable net prior year development.

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
Valuation of Investments and Impairment of Securities
The Company classifies its fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value. The determination of fair value requires management to make a significant number of assumptions, particularly with respect to asset-backed securities. Due to the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in the near term could have an adverse material impact on our results of operations and/or equity.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of whether a credit loss exists on impaired securities, which results in the recognition of impairment losses in earnings. We have an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on our process for evaluating impairments is included in Note B of the Consolidated Financial Statements included under Item 8.

Long Term Care Products
Reserves and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our results of operations and/or equity could be adversely impacted.
Payout Annuity Contracts
Reserves for our payout annuity products are based on certain assumptions including mortality and interest rates. The adequacy of the reserves is contingent on actual experience related to these key assumptions. If actual experience differs from these assumptions, reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our results of operations and/or equity could be adversely impacted.
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
To determine the discount rate assumption as of the year-end measurement date for our CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan, we considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody’s Investors Service, Inc. (Moody’s) or a rating of AA or better from Standard & Poor’s (S&P). We reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The year-over-year change of those data points was also considered. Based on this review, management determined that 5.70% and 5.50% were the appropriate discount rates as of December 31, 2009 to calculate our accrued pension and postretirement liabilities. Accordingly, the 5.70% and 5.50% rates will also be used to determine our 2010 pension and postretirement expense. At December 31, 2008, the discount rates used to calculate our accrued pension and postretirement liabilities were 6.30% and 6.30%.
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
Income Taxes
We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return basis of assets and liabilities. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations. In addition, the ability to record deferred tax assets in the future could be limited resulting in a higher effective tax rate in that future period.

Reserves – Estimates and Uncertainties
We maintain reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note F of the Consolidated Financial Statements included under Item 8.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:
•	increases in the number and size of claims relating to injuries from various medical products including pharmaceuticals;

•
the effects of recessionary economic conditions and financial reporting scandals, which have resulted in an increase in the number and size of claims, due to corporate failures; these claims include both directors and officers (D&O) and errors and omissions (E&O) insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss and various other chemical and radiation exposure claims.
Our experience has been that establishing reserves for casualty coverages relating to asbestos and environmental pollution (A&E) claims and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported A&E claims are subject to a higher degree of variability due to a number of additional factors, including among others:
•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the frequency of A&E claims;

•	changes in the severity of claims, including bodily injury claims for malignancies arising out of exposure to asbestos;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies we have issued;

•	our ability to recover reinsurance for A&E claims; and

•	changes in the legal and legislative environment in which we operate.
It is also difficult to forecast changes in the legal and legislative environment and the impact on the future development of A&E claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.
Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. For A&E, we regularly monitor our exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, we perform a ground up analysis on our exposures. Our actuaries, in conjunction with our specialized claim unit, use various modeling techniques to estimate our overall exposure to known accounts. We use this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report A&E exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for A&E claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, we may be required to record material changes in our claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the A&E Reserves section of this MD&A and Note F of the Consolidated Financial Statements included under Item 8 for additional information relating to A&E claims and reserves.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Corporate & Other Non-Core contains long-tail exposures.
Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:
•	Paid Development,

•	Incurred Development,

•	Loss Ratio,

•	Bornhuetter-Ferguson Using Premiums and Paid Loss,

•	Bornhuetter-Ferguson Using Premiums and Incurred Loss,

•	Frequency times Severity, and

•	Stochastic modeling.
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
The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful for immature accident periods or if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.
The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and requires analysis of the same factors described above. This method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
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
The Frequency times Severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled. For some products, we use models which rely on historical development patterns at an aggregate level, while other products are modeled using individual claim variability assumptions supplied by the claims department. In either case, multiple simulations are run and the results are analyzed to produce a range of potential outcomes. The results will typically include a mean and percentiles of the possible reserve distribution which aid in the selection of a point estimate.
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
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with our senior management to determine the best estimate of reserves. This group considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, pricing and underwriting trends in the insurance market, and legal, judicial, social and economic trends.
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, consideration of the factors cited above, and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.
Currently, our recorded reserves are modestly higher than the actuarial point estimate. For both CNA Commercial and CNA Specialty, the difference between our reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, tort reform roll-backs which may adversely impact claim costs, and the effects of the recessionary economy. For Corporate & Other Non-Core, the carried reserve is relatively consistent with the actuarial point estimate.
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
Within CNA Specialty, we believe a material deviation to our net reserves is reasonably possible for professional liability and related business. This business includes professional liability coverages provided to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for this business were approximately $4.9 billion at December 31, 2009.
Within CNA Commercial, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are workers’ compensation and general liability.
For CNA Commercial workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for CNA Commercial workers’ compensation were approximately $4.8 billion at December 31, 2009.
For CNA Commercial general liability, the most significant factor affecting reserve estimates is severity. Claim severity is driven by changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for CNA Commercial general liability were approximately $3.3 billion at December 31, 2009.
Within Corporate & Other Non-Core, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are CNA Re and A&E.
For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 40%, we estimate that our net reserves for CNA Re would increase by approximately $100 million. If the estimated incurred development factor for CNA Re decreases by 30%, we estimate that our net reserves would decrease by approximately $75 million. Our net reserves for CNA Re were approximately $0.7 billion at December 31, 2009.
For A&E, the most significant factor affecting reserve estimates is overall account severity. Overall account severity for A&E reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account severity for A&E increases approximately 20%, we estimate that our A&E net reserves would increase by approximately $300 million. If the estimated overall account severity for A&E decreases by approximately 10%, we estimate that our A&E net reserves would decrease by approximately $150 million. Our net reserves for A&E were approximately $1.4 billion at December 31, 2009.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to change our reserves in prior periods and could lead to the identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and debt ratings positively or negatively. See the Ratings section of this MD&A for further information regarding our financial strength and debt ratings.

Segment Results
The following discusses the results of continuing operations for our operating segments.
As a result of our realignment of management responsibilities, we revised our property and casualty segments in the fourth quarter of 2009. There was no change in our Life & Group Non-Core and Corporate & Other Non-Core segments. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way management currently reviews results and makes business decisions.
Our core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Previously, our international operations were treated as a separate business unit within CNA Specialty. The products sold through our international operations are now reflected within CNA Specialty and CNA Commercial in a manner that aligns with the products within each segment. Additionally, our excess and surplus lines, which were previously included in CNA Specialty, are now included in CNA Commercial, as part of CNA Select Risk.
Our non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of the life and group lines of business that have been placed in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E.
Our property and casualty field structure consists of 41 branch locations across the country organized into 6 zones. The centralized processing operation for small and middle-market customers, located in Maitland, Florida, handles policy processing, billing and collection activities, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle the high volume of low severity claims including property damage, liability, and workers’ compensation medical only claims, and 14 principal claim office locations around the country handling the more complex claims.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note N of the Consolidated Financial Statements included under Item 8. In evaluating the results of our CNA Specialty and CNA Commercial segments, we utilize the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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

CNA SPECIALTY
Business Overview
CNA Specialty provides professional liability and other coverages through property and casualty products and services, both domestically and abroad, through a network of brokers, managing general underwriters and independent agencies. CNA Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, healthcare professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and vehicle warranty services.
CNA Specialty includes the following business groups:
Professional & Management Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages in the United States. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. Professional & Management Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations, where tailored products for this client segment are offered. Products within Professional & Management Liability are distributed through brokers, agents and managing general underwriters.
Professional & Management Liability, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products include professional liability and associated standard property and casualty coverages, and are distributed on a national basis through brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities.
International provides similar management and professional liability insurance and other specialized property and casualty coverages in Canada and Europe.
Surety consists primarily of CNA Surety Corporation (CNA Surety) and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. We own approximately 62% of CNA Surety.
Warranty and Alternative Risks provides extended service contracts and related products that protect individuals from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices. These products are distributed through and administered by a wholly owned subsidiary, CNA National Warranty Corporation, or through a third party administrator.

The following table details results of operations for CNA Specialty.
Results of Operations

Years ended December 31	2009	2008	2007
(In millions)

Net written premiums	$2,684	$2,719	$2,766
Net earned premiums	2,697	2,755	2,759
Net investment income	526	354	493
Net operating income	591	414	524
Net realized investment losses, after-tax	(123)	(167)	(45)
Net income	468	247	479

Ratios
Loss and loss adjustment expense	56.9%	61.7%	62.5%
Expense	29.3	27.3	25.8
Dividend	0.3	0.5	0.2

Combined	86.5%	89.5%	88.5%

2009 Compared with 2008
Net written premiums for CNA Specialty decreased $35 million in 2009 as compared with 2008. The decrease in net written premiums was driven by our architects & engineers and surety bond lines of business, as current economic conditions have led to decreased insured exposures. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net written premiums were also unfavorably impacted by foreign exchange. Net earned premiums decreased $58 million as compared with the same period in 2008, consistent with the trend of lower net written premiums.
CNA Specialty’s average rate decreased 2% for 2009 as compared to a decrease of 4% for 2008 for policies that renewed in each period. Retention rates of 85% were achieved for those policies that were available for renewal in each period.
Net income improved $221 million in 2009 as compared with 2008. This increase was due to improved net operating income and lower net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income improved $177 million in 2009 as compared with 2008, primarily due to higher net investment income and increased favorable net prior year development.
The combined ratio improved 3.0 points in 2009 as compared with 2008. The loss ratio improved 4.8 points primarily due to increased favorable net prior year development. The expense ratio increased 2.0 points in 2009 as compared with 2008, primarily due to higher underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.
Favorable net prior year development of $224 million was recorded in 2009, compared to $106 million in 2008. Further information on CNA Specialty net prior year development for 2009 and 2008 is included in Note F of the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2009 and 2008 for CNA Specialty.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2009	2008
(In millions)

Gross Case Reserves	$2,208	$2,105
Gross IBNR Reserves	4,714	4,616

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,922	$6,721

Net Case Reserves	$1,781	$1,639
Net IBNR Reserves	4,085	3,896

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,866	$5,535

2008 Compared with 2007
Net written premiums for CNA Specialty decreased $47 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, primarily in professional management and liability lines. The unfavorable impact in premiums written was partially offset by decreased ceded premiums primarily due to decreased use of reinsurance. Net earned premiums decreased $4 million as compared with the same period in 2007, consistent with the decrease in net written premiums.
CNA Specialty’s average rate decreased 4% for 2008, as compared to a decrease of 5% for 2007 for policies that renewed in each period. Retention rates of 85% and 83% were achieved for those policies that were up for renewal in each period.
Net income decreased $232 million in 2008 as compared with 2007. This decrease was primarily attributable to higher net realized investment losses and lower net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $110 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income and decreased current accident year underwriting results. These unfavorable results were partially offset by the impact of favorable net prior year development in 2008 as compared to unfavorable net prior year development in 2007.
The combined ratio increased 1.0 point in 2008 as compared with 2007. The loss ratio improved 0.8 point, primarily due to the impact of development. This was partially offset by higher current accident year loss ratios recorded primarily in our E&O and D&O coverages for financial institutions due to the financial markets credit crisis in 2008.
The expense ratio increased 1.5 points in 2008 as compared with 2007. The increase primarily related to increased underwriting expenses and reduced ceding commissions.
Favorable net prior year development of $106 million was recorded in 2008, compared to unfavorable net prior year development of $24 million in 2007. Further information on CNA Specialty net prior year development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.

CNA COMMERCIAL
Business Overview
CNA Commercial works with an independent agency distribution system and a network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses and organizations. Property products include standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.
These property and casualty products are offered as part of our Commercial, Business and International insurance groups. Our Business insurance group serves our smaller commercial accounts and the Commercial insurance group serves our middle markets and larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. The International insurance group primarily consists of the commercial product lines of our operations in Europe, Canada, Latin America and Hawaii.
Also included in CNA Commercial is CNA Select Risk (Select Risk), which includes our excess and surplus lines coverages. Select Risk provides specialized insurance for selected commercial risks on both an individual customer and program basis. Customers insured by Select Risk are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. Select Risk’s products are distributed throughout the United States through specialist producers, program agents and brokers.
The following table details results of operations for CNA Commercial.
Results of Operations

Years ended December 31	2009	2008	2007
(In millions)

Net written premiums	$3,448	$3,770	$4,007
Net earned premiums	3,432	3,787	4,104
Net investment income	922	603	1,006
Net operating income	506	289	697
Net realized investment losses, after-tax	(232)	(335)	(105)
Net income (loss)	274	(46)	592

Ratios
Loss and loss adjustment expense	69.6%	73.0%	66.8%
Expense	35.2	31.2	32.1
Dividend	0.3	-	0.2

Combined	105.1%	104.2%	99.1%

2009 Compared with 2008
Net written premiums for CNA Commercial decreased $322 million in 2009 as compared with 2008. Written premiums declined in most lines primarily due to general economic conditions. Current economic conditions have led to decreased insured exposures, such as in small businesses and in the construction industry due to smaller payrolls and reduced project volume. This, along with competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $355 million in 2009 as compared with 2008, consistent with the trend of lower net written premiums. Premiums were also impacted by unfavorable premium development recorded in 2009 and unfavorable foreign exchange.
CNA Commercial’s average rate was flat, as compared to a decrease of 4% for 2008 for policies that renewed in each period. Retention rates of 81% were achieved for those policies that were available for renewal in both periods.

Net results improved $320 million in 2009 as compared with 2008. This improvement was due to increased net operating income and decreased net realized investment losses. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income improved $217 million in 2009 compared with 2008. This improvement was primarily driven by higher net investment income and lower catastrophe losses. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.
The combined ratio increased 0.9 point in 2009 as compared with 2008. The loss ratio improved 3.4 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios. Catastrophe losses were $82 million, or 2.4 points of the loss ratio, for 2009 as compared to $343 million, or 9.0 points of the loss ratio, for 2008. The current accident year loss ratio, excluding catastrophe losses, was unfavorably impacted by loss experience in several lines of business, including workers’ compensation and renewable energy, as well as several significant property losses.
The expense ratio increased 4.0 points in 2009 as compared with 2008, primarily related to higher underwriting expenses, unfavorable changes in estimates for insurance-related assessments and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.
In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which was reflected as unfavorable net prior year reserve development in 2008, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.
Favorable net prior year development of $168 million was recorded in 2009, compared to favorable net prior year development of $96 million in 2008. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $186 million. Further information on CNA Commercial net prior year development for 2009 and 2008 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2009 and 2008 for CNA Commercial.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2009	2008
(In millions)

Gross Case Reserves	$6,510	$6,772
Gross IBNR Reserves	6,495	6,837

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$13,005	$13,609

Net Case Reserves	$5,269	$5,505
Net IBNR Reserves	5,580	5,673

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,849	$11,178

2008 Compared with 2007
Net written premiums for CNA Commercial decreased $237 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, across most lines of business. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $317 million in 2008 as compared with 2007, consistent with the decreased net written premiums.
CNA Commercial’s average rate decreased 4% for 2008, as compared to a decrease of 3% for 2007 for policies that renewed in each period. Retention rates of 81% and 79% were achieved for those policies that were available for renewal in each period.

Net results decreased $638 million in 2008 as compared with 2007. This decrease was attributable to decreased net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income decreased $408 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income and higher catastrophe impacts. The catastrophe impacts were $230 million after-tax in 2008, which included a $7 million after-tax catastrophe-related insurance assessment, as compared to catastrophe losses of $49 million after-tax in 2007.
The combined ratio increased 5.1 points in 2008 as compared with 2007. The loss ratio increased 6.2 points primarily due to increased catastrophe losses. Catastrophes losses related to 2008 events had an adverse impact of 9.0 points on the loss ratio in 2008 compared with an adverse impact of 1.8 points in 2007.
The expense ratio decreased 0.9 point in 2008 as compared with 2007 primarily related to changes in the assessment rates imposed by certain states for insurance-related assessments. The dividend ratio decreased 0.2 point in 2008 as compared with 2007 due to increased favorable dividend development in the workers’ compensation line of business.
Favorable net prior year development of $96 million was recorded in 2008. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $186 million. Favorable net prior year development of $183 million was recorded in 2007. Further information on CNA Commercial net prior year development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.

LIFE & GROUP NON-CORE
Business Overview
The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that are in run-off. We continue to service our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also retain a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care business, while considered non-core, continues to be actively marketed. During 2008, we exited the indexed group annuity portion of our pension deposit business.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31	2009	2008	2007
(In millions)

Net earned premiums	$595	$612	$618
Net investment income	664	484	622
Net operating loss	(16)	(108)	(159)
Net realized investment losses, after-tax	(153)	(236)	(36)
Net loss	(169)	(344)	(195)
2009 Compared with 2008
Net earned premiums for Life & Group Non-Core decreased $17 million in 2009 as compared with 2008. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss decreased $175 million in 2009 as compared with 2008. The decrease in net loss was primarily due to improved net realized investment results, favorable performance on our remaining pension deposit business as further discussed below, and a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay us a total of $130 million, which resulted in an after-tax gain of $61 million, net of reinsurance. This litigation was brought by us in response to our settlement of the IGI contingency in 2007, as discussed below.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we recorded an additional pretax liability in Policyholders’ funds in 2008. Based on the increase in value of the investments supporting this business, we decreased this pretax liability by $42 million during 2009. During 2008 we increased this liability by $68 million.
These favorable impacts were partially offset by unfavorable results in our long term care business and a $28 million after-tax legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. The limited partnership investment supported the indexed group annuity portion of our pension deposit business.
Net investment income for the year ended December 31, 2008 included trading portfolio losses of $146 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. This trading portfolio supported the indexed group annuity portion of our pension deposit business. During 2008, we settled these liabilities with policyholders with no material impact to results of operations. That business had a net loss of $22 million for the year ended December 31, 2008.
2008 Compared with 2007
Net earned premiums for Life & Group Non-Core decreased $6 million in 2008 as compared with 2007.
Net loss increased $149 million in 2008 as compared with 2007. The increase in net loss was primarily due to increased net realized investment losses and adverse investment performance on a portion of our pension deposit business. As discussed above, during 2008, the Company recorded a pretax liability of $68 million in Policyholders’ funds due to the performance of the related assets supporting the pension deposit business in 2008. There was no liability recorded in 2007 related to this business.

The net loss in 2007 included an after-tax loss of $108 million related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings.
The decreased net investment income included a decline of trading portfolio results, which was substantially offset by a corresponding decrease in the policyholders’ fund reserves supported by the indexed group annuity trading portfolio. The trading portfolio supported the indexed group annuity portion of our pension deposit business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

CORPORATE & OTHER NON-CORE
Overview
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E claims.
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&E and intrasegment eliminations.
Results of Operations

Years ended December 31	2009	2008	2007
(In millions)

Net investment income	$208	$178	$312
Net operating loss	(99)	(62)	(2)
Net realized investment losses, after-tax	(53)	(103)	(17)
Net loss	(152)	(165)	(19)
2009 Compared with 2008
Net loss decreased $13 million in 2009 as compared with 2008, primarily due to improved net realized investment results and higher net investment income. Partially offsetting these favorable items was increased unfavorable net prior year development primarily related to A&E.
Unfavorable net prior year development of $184 million was recorded in 2009, including $79 million for asbestos exposures and $76 million for environmental pollution exposures. In our most recent actuarial ground up review we noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, we have not seen a decline in the overall emergence of new accounts during the last few years. We noted adverse development in various pollution accounts due to changes in the liabilities attributed to our policyholders and adverse changes in case law impacting insurers’ coverage obligations. These changes in turn increased our account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated. Unfavorable net prior year development of $122 million was recorded in 2008. Further information on Corporate & Other Non-Core net prior year development for 2009 and 2008 is included in Note F of the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2009 and 2008 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2009	2008
(In millions)

Gross Case Reserves	$1,548	$1,823
Gross IBNR Reserves	2,458	2,578

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,006	$4,401

Net Case Reserves	$972	$1,126
Net IBNR Reserves	1,515	1,561

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,487	$2,687

2008 Compared with 2007
Net loss increased $146 million in 2008 as compared with 2007. This increase was primarily due to lower net investment income, higher net realized investment losses and expenses associated with a legal contingency. These unfavorable impacts were partially offset by a $27 million release from the allowance for uncollectible reinsurance receivables arising from a change in estimate. In addition, the 2007 results included current accident year losses related to certain mass torts.
Unfavorable net prior year development of $122 million was recorded in 2008. Unfavorable net prior year development of $86 million was recorded in 2007. Further information on Corporate & Other Non-Core net prior year development for 2008 and 2007 is included in Note F of the Consolidated Financial Statements included under Item 8.

A&E Reserves
Our property and casualty insurance subsidiaries have actual and potential exposures related to asbestos and environmental pollution (A&E) claims. Establishing reserves for A&E claim and claim adjustment expenses is subject to a higher degree of variability due to a number of factors, as further discussed in the Reserve Estimates & Uncertainties section of this MD&A. Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for A&E and due to the significant uncertainties described related to A&E claims, our ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to our business, results of operations, equity, and insurer financial strength and debt ratings.
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
For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This broader market disruption significantly subsided in 2009 in most asset sectors. The U.S. Government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in 2009. Risk free interest rates continued near multi-year lows and credit spreads narrowed resulting in improvement in the Company’s unrealized position. However, fair values in the asset-backed sector continue to be depressed primarily due to continued concerns with underlying residential and commercial collateral. During the year, the Company took advantage of favorable market conditions to reposition the portfolio to better match the needs of the business. The substantial improvement in the unrealized position of the portfolio not only reflects the broader market recovery, but also these actions which centered around reducing non-investment grade corporate and non-agency residential and commercial mortgage-backed securities through net sales and principal repayments of $1,482 million and $2,459 million on an amortized cost basis. In addition, we had net purchases of $7,441 million in investment grade corporate bonds and $2,041 million in agency residential mortgage-backed securities.
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2009	2008	2007
(In millions)

Fixed maturity securities	$1,941	$1,984	$2,047
Short term investments	36	115	186
Limited partnerships	315	(379)	183
Equity securities	49	80	25
Trading portfolio – indexed group annuity	-	(146)	10
Trading portfolio – other	23	(3)	-
Other	6	19	35

Gross investment income	2,370	1,670	2,486
Investment expenses	(50)	(51)	(53)

Net investment income	$2,320	$1,619	$2,433

Net investment income increased $701 million in 2009 as compared with 2008. Excluding indexed group annuity trading portfolio losses of $146 million in 2008, net investment income increased $555 million primarily driven by improved results from limited partnership investments. This increase was partially offset by the impact of lower risk free and short term interest rates. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments. Limited partnership income in 2009 was driven by improved performance across many limited partnerships and included individual partnership performance that ranged from a positive $120 million to a negative $59 million. The limited partnership investments are managed as an overall portfolio in an effort to mitigate the greater levels of volatility, illiquidity and risk that are present in the individual investments. The indexed group annuity trading portfolio losses in 2008 were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations. We exited the indexed group annuity business in 2008.

Net investment income decreased $814 million in 2008 as compared with 2007. The decrease was primarily driven by significant losses from limited partnerships and the indexed group annuity trading portfolio in 2008, and a decline in short term interest rates.
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.1%, 5.6% and 5.8% for the years ended December 31, 2009, 2008, and 2007.
Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2009	2008	2007
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(53)	$235	$86
Corporate and other taxable bonds	(306)	(643)	(183)
States, municipalities and political subdivisions – tax-exempt securities	(21)	53	3
Asset-backed securities	(778)	(476)	(343)
Redeemable preferred stock	(9)	-	(41)

Total fixed maturity securities	(1,167)	(831)	(478)

Equity securities	243	(490)	117
Derivative securities	51	(19)	32
Short term investments and other	16	43	18

Realized investment losses, net of participating policyholders’ interests	(857)	(1,297)	(311)
Income tax benefit	296	456	108
Realized investment (gains) losses, after-tax, attributable to noncontrolling interests	-	-	-

Net realized investment gains (losses) attributable to CNA	$(561)	$(841)	$(203)

Net realized investment losses decreased $280 million for 2009 as compared with 2008, driven by a realized investment gain related to a common stock holding as discussed below and decreased OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note B of the Consolidated Financial Statements included under Item 8. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note A of the Consolidated Financial Statements included under Item 8.
Included in the 2009 net realized gains for equity securities was $370 million related to the sale of our holdings of Verisk Analytics Inc., which began trading on October 7, 2009 after an initial public offering. Since our cost basis in this position was zero, the entire amount was recognized as a pretax realized investment gain in the fourth quarter of 2009.
Net realized investment losses increased $638 million for 2008 as compared with 2007. The increase was primarily driven by an increase in OTTI losses recognized in earnings.
Our fixed maturity portfolio consists primarily of high quality bonds, 90% and 91% of which were rated as investment grade (rated BBB- or higher) at December 31, 2009 and 2008. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of our fixed maturity portfolio at carrying value.
Fixed Maturity Ratings

December 31	2009	%	2008	%
(In millions)

U.S. Government and Agencies	$3,705	10%	$4,611	16%
AAA rated	5,855	17	8,494	29
AA and A rated	12,464	35	8,166	29
BBB rated	10,122	28	5,029	17
Non-investment grade	3,466	10	2,587	9

Total	$35,612	100%	$28,887	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. Although we have focused efforts to reduce our exposure to non-investment grade securities through net dispositions, non-investment grade securities increased primarily due to price appreciation and downgrades of $1,126 million of asset-backed securities and $333 million of other fixed maturity securities on an amortized cost basis that were previously investment grade. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,637 million and $3,709 million at December 31, 2009 and 2008. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

December 31	2009	%	2008	%
(In millions)

BB	$1,352	39%	$1,585	61%
B	1,255	36	754	29
CCC - C	761	22	232	9
D	98	3	16	1

Total	$3,466	100%	$2,587	100%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At December 31, 2009, $487 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AAA. Of this amount, over 99% was within the tax-exempt bond segment. This third party credit support on tax-exempt bonds is provided by five mono-line insurers, the largest exposure based on fair value being Assured Guaranty Ltd. at 94%.
At December 31, 2009 and 2008, approximately 99% and 97% of the fixed maturity portfolio was issued by U.S. Government and agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2009 was $154 million, which represents less than 0.4% of our total investment portfolio. These securities were in a net unrealized gain position of $5 million at December 31, 2009.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at December 31, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss

Due in one year or less	3%	4%
Due after one year through five years	20	12
Due after five years through ten years	36	36
Due after ten years	41	48

Total	100%	100%

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
Effective Durations

	December 31, 2009		December 31, 2008
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$10,376	11.2	$8,168	9.9

Other interest sensitive investments	29,665	4.0	25,194	4.5

Total	$40,041	5.8	$33,362	5.8

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A Quantitative and Qualitative Disclosures About Market Risk included herein.

Asset-Backed Exposure
Asset-Backed Distribution

	Security Type

December 31, 2009	RMBS (a)	CMBS (b)	Other ABS (c)	Total
(In millions)

U.S. Government Agencies	$3,405	$-	$-	$3,405
AAA	1,644	345	626	2,615
AA	307	92	69	468
A	250	81	35	366
BBB	226	44	102	372
Non-investment grade and equity tranches	1,105	22	-	1,127

Total Fair Value	$6,937	$584	$832	$8,353

Total Amortized Cost	$7,469	$709	$858	$9,036

Sub-prime (included above)
Fair Value	$602	$-	$-	$602
Amortized Cost	$709	$-	$-	$709

Alt-A (included above)
Fair Value	$650	$-	$-	$650
Amortized Cost	$775	$-	$-	$775

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 66% were rated investment grade, while 78% of the Alt-A securities were rated investment grade. At December 31, 2009, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.
Pretax OTTI losses of $435 million for securities with sub-prime and Alt-A exposure were included in the $685 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Statement of Operations for the year ended December 31, 2009. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note B of the Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	December 31,	December 31,
	2009	2008
(In millions)

Short term investments available-for-sale:
Commercial paper	$185	$563
U.S. Treasury securities	3,025	2,258
Money market funds	179	329
Other	560	384

Total short term investments	$3,949	$3,534

There was no cash collateral held related to securities lending at December 31, 2009 or 2008.

Separate Accounts
The following table summarizes the bond ratings of the investments supporting separate account products which guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time.
Separate Account Bond Ratings

December 31	2009	%	2008	%
(In millions)

U.S. Government Agencies	$67	18%	$67	20%
AAA rated	17	5	53	15
AA and A rated	176	46	148	43
BBB rated	93	24	74	22
Non-investment grade	27	7	1	-

Total	$380	100%	$343	100%

At December 31, 2009 and 2008, approximately 97% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For 2009, net cash provided by operating activities was $1,258 million, as compared to $1,558 million for 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of our pension deposit business which we exited in 2008. Additionally, during the second quarter of 2009 we resumed the use of a trading portfolio for income enhancement purposes. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $164 million related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009. Cash provided by operating activities in 2009 was favorably impacted by decreased loss payments as compared to 2008, and tax recoveries in 2009 compared with tax payments in 2008.
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
Net cash used by investing activities was $1,093 million, $1,908 million and $1,082 million for 2009, 2008, and 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
Net cash flows used by financing activities was $120 million in 2009. Net cash flows provided by financing activities was $347 million in 2008. Net cash flows used by financing activities was $185 million in 2007. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews Corporation.
2008 Senior Preferred
In the fourth quarter of 2008, we issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock (2008 Senior Preferred) for $1.25 billion. In the fourth quarter of 2009, we redeemed $250 million of the 2008 Senior Preferred at the issue price plus accrued dividends, using a portion of the proceeds from the issuance of $350 million of 7.350% ten-year senior notes, leaving $1.0 billion of the 2008 Senior Preferred outstanding as of December 31, 2009. Dividends of $122 million and $19 million on the 2008 Senior Preferred were declared and paid for the years ended December 31, 2009 and 2008.

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

•
As of December 31, 2009, our holding company held short term investments of $395 million. Additionally, we have $100 million available through a revolving credit facility as of December 31, 2009. Our holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, we believe that our holding company has sufficient liquidity to fund our preferred stock dividend and debt service payments through 2010.

We have an effective shelf registration statement under which we may issue $1,650 million of debt or equity securities.

Commitments, Contingencies, and Guarantees
We have various commitments, contingencies and guarantees which we become involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of December 31, 2009 is presented in the following table.
Contractual Commitments

December 31, 2009					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years
(In millions)

Debt (a)	$3,338	$144	$884	$771	$1,539
Lease obligations	173	39	66	42	26
Claim and claim expense reserves (b)	28,310	6,042	7,347	4,061	10,860
Future policy benefits reserves (c)	12,505	177	337	326	11,665
Policyholder funds reserves (c)	155	19	9	7	120
Guaranteed payment contracts (d)	8	5	3	-	-
Preferred stock dividends (e)	500	100	200	200	-

Total (f)	$44,989	$6,526	$8,846	$5,407	$24,210

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2009. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $19 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2009. Future policy benefit reserves of $777 million and policyholder fund reserves of $39 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A of the Consolidated Financial Statements under Item 8.

(d)	Primarily relating to telecommunications and software services.

(e)
Our preferred stock has a minimum dividend rate of 10% due quarterly, if declared. We have reflected the dividend payment in the table above for a period of 5 years, which may be more or less than the actual period the preferred stock remains outstanding. As long as the amount of preferred stock outstanding is $1.0 billion, the minimum dividend payment, if declared, is $100 million a year.

(f)	Does not include expected estimated contribution of $73 million to the Company’s pension and postretirement plans in 2010.
Further information on our commitments, contingencies and guarantees is provided in Notes B, C, F, G, I and K of the Consolidated Financial Statements included under Item 8.
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
A.M. Best, Moody’s and S&P currently maintain a stable outlook on the Company.
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
Accounting Standards Update
For a discussion of accounting standards updates that have been adopted or will be adopted in the future, see Note A of the Consolidated Financial Statements included under Item 8.

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

•
general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create additional losses to our lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services, and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

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

•
conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of Loews to provide additional capital support to us;

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

•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections of this MD&A, including the sufficiency of the reserves and the possibility for future increases;

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
Discussions herein regarding market risk focus on only one element of market risk, which is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. Our primary market risk exposures are due to changes in interest rates, although we have certain exposures to changes in equity prices and foreign currency exchange rates. The fair value of the financial instruments is generally adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.
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
Sensitivity Analysis
We monitor our sensitivity to interest rate changes (inclusive of credit spread) by revaluing financial assets and liabilities using a variety of different interest rates. The Company uses duration and convexity at the security level to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in the yield rate. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security in determining the hypothetical change in fair value. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.
The evaluation is performed by applying an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on our fair value at risk and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the fair value of our financial instruments to selected changes in market rates and prices. The range of change chosen reflects our view of changes that are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2009 and 2008 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2009 and 2008, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the Standard & Poor’s 500 Index (S&P 500) from its level at December 31, 2009 and 2008, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
The value of limited partnerships can be affected by changes in equity markets as well as changes in interest rates. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in various equity indices and interest rates. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 10% and 25% and interest rates increase by 100 and 150 basis points.
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
The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2009 and 2008, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.

Market Risk Scenario 1
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2009	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$199	$(5)	$-	$-
Asset-backed securities	8,353	(232)	(2)	-
States, municipalities and political subdivisions – tax-exempt securities	6,993	(687)	-	-
Corporate and other taxable bonds	19,839	(1,155)	(131)	-
Redeemable preferred stock	54	(3)	-	(2)

Total fixed maturity securities available-for-sale	35,438	(2,082)	(133)	(2)

Fixed maturity securities trading	174	(17)	-	-
Equity securities available-for-sale	644	-	-	(65)
Short term investments available-for-sale	3,949	(12)	(32)	-
Limited partnerships	1,787	1	-	(59)
Other invested assets	4	20	-	-

Total general account	41,996	(2,090)	(165)	(126)

Separate accounts:
Fixed maturity securities	380	(15)	-	-
Equity securities	32	-	-	(3)
Short term investments	6	-	-	-

Total separate accounts	418	(15)	-	(3)

Derivative financial instruments, included in Other liabilities	(11)	1	-	-

Total securities	$42,403	$(2,104)	$(165)	$(129)

Debt (carrying value)	$2,303	$(109)	$-	$-

Market Risk Scenario 1
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2008	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,930	$(148)	$-	$-
Asset-backed securities	7,764	(542)	(2)	-
States, municipalities and political subdivisions – tax-exempt securities	7,415	(630)	-	-
Corporate and other taxable bonds	10,730	(597)	(97)	-
Redeemable preferred stock	47	(2)	-	(2)

Total fixed maturity securities available-for-sale	28,886	(1,919)	(99)	(2)

Fixed maturity securities trading	1	-	-	-
Equity securities available-for-sale	871	-	(1)	(87)
Short term investments available-for-sale	3,534	(17)	(13)	-
Limited partnerships	1,683	1	-	(38)
Other invested assets	28	-	-	-

Total general account	35,003	(1,935)	(113)	(127)

Separate accounts:
Fixed maturity securities	343	(17)	-	-
Equity securities	27	-	-	(2)
Short term investments	7	-	-	-

Total separate accounts	377	(17)	-	(2)

Derivative financial instruments, included in Other liabilities	(111)	90	-	-

Total securities	$35,269	$(1,862)	$(113)	$(129)

Debt (carrying value)	$2,058	$(102)	$-	$-

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2009 and 2008, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.

Market Risk Scenario 2
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2009	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$199	$(7)	$-	$-
Asset-backed securities	8,353	(318)	(4)	-
States, municipalities and political subdivisions – tax-exempt securities	6,993	(994)	-	-
Corporate and other taxable bonds	19,839	(1,677)	(261)	-
Redeemable preferred stock	54	(5)	-	(5)

Total fixed maturity securities available-for-sale	35,438	(3,001)	(265)	(5)

Fixed maturity securities trading	174	(19)	-	-
Equity securities available-for-sale	644	-	(1)	(161)
Short term investments available-for-sale	3,949	(19)	(64)	-
Limited partnerships	1,787	1	-	(148)
Other invested assets	4	30	-	-

Total general account	41,996	(3,008)	(330)	(314)

Separate accounts:
Fixed maturity securities	380	(22)	-	-
Equity securities	32	-	-	(8)
Short term investments	6	-	-	-

Total separate accounts	418	(22)	-	(8)

Derivative financial instruments, included in Other liabilities	(11)	-	-	-

Total securities	$42,403	$(3,030)	$(330)	$(322)

Debt (carrying value)	$2,303	$(160)	$-	$-

Market Risk Scenario 2
		Increase (Decrease)
	Market	Interest	Currency	Equity
December 31, 2008	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,930	$(215)	$-	$-
Asset-backed securities	7,764	(845)	(3)	-
States, municipalities and political subdivisions – tax-exempt securities	7,415	(907)	-	-
Corporate and other taxable bonds	10,730	(865)	(194)	-
Redeemable preferred stock	47	(2)	-	(5)

Total fixed maturity securities available-for-sale	28,886	(2,834)	(197)	(5)

Fixed maturity securities trading	1	-	-	-
Equity securities available-for-sale	871	-	(2)	(218)
Short term investments available-for-sale	3,534	(29)	(26)	-
Limited partnerships	1,683	1	-	(94)
Other invested assets	28	-	-	-

Total general account	35,003	(2,862)	(225)	(317)

Separate accounts:
Fixed maturity securities	343	(25)	-	-
Equity securities	27	-	-	(7)
Short term investments	7	-	-	-

Total separate accounts	377	(25)	-	(7)

Derivative financial instruments, included in Other liabilities	(111)	131	-	-

Total securities	$35,269	$(2,756)	$(225)	$(324)

Debt (carrying value)	$2,058	$(149)	$-	$-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31	2009	2008	2007
(In millions, except per share data)

Revenues
Net earned premiums	$6,721	$7,151	$7,484
Net investment income	2,320	1,619	2,433
Net realized investment losses, net of participating policyholders’ interests:
Other-than-temporary impairment losses	(1,657)	(1,484)	(741)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	305	-	-

Net impairment losses recognized in earnings	(1,352)	(1,484)	(741)
Other net realized investment gains	495	187	430

Net realized investment losses, net of participating policyholders’ interests	(857)	(1,297)	(311)

Other revenues	288	326	279

Total revenues	8,472	7,799	9,885

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,290	5,723	6,009
Amortization of deferred acquisition costs	1,417	1,467	1,520
Other operating expenses	1,097	1,037	994
Interest	128	134	140

Total claims, benefits and expenses	7,932	8,361	8,663

Income (loss) from continuing operations before income tax	540	(562)	1,222
Income tax (expense) benefit	(57)	311	(317)

Income (loss) from continuing operations	483	(251)	905
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $9 and $0	(2)	9	(6)

Net income (loss)	481	(242)	899
Net income attributable to noncontrolling interests	(62)	(57)	(48)

Net income (loss) attributable to CNA	$419	$(299)	$851

Income (Loss) Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA	$421	$(308)	$857
Dividends on 2008 Senior Preferred	(122)	(19)	-

Income (loss) from continuing operations attributable to CNA common stockholders	299	(327)	857
Income (loss) from discontinued operations attributable to CNA common stockholders	(2)	9	(6)

Income (loss) attributable to CNA common stockholders	$297	$(318)	$851

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31	2009	2008	2007
(In millions, except per share data)

Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA common stockholders	$1.11	$(1.21)	$3.15
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.01)	0.03	(0.02)

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$1.10	$(1.18)	$3.13

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.0	269.4	271.5

Diluted	269.1	269.4	271.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	2009		2008		2007
Years ended December 31	Tax	After-tax	Tax	After-tax	Tax	After-tax
(In millions)

Changes in:
Net unrealized losses on investments with other-than-temporary impairments	$52	$(95)	$-	$-	$-	$-
Net unrealized gains (losses) on other investments	(2,024)	3,741	1,926	(3,553)	313	(579)

Net unrealized gains (losses) on investments	(1,972)	3,646	1,926	(3,553)	313	(579)
Net unrealized gains (losses) on discontinued operations and other	(2)	9	6	(6)	2	3
Net foreign currency translation adjustment	-	117	-	(153)	-	30
Net pension and postretirement benefit plans	(8)	15	194	(363)	(52)	97
Allocation to participating policyholders	-	(40)	-	32	-	5

Other comprehensive income (loss)	$(1,982)	3,747	$2,126	(4,043)	$263	(444)

Net income (loss)		481		(242)		899

Comprehensive income (loss)		4,228		(4,285)		455

Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests		(24)		11		-
Net pension and postretirement benefit plans attributable to noncontrolling interests		(2)		5		(2)

Other comprehensive (income) loss attributable to noncontrolling interests		(26)		16		(2)

Net income attributable to noncontrolling interests		(62)		(57)		(48)

Comprehensive income attributable to noncontrolling interests		(88)		(41)		(50)

Total comprehensive income (loss) attributable to CNA		$4,140		$(4,326)		$405

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31	2009	2008
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $35,602 and $34,155)	$35,612	$28,887
Equity securities at fair value (cost of $633 and $1,016)	644	871
Limited partnership investments	1,787	1,683
Other invested assets	4	28
Short term investments	3,949	3,534

Total investments	41,996	35,003
Cash	140	85
Reinsurance receivables (less allowance for uncollectible receivables of $351 and $366)	6,581	7,395
Insurance receivables (less allowance for doubtful accounts of $202 and $221)	1,656	1,818
Accrued investment income	416	356
Receivables for securities sold and collateral	154	402
Deferred acquisition costs	1,108	1,125
Prepaid reinsurance premiums	188	237
Federal income tax recoverable (includes $320 and $299 due from Loews Corporation)	297	294
Deferred income taxes	1,333	3,493
Property and equipment at cost (less accumulated depreciation of $498 and $641)	360	393
Goodwill and other intangible assets	141	141
Other assets	505	562
Separate account business	423	384

Total assets	$55,298	$51,688

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$26,816	$27,593
Unearned premiums	3,274	3,406
Future policy benefits	7,981	7,529
Policyholders’ funds	192	243
Payables for securities purchased	242	12
Participating policyholders’ funds	56	20
Long term debt	2,303	2,058
Reinsurance balances payable	281	316
Other liabilities	2,564	2,830
Separate account business	423	384

Total liabilities	44,132	44,391

Commitments and contingencies (Notes B, C, F, G, I , and K)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 10,000 and 12,500 shares issued and outstanding held by Loews Corporation)	1,000	1,250
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,026,759 and 269,024,408 shares outstanding)	683	683
Additional paid-in capital	2,177	2,174
Retained earnings	7,264	6,845
Accumulated other comprehensive loss	(325)	(3,924)
Treasury stock (4,013,484 and 4,015,835 shares), at cost	(109)	(109)
Notes receivable for the issuance of common stock	(30)	(42)

Total CNA stockholders’ equity	10,660	6,877
Noncontrolling interests	506	420

Total equity	11,166	7,297

Total liabilities and equity	$55,298	$51,688

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2009	2008	2007
(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$481	$(242)	$899
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	2	(9)	6
Loss on disposal of property and equipment	14	1	1
Deferred income tax expense (benefit)	177	(174)	(99)
Trading portfolio activity	(164)	644	(12)
Net realized investment losses, net of participating policyholders’ interests	857	1,297	311
Undistributed losses (earnings) of equity method investees	(223)	446	(99)
Net amortization of investment discount	(198)	(278)	(252)
Depreciation	86	78	64
Changes in:
Receivables, net	976	987	1,386
Accrued investment income	(60)	(26)	(17)
Deferred acquisition costs	17	36	29
Prepaid reinsurance premiums	49	33	72
Federal income taxes recoverable/payable	(3)	(287)	(38)
Insurance reserves	(612)	(590)	(830)
Reinsurance balances payable	(35)	(85)	(138)
Other assets	53	13	42
Other liabilities	(139)	(287)	(80)
Other, net	3	9	7

Total adjustments	800	1,808	353

Net cash flows provided by operating activities-continuing operations	$1,281	$1,566	$1,252

Net cash flows used by operating activities-discontinued operations	$(23)	$(8)	$(13)

Net cash flows provided by operating activities-total	$1,258	$1,558	$1,239

Cash Flows from Investing Activities:
Purchases of fixed maturity securities	$(24,189)	$(48,404)	$(73,157)
Proceeds from fixed maturity securities:
Sales	19,245	41,749	69,012
Maturities, calls and redemptions	3,448	4,092	4,744
Purchases of equity securities	(269)	(205)	(236)
Proceeds from sales of equity securities	901	220	340
Change in short term investments	(327)	1,032	1,347
Change in collateral on loaned securities and derivatives	(5)	(57)	(2,788)
Change in other investments	140	(295)	(168)
Purchases of property and equipment	(63)	(104)	(160)
Dispositions	-	-	14
Other, net	3	46	(69)

Net cash flows used by investing activities-continuing operations	$(1,116)	$(1,926)	$(1,121)

Net cash flows provided by investing activities-discontinued operations	$23	$18	$39

Net cash flows used by investing activities-total	$(1,093)	$(1,908)	$(1,082)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	2009	2008	2007
Cash Flows from Financing Activities:
Dividends paid to Loews for 2008 Senior Preferred	$(122)	$(19)	$-
Dividends paid to common stockholders	-	(122)	(95)
Proceeds from the issuance of debt	350	250	-
Principal payments on debt	(100)	(350)	-
Return of investment contract account balances	(15)	(607)	(122)
Receipts on investment contract account balances	4	3	3
Payment to redeem 2008 Senior Preferred	(250)	-	-
Proceeds from the issuance of 2008 Senior Preferred	-	1,250	-
Stock options exercised	1	1	18
Purchase of treasury stock	-	(70)	-
Other, net	12	11	11

Net cash flows provided (used) by financing activities-continuing operations	$(120)	$347	$(185)

Net cash flows provided (used) by financing activities-discontinued operations	$-	$-	$-

Net cash flows provided (used) by financing activities-total	$(120)	$347	$(185)

Effect of foreign exchange rate changes on cash-continuing operations	10	(13)	5

Net change in cash	55	(16)	(23)
Net cash transactions from continuing operations to discontinued operations	-	17	59
Net cash transactions from discontinued operations to continuing operations	-	(17)	(59)

Cash, beginning of year	85	101	124

Cash, end of year	$140	$85	$101

Cash-continuing operations	$140	$85	$94
Cash-discontinued operations	-	-	7

Cash-total	$140	$85	$101

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

Years ended December 31	2009	2008	2007
(In millions)
Preferred Stock
Balance, beginning of period	$1,250	$-	$-
Issuance of 2008 Senior Preferred	-	1,250	-
Redemption of 2008 Senior Preferred	(250)	-	-

Balance, end of period	1,000	1,250	-

Common Stock
Balance, beginning and end of period	683	683	683

Additional Paid-in Capital
Balance, beginning of period	2,174	2,169	2,166
Stock based compensation and other	3	5	3

Balance, end of period	2,177	2,174	2,169

Retained Earnings
Balance, beginning of period	6,845	7,285	6,529
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance	122	-	-
Dividends paid to common stockholders	-	(122)	(95)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(122)	(19)	-
Net income (loss) attributable to CNA	419	(299)	851

Balance, end of period	7,264	6,845	7,285

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(3,924)	103	549
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance	(122)	-	-
Other comprehensive income (loss) attributable to CNA	3,721	(4,027)	(446)

Balance, end of period	(325)	(3,924)	103

Treasury Stock
Balance, beginning of period	(109)	(39)	(58)
Purchase of treasury stock	-	(70)	-
Stock options exercised	-	-	19

Balance, end of period	(109)	(109)	(39)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(42)	(51)	(58)
Decrease in notes receivable for the issuance of common stock	12	9	7

Balance, end of period	(30)	(42)	(51)

Total CNA Stockholders’ Equity	10,660	6,877	10,150

Noncontrolling Interests
Balance, beginning of period	420	385	335
Net income	62	57	48
Other comprehensive income (loss)	26	(16)	2
Other	(2)	(6)	-

Balance, end of period	506	420	385

Total Equity	$11,166	$7,297	$10,535

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of December 31, 2009. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2009.
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany amounts have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. For the year ended December 31, 2009, management has evaluated all subsequent events through the filing date of February 23, 2010.
Business
The Company’s core property and casualty insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. In the fourth quarter of 2009, the Company revised its property and casualty segments. See Note N for further discussion.
The Company serves a wide variety of customers, including small, medium and large businesses; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.
Core insurance products include commercial property and casualty coverages. Non-core insurance products, which primarily have been placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, warranty and claims administration. The Company’s products and services are marketed through independent agents, brokers, and managing general agents.
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
Insurance receivables are presented net of an estimated allowance for doubtful accounts, which is recorded on the basis of periodic evaluations of balances due currently or in the future from insureds, including amounts due from insureds related to losses under high deductible policies, management’s experience and current economic conditions.
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

Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&E), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets. See Note O for further information on claim and claim adjustment expense reserves for discontinued operations.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.5 billion and $2.0 billion as of December 31, 2009 and 2008. A significant portion of these amounts is supported by collateral. The Company also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets. In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced by $90 million for insolvent insureds. The reduction of this amount, which was reflected as unfavorable net prior year reserve development, had no effect on results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the Consolidated Statement of Operations.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at both December 31, 2009 and 2008. At December 31, 2009 and 2008, the discounted reserves for unfunded structured settlements were $746 million and $756 million, net of discount of $1.1 billion in both periods.
Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.0% to 6.5% for the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, such discounted reserves totaled $1.7 billion and $1.6 billion, net of discount of $482 million in both periods.
Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2009 and 2008, and mortality, morbidity and withdrawal assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.
Policyholders’ funds reserves: Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. During 2008, the Company exited the indexed group annuity portion of its pension deposit business and settled the related liabilities with policyholders with no material impact to results of operations. Cash flows related to the settlement of the liabilities with policyholders were presented on the Consolidated Statements of Cash Flows in Cash flows from financing activities, as Return of investment contract account balances. Cash flows related to proceeds from the liquidation of the related assets supporting the policyholder liabilities were presented on the Consolidated Statements of Cash Flows in Cash flows from operating activities, as Trading portfolio activity.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the liability balances were $167 million and $170 million. As of December 31, 2009 and 2008, included in Other assets on the Consolidated Balance Sheets were $5 million and $6 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.
Reinsurance: Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as Reinsurance receivables on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of the Company. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2009 and 2008, the Company had $21 million and $25 million recorded as deposit assets and $112 million and $110 million recorded as deposit liabilities.
Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in Other revenues or Other operating expenses on the Consolidated Statements of Operations as appropriate.
Participating insurance: Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. Limitations exist on the amount of income from participating life insurance contracts that may be distributed to stockholders, and therefore the share of income on these policies that cannot be distributed to stockholders is excluded from Stockholders’ equity by a charge to operations and other comprehensive income and the establishment of a corresponding liability.
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
The Company evaluates deferred acquisition costs for recoverability. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Adjustments, if necessary, are recorded in current results of operations. Deferred acquisition costs are presented net of ceding commissions and other ceded acquisition costs. Unamortized deferred acquisition costs relating to contracts that have been substantially changed by a modification in benefits, features, rights or coverages that were not anticipated in the original contract are not deferred and are included as a charge to operations in the period during which the contract modification occurred.
Investments in life settlement contracts and related revenue recognition: Prior to 2002, the Company purchased investments in life settlement contracts. A life settlement contract is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). Under a life settlement contract, the Company obtained the ownership and beneficiary rights of an underlying life insurance policy.
The Company accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statement of Operations. The Company’s investments in life settlement contracts were $130 million and $129 million at December 31, 2009 and 2008, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.
The following table details the values for life settlement contracts. The determination of fair value is discussed in Note D.

December 31, 2009	Number of Life	Fair Value of Life Settlement	Face Amount of Life Insurance
	Settlement Contracts	Contracts	Policies
		(In millions)	(In millions)

Estimated maturity during:
2010	100	$17	$53
2011	90	15	49
2012	90	13	46
2013	80	11	44
2014	80	10	41
Thereafter	817	64	443

Total	1,257	$130	$676

The Company uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured’s death for each in force policy based upon the Company’s estimated mortality rates, which may vary due to the relatively small size of the portfolio of life settlement contracts. The number of life settlement contracts presented in the table above is based upon the average face amount of in force policies estimated to mature in each future year.
The increase in fair value recognized for the years ended December 31, 2009, 2008 and 2007 on contracts still being held was $10 million, $17 million and $12 million. The gain recognized during the years ended December 31, 2009, 2008 and 2007 on contracts that matured was $24 million, $30 million and $38 million.
Separate Account Business: Separate account assets and liabilities represent contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets are segregated into accounts with specific underlying investment objectives and are legally segregated from the Company. All assets of the separate account business are carried at fair value with an equal amount recorded for separate account liabilities. Certain of the separate account investment contracts related to the Company’s pension deposit business guarantee principal and an annual minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time. Most of these contracts are subject to a fair value adjustment if terminated by the policyholder. During 2008, the Company recorded $68 million of additional Policyholders’ funds liabilities due to declines in the value of the related separate account assets. If the fair value of the related assets supporting the business increase to a level that exceeds the aggregate contract value, the amount of any such increase will accrue to the Company’s benefit to the extent of any remaining additional liability in Policyholders’ funds. Accordingly, during 2009, the Company released a portion of the additional amounts originally recorded in 2008, leaving $26 million of additional Policyholders’ funds liability at December 31, 2009. Fee income accruing to the Company related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Operations.

Investments
Valuation of investments: The Company classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income on the Consolidated Statements of Operations. Investment valuations are adjusted and losses may be recognized in the Consolidated Statements of Operations when a decline in value is determined by the Company to be other-than-temporary. See the Accounting Standards Update section of this note for further information regarding the Company’s recognition and presentation of other-than-temporary impairments.
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
Other invested assets include certain derivative securities and real estate investments. Derivative securities are recorded at fair value. See Note C for further discussion of the Company’s use of and reporting for derivatives. Real estate investments are carried at the lower of cost or fair value.
Short term investments are carried at fair value.
Realized investment gains (losses): All securities sold resulting in investment gains (losses) are recorded on the trade date, except for bank loan participations which are recorded on the date that the legal agreements are finalized. Realized investment gains (losses) are determined on the basis of the cost or amortized cost of the specific securities sold.
Securities lending activities: The Company lends securities to unrelated parties, primarily major brokerage firms, through an internally managed program and an external program managed by the Company’s lead custodial bank as agent. The securities lending program is for the purpose of enhancing income. The Company does not lend securities for operating or financing purposes. Borrowers of these securities must initially deposit collateral with the Company of at least 102% and maintain collateral of no less than 100% of the fair value of the securities loaned, regardless of whether the collateral is cash or securities. Only cash collateral is accepted for the Company’s internally managed program and is typically invested in the highest quality commercial paper with maturities of less than 7 days. U.S. Government, agencies or Government National Mortgage Association securities are accepted as non-cash collateral for the external program. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities on the Consolidated Balance Sheets.
The lending programs are matched-book programs where the collateral is invested to substantially match the term of the loan which limits risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities received by the Company, is not reflected as an asset of the Company as there exists no right to sell or repledge the collateral. There was no cash collateral held related to securities lending included in Short term investments on the Consolidated Balance Sheets at December 31, 2009 and 2008. The fair value of non-cash collateral was $348 million at December 31, 2008. There was no non-cash collateral held at December 31, 2009.

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
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and actuarial gains and losses are recognized in the year in which the changes occur through Other comprehensive income. Annual service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial losses are recognized on the Consolidated Statements of Operations. Effective January 1, 2009, due to the significant number of inactive participants, the Company has amortized actuarial losses over the average remaining life expectancy of the inactive participants for the CNA Retirement Plan. Previously, the Company amortized actuarial losses over the average remaining service period of the active participants. This change resulted in an increase to net income of $20 million, net of taxes, for the year ended December 31, 2009.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies, repurchases or cancels primarily on a straight-line basis over the requisite service period, generally four years.
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders’ equity as a component of Accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction losses of $14 million, $35 million and $10 million were included in determining net income (loss) for the years ended December 31, 2009, 2008 and 2007.
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
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets of $141 million as of December 31, 2009 and 2008 primarily represent the excess of purchase price over the fair value of the net assets of acquired entities and businesses. As of December 31, 2009 and 2008, $139 million of the balance related to CNA Surety. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

Earnings (Loss) Per Share Data
Earnings (loss) per share attributable to the Company’s common stockholders is based on weighted average outstanding shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing net income (loss) attributable to CNA by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2009 and 2007, approximately 120 thousand and 270 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the year ended December 31, 2008, as a result of the net loss, none of the 1.6 million potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive. For the years ended December 31, 2009 and 2007, approximately 1.7 million and 300 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly. See Note L for further details.
Supplementary Cash Flow Information
Cash payments made for interest were $124 million, $139 million and $142 million for the years ended December 31, 2009, 2008 and 2007. Cash refunds received for federal income taxes amounted to $117 million for the year ended December 31, 2009. Cash payments made for federal income taxes were $120 million and $420 million for the years ended December 31, 2008 and 2007.

Accounting Standards Update
Adopted
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the Financial Accounting Standards Board (FASB) issued updated accounting guidance which provided accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarified that noncontrolling ownership interests in a subsidiary should be reported as equity in the consolidated financial statements. It also required consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The Company adopted this updated accounting guidance on January 1, 2009. The adoption had no impact on the Company’s financial condition or results of operations, but impacted the presentation of these amounts within the Consolidated Financial Statements.
Effective Date of Fair Value Measurements
In February 2008, the FASB issued updated accounting guidance which delayed the effective date of fair value measurement disclosures for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. The Company adopted the provisions of this updated accounting guidance as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purposes of goodwill and intangible asset impairment testing as of January 1, 2009. The adoption of these provisions had no impact on the Company’s financial condition or results of operations.
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued updated accounting guidance, which amended the other-than-temporary impairment (OTTI) loss model for fixed maturity securities. A fixed maturity security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. The updated accounting guidance requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed maturity security or if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis.
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
The adoption of this updated accounting guidance as of April 1, 2009 resulted in a cumulative effect adjustment of $122 million, net of tax, which was reclassified to Accumulated other comprehensive income (AOCI) from Retained earnings on the Consolidated Statement of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that are still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009.

Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued updated accounting guidance which requires enhanced disclosures regarding plan assets and how investment allocations are made, including the factors that are pertinent to an understanding of investment policies and procedures, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. The adoption of this updated accounting guidance as of December 31, 2009 had no impact on the Company’s financial condition or results of operations. The Company has complied with the disclosure requirements related to plan assets in Note J.
Recently issued accounting standards to be adopted
Variable Interest Entities
In June 2009, the FASB issued updated accounting guidance which amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures. The updated accounting guidance is effective for annual reporting periods beginning after November 15, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2009	2008	2007
(In millions)

Fixed maturity securities	$1,941	$1,984	$2,047
Short term investments	36	115	186
Limited partnerships	315	(379)	183
Equity securities	49	80	25
Trading portfolio – indexed group annuity (a)	-	(146)	10
Trading portfolio – other (b)	23	(3)	-
Other	6	19	35

Gross investment income	2,370	1,670	2,486
Investment expenses	(50)	(51)	(53)

Net investment income	$2,320	$1,619	$2,433

(a) The gains (losses) related to the indexed group annuity trading portfolio, including net unrealized gains (losses), were substantially offset by a corresponding change in the policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
(b) The net unrealized losses on trading securities still held included in net investment income was $5 million and $3 million for the years ended December 31, 2009 and 2008.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2009	2008	2007
(In millions)

Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$500	$532	$486
Gross realized losses	(1,667)	(1,363)	(964)

Net realized investment losses on fixed maturity securities	(1,167)	(831)	(478)

Equity securities:
Gross realized gains	473	22	146
Gross realized losses	(230)	(512)	(29)

Net realized investment gains (losses) on equity securities	243	(490)	117

Derivatives	51	(19)	32
Short term investments and other	16	43	18

Net realized investment losses, net of participating policyholders’ interests	$(857)	$(1,297)	$(311)

Net change in unrealized gains (losses) in investments is presented in the following table.
Net Change in Unrealized Gains (Losses)

Years ended December 31	2009	2008	2007
(In millions)

Net change in unrealized losses on investments:
Fixed maturity securities	$5,278	$(5,137)	$(847)
Equity securities	156	(347)	(47)
Other	(4)	5	2

Total net change in unrealized gains (losses) on investments	$5,430	$(5,479)	$(892)

The components of other-than-temporary-impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Years ended December 31	2009	2008	2007
(In millions)

Fixed maturity securities available-for-sale:

U.S Treasury securities and obligations of government agencies	$-	$29	$53

Asset-backed securities:
Residential mortgage-backed securities	461	222	209
Commercial mortgage-backed securities	193	208	65
Other asset-backed securities	31	35	37

Total asset-backed securities	685	465	311

States, municipalities and political subdivisions – tax-exempt securities	79	1	50
Corporate and other taxable bonds	357	585	260
Redeemable preferred stock	9	1	42

Total fixed maturity securities available-for-sale	1,130	1,081	716

Equity securities available-for-sale:
Common stock	5	140	24
Preferred stock	217	263	1

Total equity securities available-for-sale	222	403	25

Net OTTI losses recognized in earnings	$1,352	$1,484	$741

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
The Company applies the same impairment model as described above for the majority of the non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific outlook.
Prior to the adoption of the updated accounting guidance related to OTTI in the second quarter of 2009 as further discussed in Note A, the Company applied the impairment model described in the paragraph above to both fixed maturity and equity securities.

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
December 31, 2009	Cost	Gains	12 Months	or Greater	Value	Losses

(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1	$-	$199	$-

Asset-backed securities:
Residential mortgage-backed securities	7,469	72	43	561	6,937	246
Commercial mortgage-backed securities	709	10	1	134	584	3
Other asset-backed securities	858	14	1	39	832	-

Total asset-backed securities	9,036	96	45	734	8,353	249

States, municipalities and political subdivisions – tax-exempt securities	7,142	201	25	325	6,993	-
Corporate and other taxable bonds	19,015	1,123	50	249	19,839	26
Redeemable preferred stock	51	4	-	1	54	-

Total fixed maturity securities available-for-sale	35,428	1,440	121	1,309	35,438	$275

Total fixed maturity securities trading	174	-	-	-	174

Equity securities available-for-sale:
Common stock	61	14	1	1	73
Preferred stock	572	40	-	41	571

Total equity securities available-for-sale	633	54	1	42	644

Total	$36,235	$1,494	$122	$1,351	$36,256

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2008	Cost	Gains	12 Months	or Greater	Value
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1	$-	$2,930
Asset-backed securities	9,670	24	961	969	7,764
States, municipalities and political subdivisions – tax-exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47

Total fixed maturity securities available-for-sale	34,154	459	2,758	2,969	28,886

Total fixed maturity securities trading	1	-	-	-	1

Equity securities available-for-sale:
Common stock	134	190	1	3	320
Preferred stock	882	5	15	321	551

Total equity securities available-for-sale	1,016	195	16	324	871

Total	$35,171	$654	$2,774	$3,293	$29,758

Activity for the period from April 1, 2009 to December 31, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at December 31, 2009 was as follows.

Period from
(In millions)	April 1, 2009 to
December 31, 2009
Beginning balance of credit losses on fixed maturity securities	$192

Additional credit losses for which an OTTI loss was previously recognized	93
Additional credit losses for which an OTTI loss was not previously recognized	183
Reductions for securities sold during the period	(239)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(65)

Ending balance of credit losses on fixed maturity securities	$164

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the December 31, 2009 Summary of Fixed Maturity and Equity Securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The market disruption that emerged during 2008 has significantly subsided in 2009. The U.S. government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in 2009. Risk free interest rates continued near multi-year lows and credit spreads narrowed resulting in improvement in the Company’s unrealized position. However, fair values in the asset-backed sector continue to be depressed primarily due to continued concerns with underlying residential and commercial collateral.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
Asset-Backed Securities
The fair value of total asset-backed holdings at December 31, 2009 was $8,353 million which was comprised of 2,125 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 196 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 286 structured securities in a gross unrealized loss position. In addition, there were 66 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 11% of amortized cost.
Commercial mortgage-backed securities include 39 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 22% of amortized cost.
Other asset-backed securities include 28 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 12% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at December 31, 2009.

Gross Unrealized Losses by Ratings Distribution
December 31, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses

U.S. Government Agencies	$1,814	$1,782	$32

AAA	2,350	2,052	298

AA	475	389	86

A	391	325	66

BBB	349	279	70

Non-investment grade and equity tranches	1,180	953	227

Total	$6,559	$5,780	$779

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads, and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2009.
States, Municipalities and Political Subdivisions – Tax-Exempt Securities
The tax-exempt portfolio consists primarily of special revenue and assessment bonds, representing 81% of the overall portfolio, followed by general obligation political subdivision bonds at 14% and state general obligation bonds at 5%.
The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to market conditions in certain sectors or states that continue to lag behind the broader municipal market recovery. Market conditions in the tax-exempt sector have improved during 2009. However, yields for certain issuers and types of securities, such as auction rate and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on other fixed income alternatives. The holdings for all tax-exempt securities in this category include 340 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 10% of amortized cost.

The following table summarizes the ratings distribution of tax-exempt securities in a gross unrealized loss position at December 31, 2009.
Gross Unrealized Losses by Ratings Distribution
December 31, 2009
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses

AAA	$1,344	$1,280	$64

AA	985	849	136

A	492	464	28

BBB	519	399	120

Non-investment grade	22	20	2

Total	$3,362	$3,012	$350

The largest exposures at December 31, 2009 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $109 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $79 million. All of these securities are investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2009.

Corporate and Other Taxable Bonds
The holdings in this category include 505 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 6% of amortized cost.
The following tables summarize corporate and other taxable bonds in a gross unrealized loss position at December 31, 2009 across industry sectors and by ratings distribution.

		Estimated	Gross
December 31, 2009	Amortized Cost	Fair Value	Unrealized Losses
(In millions)

Communications	$333	$327	$6
Consumer, Cyclical	409	386	23
Consumer, Non-cyclical	425	412	13
Energy	271	259	12
Financial	1,918	1,752	166
Industrial	364	350	14
Utilities	654	614	40
Other	539	514	25

Total	$4,913	$4,614	$299

Gross Unrealized Losses by Ratings Distribution
December 31, 2009
(In millions)

			Gross
		Estimated	Unrealized
Rating	Amortized Cost	Fair Value	Losses

AAA	$191	$183	$8

AA	344	339	5

A	1,161	1,103	58

BBB	2,287	2,150	137

Non-investment grade	930	839	91

Total	$4,913	$4,614	$299

The unrealized losses on corporate and other taxable bonds are primarily attributable to lingering impacts of the broader credit market deterioration throughout 2008 that resulted in widening of credit spreads over risk free interest rates beyond historical norms. These conditions continue in certain sectors, such as financial, that the market continues to view as out of favor. Overall conditions in the corporate bond market have significantly improved throughout 2009 resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2009.
The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $637 million and an aggregate amortized cost of $722 million.

Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2009 and 2008. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

Contractual Maturity	December 31, 2009		December 31, 2008
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,240	$1,219	$3,105	$2,707
Due after one year through five years	10,046	10,244	10,295	9,210
Due after five years through ten years	10,646	10,538	5,929	4,822
Due after ten years	13,496	13,437	14,825	12,147

Total	$35,428	$35,438	$34,154	$28,886

As of December 31, 2009, the Company held three non-income producing fixed maturity securities aggregating $1 million of fair value. As of December 31, 2008, the Company did not hold any non-income producing fixed maturity securities. As of December 31, 2009 and 2008, no investments exceeded 10% of stockholders’ equity, other than investments in U.S. Treasury and U.S. Government agency securities.
Auction Rate Securities
The investment portfolio includes auction rate securities which are primarily issued by student loan agencies from ten states and are substantially guaranteed by the Federal Family Education Loan Program (FFELP). The fair value of auction rate securities held at December 31, 2009 was $979 million, with no gross unrealized gains and gross unrealized losses of $71 million. The average rating on these holdings was AAA. At December 31, 2009, all auction rate securities were paying the applicable coupon rate.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2009 and 2008 was $1,787 million and $1,683 million, which includes undistributed earnings of $507 million and $310 million. Limited partnerships comprising 48% of the total carrying value are reported on a current basis through December 31, 2009 with no reporting lag, 41% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2009 and 2008, the Company had 70 and 82 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company generally does not invest in highly leveraged partnerships.
Of the limited partnerships held, 89% at December 31, 2009 and 2008 employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 43% are equity related, 30% pursue a multi-strategy approach, 21% are focused on distressed investments and 6% are fixed income related at December 31, 2009.
Limited partnerships representing 7% at December 31, 2009 and 2008 were invested in private equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,178 million and $915 million as of December 31, 2009 and December 31, 2008. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% and 3% of the aggregate partnership equity at December 31, 2009 and 2008, and the related income reflected on the Consolidated Statements of Operations represents approximately 4% and 3% of the changes in partnership equity for all limited partnership investments for the years ended December 31, 2009 and 2008. The largest contributor to income had a carrying value of $165 million at December 31, 2009 with related income of $120 million. The Company owned approximately 7% of this limited partnership at December 31, 2009.
The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
The Company’s limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals. Typically, withdrawals require advanced written notice of up to 90 days.
Investment Commitments
As of December 31, 2009, the Company had committed approximately $235 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2009, the Company had commitments to purchase $304 million and sell $172 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2009, the Company had obligations on unfunded bank loan participations in the amount of $13 million.
Investments on Deposit
The Company may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2009 and 2008, the Company did not hold any significant positions in investments whose sale was restricted other than limited partnerships.
Securities with carrying values of approximately $2.7 billion and $2.1 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2009 and 2008.
Cash and securities with carrying values of approximately $9 million and $10 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2009 and 2008. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $311 million and $284 million as of December 31, 2009 and 2008.

Note C. Derivative Financial Instruments
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
The tables below summarize CDS contracts where the Company sold credit protection as of December 31, 2009 and 2008. The fair value of the contracts represents the amount that the Company would have to pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

December 31, 2009
(In millions)	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
	Swaps	Credit Default Swaps	to Maturity
B	$-	$8	3.1

Total	$-	$8	3.1

Credit Ratings of Underlying Reference Obligations
December 31, 2008
(In millions)	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
	Swaps	Credit Default Swaps	to Maturity
AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
B	(2)	8	4.1
CCC and lower	(29)	45	4.5

Total	$(43)	$148	6.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $7 million and $74 million at December 31, 2009 and 2008. The fair value of cash collateral received from counterparties was $1 million and $6 million at December 31, 2009 and 2008.
Derivative securities are recorded at fair value. See Note D for information regarding the fair value of derivatives securities. The Company’s accounting for changes in the fair value of derivatives not held in a trading portfolio is reported in Net realized investment gains (losses) on the Consolidated Statements of Operations. The derivatives held for trading purposes are carried at fair value with the related gains and losses included within Net investment income on the Consolidated Statements of Operations.

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Years ended December 31	2009	2008	2007
(In millions)

Without hedge designation
Interest rate swaps	$61	$(59)	$11
Credit default swaps – purchased protection	(47)	86	95
Credit default swaps – sold protection	3	(35)	(40)
Total return swaps	(2)	-	-
Futures purchased	-	-	7
Futures sold, not yet purchased	21	(11)	(38)
Currency forwards	-	2	(4)
Options embedded in convertible debt securities	-	1	1
Equity warrants	-	(2)	-
Options written	15	-	-

Trading activities
Futures purchased	-	(131)	-
Futures sold, not yet purchased	(2)	1	-

Total	$49	$(148)	$32

The Company’s derivative activities in the trading portfolio in 2009 are associated with the resumption of a trading portfolio for income enhancement purposes. The Company’s derivative activities in the trading portfolio in 2008 were associated with its pension deposit business, through which the Company was exposed to equity price risk associated with its indexed group annuity contracts. A corresponding increase or decrease was reflected in the Policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations. During 2008, the Company exited the indexed group annuity portion of its pension deposit business.

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments reported as Other invested assets or Other liabilities on the Consolidated Balance Sheets follows. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

	Contractual/
December 31, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$116	$-	$(11)
Credit default swaps – sold protection	8	-	-
Equity warrants	2	-	-

Trading activities
Futures sold, not yet purchased	132	-	-

Total	$258	$-	$(11)

Derivative Financial Instruments

	Contractual/
December 31, 2008	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Interest rate swaps	$900	$-	$(66)
Credit default swaps – purchased protection	405	24	(2)
Credit default swaps – sold protection	148	-	(43)
Equity warrants	4	-	-

Total	$1,457	$24	$(111)

During the year ended December 31, 2009 new derivative transactions entered into totaled approximately $19 billion in notional value while derivative termination activity totaled approximately $20 billion. The activity during the year ended December 31, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

Note D. Fair Value
Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.
Level 1 – Quoted prices for identical instruments in active markets.
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.
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

				Total
				assets/(liabilities)
December 31, 2009	Level 1	Level 2	Level 3	at fair value
(in millions)

Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$247	$54	$-	$301

Asset-backed securities:
Residential mortgage-backed securities	-	6,308	629	6,937
Commercial mortgage-backed securities	-	461	123	584
Other asset-backed securities	-	484	348	832

Total asset-backed securities	-	7,253	1,100	8,353

States, municipalities and political subdivisions - tax-exempt securities	-	6,273	756	7,029
Corporate and other taxable bonds	139	19,127	609	19,875
Redeemable preferred stock	3	49	2	54

Total fixed maturity securities	389	32,756	2,467	35,612

Equity securities	503	130	11	644
Short term investments	3,552	397	-	3,949
Life settlement contracts, included in Other assets	-	-	130	130
Discontinued operations investments, included in Other liabilities	19	106	16	141
Separate account business	43	342	38	423

Total assets	$4,506	$33,731	$2,662	$40,899

Liabilities
Derivative financial instruments, included in Other liabilities	$-	$-	$(11)	$(11)

Total liabilities	$-	$-	$(11)	$(11)

				Total
				assets/(liabilities)
December 31, 2008	Level 1	Level 2	Level 3	at fair value
(in millions)

Assets
Fixed maturity securities	$2,028	$24,367	$2,492	$28,887
Equity securities	567	94	210	871
Derivative financial instruments, included in Other invested assets	-	-	24	24
Short term investments	2,926	608	-	3,534
Life settlement contracts, included in Other assets	-	-	129	129
Discontinued operations investments, included in Other liabilities	83	59	15	157
Separate account business	40	306	38	384

Total assets	$5,644	$25,434	$2,908	$33,986

Liabilities
Derivative financial instruments, included in Other liabilities	$-	$-	$(111)	$(111)

Total liabilities	$-	$-	$(111)	$(111)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008.

			Net realized
		Net realized	investment gains
		investment	(losses) and net
		gains (losses)	change in					Net unrealized
		and net	unrealized					gains (losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	recognized in	sales,				held at
		(depreciation)	other	issuances	Transfers	Transfers	Balance at	December 31,
	Balance at	recognized in	comprehensive	and	into	out of	December 31,	2009 recognized
Level 3	January 1, 2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*
(in millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(32)	$117	$(52)	$71	$(257)	$629	$(12)
Commercial mortgage-backed securities	186	(170)	185	(24)	28	(82)	123	(175)
Other asset-backed securities	139	(26)	56	180	153	(154)	348	-

Total asset-backed securities	1,107	(228)	358	104	252	(493)	1,100	(187)

States, municipalities and political subdivisions - tax-exempt securities	750	-	72	(66)	-	-	756	-
Corporate and other taxable bonds	622	(10)	126	75	23	(227)	609	(11)
Redeemable preferred stock	13	(9)	9	7	-	(18)	2	(9)

Total fixed maturity securities	2,492	(247)	565	120	275	(738)	2,467	(207)

Equity securities	210	-	(1)	5	-	(203)	11	-
Derivative financial instruments, net	(87)	14	-	62	-	-	(11)	(10)
Short term investments	-	-	1	7	-	(8)	-	-
Life settlement contracts	129	34	-	(33)	-	-	130	10
Discontinued operations investments	15	(4)	7	(2)	-	-	16	-
Separate account business	38	(1)	5	(1)	-	(3)	38	-

Total	$2,797	$(204)	$577	$158	$275	$(952)	$2,651	$(207)

			Net realized
		Net realized	investment gains
		investment	(losses) and net
		gains (losses)	change in					Net unrealized
		and net	unrealized					gains (losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	recognized in	sales,				held at
	Balance at	(depreciation)	other	issuances	Transfers	Transfers	Balance at	December 31,
	January 1,	recognized in	comprehensive	and	into	out of	December 31,	2008 recognized
Level 3	2008	net loss*	loss	settlements	Level 3	Level 3	2008	in net loss*
(in millions)

Fixed maturity securities	$2,684	$(379)	$(505)	$(178)	$1,475	$(605)	$2,492	$(378)
Equity securities	196	(16)	6	25	22	(23)	210	(4)
Derivative financial instruments, net	2	(10)	-	(79)	-	-	(87)	(89)
Short term investments	85	-	-	-	-	(85)	-	-
Life settlement contracts	115	48	-	(34)	-	-	129	17
Discontinued operations investments	42	(1)	(5)	(4)	-	(17)	15	-
Separate account business	30	-	-	(18)	26	-	38	-

Total	$3,154	$(358)	$(504)	$(288)	$1,523	$(730)	$2,797	$(454)

*Net realized and unrealized gains and losses shown above are recognized in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statement of Operations Line Items

Fixed maturity securities available-for-sale	Net realized investment gains (losses)

Fixed maturity securities trading	Net investment income

Equity securities	Net realized investment gains (losses)

Derivative financial instruments held in a trading portfolio	Net investment income

Derivative financial instruments, other	Net realized investment gains (losses)

Life settlement contracts	Other revenues
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
Fixed Maturity Securities
Level 1 securities include highly liquid government bonds within the U.S. Treasury securities category and debt securities issued by foreign governments, which are included in the corporate and other taxable bond category, for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. These securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock. Within corporate bonds and municipal bonds, Level 3 securities also include tax-exempt auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.
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
Life Settlement Contracts
The fair values of life settlement contracts are determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as the Company’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.
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
Financial Assets and Liabilities

December 31	2009		2008
(In millions)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets
Notes receivable for the issuance of common stock	$30	$29	$42	$42

Financial liabilities
Premium deposits and annuity contracts	$105	$106	$111	$113
Long term debt	2,303	2,290	2,058	1,585
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
The Company’s senior notes and debentures were valued based on quoted market prices. The fair value for other long term debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.
The carrying amounts reported on the Consolidated Balance Sheets for Cash, Accrued investment income, Receivables for securities sold and collateral, Federal income taxes recoverable/payable, Payables for securities purchased, and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the table above.

Note E. Income Taxes
The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. Loews and the Company have agreed that for each taxable year, the Company will 1) be paid by Loews the amount, if any, by which the Loews consolidated federal income tax liability is reduced by virtue of the inclusion of the CNA Tax Group in the Loews consolidated federal income tax return, or 2) pay to Loews an amount, if any, equal to the federal income tax that would have been payable by the CNA Tax Group filing a separate consolidated tax return. In the event that Loews should have a net operating loss in the future computed on the basis of filing a separate consolidated tax return without the CNA Tax Group, the Company may be required to repay tax recoveries previously received from Loews. This agreement may be cancelled by either party upon 30 days written notice.
For the year ended December 31, 2009, the Company received from Loews $196 million related to federal income taxes. For the years ended December 31, 2008 and 2007, the Company paid Loews $65 million and $354 million related to federal income taxes. The Company’s consolidated federal income taxes recoverable at December 31, 2009 reflects a $320 million recoverable from Loews and a $23 million net payable related to affiliates less than 80% owned and/or foreign subsidiaries, which settle their income taxes directly with the Internal Revenue Service (IRS) and/or foreign jurisdictions. At December 31, 2008, the Company’s consolidated federal income taxes recoverable reflected a $299 million recoverable from Loews and a $5 million payable related to affiliates less than 80% owned and/or foreign subsidiaries.
For 2008 through 2010, the IRS invited Loews and the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real–time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. Loews and the Company agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any. The Loews consolidated federal income tax return for 2008 is currently under examination by the IRS. The Loews consolidated federal income tax return for 2006 remains subject to examination by the IRS.
At December 31, 2009 or 2008, there is no unrecognized tax benefit.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax expense (benefit) on the Consolidated Statements of Operations. During 2009 and 2007, the Company recognized $2 million and $1 million of interest income and no penalties. During 2008, the Company recognized no interest and no penalties. There are no amounts accrued for interest or penalties at December 31, 2009 or 2008.
A reconciliation between the Company’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, after giving effect to noncontrolling interest, but before giving effect to discontinued operations, is as follows.
Tax Reconciliation

Years ended December 31	2009	2008	2007
(In millions)

Income tax (expense) benefit at statutory rates	$(189)	$198	$(428)
Tax benefit from tax exempt income	119	118	100
Foreign taxes and credits	19	(2)	(3)
Other tax (expense) benefit, including IRS settlements	(6)	(3)	14

Effective income tax (expense) benefit	$(57)	$311	$(317)

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2009, the Company has not provided deferred taxes of $180 million, if sold through a taxable sale, on $514 million of undistributed earnings related to a domestic affiliate. Additionally, at December 31, 2009, the Company has not provided deferred taxes of $27 million on $76 million of undistributed earnings related to foreign subsidiaries.

The current and deferred components of the Company’s income tax (expense) benefit, excluding taxes on discontinued operations, are as follows.
Current and Deferred Taxes

Years ended December 31	2009	2008	2007
(In millions)

Current tax (expense) benefit	$120	$137	$(418)
Tax benefit recognized for uncertainties in the income statement	-	-	2
Deferred tax (expense) benefit	(177)	174	99

Total income tax (expense) benefit	$(57)	$311	$(317)

Total income tax presented above includes foreign tax expense of approximately $39 million, $26 million and $43 million related to income from continuing foreign operations of approximately $126 million, $85 million and $122 million for the years ended December 31, 2009, 2008 and 2007.
The deferred tax effects of the significant components of the Company’s deferred tax assets and liabilities are set forth in the table below. The amounts presented for 2008 for certain components in the table below have been corrected from amounts previously reported. These corrections had no impact on the net deferred tax asset at December 31, 2008; however, individual components were corrected by amounts ranging from an increase of $194 million to a decrease of $144 million.
Components of Net Deferred Tax Asset

December 31	2009	2008
(In millions)

Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$606	$694
Unearned premium reserves	111	90
Receivables	185	199
Employee benefits	279	306
Life settlement contracts	72	73
Investment valuation differences	316	496
Net unrealized losses	-	1,905
Net loss and tax credits carried forward	56	24
Other assets	153	163

Gross deferred tax assets	1,778	3,950

Deferred Tax Liabilities:
Deferred acquisition costs	297	301
Net unrealized gains	5	-
Other liabilities	143	156

Gross deferred tax liabilities	445	457

Net deferred tax asset	$1,333	$3,493

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2009 or 2008.

Note F. Claim and Claim Adjustment Expense Reserves
The Company’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (IBNR) as of the reporting date. The Company’s reserve projections are based primarily on detailed analysis of the facts in each case, the Company’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $89 million, $358 million and $78 million for the years ended December 31, 2009, 2008 and 2007 for events occurring in those years. Catastrophe losses in 2009 related primarily to tornadoes, floods, hail and wind. The catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. There can be no assurance that the Company’s ultimate cost for catastrophes will not exceed current estimates.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31	2009	2008	2007
(In millions)

Reserves, beginning of year:
Gross	$27,593	$28,588	$29,636
Ceded	6,288	7,056	8,191

Net reserves, beginning of year	21,305	21,532	21,445

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,793	5,193	4,939
(Decrease) increase in provision for insured events of prior years	(240)	(5)	231
Amortization of discount	122	123	120

Total net incurred (a)	4,675	5,311	5,290

Net payments attributable to:
Current year events	917	1,034	867
Prior year events	3,942	4,328	4,447
Reinsurance recoverable against net reserve transferred under retroactive reinsurance agreements	(3)	(10)	(17)

Total net payments	4,856	5,352	5,297

Foreign currency translation adjustment	98	(186)	94

Net reserves, end of year	21,222	21,305	21,532
Ceded reserves, end of year	5,594	6,288	7,056

Gross reserves, end of year	$26,816	$27,593	$28,588

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows.
Reserve Development

Years ended December 31	2009	2008	2007
(In millions)

Asbestos and environmental pollution	$155	$110	$7
Other	(396)	(117)	213

Property and casualty reserve development	(241)	(7)	220

Life reserve development in life company	1	2	11

Total	$(240)	$(5)	$231

The following tables summarize the gross and net carried reserves as of December 31, 2009 and 2008.
December 31, 2009

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life &	Corporate
	CNA	CNA	Group	& Other
(In millions)	Specialty	Commercial	Non-Core	Non-Core	Total

Gross Case Reserves	$2,208	$6,510	$2,502	$1,548	$12,768
Gross IBNR Reserves	4,714	6,495	381	2,458	14,048

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,922	$13,005	$2,883	$4,006	$26,816

Net Case Reserves	$1,781	$5,269	$1,765	$972	$9,787
Net IBNR Reserves	4,085	5,580	255	1,515	11,435

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,866	$10,849	$2,020	$2,487	$21,222

December 31, 2008

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves			Life &	Corporate
	CNA	CNA	Group	& Other
(In millions)	Specialty	Commercial	Non-Core	Non-Core	Total

Gross Case Reserves	$2,105	$6,772	$2,473	$1,823	$13,173
Gross IBNR Reserves	4,616	6,837	389	2,578	14,420

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,721	$13,609	$2,862	$4,401	$27,593

Net Case Reserves	$1,639	$5,505	$1,656	$1,126	$9,926
Net IBNR Reserves	3,896	5,673	249	1,561	11,379

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,535	$11,178	$1,905	$2,687	$21,305

The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
The Company’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.
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
In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported A&E claims is subject to a higher degree of variability due to a number of additional factors, including among others: coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims and challenges to such litigation; increases and decreases in the frequency of asbestos and environmental pollution claims which cannot now be anticipated; increases and decreases in costs to defend asbestos and pollution claims; changing liability theories against the Company’s policyholders in asbestos and environmental matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and pollution claims.
The Company has performed actuarial ground up reviews of all open A&E claims to evaluate the adequacy of the Company’s A&E reserves. In performing its actuarial ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of the Company and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume and severity, trial conditions, prior settlement history, settlement demands and defense costs; the impact of bankruptcies of other parties on the policyholder; the policies issued by the Company, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements. In the past, our actuarial ground up reviews of all open A&E claims have been completed in the fourth quarter. Going forward, the Company plans to perform its environmental review in the third quarter and its asbestos review in the fourth quarter.
The following table provides data related to the Company’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	December 31, 2009		December 31, 2008
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,046	$482	$2,112	$392
Ceded reserves	(909)	(196)	(910)	(130)

Net reserves	$1,137	$286	$1,202	$262

Asbestos
The Company’s property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.
In its most recent actuarial ground up review, the Company noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, the Company has not seen a decline in the overall emergence of new accounts during the last few years. As a result of these factors, the Company recorded $79 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2009.

The table below provides a reconciliation between the Company’s beginning and ending net reserves for asbestos.
Asbestos Reserves

December 31	2009	2008	2007
(In millions)

Beginning net reserves	$1,202	$1,322	$1,452

Unfavorable net prior year claim and claim adjustment expense reserve development	79	27	6
Paid claims, net of reinsurance recoveries	(144)	(147)	(136)

Ending net reserves	$1,137	$1,202	$1,322

The ultimate cost of reported claims, and in particular A&E claims, is subject to a great many uncertainties, including future developments of various kinds that the Company does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified, pending rulings are critical to the evaluation of the ultimate cost to the Company. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. The Company has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. The Company’s policies also contain other limits applicable to these claims and the Company has additional coverage defenses to certain claims. The Company has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to the Company. Where the Company cannot settle a claim on acceptable terms, the Company aggressively litigates the claim. However, adverse developments with respect to such matters could have a material adverse effect on the Company’s results of operations and/or equity.
Certain asbestos claim litigation in which the Company is currently engaged is described below:
A.P. Green: On February 13, 2003, the Company announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, the Company is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect the Company from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. On July 25, 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued on May 21, 2009 and the parties are awaiting the court’s decision.
Direct Action Case – Montana: On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against the Company, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby,

Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is held in two phases. The first phase was held in June 2009. The second phase concluded in January 2010. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
The Company is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on the Company’s business, insurer financial strength and debt ratings, results of operations and/or equity.
Environmental Pollution
In its most recent actuarial ground up review, the Company noted adverse development in various pollution accounts due to changes in the liabilities attributed to our policyholders and adverse changes in case law impacting insurers’ coverage obligations. These changes in turn increased the Company’s account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated. As a result of these factors, the Company recorded $76 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the year ended December 31, 2009.
The table below provides a reconciliation between the Company’s beginning and ending net reserves for environmental pollution.
Environmental Pollution Reserves

December 31	2009	2008	2007
(In millions)

Beginning net reserves	$262	$242	$285

Unfavorable net prior year claim and claim adjustment expense reserve development	76	83	1
Paid claims, net of reinsurance recoveries	(52)	(63)	(44)

Ending net reserves	$286	$262	$242

Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments for the years ended December 31, 2009, 2008 and 2007. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note H for further discussion of the provision for uncollectible reinsurance.
Favorable net prior year development of $53 million was recorded in the Life & Group Non-Core segment for the year ended December 31, 2009 compared with unfavorable net prior year development of $15 million and $147 million for the years ended December 31, 2008 and 2007. Included in the 2009 favorable development is the impact of a settlement reached in 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance between 1997 and 1999 in connection with the IGI Program. Under this settlement agreement, Willis Limited agreed to pay the Company a total of $130 million, which is reported as a loss recovery of $94 million, net of reinsurance. The 2007 unfavorable net prior year development primarily related to the settlement of the original IGI Program contingency in 2007. The Company reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. The 2009 settlement represents a partial recoupment of the amounts paid by the Company in 2007.
2009 Net Prior Year Development

			Corporate
(In millions)	CNA	CNA	& Other Non-
	Specialty	Commercial	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(218)	$(255)	$29	$(444)
A&E	-	-	155	155

Pretax (favorable) unfavorable net prior year development before impact of premium development	(218)	(255)	184	(289)

Pretax (favorable) unfavorable premium development	(6)	87	-	81

Total pretax (favorable) unfavorable net prior year development	$(224)	$(168)	$184	$(208)

2008 Net Prior Year Development

			Corporate
(In millions)	CNA	CNA	& Other Non-
	Specialty	Commercial	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(97)	$(101)	$13	$(185)
A&E	-	-	110	110

Pretax (favorable) unfavorable net prior year development before impact of premium development	(97)	(101)	123	(75)

Pretax (favorable) unfavorable premium development	(9)	5	(1)	(5)

Total pretax (favorable) unfavorable net prior year development	$(106)	$(96)	$122	$(80)

2007 Net Prior Year Development

			Corporate
(In millions)	CNA	CNA	& Other Non-
	Specialty	Commercial	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$35	$(164)	$84	$(45)
A&E	-	-	7	7

Pretax (favorable) unfavorable net prior year development before impact of premium development	35	(164)	91	(38)

Pretax favorable premium development	(11)	(19)	(5)	(35)

Total pretax (favorable) unfavorable net prior year development	$24	$(183)	$86	$(73)

2009 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability and surety coverages.
Approximately $81 million of favorable claim and allocated claim adjustment expense reserve development was recorded for professional liability coverages, primarily financial institutions, accountants and lawyers, directors and officers, and life agents coverages. For financial institutions, favorable development was recorded due to favorable experience on a number of large claims in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior. Favorable development was recorded in accountants and lawyers due to better than expected large claim frequency in accident years 2004 through 2006. The remaining favorable development was recorded in directors and officers and life agents coverages due to lower than expected large claim frequency.
Favorable claim and allocated claim adjustment expense reserve development of approximately $66 million for medical professional liability was recorded primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations and favorable changes on individually reviewed accounts.
Favorable claim and allocated claim adjustment expense reserve development of $51 million was recorded in surety programs driven by claim activity substantially below expectations, primarily in accident years 2004 through 2007.
Favorable claim and claim adjustment expense reserve development of $4 million was recorded as a result of favorable outcomes on claims relating to catastrophes in accident year 2005.
Additional favorable claim development of approximately $19 million was recorded in CNA Specialty’s international programs. This favorable development was primarily due to favorable emergence relative to expectations in European non-financial directors and officers and errors and omissions coverages.
CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to property, general liability and international affiliate coverages, partially offset by unfavorable experience in worker’s compensation coverages.
Approximately $149 million of favorable claim and allocated claim adjustment expense reserve development was recorded for property coverages. Favorable catastrophe claim and claim adjustment expense reserve development of approximately $101 million was recorded, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims in accident year 2008. An additional $48 million of favorable claim and allocated claim adjustment expense reserve development was due to non-catastrophe related losses, primarily on large property and marine coverages in accident years 2007 and 2008.
Approximately $103 million of favorable claim and allocated claim adjustment expense reserve development was recorded for general liability coverages. Favorable development of approximately $78 million was primarily due to claims closing favorable to expectations on non-construction defect exposures in accident years 2006 and prior. An additional $25 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior.
Approximately $35 million of unfavorable claim and allocated claim adjustment expense reserve development was related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2004 through 2008.

Approximately $49 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased paid and incurred severity on workers’ compensation business primarily in the small and middle markets businesses in accident years 2004, 2007 and 2008.
Approximately $40 million of unfavorable premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional unfavorable premium development was due to an estimated liability for an assessment related to a reinsurance association driven by large workers’ compensation policies and less premium processing on auditable policies due to reduced exposures in the current economic environment.
The remaining favorable claim and allocated claim adjustment expense reserve development of approximately $80 million was recorded in CNA Commercial’s international programs primarily due to favorable loss emergence relative to expectations across several accident years and coverages. Approximately $33 million of favorable development was driven by European property, cargo, and personal accident and travel businesses in recognition of both frequency and severity emerging favorably to prior expectations, particularly in accident years 2007 and 2008. An additional $29 million of favorable development within a Hawaiian affiliate was primarily driven by improved frequency. The remaining $18 million of favorable development was due to Canadian commercial lines, primarily in casualty programs and primarily driven by severity emerging favorable to prior expectations.
Corporate & Other Non-Core
Unfavorable claim and allocated claim adjustment expense reserve development was recorded related to asbestos and environmental pollution, as discussed previously in this Note in the Asbestos and Environmental Pollution sections. An additional $25 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to higher than anticipated litigation costs related to mass tort exposures, primarily in accident years 1997 and prior.
2008 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, surety business, and CNA Specialty’s international programs, partially offset by unfavorable experience in professional liability coverages.
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
Approximately $26 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence within CNA Specialty’s international programs in accident year 2006 and prior. This favorability was driven primarily by decreased severity in the overall book of business.

CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages including marine exposures, partially offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.
For general liability excluding construction defect, $259 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claim handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property coverages including marine exposures, approximately $150 million of favorable development was primarily the result of decreased frequency and severity in recent years. The $150 million of favorable property and marine development includes approximately $47 million due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005. Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity of claims in the Company’s excess and surplus program covering facilities that provide services to developmentally disabled individuals in accident years 2000 through 2004. Approximately $34 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence within CNA Commercial’s international programs in accident years 2006 and prior. This favorability was driven primarily by decreased severity in the overall book of business. The remaining favorable development was primarily the result of favorable experience across several miscellaneous coverages in CNA Commercial.
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
In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced by $90 million for insolvent insureds. The reduction of this amount, which was reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.
Corporate & Other Non-Core
The Company noted adverse development in various pollution accounts due to changes in liability and/or coverage circumstances. These changes in turn increased the Company’s estimates for incurred but not reported claims. As a result, the Company increased pollution reserves by $83 million in 2008.
The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutations of ceded reinsurance arrangements. The unfavorable development was substantially offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development
CNA Specialty
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
Approximately $15 million of favorable claim and allocated claims adjustment expense reserve development was recorded in international specialty coverages. This favorable development was recorded primarily due to decreased frequency and severity in accident years 2003 through 2006.
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
CNA Commercial
Approximately $184 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims within the general liability exposures in accident years 2005 and prior, as well as lower frequency in accident years 1997 and prior related to construction defect. Additionally, there was approximately $17 million of favorable premium development resulting from audits on general liability policies.
Approximately $140 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. Included in this favorable development is approximately $39 million related to the 2005 hurricanes.
Approximately $44 million of favorable claim and allocated claims adjustment expense reserve development was recorded in international commercial coverages. This favorable development was recorded primarily due to decreased frequency and severity in accident years 2003 through 2006.
Approximately $16 million of favorable claim and allocated claim adjustment expense reserve development was recorded in marine exposures, due primarily to decreased frequency in accident year 2006, and decreased severity in accident years 2005 and prior.
Approximately $16 million of unfavorable premium development was recorded related to the Company’s participation in involuntary pools. This unfavorable development was partially offset by approximately $9 million of favorable claim and allocated claim adjustment expense reserve development.

Approximately $257 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity in workers’ compensation exposures, primarily on large claims in accident years 2003 and prior, as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. This was partially offset by approximately $12 million of favorable premium development.
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
Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
On August 1, 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument was held on April 21, 2009, and the Court took the matter under advisement. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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

Note H. Reinsurance
The Company cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and the Company’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers’ compensation. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. The Company also utilizes facultative reinsurance in certain lines. In addition, the Company assumes reinsurance as a member of various reinsurance pools and associations.
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
The following table summarizes the amounts receivable from reinsurers at December 31, 2009 and 2008.
Components of Reinsurance Receivables

December 31	2009	2008
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,594	$6,288
Ceded future policy benefits	859	903
Ceded policyholders’ funds	39	39
Reinsurance receivables related to paid losses	440	531

Reinsurance receivables	6,932	7,761
Allowance for uncollectible reinsurance	(351)	(366)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,581	$7,395

The Company has established an allowance for uncollectible reinsurance receivables. The expense (release) for uncollectible reinsurance was $4 million, $(47) million and $1 million for the years ended December 31, 2009, 2008 and 2007. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $1.9 billion and $2.1 billion at December 31, 2009 and 2008. On a more limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers.
The Company’s largest recoverables from a single reinsurer at December 31, 2009, including prepaid reinsurance premiums, were approximately $1,350 million from subsidiaries of Swiss Re Group, $850 million from subsidiaries of Munich Re Group and $600 million from subsidiaries of the Hartford Insurance Group.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2009, 2008 and 2007 are shown in the following tables.
Components of Earned Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

2009 Earned Premiums
Property and casualty	$8,028	$67	$1,968	$6,127	1.1%
Accident and health	550	51	7	594	8.6
Life	84	-	84	-	-

Total earned premiums	$8,662	$118	$2,059	$6,721	1.8%

2008 Earned Premiums
Property and casualty	$8,496	$164	$2,121	$6,539	2.5%
Accident and health	593	46	28	611	7.5
Life	99	-	98	1	-

Total earned premiums	$9,188	$210	$2,247	$7,151	2.9%

2007 Earned Premiums
Property and casualty	$9,097	$118	$2,349	$6,866	1.7%
Accident and health	660	76	119	617	12.3
Life	76	-	75	1	-

Total earned premiums	$9,833	$194	$2,543	$7,484	2.6%

Included in the direct and ceded earned premiums for the years ended December 31, 2009, 2008 and 2007 are $1,385 million, $1,326 million and $1,429 million related to business that is 100% reinsured as a result of a significant captive program.

Components of Written Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

2009 Written Premiums
Property and casualty	$7,981	$66	$1,916	$6,131	1.1%
Accident and health	539	50	6	583	8.6
Life	83	-	83	-	-

Total written premiums	$8,603	$116	$2,005	$6,714	1.7%

2008 Written Premiums

Property and casualty	$8,413	$182	$2,109	$6,486	2.8%
Accident and health	572	51	18	605	8.4
Life	70	-	69	1	-

Total written premiums	$9,055	$233	$2,196	$7,092	3.3%

2007 Written Premiums
Property and casualty	$8,925	$123	$2,272	$6,776	1.8%
Accident and health	646	75	113	608	12.3
Life	81	-	80	1	-

Total written premiums	$9,652	$198	$2,465	$7,385	2.7%

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1,297 million, $1,781 million and $1,383 million for the years ended December 31, 2009, 2008 and 2007, including $897 million, $893 million, and $542 million related to the significant captive program discussed above.
The impact of reinsurance on life insurance inforce at December 31, 2009, 2008 and 2007 is shown in the following table.
Components of Life Insurance Inforce

	Direct	Assumed	Ceded	Net
(In millions)

2009	$9,159	$-	$9,144	$15
2008	$10,805	$-	$10,790	$15
2007	$14,089	$1	$14,071	$19
As of December 31, 2009 and 2008, the Company has ceded $1,409 million and $1,541 million of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers.

Note I. Debt
Debt is composed of the following obligations.

Debt

December 31	2009	2008
(In millions)

Variable rate debt:
Credit Facility – variable rate and term, due August 1, 2012	$150	$250
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	31

Senior notes:
6.000%, face amount of $400, due August 15, 2011	399	399
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	547	547
6.500%, face amount of $350, due August 15, 2016	347	348
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	347	-
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-6.530%, due through 2019	23	24

Total debt	$2,303	$2,058

In November of 2009, the Company issued $350 million of 7.350% ten-year senior notes in a public offering.
On August 1, 2007, the Company entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus the Company’s credit risk spread of 0.54%, which was equal to 0.79% at December 31, 2009.
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
The Company’s remaining debt obligations contain customary covenants for investment grade insurers. The Company is in compliance with all covenants as of December 31, 2009.
The combined aggregate maturities for debt at December 31, 2009 are presented in the following table.

Maturity of Debt

(In millions)

2010	$-
2011	400
2012	220
2013	-
2014	549
Thereafter	1,147
Less discount	(13)

Total	$2,303

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

The following table provides a reconciliation of benefit obligations.

Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
(In millions)

Benefit obligation at January 1	$2,529	$2,503	$150	$162

Changes in benefit obligation:
Service cost	17	20	1	1
Interest cost	153	147	9	9
Participants’ contributions	-	-	7	7
Plan amendments	-	2	-	-
Actuarial (gain) loss	153	27	5	(10)
Benefits paid	(156)	(149)	(18)	(19)
Foreign currency translation and other	6	(21)	1	-

Benefit obligations at December 31	2,702	2,529	155	150

Fair value of plan assets at January 1	1,884	2,331	-	-
Change in plan assets:
Actual return on plan assets	316	(347)	-	-
Company contributions	67	71	11	12
Participants’ contributions	-	-	7	7
Benefits paid	(156)	(149)	(18)	(19)
Foreign currency translation and other	6	(22)	-	-

Fair value of plan assets at December 31	2,117	1,884	-	-

Funded status	$(585)	$(645)	$(155)	$(150)

Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$2	$2	$-	$-
Other liabilities	(587)	(647)	(155)	(150)

Net amount recognized	$(585)	$(645)	$(155)	$(150)

Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$(1)	$(1)	$(97)	$(113)
Net actuarial loss	748	792	32	27

Net amount recognized	$747	$791	$(65)	$(86)

The accumulated benefit obligation for all defined benefit pension plans was $2,615 million and $2,409 million at December 31, 2009 and 2008.

The accumulated benefit obligation and fair value of plan assets for the pension and postretirement plans with accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008 are presented in the following table.
Pension and Postretirement Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(In millions)

	Pension Benefits		Postretirement Benefits
December 31	2009	2008	2009	2008

Accumulated benefit obligation	$2,506	$2,324	$155	$150
Fair value of plan assets	1,999	1,793	-	-
The components of net periodic cost (benefit) are presented in the following table.

Years ended December 31	2009	2008	2007
(In millions)

Pension benefits
Service cost	$17	$20	$23
Interest cost on projected benefit obligation	153	147	145
Expected return on plan assets	(145)	(180)	(174)
Prior service cost amortization	-	-	2
Actuarial loss amortization	25	4	11

Net periodic pension cost (benefit)	$50	$(9)	$7

Postretirement benefits
Service cost	$1	$1	$2
Interest cost on projected benefit obligation	9	9	9
Prior service cost amortization	(16)	(16)	(18)
Actuarial loss amortization	1	1	3

Net periodic postretirement benefit	$(5)	$(5)	$(4)

The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31	2009	2008	2007
(In millions)

Pension and postretirement benefits
Amounts arising during the period	$13	$(546)	$151
Reclassification adjustment relating to prior service cost	(16)	(16)	(16)
Reclassification adjustment relating to actuarial loss	26	5	14

Total increase (decrease) in Other comprehensive income	$23	$(557)	$149

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2010.

	Pension	Postretirement
(In millions)	Benefits	Benefits

Amortization of prior service cost	$-	$(15)
Amortization of actuarial loss	23	1

Total estimated amounts to be recognized	$23	$(14)

Actuarial assumptions used for the CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2009	2008

Pension benefits
Discount rate	5.700%	6.300%
Expected long term rate of return	8.000	8.000
Rate of compensation increases	5.030	5.830

Postretirement benefits
Discount rate	5.500%	6.300%
Actuarial assumptions used for the CNA Retirement Plan and CNA Retiree Health and Group Benefits Plan to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2009	2008	2007

Pension benefits
Discount rate	6.300%	6.000%	5.750%
Expected long term rate of return	8.000	8.000	8.000
Rate of compensation increases	5.830	5.830	5.830

Postretirement benefits
Discount rate	6.300%	5.875%	5.625%
The expected long term rate of return is estimated annually based on factors including, but not limited to, current and future financial market conditions, expected asset allocation, diversification, risk premiums for each asset class, rebalancing the portfolio, funding strategies and the expected forecast for inflation.
The CNA Retiree Health and Group Benefits Plan has limited its share of the health care trend rate to a cost-of-living adjustment estimated to be 4% per year. For all participants, the plan subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Retiree Health and Group Benefits Plan was 4% per year in 2009, 2008 and 2007.
The healthcare cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed healthcare cost trend rate of 1% in each year would increase the Company’s accumulated postretirement benefit obligation by $4 million and would have no impact on the Company’s aggregate net periodic postretirement cost for 2009. A decrease in the assumed healthcare cost trend rate of 1% in each year would decrease the Company’s accumulated postretirement benefit obligation as of December 31, 2009 by $7 million and decrease the Company’s aggregate net periodic postretirement cost for 2009 by $1 million.
CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and manage cash flows according to plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2009 the Plan had committed approximately $57 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are summarized below.

				Total assets at fair
December 31, 2009	Level 1	Level 2	Level 3	value
(In millions)

Assets
Fixed maturity securities:
Asset-backed securities	$-	$208	$57	$265
Corporate and other taxable bonds	17	352	-	369
States, municipalities and political subdivisions – tax-exempt securities	-	10	-	10

Total fixed maturity securities	17	570	57	644

Equities	339	54	5	398
Short term investments	202	-	-	202
Limited partnerships	-	466	396	862
Derivatives	2	-	-	2

Investment contracts with insurance company	-	-	9	9

Total assets	$560	$1,090	$467	$2,117

Limited partnership investments consist primarily of hedge funds. The limited partnership investments are recorded at fair value, which represents the plan’s share of the net asset value of each partnership, as determined by the General Partner. Limited partnerships comprising 50% of the total carrying value are reported on a current basis through December 31, 2009 with no reporting lag, 45% are reported on a one month lag and the remainder are reported on more than a one month lag. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted. The classification of Level 2 limited partnership investments is based on updated accounting guidance effective December 31, 2009, which requires an evaluation of withdrawal provisions in the determination of a partnership’s classification within the fair value hierarchy. Prior to the updated accounting guidance all limited partnership investments were classified as Level 3 investments and the change resulted in a transfer of $466 million on December 31, 2009.
The fair value of the guaranteed investment contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The guaranteed investment contracts are therefore classified as Level 3 investments.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note D.

The table below presents a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

			Actual return
		Actual return	on assets sold
		on assets still	during the
	Balance at	held at	year ended	Purchases,		Balance at
	January 1,	December 31,	December 31,	sales, and	Net transfers in	December 31,
Level 3	2009	2009	2009	settlements	(out) of level 3	2009
(In millions)

Fixed maturity securities:
Asset-backed securities	$54	$-	$9	$(6)	$-	$57
Equities	2	-	-	5	(2)	5
Limited partnerships	628	169	-	65	(466)	396
Investment contracts with insurance company	8	1	-	-	-	9

Total	$692	$170	$9	$64	$(468)	$467

The table below presents the estimated future minimum benefit payments to participants at December 31, 2009.
Estimated Future Minimum Benefit Payments to Participants

	Pension	Postretirement
	Benefits	Benefits
(In millions)
2010	$170	$11
2011	174	12
2012	176	12
2013	181	12
2014	185	12
2015-2019	983	61
In 2010, CNA expects to contribute $62 million to its pension plans and $11 million to its postretirement healthcare and life insurance benefit plans.
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
The CNA Savings and Capital Accumulation Plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The contract value of the liability to the CNA Savings and Capital Accumulation Plan is included in Separate account liabilities and Policyholders’ funds on the Consolidated Balance Sheets. The contract value was $347 million and $327 million at December 31, 2009 and 2008.
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
Benefit expense for the Company’s savings plans was $59 million, $54 million and $51 million for the years ended December 31, 2009, 2008 and 2007.

Stock-Based Compensation
The CNAF Long Term Incentive Plan (the LTI Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 4 million shares of CNAF’s common stock. All CNAF stock-based compensation vests ratably over the four-year service period following the grant. All options and stock appreciation rights (SARs) granted have ten-year terms. The number of shares available for the granting of stock-based compensation under the LTI Plan as of December 31, 2009 was approximately 0.8 million.
The Company recorded stock-based compensation expense related to the LTI plan of $3 million, $5 million and $3 million for the years ended December 31, 2009, 2008 and 2007. The related income tax benefit recognized was $1 million, $2 million and $1 million. The compensation cost related to nonvested awards not yet recognized was $6 million, and the weighted average period over which it is expected to be recognized is 2.70 years at December 31, 2009.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except as otherwise provided by contractual obligations. In addition, any such compensation that vested prior to termination is generally cancelled immediately, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
The following table presents activity for options and SARs under the LTI Plan in 2009. The numbers presented for awards granted and awards cancelled include 88 thousand awards which were modified in 2009.
Options and SARs Plan Activity

	2009
	Number	Weight-Average
	of Awards	Option Price per Award

Balance at January 1	1,763,550	$31.43
Awards granted	526,100	16.31
Awards exercised	-	-
Awards forfeited, cancelled or expired	(386,950)	28.95

Balance at December 31	1,902,700	$27.76

For the options and SARs presented in the table above, the following table presents information on those outstanding which are fully vested and expected to vest and, of those, which are exercisable at December 31, 2009.
Options and SARs Plan Activity

December 31, 2009	Awards	Awards
	outstanding	exercisable

Number of shares	1,796,268	1,254,300
Weighted-average exercise prices	$ 28.33	$ 30.63
Aggregated intrinsic value	$ 3 million	$ -
Weighted-average remaining contractual term	4.64 years	3.37 years
The following table presents weighted-average grant-date fair value for awards granted, total intrinsic value for awards exercised and total fair value for awards vested for the years ended December 31, 2009, 2008 and 2007.
Options and SARs Plan Activity

Years ended December 31	2009	2008	2007

Weighted-average grant-date fair value	$4.69	$5.45	$13.83
Total intrinsic value of awards exercised	$-	$10 thousand	$7 million
Fair value of awards vested	$4 million	$3 million	$2 million
The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The following table presents the significant assumptions used to estimate the fair value of granted options and SARs for the years ended December 31, 2009, 2008 and 2007.
Options and SARs Plan Activity

Years ended December 31	2009	2008	2007

Weighted average expected life of the securities granted	4.84 years	4.54 years	6.25 years
Estimates of the underlying common stock’s volatility	39.95%	24.82%	20.75%
Expected dividend yield	0.0%	1.4%	0.0%
Risk free interest rate	2.0%	2.8%	4.7%
The following table presents activity for restricted stock and restricted stock units under the LTI Plan in 2009.
Restricted Stock Activity

	2009
		Weighted-
		Average
	Number	Grant-date
	of Awards	Fair value

Balance at January 1	6,665	$33.76
Awards granted	338,624	13.43
Awards vested	(3,332)	33.76
Awards forfeited, cancelled or expired	-	-

Balance at December 31	341,957	$13.63

Note K. Operating Leases, Commitments and Contingencies, and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2009, 2008 and 2007 was $51 million, $52 million and $52 million. Sublease revenues for the years ended December 31, 2009, 2008 and 2007 were $4 million, $4 million and $4 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2009.
Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
	Payments	Receipts
(In millions)
2010	$39	$3
2011	35	3
2012	31	3
2013	27	2
2014	15	-
Thereafter	26	-

Total	$173	$11

Commitments and Contingencies
The Company holds an investment in a real estate joint venture. In the normal course of business, the Company, on a joint and several basis with other unrelated insurance company shareholders, has committed to continue funding the operating deficits of this joint venture. Additionally, the Company and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016. The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments at December 31, 2009 that the Company could be required to pay under this guarantee are approximately $129 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of guaranteed payment contracts, primarily relating to software and telecommunication services, amounting to approximately $8 million at December 31, 2009. Estimated future minimum payments under these contracts are $5 million and $3 million for the years ended December 31, 2010 and 2011.
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
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2009, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2009 and 2008, the Company has recorded liabilities of approximately $16 million and $22 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note L. Stockholders’ Equity and Statutory Accounting Practices
2008 Senior Preferred
In the fourth quarter of 2008, the Company issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock (2008 Senior Preferred) for $1.25 billion. In the fourth quarter of 2009, the Company redeemed $250 million of the 2008 Senior Preferred at the issue price plus accrued dividends, using a portion of the proceeds from the issuance of $350 million of 7.350% ten-year senior notes, leaving $1.0 billion of the 2008 Senior Preferred outstanding as of December 31, 2009. Dividends of $122 million and $19 million on the 2008 Senior Preferred were declared and paid for the years ended December 31, 2009 and 2008.
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

•
No dividends may be declared on CNAF’s common stock or any future preferred stock until the 2008 Senior Preferred has been paid in full. Accordingly, the Company suspended common stock dividend payments.

•	The 2008 Senior Preferred is not convertible into any other securities and may only be redeemed upon the mutual agreement of the Company and Loews.

•
The 2008 Senior Preferred accrues cumulative dividends at an initial rate of 10% per year. On the fifth anniversary of the issuance and every five years thereafter, the dividend rate will reset to the higher of 10% or the then current 10-year U.S. Treasury yield plus 700 basis points.

•	Dividends are payable quarterly and any dividends not paid when due will be compounded quarterly.
CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the Department). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10% per year. Interest on the note is payable quarterly.
Additionally, in December 2008, CNAF contributed $500 million to CCC, consisting of cash of $2 million and short term investments of $498 million.
Common Stock Dividends
No common stock dividends were declared or paid in 2009. Dividends of $0.45 and $0.35 per common share were declared and paid in 2008 and 2007.
Share Repurchases
CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. In the first quarter of 2008, the Company repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. Under the terms of the 2008 Senior Preferred, common stock repurchases are prohibited as long as the 2008 Senior Preferred is outstanding. No shares of common stock were purchased during 2009 or 2007.
Statutory Accounting Practices (Unaudited)
CNAF’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, the more significant adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in stockholders’ equity relating to certain fixed maturity securities.

CNAF’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules.
At December 31, 2009, CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus at December 31, 2009.
In December 2009, the NAIC modified the prescribed statutory accounting guidance allowing a greater portion of deferred tax assets to be admitted. This newly prescribed guidance resulted in an approximate $623 million increase in the combined statutory surplus of CCC and its subsidiaries at December 31, 2009 as compared to the amount which would have resulted using the previously prescribed accounting guidance. CCC had previously been granted a permitted practice for the reporting periods ending December 31, 2008 through September 30, 2009. This permitted practice allowed CCC to admit a greater portion of its deferred tax assets than what was allowed under the prescribed accounting guidance. This permitted practice resulted in an approximate $700 million increase in CCC’s statutory surplus at December 31, 2008.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2009, CCC is in a positive earned surplus position, enabling CCC to pay approximately $934 million of dividend payments during 2010 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2009 and 2008, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. We have operations in the United Kingdom, Canada and other countries. Our foreign subsidiaries met or exceeded regulatory capital requirements.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows.
Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years Ended December 31
	2009 (b)	2008	2009 (b)	2008	2007
(In millions)

Combined Continental Casualty Companies (a)	$9,338	$7,819	$17	$(172)	$485
Life company	448	487	(65)	(51)	27

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company.

(b)	Preliminary.

Note M. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of AOCI included in the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income (Loss)

December 31	2009		2008
(In millions)
	Tax	After-Tax	Tax	After-Tax
Cumulative foreign currency translation adjustment	$-	$87	$-	$(30)
Net pension and postretirement benefit plans	238	(444)	246	(459)
Net unrealized gains (losses) on investments with OTTI losses	86	(159)	-	-
Net unrealized gains (losses) on other investments	(76)	198	1,918	(3,454)

Accumulated other comprehensive (income) loss attributable to noncontrolling interests	-	(7)	-	19

Accumulated other comprehensive loss	$248	$(325)	$2,164	$(3,924)

The amount of net unrealized losses on available-for-sale securities with OTTI losses reclassified out of AOCI and recognized in earnings was $(146) million pretax with related tax benefit of $51 million for the year ended December 31, 2009. The amount of net unrealized gains (losses) on other available-for-sale securities reclassified out of AOCI and recognized in earnings was $(768) million, $(46) million, and $246 million pretax for the years ended December 31, 2009, 2008, and 2007, with related tax (expense) benefit of $269 million, $16 million and $(87) million.

Note N. Business Segments
As a result of the realignment of management responsibilities, the Company revised its property and casualty segments in the fourth quarter of 2009. There was no change in the Company’s Life & Group Non-Core and Corporate & Other Non-Core segments. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way management currently reviews results and makes business decisions.
The Company’s core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Previously, the Company’s international operations were treated as a separate business unit within CNA Specialty. The products sold through the Company’s international operations are now reflected within CNA Specialty and CNA Commercial in a manner that aligns with the products within each segment. Additionally, the Company’s excess and surplus lines, which were previously included in CNA Specialty, are now included in CNA Commercial, as part of CNA Select Risk.
The Company’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E.
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
Approximately 7.0%, 7.4% and 6.9% of the Company’s direct written premiums were derived from outside the United States for the years ended December 31, 2009, 2008 and 2007. Direct written premiums from any individual foreign country were not significant.
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
Net operating income (loss) is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

	CNA	CNA	Life & Group	Corporate & Other
Year ended December 31, 2009	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)

Net written premiums (a)	$2,684	$3,448	$583	$1	$(3)	$6,713

Revenues
Net earned premiums	$2,697	$3,432	$595	$-	$(3)	$6,721
Net investment income	526	922	664	208	-	2,320
Other revenues	206	61	11	10	-	288

Total operating revenues	3,429	4,415	1,270	218	(3)	9,329

Claims, benefits and expenses
Net incurred claims and benefits	1,536	2,388	1,084	259	-	5,267
Policyholders’ dividends	9	9	5	-	-	23
Amortization of deferred acquisition costs	624	775	18	-	-	1,417
Other insurance related expenses	163	435	183	3	(3)	781
Other expenses	179	77	69	119	-	444

Total claims, benefits and expenses	2,511	3,684	1,359	381	(3)	7,932

Operating income (loss) from continuing operations before income tax	918	731	(89)	(163)	-	1,397
Income tax (expense) benefit on operating income (loss)	(282)	(208)	73	64	-	(353)
Net operating income, after-tax, attributable to noncontrolling interests	(45)	(17)	-	-	-	(62)

Net operating income (loss) from continuing operations attributable to CNA	591	506	(16)	(99)	-	982

Net realized investment losses, net of participating policyholders’ interests	(186)	(354)	(235)	(82)	-	(857)
Income tax benefit on net realized investment losses	64	121	82	29	-	296
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	(1)	1	-	-	-	-

Net realized investment losses attributable to CNA	(123)	(232)	(153)	(53)	-	(561)

Net income (loss) from continuing operations attributable to CNA	$468	$274	$(169)	$(152)	$-	$421

(a) Net written premiums relate to business in property and casualty companies only.

December 31, 2009
(In millions)
Reinsurance receivables	$1,077	$2,234	$1,744	$1,877	$-	$6,932
Insurance receivables	$613	$1,234	$9	$2	$-	$1,858
Deferred acquisition costs	$318	$336	$454	$-	$-	$1,108
Insurance reserves
Claim and claim adjustment expenses	$6,922	$13,005	$2,883	$4,006	$-	$26,816
Unearned premiums	1,528	1,603	140	3	-	3,274
Future policy benefits	-	-	7,981	-	-	7,981
Policyholders’ funds	11	11	170	-	-	192

	CNA	CNA	Life & Group	Corporate & Other
Year ended December 31, 2008	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)

Net written premiums (a)	$2,719	$3,770	$604	$1	$(4)	$7,090

Revenues
Net earned premiums	$2,755	$3,787	$612	$1	$(4)	$7,151
Net investment income	354	603	484	178	-	1,619
Other revenues	219	65	28	14	-	326

Total operating revenues	3,328	4,455	1,124	193	(4)	9,096

Claims, benefits and expenses
Net incurred claims and benefits	1,700	2,766	1,104	133	-	5,703
Policyholders’ dividends	13	1	6	-	-	20
Amortization of deferred acquisition costs	618	836	13	-	-	1,467
Other insurance related expenses	137	343	201	17	(4)	694
Other expenses	198	105	24	150	-	477

Total claims, benefits and expenses	2,666	4,051	1,348	300	(4)	8,361

Operating income (loss) from continuing operations before income tax	662	404	(224)	(107)	-	735
Income tax (expense) benefit on operating income (loss)	(205)	(101)	116	45	-	(145)
Net operating income, after-tax, attributable to noncontrolling interests	(43)	(14)	-	-	-	(57)

Net operating income (loss) from continuing operations attributable to CNA	414	289	(108)	(62)	-	533

Net realized investment losses, net of participating policyholders’ interests	(257)	(518)	(363)	(159)	-	(1,297)
Income tax benefit on net realized investment losses	90	183	127	56	-	456
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	-	-	-	-	-	-

Net realized investment losses attributable to CNA	(167)	(335)	(236)	(103)	-	(841)

Net income (loss) from continuing operations attributable to CNA	$247	$(46)	$(344)	$(165)	$-	$(308)

(a) Net written premiums relate to business in property and casualty companies only.

December 31, 2008
(In millions)
Reinsurance receivables	$1,234	$2,528	$1,907	$2,092	$-	$7,761
Insurance receivables	$603	$1,426	$6	$4	$-	$2,039
Deferred acquisition costs	$308	$345	$472	$-	$-	$1,125
Insurance reserves
Claim and claim adjustment expenses	$6,721	$13,609	$2,862	$4,401	$-	$27,593
Unearned premiums	1,552	1,697	152	5	-	3,406
Future policy benefits	-	-	7,529	-	-	7,529
Policyholders’ funds	9	15	219	-	-	243

	CNA	CNA	Life & Group	Corporate & Other
Year ended December 31, 2007	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)

Net written premiums (a)	$2,766	$4,007	$607	$6	$(4)	$7,382

Revenues
Net earned premiums	$2,759	$4,104	$618	$7	$(4)	$7,484
Net investment income	493	1,006	622	312	-	2,433
Other revenues	186	49	36	8	-	279

Total operating revenues	3,438	5,159	1,276	327	(4)	10,196

Claims, benefits and expenses
Net incurred claims and benefits	1,725	2,741	1,312	217	-	5,995
Policyholders’ dividends	6	7	1	-	-	14
Amortization of deferred acquisition costs	600	905	15	-	-	1,520
Other insurance related expenses	112	413	199	13	(4)	733
Other expenses	168	60	43	130	-	401

Total claims, benefits and expenses	2,611	4,126	1,570	360	(4)	8,663

Operating income (loss) from continuing operations before income tax	827	1,033	(294)	(33)	-	1,533
Income tax (expense) benefit on operating income (loss)	(268)	(324)	135	32	-	(425)
Net operating income, after-tax, attributable to noncontrolling interests	(35)	(12)	-	(1)	-	(48)

Net operating income (loss) from continuing operations attributable to CNA	524	697	(159)	(2)	-	1,060

Net realized investment losses, net of participating policyholders’ interests	(70)	(160)	(56)	(25)	-	(311)
Income tax benefit on net realized investment losses	25	55	20	8	-	108
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	-	-	-	-	-	-

Net realized investment losses attributable to CNA	(45)	(105)	(36)	(17)	-	(203)

Net income (loss) from continuing operations attributable to CNA	$479	$592	$(195)	$(19)	$-	$857

(a)	Net written premiums relate to business in property and casualty companies only.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and realized investment gains and losses, net of participating policyholders’ interests.

Revenues by Line of Business

Years ended December 31	2009	2008	2007
(In millions)

CNA Specialty
Professional & Management Liability	$2,339	$2,140	$2,462
International	171	163	145
Surety	474	479	468
Warranty and Alternative Risks	259	289	293

CNA Specialty revenues	3,243	3,071	3,368

CNA Commercial
Commercial Insurance	2,685	2,520	3,464
Business Insurance	549	573	628
International	617	665	637
CNA Select Risk	210	179	270

CNA Commercial revenues	4,061	3,937	4,999

Life & Group Non-Core
Life & Annuity	211	40	257
Health	811	688	911
Other	13	33	52

Life & Group Non-Core revenues	1,035	761	1,220

Corporate & Other Non-Core
CNA Re	39	14	119
Other	97	20	183

Corporate & Other Non-Core revenues	136	34	302

Eliminations	(3)	(4)	(4)

Total revenues	$8,472	$7,799	$9,885

Note O. Discontinued Operations
The Company has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2009, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly-owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.
Results of the discontinued operations were as follows:

Discontinued Operations

Years ended December 31	2009	2008	2007
(In millions)

Revenues:
Net investment income	$6	$8	$13
Realized investment gains (losses) and other	-	2	6

Total revenues	6	10	19
Insurance related expenses	8	10	25

Income (loss) before income taxes	(2)	-	(6)
Income tax (expense) benefit	-	9	-

Income (loss) from discontinued operations, net of tax	$(2)	$9	$(6)

On May 4, 2007, the Company sold Continental Management Services Limited (CMS), its United Kingdom discontinued operations subsidiary. During 2008, the Company recognized a change in estimate of the tax benefit related to the CMS sale.
Net liabilities of discontinued operations, included in Other liabilities on the Consolidated Balance Sheets, were as follows.

Discontinued Operations

December 31	2009	2008
(In millions)

Assets:
Investments	$141	$157
Reinsurance receivables	4	6
Cash	-	-
Other assets	2	1

Total assets	147	164

Liabilities:
Insurance reserves	140	162
Other liabilities	8	8

Total liabilities	148	170

Net liabilities of discontinued operations	$(1)	$(6)

At December 31, 2009 and 2008, the insurance reserves are net of discount of $56 million and $75 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

Note P. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2009 and 2008.

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)

2009
Revenues	$1,638	$2,096	$2,340	$2,398	$8,472

Income (loss) from continuing operations, net of tax	(185)	120	278	270	483
Loss from discontinued operations, net of tax	-	(1)	(1)	-	(2)
Net income attributable to noncontrolling interests, net of tax	(10)	(14)	(14)	(24)	(62)

Net income (loss) attributable to CNA	$(195)	$105	$263	$246	$419

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations attributable to CNA common stockholders	$(0.84)	$0.28	$0.86	$0.81	$1.11
Loss from discontinued operations attributable to CNA common stockholders	-	(0.01)	-	-	(0.01)

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$(0.84)	$0.27	$0.86	$0.81	$1.10

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)

2008
Revenues	$2,282	$2,321	$1,659	$1,537	$7,799

Income (loss) from continuing operations, net of tax	200	191	(324)	(318)	(251)
Income (loss) from discontinued operations, net of tax	(1)	2	9	(1)	9
Net income attributable to noncontrolling interests, net of tax	(12)	(12)	(16)	(17)	(57)

Net income (loss) attributable to CNA	$187	$181	$(331)	$(336)	$(299)

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations attributable to CNA common stockholders	$0.70	$0.66	$(1.26)	$(1.31)	$(1.21)
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.01)	0.01	0.03	-	0.03

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.69	$0.67	$(1.23)	$(1.31)	$(1.18)

During the fourth quarter of 2009, the Company realized a pretax investment gain of $370 million related to the sale of its holdings of Verisk Analytics Inc. Additionally, pretax OTTI losses of $195 million were recognized in earnings primarily in the asset-backed bonds, tax-exempt and corporate and other taxable bonds sectors.

During the fourth quarter of 2008, the Company recorded pretax OTTI losses of $644 million primarily in the corporate and other taxable bonds and asset-backed bonds sectors and pretax losses of $309 million related to limited partnerships.
Note Q. Related Party Transactions
The Company reimburses Loews, or pays directly, for management fees, travel and related expenses and expenses of investment facilities and services provided to the Company. The amounts reimbursed or paid by the Company were $33 million, $35 million and $27 million for the years ended December 31, 2009, 2008 and 2007. The CNA Tax Group is included on the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the year ended December 31, 2009, 2008 and 2007 were $2 million, $3 million and $3 million.
In the fourth quarter of 2008, the Company issued and Loews purchased $1.25 billion of CNAF non-voting cumulative preferred stock, which was approved by a special review committee of independent members of CNAF’s Board of Directors. In the fourth quarter of 2009, the Company redeemed $250 million of the 2008 Senior Preferred. See Note L for further details.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse with a ten-year term maturing through August of 2012, and are secured by the stock purchased. A number of the loans that came due in 2009 were reaffirmed and extended in exchange for partial repayments and grants of security interests in additional assets. The carrying value of the loans as of December 31, 2009 exceeds the fair value of the related common stock collateral by $7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the consolidated financial statements, the Company changed its accounting for the recognition and presentation of other-than-temporary impairments in 2009.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 23, 2010

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
CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
CNAF’s independent public accountant, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 141.
CNA Financial Corporation
Chicago, Illinois
February 23, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2009, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST
			BECAME
	POSITION AND		EXECUTIVE
	OFFICES HELD WITH		OFFICER OF	PRINCIPAL OCCUPATION DURING PAST FIVE
NAME	REGISTRANT	AGE	CNA	YEARS

Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	61	2009
Chief Executive Officer of CNA Financial Corporation since January 1, 2009. From December 2002 to June 2008, Vice Chairman and Chief Operating Officer of The Chubb Corporation and President and Chief Operating Officer of Chubb & Son.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	58	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.

George R. Fay	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	61	2010
Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since July 2006. From July 1974 to July 2006, held various positions at The Chubb Corporation including Chief Services Officer.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	53	2008
Executive Vice President & Chief Actuary of the CNA insurance companies since April 2008. From October 2004 to April 2008, Vice President & Chief Actuary, Middle Market Business of The Travelers Insurance Companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	54	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.

Robert A. Lindemann	President and Chief Operating Officer, CNA Commercial of the CNA insurance companies	56	2010
President and Chief Operating Officer, CNA Commercial of the CNA insurance companies since August 2009. From September 2004 to August 2009, Chief Operating Officer, Commercial Markets and President, Middle Markets of Zurich Financial Services North America.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	60	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.

Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	57	2010
President, Worldwide Field Operations of the CNA insurance companies since September 2009. From June 1974 to August 2009, held various positions at The Chubb Corporation including Senior Vice President and Eastern U.S. Field Operations Officer.

Peter W. Wilson	President and Chief Operating Officer, CNA Specialty of the CNA insurance companies	50	2009
President and Chief Operating Officer, CNA Specialty of the CNA insurance companies since April 2009. From March 2002 to April 2009, Executive Vice President, Global Specialty Lines of the CNA insurance companies.

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
Executive Compensation Information
December 31, 2009

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	2,244,657	$25.61	841,594
Equity compensation plans not approved by security holders	-	-	-

Total	2,244,657	$25.61	841,594

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2007 (Exhibit 3ii.1 to Form 8-K filed October 29, 2007 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on November 7, 2008, relating to the 2008 Senior Preferred Stock, no par value, of CNA Financial Corporation (Exhibit 3.1 to Form 8-K filed November 12, 2008 incorporated herein by reference)	4.1

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, J.P. Morgan Securities Inc., Citibank N.A., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, N.A. and other lenders named therein, dated August 1, 2007 (Exhibit 99.1 to August 1, 2007 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and American Casualty Company of Reading, Pennsylvania (Exhibit 10.3.2 to 2007 Form 10-K incorporated herein by reference)	10.3.2

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Columbia Casualty Company (Exhibit 10.3.3 to 2007 Form 10-K incorporated herein by reference)	10.3.3

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Assurance Company (Exhibit 10.3.4 to 2007 Form 10-K incorporated herein by reference)	10.3.4

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Casualty Company (Exhibit 10.3.5 to 2007 Form 10-K incorporated herein by reference)	10.3.5

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and National Fire Insurance Company of Hartford (Exhibit 10.3.6 to 2007 Form 10-K incorporated herein by reference)	10.3.6

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company (Exhibit 10.3.7 to 2007 Form 10-K incorporated herein by reference)	10.3.7

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company of New Jersey (Exhibit 10.3.8 to 2007 Form 10-K incorporated herein by reference)	10.3.8

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Transportation Insurance Company (Exhibit 10.3.9 to 2007 Form 10-K incorporated herein by reference)	10.3.9

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Valley Forge Insurance Company (Exhibit 10.3.10 to 2007 Form 10-K incorporated herein by reference)	10.3.10

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Reinsurance Corporation International Limited (Exhibit 10.5 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.11

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and North Rock Insurance Company Limited (Exhibit 10.6 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.12

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and CNA National Warranty Corporation (Exhibit 10.7 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.13

Amended and Restated Surplus Note, dated as of December 11, 2008, from Continental Casualty Company to CNA Financial Corporation (Exhibit 10.4 to 2008 Form 10-K incorporated herein by reference)	10.4

2008 Senior Preferred Stock Redemption Agreement, dated November 10, 2009, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to Form 8-K filed November 13, 2009 incorporated herein by reference)	10.5

CNA Financial Corporation 2000 Incentive Compensation Plan, as amended and restated, effective as of February 9, 2005 (Exhibit A to Form DEF 14A, filed March 31, 2005, incorporated herein by reference (as indicated in Form 8-K, filed May 2, 2005, CNAF shareholders voted to approve this plan on April 27, 2005))	10.6

CNA Financial Corporation 2000 Long Term Incentive Plan, dated August 4, 1999 (Exhibit 4.1 to Form S-8 filed August 4, 1999, incorporated herein by reference)	10.7

CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009 (Exhibit 10.7 to 2008 Form 10-K incorporated herein by reference)	10.8

First Amendment to the CNA Supplemental Executive Retirement Plan, dated December 23, 2009	10.8.1

CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009 (Exhibit 10.8 to 2008 Form 10-K incorporated herein by reference)	10.9

2009 Incentive Compensation Awards to Executive Officers (Exhibit 10.9 to 2008 Form 10-K incorporated herein by reference)	10.10

Award Letter and Award Terms to Thomas F. Motamed for Stock Appreciation Rights and Restricted Stock Units (Exhibit 10.10 to 2008 Form 10-K incorporated herein by reference)	10.11

2008 Incentive Compensation Awards to Executive Officers (Exhibit 10.9 to 2007 Form 10-K incorporated herein by reference)	10.12

Form of Award Letter to Executive Officers for the Long-Term Incentive Cash Plan for the 2005-2007 Long-Term Incentive Cash Plan Cycle (Exhibit 10.1 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.12.1

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan for the 2008-2010 Long-Term Incentive Cash Plan Cycle (Exhibit 10.2 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.12.2

2007 Incentive Compensation Awards to Executive Officers (Exhibit 10.23 to March 31, 2007 Form 10-Q incorporated herein by reference)	10.13

Form of Award Letter for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.1 to April 19, 2006 Form 8-K incorporated herein by reference)	10.13.1

Form of Award Terms for Long-Term Incentive Cash Award to Executive Officers for the Performance Period Beginning January 1, 2006 and Ending December 31, 2008, Delivered on April 14, 2006 (Exhibit 99.2 to April 19, 2006 Form 8-K incorporated herein by reference)	10.13.2

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.14

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.14.1

Employment Agreement between Continental Casualty Company and D. Craig Mense, dated August 1, 2007 (Exhibit 10.1 to September 30, 2007 Form 10-Q incorporated herein by reference)	10.15

Amendment to Employment Agreement, dated July 1, 2008, by and between Continental Casualty Company and D. Craig Mense (Exhibit 10.4 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.15.1

Employment Agreement, dated April 1, 2008, by and between Continental Casualty Company and Jonathan D. Kantor (Exhibit 10.2 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.16

	Letter Agreement, dated June 18, 2007, by and between Continental Casualty Company and Thomas Pontarelli	10.17

	Letter Agreement, dated August 8, 2008, by and between Continental Casualty Company and Thomas Pontarelli	10.17.1

	Letter Agreement, dated December 9, 2009, by and between Continental Casualty Company and Thomas Pontarelli	10.17.2

	Employment Agreement, dated August 24, 2006, by and between Continental Casualty Company and Peter W. Wilson	10.18

	Amendment to Employment Agreement, dated September 19, 2008, by and between Continental Casualty Company and Peter W. Wilson	10.18.1

	Subsidiaries of the Registrant	21.1

	Consent of Independent Registered Public Accounting Firm	23.1

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

	*CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

(b)	Exhibits:

	None.

(c)	Condensed Financial Information of Unconsolidated Subsidiaries:

	None.
Except for Exhibits 10.8.1, 10.17, 10.17.1, 10.17.2, 10.18, 10.18.1, 21.1, 23.1, 31.1, 31.2, 32.1, and 32.2, the above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference from Note B of the Consolidated Financial Statements included under Item 8.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

Years ended December 31	2009	2008	2007
(In millions)

Revenues
Net investment income	$3	$16	$20
Realized investment gains (losses)	8	(19)	(6)
Other income	101	15	-

Total revenues	112	12	14

Expenses
Administrative and general	2	9	3
Interest	116	123	131

Total expenses	118	132	134

Loss from operations before income taxes and equity in net income (loss) of subsidiaries	(6)	(120)	(120)
Income tax benefit	2	42	42

Loss before equity in net income (loss) of subsidiaries	(4)	(78)	(78)
Equity in net income (loss) of subsidiaries	423	(221)	929

Net income (loss)	$419	$(299)	$851

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31	2009	2008
(In millions, except share data)

Assets
Investment in subsidiaries	$11,433	$7,282
Fixed maturity securities available-for-sale, at fair value (amortized cost of $4 and $5)	4	5
Equity securities available-for-sale, at fair value (cost of $1 and $1)	1	1
Other invested assets, including derivative financial instruments of $0 and $3	-	3
Short term investments	395	539
Receivables for securities sold and collateral	-	16
Federal income taxes recoverable	24	6
Amounts due from affiliates	10	6
Surplus note due from affiliate	1,000	1,000
Other assets	9	14

Total assets	$12,876	$8,872

Liabilities and equity
Liabilities:
Long term debt	2,183	1,937
Other liabilities, including derivative financial instruments of $0 and $31	33	58

Total liabilities	2,216	1,995

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 10,000 and 12,500 shares issued and outstanding held by Loews Corporation)	1,000	1,250
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,026,759 and 269,024,408 shares outstanding)	683	683
Additional paid-in capital	2,177	2,174
Retained earnings	7,264	6,845
Accumulated other comprehensive loss	(325)	(3,924)
Treasury stock (4,013,484 and 4,015,835 shares), at cost	(109)	(109)
Notes receivable for the issuance of common stock	(30)	(42)

Total equity	10,660	6,877

Total liabilities and equity	$12,876	$8,872

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31	2009	2008	2007
(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$419	$(299)	$851
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
(Income) loss of subsidiaries	(423)	221	(929)
Dividends received from subsidiaries	-	697	270
Realized investment (gains) losses	(8)	19	6
Other, net	(21)	81	(54)

Total adjustments	(452)	1,018	(707)

Net cash flows provided (used) by operating activities	(33)	719	144

Cash Flows from Investing Activities:
Proceeds from fixed maturity securities	12	1	3
Change in short term investments	145	(666)	(63)
Capital contributions to subsidiaries	(3)	(2)	(1)
Return of capital from subsidiaries	-	-	1
Purchase of surplus note from affiliate	-	(1,000)	-
Other, net	(12)	(3)	(18)

Net cash flows provided (used) by investing activities	142	(1,670)	(78)

Cash Flows from Financing Activities:
Dividends paid to Loews for 2008 Senior Preferred	(122)	(19)	-
Dividends paid to common stockholders	-	(122)	(95)
Proceeds from the issuance of long term debt	350	250	-
Principal payments on debt	(100)	(350)	-
Payment to redeem 2008 Senior Preferred	(250)	-	-
Proceeds from issuance of 2008 Senior Preferred	-	1,250	-
Stock options exercised	1	1	18
Purchase of treasury stock	-	(70)	-
Other, net	12	11	11

Net cash flows provided (used) by financing activities	(109)	951	(66)

Net change in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income (loss) of these affiliates is presented on the Condensed Statements of Operations as Equity in net income (loss) of subsidiaries. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2009.
B. Debt
Debt is composed of the following obligations.
Debt

December 31	2009	2008
(In millions)

Variable rate debt:
Credit Facility – variable rate and term, due August 1, 2012	$150	$250

Senior notes:
6.000%, face amount of $400, due August 15, 2011	399	399
5.850%, face amount of $549, due December 15, 2014	547	547
6.500%, face amount of $350, due August 15, 2016	347	348
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	347	-
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total	$2,183	$1,937

In November of 2009, CNAF issued $350 million of 7.350% ten-year senior notes in a public offering.
On August 1, 2007, CNAF entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus CNAF’s credit risk spread of 0.54%, which was equal to 0.79% at December 31, 2009.
Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization.
CNAF’s remaining debt obligations contain customary covenants for investment grade insurers. CNAF is in compliance with all covenants as of December 31, 2009.
C. Commitments, Contingencies and Guarantees
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $21 million at December 31, 2009. The Parent Company does not believe that a payable is likely under these guarantees.

In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $259 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2009, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2009 and 2008, CNAF has recorded liabilities of approximately $9 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.8 billion at December 31, 2009. The Company does not believe that a payment is likely under these guarantees.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference from Note N of the Consolidated Financial Statements included under Item 8.

SCHEDULE IV. REINSURANCE
Incorporated herein by reference from Note H of the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions	End of Period
(In millions)

Year ended December 31, 2009
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$587	$4	$(1)	$(37)	$553

Valuation allowance:
Deferred income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2008
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$773	$(37)	$(4)	$(145)	$587

Valuation allowance:
Deferred income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2007
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$837	$12	$2	$(78)	$773

Valuation allowance:
Deferred income taxes	$-	$-	$-	$-	$-

(a)	Amount includes effects of foreign currency translation.
SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2009	2008	2007
(In millions)

Deferred acquisition costs	$1,108	$1,125

Reserves for unpaid claim and claim adjustment expenses	26,712	27,475

Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 7.5%)	1,595	1,620

Unearned premiums	3,274	3,406

Net written premiums	6,713	7,090	7,382

Net earned premiums	6,720	7,149	7,481

Net investment income	2,110	1,547	2,180

Incurred claim and claim adjustment expenses related to current year	4,788	5,189	4,937

Incurred claim and claim adjustment expenses related to prior years	(241)	(7)	220

Amortization of deferred acquisition costs	1,417	1,467	1,520

Paid claim and claim adjustment expenses	4,841	5,327	5,282

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: February 23, 2010	By	/s/ Thomas F. Motamed

Thomas F. Motamed
Chief Executive Officer
(Principal Executive Officer)
	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 23, 2010	By	/s/ Thomas F. Motamed

(Thomas F. Motamed, Chief Executive Officer
and Chairman of the Board of Directors)

Dated: February 23, 2010	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 23, 2010	By	/s/ Jose O. Montemayor

(Jose O. Montemayor, Director)

Dated: February 23, 2010	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 23, 2010	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 23, 2010	By	/s/ Andrew H. Tisch

(Andrew H. Tisch, Director)

Dated: February 23, 2010	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 23, 2010	By	/s/ Marvin Zonis

(Marvin Zonis, Director)