Form 10-Q
period 2010-03-31
CNA FINANCIAL CORP
filed 2010-05-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2010

Common Stock, Par value $2.50	269,074,878

CNA Financial Corporation
Index

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31	2010	2009
(In millions, except per share data)
Revenues
Net earned premiums	$1,615	$1,672
Net investment income	590	420
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(90)	(614)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	30	—

Net other-than-temporary impairment losses recognized in earnings	(60)	(614)
Other net realized investment gains	94	82

Net realized investment gains (losses), net of participating policyholders’ interests	34	(532)
Other revenues	76	78

Total revenues	2,315	1,638

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,308	1,342
Amortization of deferred acquisition costs	342	349
Other operating expenses	272	251
Interest	36	31

Total claims, benefits and expenses	1,958	1,973

Income (loss) from continuing operations before income tax	357	(335)
Income tax (expense) benefit	(102)	150

Income (loss) from continuing operations	255	(185)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0 and $0	—	—

Net income (loss)	255	(185)
Net income attributable to noncontrolling interests	(10)	(10)

Net income (loss) attributable to CNA	$245	$(195)

Income (Loss) Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA	$245	$(195)
Dividends on 2008 Senior Preferred	(25)	(31)

Income (loss) from continuing operations attributable to CNA common stockholders	220	(226)
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—

Income (loss) attributable to CNA common stockholders	$220	$(226)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Three months ended March 31	2010	2009
(In millions, except per share data)
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA common stockholders	$0.82	$(0.84)
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.82	$(0.84)

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.1	269.0

Diluted	269.2	269.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31	2010	2009
(In millions)
Other Comprehensive Income (Loss), Net of Tax

Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$25	$—
Net unrealized gains (losses) on other investments	323	401

Net unrealized gains (losses) on investments	348	401
Net unrealized gains (losses) on discontinued operations and other	7	(2)
Foreign currency translation adjustment	(10)	(8)
Pension and postretirement benefits	1	2
Allocation to participating policyholders	(23)	—

Other comprehensive income, net of tax	323	393

Net income (loss)	255	(185)

Comprehensive income	578	208

Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	(6)	(5)
Pension and postretirement benefits attributable to noncontrolling interests	(3)	—

Other comprehensive income attributable to noncontrolling interests	(9)	(5)

Net income attributable to noncontrolling interests	(10)	(10)

Comprehensive income attributable to noncontrolling interests	(19)	(15)

Total comprehensive income attributable to CNA	$559	$193

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2010	2009
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,185 and $35,602)	$37,711	$35,612
Equity securities at fair value (cost of $651 and $633)	681	644
Limited partnership investments	1,947	1,787
Other invested assets	3	4
Short term investments	2,484	3,949

Total investments	42,826	41,996
Cash	95	140
Reinsurance receivables (less allowance for uncollectible receivables of $350 and $351)	6,328	6,581
Insurance receivables (less allowance for doubtful accounts of $197 and $202)	1,645	1,656
Accrued investment income	457	416
Deferred acquisition costs	1,109	1,108
Deferred income taxes	1,098	1,333
Property and equipment at cost (less accumulated depreciation of $511 and $498)	350	360
Goodwill and other intangible assets	141	141
Other assets	1,188	1,144
Separate account business	442	423

Total assets	$55,679	$55,298

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$26,559	$26,816
Unearned premiums	3,283	3,274
Future policy benefits	8,090	7,981
Policyholders’ funds	177	192
Participating policyholders’ funds	54	56
Long term debt	2,304	2,303
Other liabilities	3,046	3,087
Separate account business	442	423

Total liabilities	43,955	44,132

Commitments and contingencies (Notes D, E, G, H, and J)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 10,000 shares issued and outstanding held by Loews Corporation)	1,000	1,000
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,074,878 and 269,026,759 shares outstanding)	683	683
Additional paid-in capital	2,198	2,177
Retained earnings	7,484	7,264
Accumulated other comprehensive loss	(11)	(325)
Treasury stock (3,965,365 and 4,013,484 shares), at cost	(107)	(109)
Notes receivable for the issuance of common stock	(30)	(30)

Total CNA stockholders’ equity	11,217	10,660
Noncontrolling interests	507	506

Total equity	11,724	11,166

Total liabilities and equity	$55,679	$55,298

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$255	$(185)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	45	(139)
Trading portfolio activity	99	(3)
Net realized investment (gains) losses, net of participating policyholders’ interests	(34)	532
Equity method investees	13	104
Amortization of investments	(33)	(58)
Depreciation	21	21
Changes in:
Receivables, net	264	223
Accrued investment income	(41)	(31)
Deferred acquisition costs	(1)	(7)
Insurance reserves	(135)	(139)
Other assets	(7)	(31)
Other liabilities	(74)	(97)
Other, net	(3)	6

Total adjustments	114	381

Net cash flows provided by operating activities-continuing operations	$369	$196
Net cash flows used by operating activities-discontinued operations	$(5)	$(9)

Net cash flows provided by operating activities-total	$364	$187

Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(5,351)	$(7,079)
Proceeds from fixed maturity securities:
Sales	2,737	7,046
Maturities, calls and redemptions	846	827
Purchases of equity securities	(42)	(134)
Proceeds from sales of equity securities	25	146
Change in short term investments	1,474	(1,041)
Change in other investments	(51)	55
Purchases of property and equipment	(12)	(17)
Other, net	—	38

Net cash flows used by investing activities-continuing operations	$(374)	$(159)
Net cash flows provided by investing activities-discontinued operations	$5	$9

Net cash flows used by investing activities-total	$(369)	$(150)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Three months ended March 31
(In millions)	2010	2009
Cash Flows from Financing Activities
Dividends paid to Loews Corporation for 2008 Senior Preferred	$(25)	$(31)
Policyholders’ investment contract net deposits (withdrawals)	(2)	(7)
Other, net	(11)	12

Net cash flows used by financing activities-continuing operations	$(38)	$(26)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(38)	$(26)

Effect of foreign exchange rate changes on cash-continuing operations	(2)	(2)

Net change in cash	(45)	9

Cash, beginning of year	140	85

Cash, end of period	$95	$94

Cash-continuing operations	$95	$94
Cash-discontinued operations	—	—

Cash-total	$95	$94

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Three months ended March 31
(In millions)	2010	2009
Preferred Stock
Balance, beginning and end of period	$1,000	$1,250

Common Stock
Balance, beginning and end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,177	2,174
Stock-based compensation	(1)	1
Other	22	—

Balance, end of period	2,198	2,175

Retained Earnings
Balance, beginning of period	7,264	6,845
Dividends paid to Loews Corporation for 2008 Senior Preferred	(25)	(31)
Net income (loss) attributable to CNA	245	(195)

Balance, end of period	7,484	6,619

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(325)	(3,924)
Other comprehensive income attributable to CNA	314	388

Balance, end of period	(11)	(3,536)

Treasury Stock
Balance, beginning of period	(109)	(109)
Stock based compensation	2	—

Balance, end of period	(107)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(30)	(42)
Decrease in notes receivable for the issuance of common stock	—	12

Balance, end of period	(30)	(30)

Total CNA Stockholders’ Equity	11,217	7,052

Noncontrolling Interests
Balance, beginning of period	506	420
Net income	10	10
Other comprehensive income	9	5
Other	(18)	2

Balance, end of period	507	437

Total Equity	$11,724	$7,489

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of March 31, 2010. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2010.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2009. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Standards Updates
Adopted
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (FASB) issued updated accounting guidance which amended the requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced interim and annual disclosures. The updated accounting guidance was effective for annual reporting periods beginning after November 15, 2009, except for investment company type entities for which the requirements under this guidance have been deferred indefinitely. The adoption of this updated accounting guidance as of January 1, 2010 had no impact on the Company’s financial condition or results of operations.
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
Recently issued accounting standards to be adopted
Scope Exception Related To Credit Derivatives
In March 2009, the FASB issued updated accounting guidance which amends the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in collateralized debt obligations (CDOs) and synthetic CDOs, are considered embedded derivatives subject to potential bifurcation. The updated accounting guidance is effective for the first quarter beginning after June 15, 2010. The Company is currently assessing the impact this updated accounting guidance will have on its financial condition and results of operations.
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
For the three months ended March 31, 2010, approximately 170 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For that same period, approximately 1.3 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three months ended March 31, 2009, as a result of the net loss, none of the 2.0 million potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive.
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly.

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31	2010	2009
(In millions)
Fixed maturity securities	$510	$475
Short term investments	6	10
Limited partnerships	72	(70)
Equity securities	10	14
Trading portfolio (a)	4	—
Other	2	3

Gross investment income	604	432
Investment expense	(14)	(12)

Net investment income	$590	$420

(a)
There were no net unrealized gains (losses) on trading securities still held included in net investment income for the three months ended March 31, 2010. As of March 31, 2009, the Company did not have a trading portfolio.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31	2010	2009
(In millions)
Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$98	$104
Gross realized losses	(71)	(462)

Net realized investment gains (losses) on fixed maturity securities	27	(358)

Equity securities:
Gross realized gains	4	4
Gross realized losses	(1)	(220)

Net realized investment gains (losses) on equity securities	3	(216)

Derivatives	—	31
Short term investments and other	4	11

Net realized investment gains (losses), net of participating policyholders’ interests	$34	$(532)

The components of net OTTI losses recognized in earnings by asset type are summarized in the following table.

Three months ended March 31	2010	2009
(In millions)
Fixed maturity securities available-for-sale:

Asset-backed securities:
Residential mortgage-backed securities	$26	$149
Commercial mortgage-backed securities	2	16
Other asset-backed securities	—	31

Total asset-backed securities	28	196

States, municipalities and political subdivisions – tax-exempt securities	14	—
Corporate and other taxable bonds	18	190
Redeemable preferred stock	—	9

Total fixed maturity securities available-for-sale	60	395

Equity securities available-for-sale:
Common stock	—	3
Preferred stock	—	216

Total equity securities available-for-sale	—	219

Net OTTI losses recognized in earnings	$60	$614

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
The Company performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. For asset-backed securities, significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers, credit support from lower level tranches and impacts of rating agency downgrades. The discount rate utilized is either the yield at acquisition or, for lower rated structured securities, the current yield.
The Company applies the same impairment model as described above for the majority of non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific outlook.
Prior to the adoption of the updated accounting guidance related to OTTI in the second quarter of 2009 as further discussed in Note B, the Company applied the impairment model described in the paragraph above to both fixed maturity and equity securities.
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
March 31, 2010	Cost	Gains	12 Months	or Greater	Value	Losses
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$165	$16	$1	$—	$180	$—

Asset-backed securities:
Residential mortgage-backed securities	7,303	83	43	406	6,937	265
Commercial mortgage-backed securities	820	13	3	101	729	—
Other asset-backed securities	811	17	1	18	809	—

Total asset-backed securities	8,934	113	47	525	8,475	265

States, municipalities and political subdivisions – tax-exempt securities	6,458	191	24	316	6,309	—
Corporate and other taxable bonds	21,518	1,276	35	131	22,628	26
Redeemable preferred stock	51	9	—	—	60	—

Total fixed maturity securities available-for-sale	37,126	1,605	107	972	37,652	$291

Total fixed maturity securities trading	59	—	—	—	59

Equity securities available-for-sale:
Common stock	79	15	—	2	92
Preferred stock	572	49	—	32	589

Total equity securities available-for-sale	651	64	—	34	681

Total	$37,836	$1,669	$107	$1,006	$38,392

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
December 31, 2009	Cost	Gains	12 Months	or Greater	Value	Losses
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1	$—	$199	$—

Asset-backed securities:
Residential mortgage-backed securities	7,469	72	43	561	6,937	246
Commercial mortgage-backed securities	709	10	1	134	584	3
Other asset-backed securities	858	14	1	39	832	—

Total asset-backed securities	9,036	96	45	734	8,353	249

States, municipalities and political subdivisions – tax-exempt securities	7,142	201	25	325	6,993	—
Corporate and other taxable bonds	19,015	1,123	50	249	19,839	26
Redeemable preferred stock	51	4	—	1	54	—

Total fixed maturity securities available-for-sale	35,428	1,440	121	1,309	35,438	$275

Total fixed maturity securities trading	174	—	—	—	174

Equity securities available-for-sale:
Common stock	61	14	1	1	73
Preferred stock	572	40	—	41	571

Total equity securities available-for-sale	633	54	1	42	644

Total	$36,235	$1,494	$122	$1,351	$36,256

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (AOCI) into earnings was $32 million for the three months ended March 31, 2010.
Activity for the three months ended March 31, 2010 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at March 31, 2010 was as follows.

Three Months ended
(In millions)	March 31, 2010
Beginning balance of credit losses on fixed maturity securities	$164

Additional credit losses for which an OTTI loss was previously recognized	11
Additional credit losses for which an OTTI loss was not previously recognized	5
Reductions for securities sold during the period	(9)

Ending balance of credit losses on fixed maturity securities	$171

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the March 31, 2010 Summary of Fixed Maturity and Equity Securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (S&P), Moody’s Investors Service, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Asset-Backed Securities
The fair value of total asset-backed holdings at March 31, 2010 was $8,475 million which was comprised of 2,141 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 202 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 270 structured securities in a gross unrealized loss position. In addition, there were 60 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 9% of amortized cost.
Commercial mortgage-backed securities include 35 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 16% of amortized cost.
Other asset-backed securities include 40 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 6% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at March 31, 2010.
Gross Unrealized Losses by Ratings Distribution
March 31, 2010
(In millions)

			Gross
			Unrealized
Rating	Amortized Cost	Estimated Fair Value	Losses
U.S. Government Agencies	$1,568	$1,549	$19
AAA	1,933	1,752	181
AA	485	420	65
A	302	243	59
BBB	436	392	44
Non-investment grade and equity tranches	1,330	1,126	204

Total	$6,054	$5,482	$572

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2010.

States, Municipalities and Political Subdivisions — Tax-Exempt Securities
The tax-exempt portfolio consists primarily of special revenue and assessment bonds, representing 83% of the overall portfolio, followed by general obligation political subdivision bonds at 13% and state general obligation bonds at 4%.
The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to market conditions in certain sectors or states that continued to lag behind the broader municipal market recovery. Market conditions in the tax-exempt sector continued to improve in the first quarter of 2010. However, yields for certain issuers and types of securities, such as zero coupon bonds, auction rate and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on other fixed income alternatives. The holdings for all tax-exempt securities in this category include 313 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 12% of amortized cost.
The following table summarizes the ratings distribution of tax-exempt securities in a gross unrealized loss position at March 31, 2010.
Gross Unrealized Losses by Ratings Distribution
March 31, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses
AAA	$1,195	$1,130	$65
AA	801	666	135
A	424	402	22
BBB	480	363	117
Non-investment grade	21	20	1

Total	$2,921	$2,581	$340

The largest exposures at March 31, 2010 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $105 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $79 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2010.

Corporate and Other Taxable Bonds
The holdings in this category include 489 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 3% of amortized cost.
The following table summarizes corporate and other taxable bonds in a gross unrealized loss position by ratings distribution at March 31, 2010.
Gross Unrealized Losses by Ratings Distribution
March 31, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses
AAA	$322	$316	$6
AA	791	785	6
A	1,368	1,332	36
BBB	1,691	1,617	74
Non-investment grade	680	636	44

Total	$4,852	$4,686	$166

The unrealized losses on corporate and other taxable bonds are attributable to lingering impacts of the broader credit market deterioration primarily in the financial sector of the portfolio. Overall conditions in the corporate bond market have continued to improve in the first quarter of 2010, resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2010.
The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The data in the table above includes financial industry sector hybrid debt securities with an aggregate fair value of $670 million and an aggregate amortized cost of $700 million.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

Contractual Maturity	March 31, 2010		December 31, 2009
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Due in one year or less	$1,333	$1,325	$1,240	$1,219
Due after one year through five years	11,371	11,679	10,046	10,244
Due after five years through ten years	10,469	10,567	10,646	10,538
Due after ten years	13,953	14,081	13,496	13,437

Total	$37,126	$37,652	$35,428	$35,438

Investment Commitments
As of March 31, 2010, the Company had committed approximately $243 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in multiple bank loans as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of March 31, 2010, the Company had commitments to purchase $337 million and sell $110 million of various bank loans.

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
The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps (CDS) to modify the credit risk inherent in certain investments. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.
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
The Company will also use CDS to sell credit protection against a specified credit event. In selling credit protection, CDS are used to replicate fixed income securities when credit exposure to certain issuers is not available or when it is economically beneficial to transact in the derivative market compared to the cash market alternative. Credit risk includes both the default event risk and market value exposure due to fluctuations in credit spreads. In selling CDS protection, the Company receives a periodic premium in exchange for providing credit protection on a single name reference obligation or a credit derivative index. If there is an event of default as defined by the CDS agreement, the Company is required to pay the counterparty the referenced notional amount of the CDS contract and in exchange, the Company is entitled to receive the referenced defaulted security or the cash equivalent.

The tables below summarize CDS contracts where the Company sold credit protection as of March 31, 2010 and December 31, 2009. The fair value of the contracts represents the amount that the Company would receive at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations
March 31, 2010
(In millions)

	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
	Swaps	Credit Default Swaps	to Maturity
B	$1	$8	2.9

Total	$1	$8	2.9

Credit Ratings of Underlying Reference Obligations
December 31, 2009
(In millions)

	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
	Swaps	Credit Default Swaps	to Maturity
B	$—	$8	3.1

Total	$—	$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $3 million and $7 million at March 31, 2010 and December 31, 2009. The fair value of cash collateral received from counterparties was $1 million and $1 million at March 31, 2010 and December 31, 2009.
Derivative securities are recorded at fair value. See Note F for information regarding the fair value of derivatives securities. Changes in the fair value of derivatives not held in a trading portfolio are reported in Net realized investment gains (losses) on the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Condensed Consolidated Statements of Operations.

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Three months ended March 31	2010	2009
(In millions)
Without hedge designation
Interest rate swaps	$—	$21
Credit default swaps – purchased protection	—	(9)
Credit default swaps – sold protection	—	(6)
Futures sold, not yet purchased	—	14
Options written	—	11

Total without hedge designation	—	31

Trading activities
Futures sold, not yet purchased	(3)	—

Total	$(3)	$31

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
Derivative Financial Instruments

	Contractual/
March 31, 2010	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$70	$—	$(5)
Credit default swaps – sold protection	8	1	—
Currency forwards	3	—	—
Equity warrants	5	—	—

Total without hedge designation	86	1	(5)

Trading activities
Futures sold, not yet purchased	52	—	—

Total	$138	$1	$(5)

Derivative Financial Instruments

	Contractual/
December 31, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$116	$—	$(11)
Credit default swaps – sold protection	8	—	—
Equity warrants	2	—	—

Total without hedge designation	126	—	(11)

Trading activities
Futures sold, not yet purchased	132	—	—

Total	$258	$—	$(11)

During the three months ended March 31, 2010, the notional value of new derivative transactions entered into and terminated totaled approximately $203 million and $323 million. This activity was primarily attributable to interest rate futures, credit default swaps and forward commitments for mortgage-backed securities. During the three months ended March 31, 2009, the notional value of new derivative transactions entered into and terminated totaled approximately $6.1 billion and $5.9 billion. This activity was primarily attributable to interest rate swaps, interest rate futures and interest rate options.
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
				Assets/(Liabilities)
March 31, 2010	Level 1	Level 2	Level 3	at Fair Value
(In millions)
Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$179	$50	$—	$229

Asset-backed securities:
Residential mortgage-backed securities	—	6,258	679	6,937
Commercial mortgage-backed securities	—	617	112	729
Other asset-backed securities	—	441	368	809

Total asset-backed securities	—	7,316	1,159	8,475

States, municipalities and political subdivisions - tax-exempt securities	—	5,572	737	6,309
Corporate and other taxable bonds	118	21,836	684	22,638
Redeemable preferred stock	3	53	4	60

Total fixed maturity securities	300	34,827	2,584	37,711

Equity securities	526	147	8	681
Derivative financial instruments, included in Other invested assets	—	—	1	1
Short term investments	1,973	510	1	2,484
Life settlement contracts, included in Other assets	—	—	131	131
Discontinued operations investments, included in Other assets	14	110	15	139
Separate account business	44	358	40	442

Total assets	$2,857	$35,952	$2,780	$41,589

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(5)	$(5)

Total liabilities	$—	$—	$(5)	$(5)

				Total
				Assets/(Liabilities) at
December 31, 2009	Level 1	Level 2	Level 3	Fair Value
(In millions)
Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$247	$54	$—	$301

Asset-backed securities:
Residential mortgage-backed securities	—	6,308	629	6,937
Commercial mortgage-backed securities	—	461	123	584
Other asset-backed securities	—	484	348	832

Total asset-backed securities	—	7,253	1,100	8,353

States, municipalities and political subdivisions - tax-exempt securities	—	6,273	756	7,029
Corporate and other taxable bonds	139	19,127	609	19,875
Redeemable preferred stock	3	49	2	54

Total fixed maturity securities	389	32,756	2,467	35,612

Equity securities	503	130	11	644
Short term investments	3,552	397	—	3,949
Life settlement contracts, included in Other assets	—	—	130	130
Discontinued operations investments, included in Other liabilities	19	106	16	141
Separate account business	43	342	38	423

Total assets	$4,506	$33,731	$2,662	$40,899

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(11)	$(11)

Total liabilities	$—	$—	$(11)	$(11)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009.

		Net realized
		investment gains						Unrealized gains
		(losses) and net	Net change in					(losses) on
		change in unrealized	unrealized					Level 3 assets and
		appreciation	appreciation					liabilities held at
		(depreciation)	(depreciation)	Purchases, sales,				March 31, 2010
	Balance at	included in net	included in other	issuances and	Transfers into	Transfers out of	Balance at	recognized in
Level 3	January 1, 2010	income*	comprehensive income	settlements	Level 3	Level 3	March 31, 2010	net income*
(In millions)
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$629	$(10)	$26	$42	$—	$(8)	$679	$(11)
Commercial mortgage-backed securities	123	(1)	(4)	(5)	7	(8)	112	(2)
Other asset-backed securities	348	4	21	(5)	—	—	368	—

Total asset-backed securities	1,100	(7)	43	32	7	(16)	1,159	(13)

States, municipalities and political subdivisions — tax-exempt securities	756	—	2	(21)	—	—	737	—
Corporate and other taxable bonds	609	2	29	59	9	(24)	684	—
Redeemable preferred stock	2	—	2	—	—	—	4	—

Total fixed maturity securities	2,467	(5)	76	70	16	(40)	2,584	(13)

Equity securities	11	—	—	—	2	(5)	8	—
Derivative financial instruments, net	(11)	—	—	7	—	—	(4)	—
Short term investments	—	—	—	—	1	—	1	—
Life settlement contracts	130	10	—	(9)	—	—	131	3
Discontinued operations investments	16	—	1	(2)	—	—	15	—
Separate account business	38	—	—	2	—	—	40	—

Total	$2,651	$5	$77	$68	$19	$(45)	$2,775	$(10)

		Net realized
		investment gains
		(losses) and net	Net change in					Unrealized gains
		change in	unrealized					(losses) on Level 3
		unrealized	appreciation					assets and
		appreciation	(depreciation)					liabilities held at
		(depreciation)	included in other	Purchases, sales,				March 31, 2009
	Balance at	included in net	comprehensive	issuances and	Transfers into	Transfers out of	Balance at	recognized in net
Level 3	January 1, 2009	loss*	income	settlements	Level 3	Level 3	March 31, 2009	loss*
(In millions)
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(17)	$1	$(23)	$—	$—	$743	$(19)
Commercial mortgage-backed securities	186	(10)	(13)	(5)	—	—	158	(9)
Other asset-backed securities	139	(30)	30	(40)	153	—	252	(32)

Total asset-backed securities	1,107	(57)	18	(68)	153	—	1,153	(60)

States, municipalities and political subdivisions — tax-exempt securities	750	—	37	(3)	—	—	784	—
Corporate and other taxable bonds	622	(5)	(1)	204	2	(13)	809	(6)
Redeemable preferred stock	13	(9)	8	7	—	—	19	(9)

Total fixed maturity securities	2,492	(71)	62	140	155	(13)	2,765	(75)

Equity securities	210	—	—	—	—	—	210	—
Derivative financial instruments, net	(87)	6	—	18	—	—	(63)	24
Life settlement contracts	129	11	—	(13)	—	—	127	2
Discontinued operations investments	15	—	(1)	(1)	—	—	13	—
Separate account business	38	—	1	(1)	—	—	38	—

Total	$2,797	$(54)	$62	$143	$155	$(13)	$3,090	$(49)

*     Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statement of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. The Company’s policy is to recognize transfers between levels at the beginning of the reporting period.
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
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include equity securities that are priced using internal models with inputs that are not market observable.
Derivative Financial Instruments
Exchange traded derivatives, primarily futures, are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In millions)
Financial assets
Notes receivable for the issuance of common stock	$30	$29	$30	$29

Financial liabilities
Premium deposits and annuity contracts	$104	$105	$105	$106
Long term debt	2,304	2,369	2,303	2,290
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
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Accrued investment income and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the table above.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $40 million and $13 million for the three months ended March 31, 2010 and 2009 for events occurring in those periods. Catastrophe losses in the first quarter of 2010 related primarily to winter storms and the Chilean earthquake. There can be no assurance that the Company’s ultimate cost for catastrophes will not exceed current estimates.
The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
The Company’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.
The following table provides data related to the Company’s A&E claim and claim adjustment expense reserves.
A&E Reserves

	March 31, 2010		December 31, 2009
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)
Gross reserves	$1,991	$467	$2,046	$482
Ceded reserves	(895)	(195)	(909)	(196)

Net reserves	$1,096	$272	$1,137	$286

Asbestos
The table below provides a reconciliation between the Company’s beginning and ending net reserves for asbestos.
Asbestos Reserves

Three months ended March 31	2010	2009
(In millions)
Beginning net reserves	$1,137	$1,202
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	—	—
Paid claims, net of reinsurance recoveries	(41)	(51)

Ending net reserves	$1,096	$1,151

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
Certain asbestos claim litigation in which the Company is currently engaged is described below:
A.P. Green: In February 2003, the Company announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, the Company is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval in August 2003. The debtor’s plan of reorganization includes an injunction to protect the Company from any future claims. The bankruptcy court issued an opinion in September 2007 recommending confirmation of that plan. In July 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued in May 2009 and the parties are awaiting the court’s decision.
Direct Action Case — Montana: In March 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against the Company, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. In April 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing was held in two phases. The first phase was held in June 2009. The second phase concluded in January 2010 and the bankruptcy court has taken the matter under advisement. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.
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
Environmental Pollution
The table below provides a reconciliation between the Company’s beginning and ending net reserves for environmental pollution.
Environmental Pollution Reserves

Three months ended March 31	2010	2009
(In millions)
Beginning net reserves	$286	$262
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	—	—
Paid claims, net of reinsurance recoveries	(14)	(14)

Ending net reserves	$272	$248

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core. Favorable net prior year development of $9 million was recorded in the Life & Group Non-Core segment for the three months ended March 31, 2010. Included in this amount is favorable reserve development of $24 million arising from a commutation of an assumed reinsurance agreement. For the three months ended March 31, 2009 for the Life & Group Non-Core segment, unfavorable net prior year development of $11 million was recorded.
Net Prior Year Development
Three months ended March 31, 2010

	CNA		Corporate & Other
	Specialty	CNA Commercial	Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(25)	$(28)	$2	$(51)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(25)	(28)	2	(51)

Pretax (favorable) unfavorable premium development	(4)	21	(1)	16

Total pretax (favorable) unfavorable net prior year development	$(29)	$(7)	$1	$(35)

Net Prior Year Development
Three months ended March 31, 2009

	CNA		Corporate & Other
	Specialty	CNA Commercial	Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(29)	$(42)	$1	$(70)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(29)	(42)	1	(70)

Pretax (favorable) unfavorable premium development	(5)	20	(1)	14

Total pretax (favorable) unfavorable net prior year development	$(34)	$(22)	$—	$(56)

2010 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence in several professional liability lines of business primarily in accident years 2007 and prior. This favorability was partially offset by unfavorable development in the employee practices liability line driven by higher unemployment, primarily in accident years 2008 and 2009.
CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in non-catastrophe related property coverages in accident years 2007 and prior.
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

Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument was held in April 2009, and the Court took the matter under advisement. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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
Note I. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Three months ended March 31	2010	2009
(In millions)
Pension cost
Service cost	$4	$5
Interest cost on projected benefit obligation	38	38
Expected return on plan assets	(41)	(36)
Actuarial loss amortization	6	6

Net periodic pension cost	$7	$13

Postretirement benefit
Service cost	$1	$1
Interest cost on projected benefit obligation	2	2
Prior service cost amortization	(4)	(4)

Net periodic postretirement benefit	$(1)	$(1)

Note J. Commitments, Contingencies, and Guarantees
Commitments and Contingencies
The Company holds an investment in a real estate joint venture. In the normal course of business, the Company, on a joint and several basis with other unrelated insurance company shareholders, has committed to continue funding the operating deficits of this joint venture. Additionally, the Company and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016. The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders which provide liquidity to make its annual lease payments.
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments at March 31, 2010 that the Company could be required to pay under this guarantee are approximately $116 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts that guarantee minimum payments, primarily related to outsourced services, software and telecommunication services. Estimated future minimum payments under these contracts, which amounted to approximately $15 million at March 31, 2010, are $11 million in 2010, $3 million in 2011 and $1 million in 2012.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2010, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of March 31, 2010 and December 31, 2009, the Company has recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note K. Business Segments
The Company’s core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF’s Form 10-K. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted. All significant intrasegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes these financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or other-than-temporary impairment of investments that produce realized gains and losses.
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
The Company’s investment portfolio is monitored by management through analyses of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security. Such activities will produce realized gains and losses.
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended	CNA	CNA	Life & Group	Corporate & Other
March 31, 2010	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)
Revenues
Net earned premiums	$654	$816	$145	$1	$(1)	$1,615
Net investment income	147	218	175	50	—	590
Other revenues	52	18	4	2	—	76

Total operating revenues	853	1,052	324	53	(1)	2,281

Claims, benefits and expenses
Net incurred claims and benefits	402	602	281	21	—	1,306
Policyholders’ dividends	1	1	—	—	—	2
Amortization of deferred acquisition costs	155	183	4	—	—	342
Other insurance related expenses	47	107	51	2	(1)	206
Other expenses	44	17	6	35	—	102

Total claims, benefits and expenses	649	910	342	58	(1)	1,958

Operating income (loss) from continuing operations before income tax	204	142	(18)	(5)	—	323
Income tax (expense) benefit on operating income (loss)	(68)	(43)	19	2	—	(90)
Net operating income, after-tax, attributable to noncontrolling interests	(8)	(2)	—	—	—	(10)

Net operating income (loss) from continuing operations attributable to CNA	128	97	1	(3)	—	223

Net realized investment gains (losses), net of participating policyholders’ interests	13	21	(4)	4	—	34
Income tax expense on net realized investment gains (losses)	(4)	(7)	—	(1)	—	(12)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment gains (losses) attributable to CNA	9	14	(4)	3	—	22

Net income (loss) from continuing operations attributable to CNA	$137	$111	$(3)	$—	$—	$245

March 31, 2010
(In millions)
Reinsurance receivables	$1,084	$2,200	$1,602	$1,792	$—	$6,678
Insurance receivables	$626	$1,204	$10	$2	$—	$1,842
Deferred acquisition costs	$324	$335	$450	$—	$—	$1,109
Insurance reserves
Claim and claim adjustment expenses	$6,993	$12,980	$2,729	$3,857	$—	$26,559
Unearned premiums	1,534	1,599	150	2	(2)	3,283
Future policy benefits	—	—	8,090	—	—	8,090
Policyholders’ funds	11	10	156	—	—	177

Three months ended	CNA	CNA	Life & Group	Corporate & Other
March 31, 2009	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)
Revenues
Net earned premiums	$659	$863	$150	$1	$(1)	$1,672
Net investment income	85	143	159	33	—	420
Other revenues	55	15	6	2	—	78

Total operating revenues	799	1,021	315	36	(1)	2,170

Claims, benefits and expenses
Net incurred claims and benefits	395	614	305	21	—	1,335
Policyholders’ dividends	3	3	1	—	—	7
Amortization of deferred acquisition costs	148	195	6	—	—	349
Other insurance related expenses	41	94	46	1	(1)	181
Other expenses	49	16	6	30	—	101

Total claims, benefits and expenses	636	922	364	52	(1)	1,973

Operating income (loss) from continuing operations before income tax	163	99	(49)	(16)	—	197
Income tax (expense) benefit on operating income (loss)	(46)	(25)	27	7	—	(37)
Net operating income, after-tax, attributable to noncontrolling interests	(8)	(3)	—	—	—	(11)

Net operating income (loss) from continuing operations attributable to CNA	109	71	(22)	(9)	—	149

Net realized investment losses, net of participating policyholders’ interests	(109)	(186)	(190)	(47)	—	(532)
Income tax benefit on net realized investment losses	38	65	66	18	—	187
Net realized investment losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1

Net realized investment losses attributable to CNA	(71)	(120)	(124)	(29)	—	(344)

Net income (loss) from continuing operations attributable to CNA	$38	$(49)	$(146)	$(38)	$—	$(195)

December 31, 2009
(In millions)
Reinsurance receivables	$1,077	$2,234	$1,744	$1,877	$—	$6,932
Insurance receivables	$613	$1,234	$9	$2	$—	$1,858
Deferred acquisition costs	$318	$336	$454	$—	$—	$1,108
Insurance reserves
Claim and claim adjustment expenses	$6,922	$13,005	$2,883	$4,006	$—	$26,816
Unearned premiums	1,528	1,603	140	3	—	3,274
Future policy benefits	—	—	7,981	—	—	7,981
Policyholders’ funds	11	11	170	—	—	192

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Three months ended March 31	2010	2009
(In millions)
CNA Specialty
Professional & Management Liability	$631	$488
International	51	37
Surety	114	113
Warranty & Alternative Risks	70	52

CNA Specialty revenues	866	690

CNA Commercial
Commercial Insurance	713	525
Business Insurance	141	130
International	155	142
CNA Select Risk	64	38

CNA Commercial revenues	1,073	835

Life & Group Non-Core
Life & Annuity	64	24
Health	254	97
Other	2	4

Life & Group Non-Core revenues	320	125

Corporate & Other Non-Core revenues	57	(11)

Eliminations	(1)	(1)

Total revenues	$2,315	$1,638

Note L. IT Transformation
The Company has commenced a program involving several initiatives that are intended to significantly transform its Information Technology (IT) organization and delivery model. A key initiative is moving to a managed services model which involves outsourcing the Company’s infrastructure and application development functions to selected vendors that have proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of the Company’s businesses. The costs of the IT Transformation include estimated employee termination benefits, employee retention benefits, and legal, consulting and other vendor transition services costs. The Company anticipates that the total costs for the IT Transformation will be approximately $41 million, of which $25 million was incurred during the first quarter of 2010. The costs recognized in the first quarter include the majority of estimated employee termination benefits and consulting and legal costs primarily associated with the managed services initiative. Vendor transition service costs represent the largest cost going forward, and these costs will be recognized as the related services are provided. The Company anticipates the program will be completed by December 2011, with the majority of the remaining costs recognized during 2010.
The costs incurred to date are included in Total claims, benefits and expenses on the Condensed Consolidated Statements of Operations and have been allocated to the Company’s reportable segments in a manner consistent with the Company’s current allocation of IT expenses, which is primarily based on estimated consumption. The costs by reportable segment for the three months ended March 31, 2010 are as follows.
IT Transformation Costs by Segment

Three months ended March 31	2010
(In millions)
CNA Specialty	$5
CNA Commercial	11
Life & Group Non-Core	7
Corporate & Other Non-Core	2

Total IT Transformation Costs	$25

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2008 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q and Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2009.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K of the Condensed Consolidated Financial Statements included under Item 1. In evaluating the results of our CNA Specialty and CNA Commercial segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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

Three months ended March 31	2010	2009
(In millions)
Revenues
Net earned premiums	$1,615	$1,672
Net investment income	590	420
Other revenues	76	78

Total operating revenues	2,281	2,170

Claims, benefits and expenses
Net incurred claims and benefits	1,306	1,335
Policyholders’ dividends	2	7
Amortization of deferred acquisition costs	342	349
Other insurance related expenses	206	181
Other expenses	102	101

Total claims, benefits and expenses	1,958	1,973

Operating income from continuing operations before income tax	323	197
Income tax expense on operating income	(90)	(37)
Net operating income, after-tax, attributable to noncontrolling interests	(10)	(11)

Net operating income from continuing operations attributable to CNA	223	149

Net realized investment gains (losses), net of participating policyholders’ interests	34	(532)
Income tax (expense) benefit on net realized investment gains (losses)	(12)	187
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1

Net realized investment gains (losses) attributable to CNA	22	(344)

Income (loss) from continuing operations attributable to CNA	245	(195)

Income (loss) from discontinued operations attributable to CNA, net of income tax (expense) benefit of $0 and $0	—	—

Net income (loss) attributable to CNA	$245	$(195)

Net results improved $440 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was driven by significantly improved net realized investment results and increased net operating income.
Net realized investment results improved $366 million for the three months ended March 31, 2010 as compared with the same period in 2009. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income improved $74 million for the three months ended March 31, 2010 as compared with the same period in 2009. Net operating income improved $45 million for our core segments, CNA Specialty and CNA Commercial, and net operating results improved $29 million for our non-core segments. This overall improvement was primarily due to higher net investment income, partially offset by costs associated with our Information Technology (IT) Transformation as discussed below. Our core segments were also unfavorably impacted by higher catastrophe losses and decreased favorable net prior year development. Catastrophe losses were $26 million after-tax in the first quarter of 2010, as compared to catastrophe losses of $8 million after-tax in the first quarter of 2009. Our non-core segments were impacted by the favorable performance of investments supporting our pension deposit business and favorable reserve development arising from the commutation of an assumed reinsurance agreement, partially offset by unfavorable results in our long term care business.
As further discussed in Note L of the Condensed Consolidated Financial Statements included under Item 1, we have commenced a program to significantly transform our IT organization and delivery model. We anticipate that the total costs for this program will be approximately $41 million, of which $25 million was incurred during the first quarter of 2010. When the results of this program are fully operational, we anticipate significant annual savings based on our current annual level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support our business strategies.
Favorable net prior year development of $35 million and $56 million was recorded for the three months ended March 31, 2010 and 2009 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended March 31, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $57 million for the three months ended March 31, 2010 as compared with the same period in 2009, which includes a $47 million decrease related to CNA Commercial. See the Segment Results section of this MD&A for further discussion.
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
•	Insurance Reserves

•	Reinsurance

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Products

•	Payout Annuity Contracts

•	Pension and Postretirement Benefit Obligations

•	Legal Proceedings

•	Income Taxes
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
CNA SPECIALTY
The following table details the results of operations for CNA Specialty.
Results of Operations

Three months ended March 31	2010	2009
(In millions)
Net written premiums	$656	$672
Net earned premiums	654	659
Net investment income	147	85
Net operating income	128	109
Net realized investment gains (losses), after-tax	9	(71)
Net income	137	38

Ratios
Loss and loss adjustment expense	61.5%	60.0%
Expense	30.8	28.7
Dividend	0.2	0.4

Combined	92.5%	89.1%

Net written premiums for CNA Specialty decreased $16 million for the three months ended March 31, 2010 as compared with the same period in 2009. The decrease in net written premiums was driven by our architects & engineers, realtors and CNA HealthPro lines of business, as current economic and competitive market conditions have led to decreased insured exposures and lower rates. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $5 million as compared with the same period in 2009, consistent with the trend of lower net written premiums.
CNA Specialty’s average rate decreased 1% for the three months ended March 31, 2010 as compared to a decrease of 3% for the three months ended March 31, 2009 for the policies that renewed during those periods. Retention rates of 86% and 85% were achieved for those policies that were available for renewal in each period.
Net income improved $99 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income improved $19 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily due to higher net investment income, partially offset by increased expenses.
The combined ratio increased 3.4 points for the three months ended March 31, 2010 as compared with the same period in 2009. The loss ratio increased 1.5 points primarily due to decreased favorable net prior year development. The expense ratio increased 2.1 points, primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses increased primarily due to IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $29 million was recorded for the three months ended March 31, 2010, compared to favorable net prior year development of $34 million for the same period in 2009. Further information on CNA Specialty net prior year development for the three months ended March 31, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2010 and December 31, 2009 for CNA Specialty.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2010	December 31, 2009
Gross Case Reserves	$2,248	$2,208
Gross IBNR Reserves	4,745	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,993	$6,922

Net Case Reserves	$1,818	$1,781
Net IBNR Reserves	4,113	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,931	$5,866

CNA COMMERCIAL
The following table details the results of operations for CNA Commercial.
Results of Operations

Three months ended March 31
(In millions)	2010	2009
Net written premiums	$829	$920
Net earned premiums	816	863
Net investment income	218	143
Net operating income	97	71
Net realized investment gains (losses), after-tax	14	(120)
Net income (loss)	111	(49)

Ratios
Loss and loss adjustment expense	73.8%	71.1%
Expense	35.6	33.5
Dividend	0.1	0.4

Combined	109.5%	105.0%

Net written premiums for CNA Commercial decreased $91 million for the three months ended March 31, 2010 as compared with the same period in 2009. Premiums written were unfavorably impacted by decreased new business and lower retention as a result of competitive market conditions. Current economic conditions have also led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $47 million for the three months ended March 31, 2010 as compared with the same period in 2009, consistent with the trend of lower net written premiums.
CNA Commercial’s average rate increased 1% for the three months ended March 31, 2010, as compared to a decrease of 1% for the three months ended March 31, 2009 for policies that renewed in each period. Retention rates of 79% and 83% were achieved for those policies that were available for renewal in each period.
Net results improved $160 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income improved $26 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily driven by higher net investment income, partially offset by higher catastrophe losses.
The combined ratio increased 4.5 points for the three months ended March 31, 2010 as compared with the same period in 2009. The loss ratio increased 2.7 points primarily due to increased catastrophe losses, partially offset by the impact of an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $38 million, or 4.7 points of the loss ratio, for the three months ended March 31, 2010, as compared to $12 million, or 1.4 points of the loss ratio, for the same period in 2009. The 2009 accident year loss ratio excluding catastrophe losses for the three months ended March 31, 2009 was unfavorably impacted by several significant property losses.
The expense ratio increased 2.1 points for the three months ended March 31, 2010 as compared with the same period in 2009, primarily related to the lower net earned premium base. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $7 million was recorded for the three months ended March 31, 2010, compared to favorable net prior year development of $22 million for the same period in 2009. Further information on CNA Commercial net prior year development for the three months ended March 31, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2010 and December 31, 2009 for CNA Commercial.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2010	December 31, 2009
Gross Case Reserves	$6,635	$6,510
Gross IBNR Reserves	6,345	6,495

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,980	$13,005

Net Case Reserves	$5,398	$5,269
Net IBNR Reserves	5,468	5,580

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,866	$10,849

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Three months ended March 31
(In millions)	2010	2009
Net earned premiums	$145	$150
Net investment income	175	159
Net operating income (loss)	1	(22)
Net realized investment losses, after-tax	(4)	(124)
Net loss	(3)	(146)
Net earned premiums for Life & Group Non-Core decreased $5 million for the three months ended March 31, 2010 as compared with the same period in 2009. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss decreased by $143 million for the three months ended March 31, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, favorable performance on our remaining pension deposit business and favorable reserve development arising from a commutation of an assumed reinsurance agreement also contributed to the improvement. Partially offsetting these favorable impacts were unfavorable results in our long term care business.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we recorded an additional pretax liability in Policyholders’ Funds during 2008 based on the results of the investments supporting this business at that time. During the first quarter of 2009 we further increased this pretax liability by $13 million. During the first quarter of 2010, based on improved results from these investments, we decreased this pretax liability by $13 million.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including Asbestos and Environmental Pollution (A&E) and intrasegment eliminations.
Results of Operations

Three months ended March 31
(In millions)	2010	2009
Net investment income	$50	$33
Net operating loss	(3)	(9)
Net realized investment gains (losses), after-tax	3	(29)
Net income (loss)	—	(38)
Net results improved $38 million for the three months ended March 31, 2010 as compared with the same period in 2009 primarily due to improved net realized investment results and higher net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Unfavorable net prior year development of $1 million was recorded for the three months ended March 31, 2010. No net prior year development was recorded for the three months ended March 31, 2009. Further information on Corporate & Other Non-Core net prior year development for the three months ended March 31, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of March 31, 2010 and December 31, 2009 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2010	December 31, 2009
Gross Case Reserves	$1,479	$1,548
Gross IBNR Reserves	2,378	2,458

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,857	$4,006

Net Case Reserves	$952	$972
Net IBNR Reserves	1,457	1,515

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,409	$2,487

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2010	2009
Fixed maturity securities	$510	$475
Short term investments	6	10
Limited partnerships	72	(70)
Equity securities	10	14
Trading portfolio	4	—
Other	2	3

Gross investment income	604	432
Investment expense	(14)	(12)

Net investment income	$590	$420

Net investment income for the three months ended March 31, 2010 increased $170 million as compared with the same period in 2009. The increase was primarily driven by improved results from limited partnership investments. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.2% for the three months ended March 31, 2010 and 2009.
Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2010	2009
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$—	$(21)
Corporate and other taxable bonds	35	(173)
States, municipalities and political subdivisions – tax-exempt securities	(3)	37
Asset-backed securities	(5)	(192)
Redeemable preferred stock	—	(9)

Total fixed maturity securities	27	(358)

Equity securities	3	(216)
Derivative securities	—	31
Short term investments and other	4	11

Net realized investment gains (losses), net of participating policyholders’ interests	34	(532)
Income tax (expense) benefit on net realized investment gains (losses)	(12)	187
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1

Net realized investment gains (losses) attributable to CNA	$22	$(344)

Net realized investment results improved $366 million for the three months ended March 31, 2010 compared with the same period in 2009, driven by significantly lower other-than-temporary impairment (OTTI) losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note B of the Condensed Consolidated Financial Statements included under Item 1.
Our fixed maturity portfolio consists primarily of high quality bonds, 90% of which were rated as investment grade (rated BBB- or higher) at March 31, 2010 and December 31, 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (S&P), Moody’s Investors Service, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.
Fixed Maturity Ratings

	March 31,		December 31,
(In millions)	2010	%	2009	%
U.S. Government and Agencies	$3,799	10%	$3,705	10%
AAA rated	5,514	15	5,855	17
AA and A rated	13,655	36	12,464	35
BBB rated	10,976	29	10,122	28
Non-investment grade	3,767	10	3,466	10

Total	$37,711	100%	$35,612	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,859 million and $3,637 million at March 31, 2010 and December 31, 2009. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

Rating	March 31,
(In millions)	2010	%	December 31, 2009%
BB	$1,332	35%	$1,352	39%
B	1,223	33	1,255	36
CCC — C	1,082	29	761	22
D	130	3	98	3

Total	$3,767	100%	$3,466	100%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At March 31, 2010, $540 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, over 98% was within the tax-exempt bond segment.
At March 31, 2010 and December 31, 2009, approximately 99% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2010 was $181 million, which represents less than 0.5% of our total investment portfolio. These securities were in a net unrealized gain position of $8 million at March 31, 2010.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at March 31, 2010 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss
Due in one year or less	4%	3%
Due after one year through five years	23	13
Due after five years through ten years	32	33
Due after ten years	41	51

Total	100%	100%

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
The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral, if any, and accounts payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	March 31, 2010		December 31, 2009
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$10,830	11.0	$10,376	11.2
Other interest sensitive investments	29,855	4.4	29,665	4.0

Total Fair Value	$40,685	6.1	$40,041	5.8

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our 2009 Form 10-K.

Asset-Backed Exposure
Asset-Backed Distribution

March 31, 2010	Security Type
(In millions)	RMBS (a)	CMBS (b)	Other ABS (c)	Total
U.S. Government Agencies	$3,536	$34	$—	$3,570
AAA	1,416	284	610	2,310
AA	249	183	90	522
A	157	121	26	304
BBB	351	91	71	513
Non-investment grade and equity tranches	1,228	16	12	1,256

Total Fair Value	$6,937	$729	$809	$8,475

Total Amortized Cost	$7,303	$820	$811	$8,934

Sub-prime (included above)
Fair Value	$624	$—	$—	$624
Amortized Cost	$706	$—	$—	$706

Alt-A (included above)
Fair Value	$668	$—	$—	$668
Amortized Cost	$762	$—	$—	$762

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 64% were rated investment grade, while 82% of the Alt-A securities were rated investment grade. At March 31, 2010, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.
Pretax OTTI losses of $6 million for securities with sub-prime and Alt-A exposure were included in the $28 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.

Short Term Investments	March 31,	December 31,
(In millions)	2010	2009
Short term investments available-for-sale:
Commercial paper	$383	$185
U.S. Treasury securities	1,576	3,025
Money market funds	169	179
Other	356	560

Total short term investments	$2,484	$3,949

There was no cash collateral held related to securities lending at March 31, 2010 or December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the three months ended March 31, 2010, net cash provided by operating activities was $364 million as compared with $187 million for the same period in 2009. Cash provided by operating activities was favorably impacted by increased investment income receipts in the first quarter of 2010 as compared with the same period in 2009. Additionally, during the second quarter of 2009 we resumed the use of a trading portfolio for income enhancement purposes. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were increased by $99 million related to net activities of trading securities at March 31, 2010.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2010, net cash used by investing activities was $369 million as compared with $150 million for the same period in 2009. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the three months ended March 31, 2010, net cash used by financing activities was $38 million as compared with $26 million for the same period in 2009. Net cash used by financing activities in 2010 and 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred Stock to Loews Corporation.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

Accounting Standards Updates
For discussion of accounting standards updates that have been adopted or will be adopted in the future, see Note B of the Condensed Consolidated Financial Statements included under Item 1.
Proposed Clarification of the Definition of Deferred Acquisition Costs of Insurance Entities
In December 2009, the Financial Accounting Standards Board Emerging Issues Task Force (FASB EITF) issued a proposed Accounting Standards Update (ASU), which would limit the capitalization of costs incurred to acquire or renew insurance contracts to those that are directly related to successful contract acquisitions. In March 2010, the FASB EITF generally reaffirmed its consensus for exposure, but continues to discuss its proposal that the ASU be effective for reporting periods beginning after December 15, 2010. Final issuance is expected in June 2010. We have not quantified the impact of potential adoption, but expect that amounts capitalized under the proposed guidance would be less than under our current accounting practice.

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos and environmental pollution and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•
conditions in the capital and credit markets, including continuing uncertainty and instability in these markets, as well as the overall economy, and their impact on the returns, types, liquidity and valuation of our investments;

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

•
the effects of failures in the financial services industry, as well as irregularities in financial reporting and other corporate governance matters, on the markets for directors and officers and errors and omissions coverages, as well as on capital and credit markets;

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

•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves — Estimates and Uncertainties sections of our Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases;

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2010. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of March 31, 2010, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 6. Exhibits
(a) Exhibits

Description of Exhibit	Exhibit Number
Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: May 3, 2010	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer