Form 10-Q
period 2010-06-30
CNA FINANCIAL CORP
filed 2010-08-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, Par value $2.50	269,188,098

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2010	2009	2010	2009
Revenues
Net earned premiums	$1,608	$1,656	$3,223	$3,328
Net investment income	521	675	1,111	1,095
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(58)	(484)	(148)	(1,098)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	1	89	31	89

Net other-than-temporary impairment losses recognized in earnings	(57)	(395)	(117)	(1,009)
Other net realized investment gains	86	98	180	180

Net realized investment gains (losses), net of participating policyholders’ interests	29	(297)	63	(829)

Other revenues	75	62	151	140

Total revenues	2,233	2,096	4,548	3,734

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,147	1,294	2,455	2,636
Amortization of deferred acquisition costs	345	349	687	698
Other operating expenses	258	291	530	542
Interest	37	30	73	61

Total claims, benefits and expenses	1,787	1,964	3,745	3,937

Income (loss) from continuing operations before income tax	446	132	803	(203)
Income tax (expense) benefit	(145)	(12)	(247)	138

Income (loss) from continuing operations	301	120	556	(65)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $0, $0 and $0	1	(1)	1	(1)

Net income (loss)	302	119	557	(66)
Net (income) loss attributable to noncontrolling interests	(19)	(14)	(29)	(24)

Net income (loss) attributable to CNA	$283	$105	$528	$(90)

Income (Loss) Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA	$282	$106	$527	$(89)
Dividends on 2008 Senior Preferred	(25)	(32)	(50)	(63)

Income (loss) from continuing operations attributable to CNA common stockholders	257	74	477	(152)
Income (loss) from discontinued operations attributable to CNA common stockholders	1	(1)	1	(1)

Income (loss) attributable to CNA common stockholders	$258	$73	$478	$(153)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2010	2009	2010	2009
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA common stockholders	$0.96	$0.28	$1.77	$(0.56)
Income (loss) from discontinued operations attributable to CNA common stockholders	—	(0.01)	0.01	(0.01)

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.96	$0.27	$1.78	$(0.57)

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.1	269.0	269.1	269.0

Diluted	269.3	269.0	269.3	269.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$17	$(34)	$42	$(34)
Net unrealized gains on other investments	377	1,508	700	1,909

Net unrealized gains on investments	394	1,474	742	1,875
Net unrealized gains on discontinued operations and other	1	2	8	—
Foreign currency translation adjustment	17	79	7	71
Pension and postretirement benefits	2	1	3	3
Allocation to participating policyholders	(5)	(19)	(28)	(19)

Other comprehensive income, net of tax	409	1,537	732	1,930
Net income (loss)	302	119	557	(66)

Comprehensive income	711	1,656	1,289	1,864

Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	(8)	(6)	(14)	(11)
Pension and postretirement benefits attributable to noncontrolling interests	—	—	(3)	—

Other comprehensive (income) loss attributable to noncontrolling interests	(8)	(6)	(17)	(11)
Net (income) loss attributable to noncontrolling interests	(19)	(14)	(29)	(24)

Comprehensive (income) loss attributable to noncontrolling interests	(27)	(20)	(46)	(35)

Total comprehensive income attributable to CNA	$684	$1,636	$1,243	$1,829

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except share data)	2010	2009
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,410 and $35,602)	$37,565	$35,612
Equity securities at fair value (cost of $540 and $633)	549	644
Limited partnership investments	2,059	1,787
Other invested assets	1	4
Mortgage loans	14	—
Short term investments	3,040	3,949

Total investments	43,228	41,996
Cash	72	140
Reinsurance receivables (less allowance for uncollectible receivables of $348 and $351)	6,209	6,581
Insurance receivables (less allowance for doubtful accounts of $185 and $202)	1,707	1,656
Accrued investment income	419	416
Deferred acquisition costs	1,095	1,108
Deferred income taxes	846	1,333
Property and equipment at cost (less accumulated depreciation of $519 and $498)	340	360
Goodwill and other intangible assets	141	141
Other assets	1,170	1,144
Separate account business	447	423

Total assets	$55,674	$55,298

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$25,968	$26,816
Unearned premiums	3,303	3,274
Future policy benefits	8,217	7,981
Policyholders’ funds	172	192
Participating policyholders’ funds	61	56
Long term debt	2,254	2,303
Other liabilities	2,847	3,087
Separate account business	447	423

Total liabilities	43,269	44,132

Commitments and contingencies (Notes D, E, G, H, and J)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 10,000 shares issued and outstanding held by Loews Corporation)	1,000	1,000
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; and 269,085,821 and 269,026,759 shares outstanding)	683	683
Additional paid-in capital	2,200	2,177
Retained earnings	7,742	7,264
Accumulated other comprehensive income (loss)	390	(325)
Treasury stock (3,954,422 and 4,013,484 shares), at cost	(106)	(109)
Notes receivable for the issuance of common stock	(30)	(30)

Total CNA stockholders’ equity	11,879	10,660
Noncontrolling interests	526	506

Total equity	12,405	11,166

Total liabilities and equity	$55,674	$55,298

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$557	$(66)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(1)	1
Loss on disposal of property and equipment	—	8
Deferred income tax expense (benefit)	82	(59)
Trading portfolio activity	153	(142)
Net realized investment (gains) losses, net of participating policyholders’ interests	(63)	829
Equity method investees	14	(47)
Amortization of investments	(59)	(115)
Depreciation	41	42
Changes in:
Receivables, net	314	386
Accrued investment income	(9)	(27)
Deferred acquisition costs	13	(20)
Insurance reserves	(437)	(245)
Other assets	40	(124)
Other liabilities	(52)	(125)
Other, net	2	3

Total adjustments	38	365

Net cash flows provided by operating activities-continuing operations	$595	$299
Net cash flows used by operating activities-discontinued operations	$(14)	$(12)

Net cash flows provided by operating activities-total	$581	$287

Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(9,478)	$(12,402)
Proceeds from fixed maturity securities:
Sales	6,388	11,083
Maturities, calls and redemptions	1,866	1,723
Purchases of equity securities	(62)	(240)
Proceeds from sales of equity securities	128	440
Origination of mortgage loans	(14)	—
Change in short term investments	789	(895)
Change in other investments	(199)	102
Purchases of property and equipment	(23)	(33)
Dispositions	65	—
Other, net	3	(10)

Net cash flows used by investing activities-continuing operations	$(537)	$(232)
Net cash flows provided by investing activities-discontinued operations	$14	$12

Net cash flows used by investing activities-total	$(523)	$(220)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Six months ended June 30
(In millions)	2010	2009
Cash Flows from Financing Activities
Dividends paid to Loews Corporation for 2008 Senior Preferred	$(50)	$(63)
Principal payments on debt	(50)	—
Policyholders’ investment contract net deposits (withdrawals)	(6)	(8)
Stock options exercised	1	—
Other, net	(19)	12

Net cash flows used by financing activities-continuing operations	$(124)	$(59)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(124)	$(59)

Effect of foreign exchange rate changes on cash-continuing operations	(2)	5

Net change in cash	(68)	13

Cash, beginning of year	140	85

Cash, end of period	$72	$98

Cash-continuing operations	$72	$98
Cash-discontinued operations	—	—

Cash-total	$72	$98

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Six months ended June 30
(In millions)	2010	2009
Preferred Stock
Balance, beginning and end of period	$1,000	$1,250

Common Stock
Balance, beginning and end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,177	2,174
Stock-based compensation	—	1
Other	23	—

Balance, end of period	2,200	2,175

Retained Earnings
Balance, beginning of period	7,264	6,845
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance	—	122
Dividends paid to Loews Corporation for 2008 Senior Preferred	(50)	(63)
Net income (loss) attributable to CNA	528	(90)

Balance, end of period	7,742	6,814

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(325)	(3,924)
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance	—	(122)
Other comprehensive income attributable to CNA	715	1,919

Balance, end of period	390	(2,127)

Treasury Stock
Balance, beginning of period	(109)	(109)
Stock-based compensation	3	—

Balance, end of period	(106)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(30)	(42)
Decrease in notes receivable for the issuance of common stock	—	12

Balance, end of period	(30)	(30)

Total CNA Stockholders’ Equity	11,879	8,656

Noncontrolling Interests
Balance, beginning of period	506	420
Net income	29	24
Other comprehensive income	17	11
Other	(26)	—

Balance, end of period	526	455

Total Equity	$12,405	$9,111

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of June 30, 2010. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2010.
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
The interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
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
In March 2010, the FASB issued updated accounting guidance which amends the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in synthetic collateralized debt and loan obligations, are considered embedded derivatives subject to potential bifurcation. The updated accounting guidance is effective for the first quarter beginning after June 15, 2010. The adoption of this updated accounting guidance is not expected to have a material impact on the Company’s financial condition or results of operations.
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
For the three and six months ended June 30, 2010, approximately 245 thousand and 193 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1.2 million and 1.4 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three months ended June 30, 2009, approximately 20 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For that same period, approximately 2 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. For the six months ended June 30, 2009, as a result of the net loss, none of the 2.1 million potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive.
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly.

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities	$519	$487	$1,029	$962
Short term investments	5	11	11	21
Limited partnerships	(4)	165	68	95
Equity securities	9	14	19	28
Trading portfolio (a)	2	8	6	8
Other	3	1	5	4

Gross investment income	534	686	1,138	1,118
Investment expense	(13)	(11)	(27)	(23)

Net investment income	$521	$675	$1,111	$1,095

(a)
There were no net unrealized gains (losses) on trading securities still held included in net investment income for the three and six months ended June 30, 2010. The net unrealized gains on trading securities still held included in net investment income was $1 million for the three and six months ended June 30, 2009.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$133	$100	$231	$204
Gross realized losses	(67)	(492)	(138)	(954)

Net realized investment gains (losses) on fixed maturity securities	66	(392)	93	(750)

Equity securities:
Gross realized gains	—	73	4	77
Gross realized losses	(28)	(9)	(29)	(229)

Net realized investment gains (losses) on equity securities	(28)	64	(25)	(152)

Derivatives	—	33	—	64
Short term investments and other	(9)	(2)	(5)	9

Net realized investment gains (losses), net of participating policyholders’ interests	$29	$(297)	$63	$(829)

The components of net OTTI losses recognized in earnings by asset type are summarized in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities available-for-sale:

Asset-backed securities:
Residential mortgage-backed securities	$11	$119	$37	$268
Commercial mortgage-backed securities	—	165	2	181
Other asset-backed securities	2	—	2	31

Total asset-backed securities	13	284	41	480

States, municipalities and political subdivisions securities	6	15	20	15
Corporate and other bonds	24	94	42	284
Redeemable preferred stock	—	—	—	9

Total fixed maturity securities available-for-sale	43	393	103	788

Equity securities available-for-sale:
Common stock	5	1	5	4
Preferred stock	9	1	9	217

Total equity securities available-for-sale	14	2	14	221

Net OTTI losses recognized in earnings	$57	$395	$117	$1,009

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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
June 30, 2010	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
(In millions)	Cost	Gains	12 Months	or Greater	Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$146	$19	$—	$—	$165	$—

Asset-backed securities:
Residential mortgage-backed securities	6,526	133	11	326	6,322	252
Commercial mortgage-backed securities	1,052	18	2	77	991	—
Other asset-backed securities	733	17	—	17	733	—

Total asset-backed securities	8,311	168	13	420	8,046	252

States, municipalities and political subdivisions securities	7,617	274	20	292	7,579	—
Foreign government securities	577	15	1	—	591	—
Corporate and other bonds	19,705	1,591	46	123	21,127	26
Redeemable preferred stock	48	4	—	1	51	—

Total fixed maturity securities available-for-sale	36,404	2,071	80	836	37,559	$278

Total fixed maturity securities trading	6	—	—	—	6

Equity securities available-for-sale:
Common stock	77	12	1	—	88
Preferred stock	463	42	2	42	461

Total equity securities available-for-sale	540	54	3	42	549

Total	$36,950	$2,125	$83	$878	$38,114

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
December 31, 2009	Amortized	Unrealized	Less than	12 Months	Fair	OTTI
(In millions)	Cost	Gains	12 Months	or Greater	Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$184	$16	$1	$—	$199	$—

Asset-backed securities:
Residential mortgage-backed securities	7,469	72	43	561	6,937	246
Commercial mortgage-backed securities	709	10	1	134	584	3
Other asset-backed securities	858	14	1	39	832	—

Total asset-backed securities	9,036	96	45	734	8,353	249

States, municipalities and political subdivisions securities	7,280	203	30	329	7,124	—
Foreign government securities	467	14	1	1	479	—
Corporate and other bonds	18,410	1,107	44	244	19,229	26
Redeemable preferred stock	51	4	—	1	54	—

Total fixed maturity securities available-for-sale	35,428	1,440	121	1,309	35,438	$275

Total fixed maturity securities trading	174	—	—	—	174

Equity securities available-for-sale:
Common stock	61	14	1	1	73
Preferred stock	572	40	—	41	571

Total equity securities available-for-sale	633	54	1	42	644

Total	$36,235	$1,494	$122	$1,351	$36,256

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of Accumulated other comprehensive income (AOCI) into earnings was $39 million and $71 million for the three and six months ended June 30, 2010. The amount of pretax net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $328 million for the three months ended June 30, 2009.
Activity for the three months and six months ended June 30, 2010 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at June 30, 2010 was as follows.

	Three Months	Six Months
	ended	ended
(In millions)	June 30, 2010	June 30, 2010
Beginning balance of credit losses on fixed maturity securities	$171	$164

Additional credit losses for which an OTTI loss was previously recognized	11	22
Credit losses for which an OTTI loss was not previously recognized	3	8
Reductions for securities sold during the period	(14)	(23)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—

Ending balance of credit losses on fixed maturity securities	$171	$171

Activity for the three months ended June 30, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at June 30, 2009 was as follows.

Three Months
ended
(In millions)	June 30, 2009
Beginning balance of credit losses on fixed maturity securities	$192

Additional credit losses for which an OTTI loss was previously recognized	21
Credit losses for which an OTTI loss was not previously recognized	84
Reductions for securities sold during the period	(36)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(49)

Ending balance of credit losses on fixed maturity securities	$212

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the June 30, 2010 Summary of Fixed Maturity and Equity Securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
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
Asset-Backed Securities
The fair value of total asset-backed holdings at June 30, 2010 was $8,046 million which was comprised of 2,133 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 175 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 232 structured securities in a gross unrealized loss position. In addition, there were 34 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 10% of amortized cost.
Commercial mortgage-backed securities include 42 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 13% of amortized cost.
Other asset-backed securities include 19 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 9% of amortized cost.

The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at June 30, 2010.
Gross Unrealized Losses by Ratings Distribution
June 30, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses
U.S. Government Agencies	$47	$42	$5
AAA	1,697	1,571	126
AA	411	371	40
A	324	270	54
BBB	342	311	31
Non-investment grade and equity tranches	1,245	1,068	177

Total	$4,066	$3,633	$433

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of amortized cost and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2010.
States, Municipalities and Political Subdivisions Securities
The holdings in this portfolio consist of both tax-exempt and taxable special revenue and assessment bonds, representing 73% of the overall portfolio, followed by general obligation political subdivision bonds at 19% and state general obligation bonds at 8%.
The unrealized losses on the Company’s investments in this portfolio are due to market conditions in certain sectors or states that continued to lag behind the broader municipal market performance. Yields for certain issuers and types of securities, such as zero coupon bonds, auction rate securities and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on other fixed income alternatives. The holdings for all securities in this category include 240 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 12% of amortized cost.
The following table summarizes the ratings distribution of states, municipalities and political subdivisions securities in a gross unrealized loss position at June 30, 2010.
Gross Unrealized Losses by Ratings Distribution
June 30, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses
AAA	$868	$819	$49
AA	708	588	120
A	438	416	22
BBB	481	362	119
Non-investment grade	22	20	2

Total	$2,517	$2,205	$312

The largest exposures at June 30, 2010 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $110 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $85 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2010.
Corporate and Other Bonds
The holdings in this category include 278 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 6% of amortized cost.
The following table summarizes corporate and other bonds in a gross unrealized loss position by ratings distribution at June 30, 2010.
Gross Unrealized Losses by Ratings Distribution
June 30, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
Rating	Cost	Fair Value	Losses
AAA	$36	$33	$3
AA	149	148	1
A	745	714	31
BBB	1,243	1,153	90
Non-investment grade	761	717	44

Total	$2,934	$2,765	$169

The unrealized losses on corporate and other bonds, primarily in the financial sector of the portfolio, are attributable to the lingering impacts of the U.S. and European financial crisis over the past several years. Overall conditions in the corporate bond market have generally continued to improve during 2010, resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2010.
The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The data in the table above includes financial industry sector hybrid debt securities with an aggregate fair value of $496 million and an aggregate amortized cost of $561 million.

Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	June 30, 2010		December 31, 2009
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Due in one year or less	$2,096	$2,056	$1,240	$1,219
Due after one year through five years	11,391	11,817	10,046	10,244
Due after five years through ten years	9,106	9,423	10,646	10,538
Due after ten years	13,811	14,263	13,496	13,437

Total	$36,404	$37,559	$35,428	$35,438

Investment Commitments
As of June 30, 2010, the Company had committed approximately $237 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of June 30, 2010, the Company had commitments to purchase $256 million and sell $104 million of such investments.
Mortgage Loans
Mortgage loans are carried at unpaid principal balance, net of unamortized fees and any valuation allowance. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. As of June 30, 2010, there was no valuation allowance for mortgage loans.
Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.

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

The tables below summarize open CDS contracts where the Company sold credit protection as of June 30, 2010 and December 31, 2009. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

	Fair Value of	Maximum Amount of	Weighted
June 30, 2010	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
B-rated	$1	$8	2.6

Total	$1	$8	2.6

Credit Ratings of Underlying Reference Obligations

	Fair Value of	Maximum Amount of	Weighted
December 31, 2009	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
B-rated	$—	$8	3.1

Total	$—	$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $1 million and $7 million at June 30, 2010 and December 31, 2009. The fair value of cash collateral received from counterparties was $1 million at June 30, 2010 and December 31, 2009.
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

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Without hedge designation
Interest rate swaps	$—	$40	$—	$61
Credit default swaps – purchased protection	—	(26)	—	(35)
Credit default swaps – sold protection	—	8	—	2
Total return swaps	—	(2)	—	(2)
Futures sold, not yet purchased	—	9	—	23
Options written	—	4	—	15

Total without hedge designation	—	33	—	64

Trading activities
Futures sold, not yet purchased	4	(1)	1	(1)

Total	$4	$32	$1	$63

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
Derivative Financial Instruments

	Contractual/
June 30, 2010	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$35	$—	$(3)
Credit default swaps – sold protection	8	1	—
Currency forwards	3	—	—
Equity warrants	5	—	—

Total without hedge designation	51	1	(3)

Trading activities
Futures sold, not yet purchased	—	—	—

Total	$51	$1	$(3)

Derivative Financial Instruments

	Contractual/
December 31, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$116	$—	$(11)
Credit default swaps – sold protection	8	—	—
Equity warrants	2	—	—

Total without hedge designation	126	—	(11)

Trading activities
Futures sold, not yet purchased	132	—	—

Total	$258	$—	$(11)

During the three and six months ended June 30, 2010, new derivative transactions entered into totaled approximately $1.0 billion and $1.2 billion in notional value while derivative termination activity totaled approximately $1.1 billion and $1.4 billion. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. During the three and six months ended June 30, 2009, new derivative transactions entered into totaled approximately $4.5 billion and $10.6 billion in notional value while derivative termination activity totaled approximately $5.2 billion and $11.1 billion. This activity was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
June 30, 2010				Assets/(Liabilities)
(In millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$96	$69	$—	$165

Asset-backed securities:
Residential mortgage-backed securities	—	5,663	659	6,322
Commercial mortgage-backed securities	—	896	95	991
Other asset-backed securities	—	427	306	733

Total asset-backed securities	—	6,986	1,060	8,046

States, municipalities and political subdivisions securities	—	7,040	539	7,579
Foreign government securities	92	499	—	591
Corporate and other bonds	—	20,415	718	21,133
Redeemable preferred stock	3	47	1	51

Total fixed maturity securities	191	35,056	2,318	37,565

Equity securities	415	130	4	549
Derivative financial instruments, included in Other invested assets	—	—	1	1
Short term investments	1,621	1,408	11	3,040
Life settlement contracts, included in Other assets	—	—	134	134
Discontinued operations investments, included in Other assets	8	124	—	132
Separate account business	32	378	37	447

Total assets	$2,267	$37,096	$2,505	$41,868

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(3)	$(3)

Total liabilities	$—	$—	$(3)	$(3)

				Total
December 31, 2009				Assets/(Liabilities)
(In millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$247	$54	$—	$301

Asset-backed securities:
Residential mortgage-backed securities	—	6,308	629	6,937
Commercial mortgage-backed securities	—	461	123	584
Other asset-backed securities	—	484	348	832

Total asset-backed securities	—	7,253	1,100	8,353

States, municipalities and political subdivisions securities	—	6,424	756	7,180
Foreign government securities	139	340	—	479
Corporate and other bonds	—	18,636	609	19,245
Redeemable preferred stock	3	49	2	54

Total fixed maturity securities	389	32,756	2,467	35,612

Equity securities	503	130	11	644
Short term investments	3,552	397	—	3,949
Life settlement contracts, included in Other assets	—	—	130	130
Discontinued operations investments, included in Other liabilities	19	106	16	141
Separate account business	43	342	38	423

Total assets	$4,506	$33,731	$2,662	$40,899

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(11)	$(11)

Total liabilities	$—	$—	$(11)	$(11)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009.

		Net realized
		investment
		gains (losses)	Net change in					Unrealized gains
		and net	unrealized					(losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	included in	sales,				held at
		(depreciation)	other	issuances	Transfers	Transfers		June 30, 2010
Level 3	Balance at	included in	comprehensive	and	into	out of	Balance at	recognized in
(In millions)	April 1, 2010	net income*	income	settlements	Level 3	Level 3	June 30, 2010	net income*
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$679	$2	$3	$13	$—	$(38)	$659	$—
Commercial mortgage-backed securities	112	—	2	11	—	(30)	95	—
Other asset-backed securities	368	—	1	(18)	—	(45)	306	(2)

Total asset-backed securities	1,159	2	6	6	—	(113)	1,060	(2)

States, municipalities and political subdivisions securities	737	—	4	(202)	—	—	539	—
Corporate and other bonds	684	7	9	53	14	(49)	718	(3)
Redeemable preferred stock	4	6	(2)	(7)	—	—	1	—

Total fixed maturity securities	2,584	15	17	(150)	14	(162)	2,318	(5)

Equity securities	8	(1)	—	(1)	—	(2)	4	(1)
Derivative financial instruments, net	(4)	(1)	—	3	—	—	(2)	—
Short term investments	1	—	—	10	—	—	11	—
Life settlement contracts	131	7	—	(4)	—	—	134	5
Discontinued operations investments	15	—	—	—	—	(15)	—	—
Separate account business	40	—	—	(3)	—	—	37	—

Total	$2,775	$20	$17	$(145)	$14	$(179)	$2,502	$(1)

		Net realized
		investment
		gains (losses)						Unrealized
		and net	Net change in					gains (losses) on
		change in	unrealized					Level 3 assets
		unrealized	appreciation	Purchases,				and liabilities
		appreciation	(depreciation)	sales,				held at
		(depreciation)	included in other	issuances	Transfers	Transfers		June 30, 2009
Level 3	Balance at	included in	comprehensive	and	into	out of	Balance at	recognized in
(In millions)	April 1, 2009	net income*	income	settlements	Level 3	Level 3	June 30, 2009	net income*
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$743	$(6)	$35	$(25)	$71	$(10)	$808	$(5)
Commercial mortgage-backed securities	158	(155)	155	(9)	26	—	175	(155)
Other asset-backed securities	252	—	10	(2)	—	(119)	141	—

Total asset-backed securities	1,153	(161)	200	(36)	97	(129)	1,124	(160)

States, municipalities and political subdivisions securities	784	—	18	(17)	—	—	785	—
Corporate and other bonds	809	—	47	(137)	16	(5)	730	(1)
Redeemable preferred stock	19	—	—	—	—	(18)	1	—

Total fixed maturity securities	2,765	(161)	265	(190)	113	(152)	2,640	(161)

Equity securities	210	—	(1)	—	—	—	209	—
Derivative financial instruments, net	(63)	19	—	34	—	—	(10)	(11)
Life settlement contracts	127	5	—	(6)	—	—	126	—
Discontinued operations investments	13	—	1	(1)	—	—	13	—
Separate account business	38	—	3	(3)	—	—	38	—

Total	$3,090	$(137)	$268	$(166)	$113	$(152)	$3,016	$(172)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009.

		Net realized
		investment
		gains (losses)	Net change in					Unrealized gains
		and net	unrealized					(losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	included in	sales,				held at
		(depreciation)	other	issuances	Transfers	Transfers		June 30, 2010
Level 3	Balance at	included in	comprehensive	and	into	out of	Balance at	recognized in
(In millions)	January 1, 2010	net income*	income	settlements	Level 3	Level 3	June 30, 2010	net income*
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$629	$(8)	$29	$55	$—	$(46)	$659	$(10)
Commercial mortgage-backed securities	123	(1)	(2)	6	7	(38)	95	(1)
Other asset-backed securities	348	4	22	(23)	—	(45)	306	(2)

Total asset-backed securities	1,100	(5)	49	38	7	(129)	1,060	(13)

States, municipalities and political subdivisions securities	756	—	6	(223)	—	—	539	—
Corporate and other bonds	609	9	38	112	23	(73)	718	(4)
Redeemable preferred stock	2	6	—	(7)	—	—	1	—

Total fixed maturity securities	2,467	10	93	(80)	30	(202)	2,318	(17)

Equity securities	11	(1)	—	(1)	2	(7)	4	(1)
Derivative financial instruments, net	(11)	(1)	—	10	—	—	(2)	—
Short term investments	—	—	—	10	1	—	11	—
Life settlement contracts	130	17	—	(13)	—	—	134	7
Discontinued operations investments	16	—	1	(2)	—	(15)	—	—
Separate account business	38	—	—	(1)	—	—	37	—

Total	$2,651	$25	$94	$(77)	$33	$(224)	$2,502	$(11)

		Net realized
		investment
		gains (losses)						Unrealized
		and net	Net change in					gains (losses) on
		change in	unrealized					Level 3 assets
		unrealized	appreciation	Purchases,				and liabilities
		appreciation	(depreciation)	sales,				held at
	Balance at	(depreciation)	included in other	issuances	Transfers	Transfers		June 30, 2009
Level 3	January 1,	included in	comprehensive	and	into	out of	Balance at	recognized in
(In millions)	2009	net loss*	income	settlements	Level 3	Level 3	June 30, 2009	net loss*
Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(23)	$36	$(48)	$71	$(10)	$808	$(12)
Commercial mortgage-backed securities	186	(165)	142	(14)	26	—	175	(165)
Other asset-backed securities	139	(30)	40	(42)	153	(119)	141	(31)

Total asset-backed securities	1,107	(218)	218	(104)	250	(129)	1,124	(208)

States, municipalities and political subdivisions securities	750	—	55	(20)	—	—	785	—
Foreign government securities	6	—	—	—	—	(6)	—	—
Corporate and other bonds	616	(5)	46	67	18	(12)	730	(7)
Redeemable preferred stock	13	(9)	8	7	—	(18)	1	(9)

Total fixed maturity securities	2,492	(232)	327	(50)	268	(165)	2,640	(224)

Equity securities	210	—	(1)	—	—	—	209	—
Derivative financial instruments, net	(87)	25	—	52	—	—	(10)	(15)
Life settlement contracts	129	16	—	(19)	—	—	126	2
Discontinued operations investments	15	—	—	(2)	—	—	13	—
Separate account business	38	—	4	(4)	—	—	38	—

Total	$2,797	$(191)	$330	$(23)	$268	$(165)	$3,016	$(237)

*	Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statement of Operations Line Items

Fixed maturity securities available-for-sale	Net realized investment gains (losses)

Fixed maturity securities trading	Net investment income

Equity securities	Net realized investment gains (losses)

Derivative financial instruments held in a trading portfolio	Net investment income

Derivative financial instruments, other	Net realized investment gains (losses)

Life settlement contracts	Other revenues
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
Fixed Maturity Securities
Level 1 securities include highly liquid government bonds within the U.S. Treasury securities category and securities issued by foreign governments for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Securities within Level 2 include certain corporate bonds, states, municipalities and political subdivisions securities, foreign provincial and local government bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. These securities include certain corporate bonds, asset-backed securities, states, municipalities and political subdivisions securities and redeemable preferred stock. Within corporate bonds and states, municipalities and political subdivisions securities, Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.
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

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value
Financial assets
Notes receivable for the issuance of common stock	$30	$29	$30	$29
Mortgage loans	14	14	—	—

Financial liabilities
Premium deposits and annuity contracts	$101	$103	$105	$106
Long term debt	2,254	2,341	2,303	2,290
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair values of notes receivable for the issuance of common stock were estimated using discounted cash flows utilizing interest rates currently offered for obligations securitized with similar collateral.
The fair value of mortgage loans is based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $48 million and $88 million for the three and six months ended June 30, 2010 for events occurring in those periods. Catastrophe losses in 2010 related primarily to wind, thunderstorms and winter storms. The Company reported catastrophe losses, net of reinsurance, of $43 million and $56 million for the three and six months ended June 30, 2009 for events occurring in those periods. There can be no assurance that the Company’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&E) reserves.
A&E Reserves
The Company’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.
The following table provides data related to the Company’s A&E claim and claim adjustment expense reserves managed by its centralized A&E claims group.
A&E Reserves

	June 30, 2010		December 31, 2009
		Environmental		Environmental
(In millions)	Asbestos	Pollution	Asbestos	Pollution
Gross reserves	$1,937	$412	$2,046	$482
Ceded reserves	(875)	(174)	(909)	(196)

Net reserves	$1,062	$238	$1,137	$286

In connection with the pending transaction related to A&E reinsurance discussed in Note M, the Company is also ceding A&E liabilities reflected within the carried reserves of certain assumed reinsurance run-off books of business not managed by the centralized A&E claims group. As of December 31, 2009 there were approximately $68 million of net A&E claim and claim adjustment expense reserves within these assumed reinsurance run-off books of business. Additionally, the Company had approximately $90 million of net undiscounted A&E reserves within its discontinued operations, which are included in Other liabilities on the Condensed Consolidated Balance Sheet on a discounted basis of $61 million. The A&E liabilities in the table above along with these A&E liabilities will be ceded under the A&E reinsurance transaction.
Asbestos
The table below provides a reconciliation between the Company’s beginning and ending net reserves for asbestos.
Asbestos Reserves

Six months ended June 30
(In millions)	2010	2009
Beginning net reserves	$1,137	$1,202
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	—	—
Paid claims, net of reinsurance recoveries	(75)	(89)

Ending net reserves	$1,062	$1,113

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
Certain asbestos claim litigation in which the Company is currently engaged is described below:
A.P. Green: In February 2003, the Company announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, the Company is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval in August 2003. The debtor’s plan of reorganization includes an injunction to protect the Company from any future claims. The bankruptcy court issued an opinion in September 2007 recommending confirmation of that plan. In July 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued in May 2009. On June 15, 2010, the Court of Appeals entered an order to list the case for rehearing. No date has been set for rehearing.
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

Environmental Pollution
The table below provides a reconciliation between the Company’s beginning and ending net reserves for environmental pollution.
Environmental Pollution Reserves

Six months ended June 30
(In millions)	2010	2009
Beginning net reserves	$286	$262
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	—	—
Paid claims, net of reinsurance recoveries	(48)	(22)

Ending net reserves	$238	$240

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core. Favorable net prior year development of $17 million and $26 million was recorded in the Life & Group Non-Core segment for the three and six months ended June 30, 2010. Development in 2010 included favorable reserve development of $24 million arising from a commutation of an assumed reinsurance agreement in the first quarter of 2010. For the three and six months ended June 30, 2009 for the Life & Group Non-Core segment, favorable net prior year development of $5 million and unfavorable net prior year development of $6 million were recorded.

Three Month Comparison
Net Prior Year Development
Three months ended June 30, 2010

			Corporate &
	CNA	CNA	Other Non-
(In millions)	Specialty	Commercial	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(125)	$(175)	$1	$(299)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(125)	(175)	1	(299)

Pretax (favorable) unfavorable premium development	1	35	(2)	34

Total pretax (favorable) unfavorable net prior year development	$(124)	$(140)	$(1)	$(265)

Net Prior Year Development
Three months ended June 30, 2009

			Corporate &
	CNA	CNA	Other Non-
(In millions)	Specialty	Commercial	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(35)	$(85)	$4	$(116)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(35)	(85)	4	(116)

Pretax (favorable) unfavorable premium development	2	56	(2)	56

Total pretax (favorable) unfavorable net prior year development	$(33)	$(29)	$2	$(60)

2010 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability coverages, as discussed below.
Approximately $51 million of favorable claim and allocated claim adjustment expense reserve development was recorded for medical professional liability coverages due to favorable incurred emergence, primarily in accident years 2007 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $33 million was recorded for financial institutions and life agents coverages due to reduced frequency of large claims and favorable ceded recoveries, primarily in accident years 2007 and prior. Favorable development of $18 million was recorded in architects and engineers coverages due to favorable incurred emergence and claims closing favorable to expectations, primarily in accident years 2007 and prior.
CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in property, auto and international coverages, as discussed below.
Approximately $98 million of favorable claim and allocated claim adjustment expense reserve development was recorded for property coverages. Favorable development of $53 million was recorded in catastrophe coverages due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable claim and allocated claim adjustment expense reserve development of approximately $45 million was recorded for non-catastrophe related property coverages, primarily due to decreased severity in accident years 2009 and prior.
Approximately $61 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity trends in commercial auto coverages in accident years 2009 and prior.
Approximately $35 million of favorable claim and allocated claim adjustment expense reserve development was recorded in international commercial coverages. Approximately $21 million of favorable development was recorded due to decreased frequency across several lines within an affiliate, primarily in accident years 2008 and prior. The remaining favorable development was primarily due to a commutation within the Company’s European operations’ book of renewable energy business.
Approximately $32 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased claim frequency in a portion of our primary casualty surplus lines book in accident years 2008 and 2009.
Approximately $35 million of unfavorable premium development was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

2009 Net Prior Year Development
CNA Specialty
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
CNA Commercial
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

Six Month Comparison
Net Prior Year Development
Six months ended June 30, 2010

			Corporate &
	CNA	CNA	Other Non-
(In millions)	Specialty	Commercial	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(150)	$(203)	$3	$(350)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(150)	(203)	3	(350)

Pretax (favorable) unfavorable premium development	(3)	56	(3)	50

Total pretax (favorable) unfavorable net prior year development	$(153)	$(147)	$—	$(300)

Net Prior Year Development
Six months ended June 30, 2009

			Corporate &
	CNA	CNA	Other Non-
(In millions)	Specialty	Commercial	Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&E)	$(64)	$(127)	$5	$(186)
A&E	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(64)	(127)	5	(186)

Pretax (favorable) unfavorable premium development	(3)	76	(3)	70

Total pretax (favorable) unfavorable net prior year development	$(67)	$(51)	$2	$(116)

2010 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability coverages, as discussed below.
Approximately $52 million of favorable claim and allocated claim adjustment expense reserve development was recorded for medical professional liability coverages primarily due to favorable incurred emergence, primarily in accident years 2007 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $68 million was recorded for financial institutions, commercial governance and life agents coverages due to reduced frequency of large claims and favorable ceded recoveries, primarily in accident years 2007 and prior. Favorable development of $28 million was recorded in architects and engineers coverages due to favorable incurred emergence and claims closing favorable to expectations, primarily in accident years 2007 and prior. This favorability was partially offset by unfavorable development of approximately $28 million in employee practices liability driven by higher unemployment, primarily in accident years 2008 and 2009.
CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in property, auto and international casualty coverages, as discussed below.
Approximately $116 million of favorable claim and allocated claim adjustment expense reserve development was recorded for property coverages. Favorable development of $53 million was recorded in catastrophe coverages due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable claim and allocated claim adjustment expense reserve development of approximately $63 million was recorded for non-catastrophe related property coverages, primarily due to decreased severity in accident years 2009 and prior.
Approximately $61 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity trends in commercial auto coverages in accident years 2009 and prior.
Approximately $47 million of favorable claim and allocated claim adjustment expense reserve development was recorded in international commercial coverages. Approximately $25 million of favorable development was recorded due to decreased frequency across several lines within an affiliate, primarily in accident years 2008 and prior. The remaining favorable development was primarily due to a commutation within the Company’s European operations’ book of renewable energy business.
Approximately $32 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased claim frequency in a portion of our primary casualty surplus lines book in accident years 2008 and 2009.
Approximately $56 million of unfavorable premium development was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

2009 Net Prior Year Development
CNA Specialty
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
CNA Commercial
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
A&E Reserves
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
Note I. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Pension cost
Service cost	$4	$3	$8	$8
Interest cost on projected benefit obligation	36	39	74	77
Expected return on plan assets	(40)	(36)	(81)	(72)
Actuarial loss amortization	6	6	12	12

Net periodic pension cost	$6	$12	$13	$25

Postretirement benefit
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	2	4	4
Prior service cost amortization	(4)	(4)	(8)	(8)
Actuarial loss amortization	1	—	1	—

Net periodic postretirement benefit	$(1)	$(2)	$(2)	$(3)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments at June 30, 2010 that the Company could be required to pay under this guarantee are approximately $109 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts that guarantee minimum payments, primarily related to outsourced services, software and telecommunication services. Estimated future minimum payments under these contracts, which amounted to approximately $14 million at June 30, 2010, are $10 million in 2010, $3 million in 2011 and $1 million in 2012.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2010, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of June 30, 2010 and December 31, 2009, the Company has recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

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
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes these financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions related to the sale or OTTI of investments that produce realized gains and losses.
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
The Company’s investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security. Such activities will produce realized gains and losses.
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
June 30, 2010	CNA	CNA	Life & Group	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$665	$797	$146	$1	$(1)	$1,608
Net investment income	125	181	174	41	—	521
Other revenues	53	16	2	4	—	75

Total operating revenues	843	994	322	46	(1)	2,204

Claims, benefits and expenses
Net incurred claims and benefits	320	484	314	19	—	1,137
Policyholders’ dividends	3	6	1	—	—	10
Amortization of deferred acquisition costs	154	186	5	—	—	345
Other insurance related expenses	47	107	45	(1)	(1)	197
Other expenses	50	11	—	37	—	98

Total claims, benefits and expenses	574	794	365	55	(1)	1,787

Operating income (loss) from continuing operations before income tax	269	200	(43)	(9)	—	417
Income tax (expense) benefit on operating income (loss)	(90)	(68)	25	4	—	(129)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(11)	(8)	—	—	—	(19)

Net operating income (loss) from continuing operations attributable to CNA	168	124	(18)	(5)	—	269

Net realized investment gains (losses), net of participating policyholders’ interests	32	(13)	(1)	11	—	29
Income tax (expense) benefit on net realized investment gains (losses)	(11)	(1)	—	(4)	—	(16)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment gains (losses) attributable to CNA	21	(14)	(1)	7	—	13

Net income (loss) from continuing operations attributable to CNA	$189	$110	$(19)	$2	$—	$282

Three months ended
June 30, 2009	CNA	CNA	Life & Group	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$668	$837	$148	$4	$(1)	$1,656
Net investment income	157	283	168	67	—	675
Other revenues	45	19	(1)	(1)	—	62

Total operating revenues	870	1,139	315	70	(1)	2,393

Claims, benefits and expenses
Net incurred claims and benefits	404	596	269	23	—	1,292
Policyholders’ dividends	3	(1)	—	—	—	2
Amortization of deferred acquisition costs	152	193	4	—	—	349
Other insurance related expenses	42	89	47	1	(1)	178
Other expenses	39	23	51	30	—	143

Total claims, benefits and expenses	640	900	371	54	(1)	1,964

Operating income (loss) from continuing operations before income tax	230	239	(56)	16	—	429
Income tax (expense) benefit on operating income (loss)	(71)	(66)	30	(3)	—	(110)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(8)	(6)	—	—	—	(14)

Net operating income (loss) from continuing operations attributable to CNA	151	167	(26)	13	—	305

Net realized investment gains (losses), net of participating policyholders’ interests	(83)	(183)	13	(44)	—	(297)
Income tax (expense) benefit on net realized investment gains (losses)	27	61	(4)	14	—	98
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment gains (losses) attributable to CNA	(56)	(122)	9	(30)	—	(199)

Net income (loss) from continuing operations attributable to CNA	$95	$45	$(17)	$(17)	$—	$106

Six months ended
June 30, 2010	CNA	CNA	Life & Group	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$1,319	$1,613	$291	$2	$(2)	$3,223
Net investment income	272	399	349	91	—	1,111
Other revenues	105	34	6	6	—	151

Total operating revenues	1,696	2,046	646	99	(2)	4,485

Claims, benefits and expenses
Net incurred claims and benefits	722	1,086	595	40	—	2,443
Policyholders’ dividends	4	7	1	—	—	12
Amortization of deferred acquisition costs	309	369	9	—	—	687
Other insurance related expenses	94	214	96	1	(2)	403
Other expenses	94	28	6	72	—	200

Total claims, benefits and expenses	1,223	1,704	707	113	(2)	3,745

Operating income (loss) from continuing operations before income tax	473	342	(61)	(14)	—	740
Income tax (expense) benefit on operating income (loss)	(158)	(111)	44	6	—	(219)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(19)	(10)	—	—	—	(29)

Net operating income (loss) from continuing operations attributable to CNA	296	221	(17)	(8)	—	492

Net realized investment gains (losses), net of participating policyholders’ interests	45	8	(5)	15	—	63
Income tax (expense) benefit on net realized investment gains (losses)	(15)	(8)	—	(5)	—	(28)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment gains (losses) attributable to CNA	30	—	(5)	10	—	35

Net income (loss) from continuing operations attributable to CNA	$326	$221	$(22)	$2	$—	$527

June 30, 2010 (In millions)
Reinsurance receivables	$1,049	$2,137	$1,577	$1,794	$—	$6,557
Insurance receivables	$677	$1,201	$9	$5	$—	$1,892
Deferred acquisition costs	$320	$331	$444	$—	$—	$1,095
Insurance reserves
Claim and claim adjustment expenses	$6,916	$12,575	$2,734	$3,743	$—	$25,968
Unearned premiums	1,522	1,637	144	2	(2)	3,303
Future policy benefits	—	—	8,217	—	—	8,217
Policyholders’ funds	13	13	146	—	—	172

Six months ended
June 30, 2009	CNA	CNA	Life & Group	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
Revenues
Net earned premiums	$1,327	$1,700	$298	$5	$(2)	$3,328
Net investment income	242	426	327	100	—	1,095
Other revenues	100	34	5	1	—	140

Total operating revenues	1,669	2,160	630	106	(2)	4,563

Claims, benefits and expenses
Net incurred claims and benefits	799	1,210	574	44	—	2,627
Policyholders’ dividends	6	2	1	—	—	9
Amortization of deferred acquisition costs	300	388	10	—	—	698
Other insurance related expenses	83	183	93	2	(2)	359
Other expenses	88	39	57	60	—	244

Total claims, benefits and expenses	1,276	1,822	735	106	(2)	3,937

Operating income (loss) from continuing operations before income tax	393	338	(105)	—	—	626
Income tax (expense) benefit on operating income (loss)	(117)	(91)	57	4	—	(147)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(16)	(9)	—	—	—	(25)

Net operating income (loss) from continuing operations attributable to CNA	260	238	(48)	4	—	454

Net realized investment losses, net of participating policyholders’ interests	(192)	(369)	(177)	(91)	—	(829)
Income tax benefit on net realized investment losses	65	126	62	32	—	285
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1

Net realized investment losses attributable to CNA	(127)	(242)	(115)	(59)	—	(543)

Net income (loss) from continuing operations attributable to CNA	$133	$(4)	$(163)	$(55)	$—	$(89)

December 31, 2009 (In millions)
Reinsurance receivables	$1,077	$2,234	$1,744	$1,877	$—	$6,932
Insurance receivables	$613	$1,234	$9	$2	$—	$1,858
Deferred acquisition costs	$318	$336	$454	$—	$—	$1,108
Insurance reserves
Claim and claim adjustment expenses	$6,922	$13,005	$2,883	$4,006	$—	$26,816
Unearned premiums	1,528	1,603	140	3	—	3,274
Future policy benefits	—	—	7,981	—	—	7,981
Policyholders’ funds	11	11	170	—	—	192

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
CNA Specialty
Professional & Management Liability	$634	$566	$1,265	$1,054
International	48	33	99	70
Surety	119	119	233	232
Warranty & Alternative Risks	74	69	144	121

CNA Specialty revenues	875	787	1,741	1,477

CNA Commercial
Commercial Insurance	690	648	1,403	1,173
Business Insurance	140	113	281	243
International	89	151	244	293
CNA Select Risk	62	44	126	82

CNA Commercial revenues	981	956	2,054	1,791

Life & Group Non-Core
Life & Annuity	52	63	116	87
Health	266	266	520	363
Other	3	(1)	5	3

Life & Group Non-Core revenues	321	328	641	453

Corporate & Other Non-Core revenues	57	26	114	15

Eliminations	(1)	(1)	(2)	(2)

Total revenues	$2,233	$2,096	$4,548	$3,734

Note L. IT Transformation
During the first quarter of 2010, the Company commenced a program involving several initiatives intended to significantly transform its Information Technology (IT) organization and delivery model. A key initiative is moving to a managed services model which involves outsourcing the Company’s infrastructure and application development functions to selected vendors that have proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of the Company’s businesses. The costs of the IT Transformation include estimated employee termination benefits, employee retention benefits, and legal, consulting and other vendor transition services costs. The Company anticipates that the total costs for the IT Transformation will be approximately $41 million, of which $25 million was incurred during the first quarter and $4 million was incurred during the second quarter of 2010. Through June 30, 2010, the Company has paid $6 million of these costs. The Company anticipates the program will be completed by December 2011, with the majority of the remaining costs recognized during 2010.
The costs incurred to date are included in Total claims, benefits and expenses on the Condensed Consolidated Statements of Operations and have been allocated to the Company’s reportable segments in a manner consistent with the Company’s current allocation of IT expenses, which is primarily based on estimated consumption. The costs by reportable segment for the six months ended June 30, 2010 are as follows.
IT Transformation Costs by Segment

Six months ended June 30
(In millions)	2010
CNA Specialty	$6
CNA Commercial	13
Life & Group Non-Core	8
Corporate & Other Non-Core	2

Total IT Transformation Costs	$29

Note M. Subsequent Event
Agreement To Cede A&E Liabilities To National Indemnity Company
On July 14, 2010, CCC together with several of the Company’s insurance subsidiaries entered into an agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which the Company’s legacy A&E liabilities will be ceded to NICO.
Under the terms of the transaction, effective January 1, 2010 the Company will cede approximately $1.6 billion of net A&E liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The aggregate reinsurance limit will also cover credit risk on existing third party reinsurance related to these liabilities.
The Company will pay to NICO a reinsurance premium of $2 billion and also transfer to NICO the right to collect billed third party reinsurance receivables with a net book value of approximately $200 million. To secure its obligations, NICO will deposit $2.2 billion in a collateral trust for the benefit of the Company. In addition, Berkshire Hathaway Inc. will guarantee the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement.
NICO will assume responsibility for claims handling and collection from third party reinsurers related to the Company’s A&E claims.
The closing of this transaction is subject to the receipt of required regulatory approvals and the satisfaction of other closing conditions. The closing is expected to occur in the third quarter of 2010 at which time the Company expects to recognize an after-tax loss of approximately $375 million.

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
Agreement To Cede A&E Liabilities To National Indemnity Company
On July 14, 2010, Continental Casualty Company (CCC) with several of our other insurance subsidiaries entered into an agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which our legacy Asbestos and Environmental Pollution (A&E) liabilities will be ceded to NICO.
Under the terms of the transaction, effective January 1, 2010 we will cede approximately $1.6 billion of net A&E liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The aggregate reinsurance limit will also cover credit risk on existing third party reinsurance related to these liabilities.
We will pay to NICO a reinsurance premium of $2 billion and also transfer to NICO the right to collect billed third party reinsurance receivables with a net book value of approximately $200 million. To secure its obligations, NICO will deposit $2.2 billion in a collateral trust for our benefit. In addition, Berkshire Hathaway Inc. will guarantee the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement.

NICO will assume responsibility for claims handling and collection from third party reinsurers related to our A&E claims.
The closing of this transaction is subject to the receipt of required regulatory approvals and the satisfaction of other closing conditions. The closing is expected to occur in the third quarter of 2010 at which time we expect to recognize an after-tax loss of approximately $375 million.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Revenues
Net earned premiums	$1,608	$1,656	$3,223	$3,328
Net investment income	521	675	1,111	1,095
Other revenues	75	62	151	140

Total operating revenues	2,204	2,393	4,485	4,563

Claims, benefits and expenses
Net incurred claims and benefits	1,137	1,292	2,443	2,627
Policyholders’ dividends	10	2	12	9
Amortization of deferred acquisition costs	345	349	687	698
Other insurance related expenses	197	178	403	359
Other expenses	98	143	200	244

Total claims, benefits and expenses	1,787	1,964	3,745	3,937

Operating income from continuing operations before income tax	417	429	740	626
Income tax expense on operating income	(129)	(110)	(219)	(147)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(19)	(14)	(29)	(25)

Net operating income from continuing operations attributable to CNA	269	305	492	454

Net realized investment gains (losses), net of participating policyholders’ interests	29	(297)	63	(829)
Income tax (expense) benefit on net realized investment gains (losses)	(16)	98	(28)	285
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	1

Net realized investment gains (losses) attributable to CNA	13	(199)	35	(543)

Income (loss) from continuing operations attributable to CNA	282	106	527	(89)

Income (loss) from discontinued operations attributable to CNA, net of income tax (expense) benefit of $0, $0, $0 and $0	1	(1)	1	(1)

Net income (loss) attributable to CNA	$283	$105	$528	$(90)

Three Month Comparison
Net income improved $178 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was driven by significantly improved net realized investment results.
Net realized investment results improved $212 million for the three months ended June 30, 2010 as compared with the same period in 2009. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.

Net operating income decreased $36 million for the three months ended June 30, 2010 as compared with the same period in 2009. This decrease was primarily due to lower net investment income, driven by significantly decreased limited partnership results, and decreased current accident year underwriting results, partially offset by increased favorable net prior year development. The 2010 results include $4 million pretax of costs associated with our Information Technology (IT) Transformation as discussed below.
Favorable net prior year development of $265 million and $60 million was recorded for the three months ended June 30, 2010 and 2009 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $48 million for the three months ended June 30, 2010 as compared with the same period in 2009, driven by a $40 million decrease in CNA Commercial. See the Segment Results section of this MD&A for further discussion.
Six Month Comparison
Net results improved $618 million for the six months ended June 30, 2010 as compared with the same period in 2009. This improvement was driven by significantly improved net realized investment results.
Net realized investment results improved $578 million for the six months ended June 30, 2010 as compared with the same period in 2009. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income improved $38 million for the six months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to increased favorable net prior year development, partially offset by decreased current accident year underwriting results, including higher catastrophe losses.
As further discussed in Note L of the Condensed Consolidated Financial Statements included under Item 1, we commenced a program during the first quarter of 2010 to significantly transform our IT organization and delivery model. We anticipate that the total costs for this program will be approximately $41 million, of which $29 million was incurred through the second quarter of 2010. When the results of this program are fully operational, we anticipate significant annual savings based on our current annual level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support our business strategies.
Favorable net prior year development of $300 million and $116 million was recorded for the six months ended June 30, 2010 and 2009 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the six months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Net earned premiums decreased $105 million for the six months ended June 30, 2010 as compared with the same period in 2009, driven by an $87 million decrease in CNA Commercial. See the Segment Results section of this MD&A for further discussion.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our 2009 Form 10-K for further information.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
CNA SPECIALTY
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Net written premiums	$647	$655	$1,303	$1,327
Net earned premiums	665	668	1,319	1,327
Net investment income	125	157	272	242
Net operating income	168	151	296	260
Net realized investment gains (losses), after-tax	21	(56)	30	(127)
Net income	189	95	326	133

Ratios
Loss and loss adjustment expense	48.2%	60.4%	54.8%	60.2%
Expense	30.3	29.0	30.6	28.9
Dividend	0.5	0.4	0.3	0.4

Combined	79.0%	89.8%	85.7%	89.5%

Three Month Comparison
Net written premiums for CNA Specialty decreased $8 million for the three months ended June 30, 2010 as compared with the same period in 2009. The decrease in net written premiums was driven by our architects & engineers and CNA HealthPro lines of business, as current economic and competitive market conditions have led to decreased insured exposures and lower rates. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $3 million as compared with the same period in 2009, consistent with the trend of lower net written premiums.
CNA Specialty’s average rate decreased 2% for the three months ended June 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 85% and 84% were achieved for those policies that were available for renewal in each period.
Net income improved $94 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.
Net operating income improved $17 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to increased favorable net prior year development, partially offset by lower net investment income and increased expenses.
The combined ratio improved 10.8 points for the three months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 12.2 points, primarily due to 13.5 points of increased favorable net prior year development. The expense ratio increased 1.3 points, primarily related to higher underwriting expenses and higher commission rates.
Favorable net prior year development of $124 million was recorded for the three months ended June 30, 2010, compared to favorable net prior year development of $33 million for the same period in 2009. Further information on CNA Specialty’s net prior year development for the three months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.

Six Month Comparison
Net written premiums for CNA Specialty decreased $24 million and net earned premiums decreased $8 million for the six months ended June 30, 2010 as compared to the same period in 2009, due primarily to the same reasons discussed above in the three month comparison.
CNA Specialty’s average rate decreased 2% for the six months ended June 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 87% and 85% were achieved for those policies that were available for renewal in each period.
Net income improved $193 million for the six months ended June 30, 2010 as compared with the same period in 2009. This improvement was due primarily to the same reasons discussed above in the three month comparison.
Net operating income improved $36 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to increased favorable net prior year development and increased net investment income, partially offset by increased expenses.
The combined ratio improved 3.8 points for the six months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 5.4 points, primarily due to 6.4 points of increased favorable net prior year development. The expense ratio increased 1.7 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $153 million was recorded for the six months ended June 30, 2010 compared to favorable net prior year development of $67 million for the same period in 2009. Further information on CNA Specialty’s net prior year development for the six months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2010 and December 31, 2009 for CNA Specialty.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2010	December 31, 2009
Gross Case Reserves	$2,329	$2,208
Gross IBNR Reserves	4,587	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,916	$6,922

Net Case Reserves	$1,918	$1,781
Net IBNR Reserves	3,990	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,908	$5,866

CNA COMMERCIAL
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Net written premiums	$838	$940	$1,667	$1,860
Net earned premiums	797	837	1,613	1,700
Net investment income	181	283	399	426
Net operating income	124	167	221	238
Net realized investment gains (losses), after-tax	(14)	(122)	—	(242)
Net income (loss)	110	45	221	(4)

Ratios
Loss and loss adjustment expense	60.7%	71.2%	67.4%	71.2%
Expense	36.7	33.6	36.1	33.6
Dividend	0.8	(0.2)	0.4	0.1

Combined	98.2%	104.6%	103.9%	104.9%

Three Month Comparison
Net written premiums for CNA Commercial decreased $102 million for the three months ended June 30, 2010 as compared with the same period in 2009. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Current economic conditions have led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $40 million for the three months ended June 30, 2010 as compared with the same period in 2009, consistent with the trend of lower net written premiums.
CNA Commercial’s average rate increased 2% for the three months ended June 30, 2010, as compared to flat rates for the three months ended June 30, 2009 for policies that renewed in each period. Retention rates of 79% and 80% were achieved for those policies that were available for renewal in each period.
Net income improved $65 million for the three months ended June 30, 2010 as compared with the same period in 2009. This improvement was due to improved net realized investment results, partially offset by lower net operating income. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income decreased $43 million for the three months ended June 30, 2010 as compared with the same period in 2009. This decrease was primarily driven by significantly lower net investment income and decreased current accident year underwriting results, partially offset by increased favorable net prior year development.
The combined ratio improved 6.4 points for the three months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 10.5 points, primarily due to 13.5 points of increased favorable net prior year development, partially offset by increased catastrophe losses and the impact of a higher current accident year non-catastrophe loss ratio. Catastrophe losses were $45 million, or 5.7 points of the loss ratio, for the three months ended June 30, 2010, as compared to $40 million, or 4.8 points of the loss ratio, for the same period in 2009.
The expense ratio increased 3.1 points for the three months ended June 30, 2010 as compared with the same period in 2009, primarily related to higher underwriting expenses and the lower net earned premium base.
The dividend ratio increased 1.0 point for the three months ended June 30, 2010 as compared with the same period in 2009. The dividend ratio for the three months ended June 30, 2009 was impacted by favorable dividend development related to workers’ compensation coverages.

Favorable net prior year development of $140 million was recorded for the three months ended June 30, 2010, compared to favorable net prior year development of $29 million for the same period in 2009. Further information on CNA Commercial net prior year development for the three months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net written premiums for CNA Commercial decreased $193 million and net earned premiums decreased $87 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to the same reasons discussed above in the three month comparison.
CNA Commercial’s average rate increased 1% for the six months ended June 30, 2010, as compared to a decrease of 1% for the six months ended June 30, 2009 for policies that renewed in each period. Retention rates of 79% and 82% were achieved for those policies that were available for renewal in each period.
Net results improved $225 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to the same reasons discussed above in the three month comparison.
Net operating income decreased $17 million for the six months ended June 30, 2010 as compared with the same period in 2009. This decrease was primarily driven by decreased current accident year underwriting results, including higher catastrophe losses, and lower net investment income. These unfavorable items were partially offset by increased favorable net prior year development.
The combined ratio improved 1.0 point for the six months ended June 30, 2010 as compared with the same period in 2009. The loss ratio improved 3.8 points, primarily due to 6.1 points of increased favorable net prior year development, partially offset by increased catastrophe losses and the impact of a higher current accident year non-catastrophe loss ratio. Catastrophe losses were $83 million, or 5.2 points of the loss ratio, for the six months ended June 30, 2010, as compared to $52 million, or 3.1 points of the loss ratio, for the same period in 2009.
The expense ratio increased 2.5 points for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to the reasons discussed above in the three month comparison. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $147 million was recorded for the six months ended June 30, 2010, compared to favorable net prior year development of $51 million for the same period in 2009. Further information on CNA Commercial net prior year development for the six months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2010 and December 31, 2009 for CNA Commercial.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2010	December 31, 2009
Gross Case Reserves	$6,462	$6,510
Gross IBNR Reserves	6,113	6,495

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,575	$13,005

Net Case Reserves	$5,255	$5,269
Net IBNR Reserves	5,274	5,580

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,529	$10,849

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Net earned premiums	$146	$148	$291	$298
Net investment income	174	168	349	327
Net operating loss	(18)	(26)	(17)	(48)
Net realized investment gains (losses), after-tax	(1)	9	(5)	(115)
Net loss	(19)	(17)	(22)	(163)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended June 30, 2010 as compared with the same period in 2009. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss increased $2 million for the three months ended June 30, 2010 as compared with the same period in 2009. This was primarily due to less favorable performance on our pension deposit business and decreased net realized investment results, largely offset by the favorable period over period impact of a $28 million after-tax legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. See the Investments section of this MD&A for further discussion of net realized investment results.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we recorded an additional pretax liability in Policyholders’ funds during 2008 based on the results of the investments supporting this business at that time. During the second quarter of 2009, we decreased this pretax liability by $31 million based on improved results from these investments. During the second quarter of 2010, we decreased this pretax liability by an additional $6 million based on the results from these investments.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $7 million for the six months ended June 30, 2010 as compared with the same period in 2009.
Net loss decreased $141 million for the six months ended June 30, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, the favorable period over period impact of the 2009 legal accrual as discussed above in the three month comparison and the impact of favorable reserve development arising from a commutation of an assumed reinsurance agreement also contributed to the improvement. Partially offsetting these favorable impacts were unfavorable results in our long term care business.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&E and intrasegment eliminations.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Net investment income	$41	$67	$91	$100
Net operating income (loss)	(5)	13	(8)	4
Net realized investment gains (losses), after-tax	7	(30)	10	(59)
Net income (loss)	2	(17)	2	(55)
Three Month Comparison
Net results improved $19 million for the three months ended June 30, 2010 as compared with the same period in 2009 primarily due to improved net realized investment results, partially offset by lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Favorable net prior year development of $1 million was recorded for the three months ended June 30, 2010, compared to unfavorable net prior year development of $2 million for the same period of 2009. Further information on Corporate & Other Non-Core net prior year development for the three months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
Six Month Comparison
Net results improved $57 million for the six months ended June 30, 2010 as compared with the same period in 2009, primarily due to improved net realized investment results, partially offset by higher interest expense and lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
There was no net prior year development recorded for the six months ended June 30, 2010. Unfavorable net prior year development of $2 million was recorded for the same period of 2009. Further information on Corporate & Other Non-Core net prior year development for the six months ended June 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2010 and December 31, 2009 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2010	December 31, 2009
Gross Case Reserves	$1,497	$1,548
Gross IBNR Reserves	2,246	2,458

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,743	$4,006

Net Case Reserves	$967	$972
Net IBNR Reserves	1,347	1,515

Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,314	$2,487

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities	$519	$487	$1,029	$962
Short term investments	5	11	11	21
Limited partnerships	(4)	165	68	95
Equity securities	9	14	19	28
Trading portfolio	2	8	6	8
Other	3	1	5	4

Gross investment income	534	686	1,138	1,118
Investment expense	(13)	(11)	(27)	(23)

Net investment income	$521	$675	$1,111	$1,095

Net investment income for the three months ended June 30, 2010 decreased $154 million as compared with the same period in 2009. The decrease was driven primarily by unfavorable results in our limited partnership investments, partially offset by an investment shift from lower yielding short term assets to higher yielding long term bonds. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.
Net investment income for the six months ended June 30, 2010 increased $16 million as compared with the same period in 2009. The increase was primarily driven by an investment shift from lower yielding short term assets to higher yielding long term bonds. The increase was partially offset by a decrease in limited partnership income, as discussed above.
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.2% and 5.1% for the six months ended June 30, 2010 and 2009. Tax-exempt municipal bonds generated $68 million and $146 million of net investment income for the three and six months ended June 30, 2010 compared with $104 million and $205 million of net investment income for the same periods in 2009.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$4	$(6)	$4	$(27)
Asset-backed securities	15	(307)	10	(499)
States, municipalities and political subdivisions securities	11	18	8	55
Foreign government securities	(1)	8	1	26
Corporate and other bonds	30	(105)	63	(296)
Redeemable preferred stock	7	—	7	(9)

Total fixed maturity securities	66	(392)	93	(750)

Equity securities	(28)	64	(25)	(152)
Derivative securities	—	33	—	64
Short term investments and other	(9)	(2)	(5)	9

Net realized investment gains (losses), net of participating policyholders’ interests	29	(297)	63	(829)
Income tax (expense) benefit on net realized investment gains (losses)	(16)	98	(28)	285
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	1

Net realized investment gains (losses) attributable to CNA	$13	$(199)	$35	$(543)

Net realized investment results improved $212 million and $578 million for the three and six months ended June 30, 2010 compared with the same periods in 2009. The improved results were driven by significantly lower other-than-temporary impairment (OTTI) losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note D of the Condensed Consolidated Financial Statements included under Item 1. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note B of the Condensed Consolidated Financial Statements included under Item 1.
Our fixed maturity portfolio consists primarily of high quality bonds, 90% of which were rated as investment grade (rated BBB- or higher) at June 30, 2010 and December 31, 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (S&P), Moody’s Investors Service, Inc. (Moody’s) and Fitch Ratings (Fitch) in that order of preference. If a security is not rated by any of the three, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.
Fixed Maturity Ratings

	June 30,		December 31,
(In millions)	2010	%	2009	%
U.S. Government and Agencies	$3,394	9%	$3,705	10%
AAA rated	5,235	14	5,855	17
AA and A rated	14,289	38	12,464	35
BBB rated	10,844	29	10,122	28
Non-investment grade	3,803	10	3,466	10

Total	$37,565	100%	$35,612	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,903 million and $3,637 million at June 30, 2010 and December 31, 2009. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

Rating	June 30,		December 31,
(In millions)	2010	%	2009	%
BB	$1,390	37%	$1,352	39%
B	1,306	34	1,255	36
CCC — C	1,023	27	761	22
D	84	2	98	3

Total	$3,803	100%	$3,466	100%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At June 30, 2010, $432 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AA+. Of this amount, over 98% was within the states, municipalities and political subdivisions securities sector.
At June 30, 2010 and December 31, 2009, approximately 98% and 99% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2010 was $223 million, which represents approximately 0.5% of our total investment portfolio. These securities were in a net unrealized gain position of $6 million at June 30, 2010.
The following table provides available-for-sale fixed maturity securities in a gross unrealized loss position at June 30, 2010 by maturity profile. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss
Due in one year or less	12%	8%
Due after one year through five years	16	12
Due after five years through ten years	26	27
Due after ten years	46	53

Total	100%	100%

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
Effective Durations

	June 30, 2010		December 31, 2009
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$11,267	11.0	$10,376	11.2
Other interest sensitive investments	29,924	4.2	29,665	4.0

Total Fair Value	$41,191	6.1	$40,041	5.8

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
Asset-Backed Exposure
Asset-Backed Distribution

June 30, 2010	Security Type
(In millions)	RMBS (a)	CMBS (b)	Other ABS (c)	Total
U.S. Government Agencies	$3,198	$31	$—	$3,229
AAA	1,276	394	569	2,239
AA	246	218	52	516
A	165	236	29	430
BBB	244	82	67	393
Non-investment grade and equity tranches	1,193	30	16	1,239

Total Fair Value	$6,322	$991	$733	$8,046

Total Amortized Cost	$6,526	$1,052	$733	$8,311

Sub-prime (included above)
Fair Value	$527	$—	$—	$527
Amortized Cost	$594	$—	$—	$594

Alt-A (included above)
Fair Value	$694	$—	$—	$694
Amortized Cost	$755	$—	$—	$755

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 68% were rated investment grade, while 82% of the Alt-A securities were rated investment grade. At June 30, 2010, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $16 million for securities with sub-prime and Alt-A exposure were included in the $41 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2010. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note D of the Condensed Consolidated Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	June 30,	December 31,
(In millions)	2010	2009
Short term investments available-for-sale:
Commercial paper	$1,275	$185
U.S. Treasury securities	1,259	3,025
Money market funds	144	179
Other	362	560

Total short term investments	$3,040	$3,949

There was no cash collateral held related to securities lending at June 30, 2010 or December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the six months ended June 30, 2010, net cash provided by operating activities was $581 million as compared with $287 million for the same period in 2009. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $142 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at June 30, 2009. During 2010, operating cash flows were increased by $153 million related to net cash inflows primarily from sales of trading securities.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2010, net cash used by investing activities was $523 million as compared with $220 million for the same period in 2009. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the six months ended June 30, 2010, net cash used by financing activities was $124 million as compared with $59 million for the same period in 2009. Net cash used by financing activities in 2010 was primarily related to the payment of dividends on the 2008 Senior Preferred Stock to Loews Corporation. Additionally, we repaid $50 million of an outstanding credit facility during the second quarter of 2010.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs. As discussed previously in this MD&A, CCC with several of our other insurance subsidiaries entered into an agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which our legacy A&E liabilities will be ceded to NICO. Under the terms of the agreement we will pay to NICO a reinsurance premium of $2 billion. We expect to have sufficient funds to satisfy the required premium payment through existing cash, short term holdings, and expected cash flow from operations and the investment portfolio.
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

•
regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies and other financial industry participants under the Emergency Economic Stabilization Act of 2008 recoupment provisions, as well as the new federal financial regulatory reform of the insurance industry established by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
increased operating costs and underwriting losses arising from the Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, as well as health care reform proposals at the state level;

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

•
mass tort claims, including bodily injury claims related to welding rods, benzene, lead and noise induced hearing loss claims, as well as claims relating to various medical products including pharmaceuticals;

•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections under Item 7 of our Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases;

•
regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•
the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•
with respect to the agreement to cede asbestos and environmental pollution (A&E) liabilities referenced in this document, the satisfaction of the conditions to closing, including receipt of regulatory approvals, whether the contemplated transaction will close, whether the other parties to the contemplated transaction will fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&E claims and the possible continued exposure of CNA to liabilities for A&E claims.

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2010. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of June 30, 2010, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Notes G and H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.
We may face increased operating costs and underwriting losses arising from the federal health care reform legislation, as well as health care reform proposals at the state level.
The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, enacted in March 2010, may increase our operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for us, particularly with respect to our workers’ compensation and long term care products. These costs might arise through the increased use of health care services by our claimants or the increased complexities in health care bills that could require additional levels of review. In addition, due to the expected number of new participants in the health care system and the potential for additional malpractice claims, we may experience increased underwriting risk in the lines of our business that provide management and professional liability insurance to individuals and businesses engaged in the health care industry. The lines of our business that provide professional liability insurance to attorneys, accountants and other professionals who advise clients regarding the health care reform legislation may also experience increased underwriting risk due to the complexity of the legislation. As a result, we may experience unanticipated underwriting losses with respect to these lines of business. Finally, we cannot predict with any certainty the impact upon us of the various health care reform proposals at the state level. Consequently, our results of operations, equity, business, insurer financial strength and debt ratings could be materially adversely impacted.
We are unable to predict the impact on us of the new federal financial regulatory reform.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July, 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. As the Act calls for numerous studies and contemplates further regulation, we are unable to predict with any certainty the overall impact the reform will have on us. As a result, our results of operations, equity, business, and insurer financial strength and debt ratings could be materially adversely impacted.
Item 6. Exhibits
See Exhibit Index.

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: August 3, 2010	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Form of Long-Term Incentive Award Terms for Grant Under the CNA Financial Corporation Incentive Compensation Plan	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2