Form 10-Q
period 2010-09-30
CNA FINANCIAL CORP
filed 2010-11-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, Par value $2.50	269,218,836

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2010	2009	2010	2009
Revenues
Net earned premiums	$1,645	$1,707	$4,868	$5,035
Net investment income	581	660	1,692	1,755
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(41)	(232)	(189)	(1,330)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(3)	84	28	173

Net other-than-temporary impairment losses recognized in earnings	(44)	(148)	(161)	(1,157)
Other net realized investment gains	106	48	286	228

Net realized investment gains (losses), net of participating policyholders’ interests	62	(100)	125	(929)

Other revenues	75	73	226	213

Total revenues	2,363	2,340	6,911	6,074

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,344	1,283	3,799	3,919
Amortization of deferred acquisition costs	351	365	1,038	1,063
Other operating expenses (Note G)	795	272	1,325	814
Interest	40	34	113	95

Total claims, benefits and expenses	2,530	1,954	6,275	5,891

Income (loss) from continuing operations before income tax	(167)	386	636	183
Income tax (expense) benefit	64	(108)	(183)	30

Income (loss) from continuing operations	(103)	278	453	213
Loss from discontinued operations, net of income tax (expense) benefit of $0, $0, $0 and $0 (Note G)	(22)	(1)	(21)	(2)

Net income (loss)	(125)	277	432	211
Net (income) loss attributable to noncontrolling interests	(15)	(14)	(44)	(38)

Net income (loss) attributable to CNA	$(140)	$263	$388	$173

Income (Loss) Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA	$(118)	$264	$409	$175
Dividends on 2008 Senior Preferred	(18)	(31)	(68)	(94)

Income (loss) from continuing operations attributable to CNA common stockholders	(136)	233	341	81
Loss from discontinued operations attributable to CNA common stockholders	(22)	(1)	(21)	(2)

Income (loss) attributable to CNA common stockholders	$(158)	$232	$320	$79

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2010	2009	2010	2009
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA common stockholders	$(0.51)	$0.86	$1.27	$0.30
Loss from discontinued operations attributable to CNA common stockholders	(0.08)	—	(0.08)	(0.01)

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$(0.59)	$0.86	$1.19	$0.29

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.2	269.0	269.1	269.0

Diluted	269.2	269.2	269.4	269.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Other Comprehensive Income (Loss), Net of Tax

Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$39	$(36)	$81	$(70)
Net unrealized gains on other investments	726	1,906	1,426	3,815

Net unrealized gains on investments	765	1,870	1,507	3,745
Net unrealized gains on discontinued operations and other	3	5	11	5
Foreign currency translation adjustment	37	39	44	110
Pension and postretirement benefits	2	1	5	4
Allocation to participating policyholders	(9)	(17)	(37)	(36)

Other comprehensive income, net of tax	798	1,898	1,530	3,828
Net income (loss)	(125)	277	432	211

Comprehensive income	673	2,175	1,962	4,039

Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	(13)	(18)	(27)	(29)
Pension and postretirement benefits attributable to noncontrolling interests	—	—	(3)	—

Other comprehensive (income) loss attributable to noncontrolling interests	(13)	(18)	(30)	(29)
Net (income) loss attributable to noncontrolling interests	(15)	(14)	(44)	(38)

Comprehensive (income) loss attributable to noncontrolling interests	(28)	(32)	(74)	(67)

Total comprehensive income attributable to CNA	$645	$2,143	$1,888	$3,972

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except share data)	2010	2009
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,381 and $35,602)	$38,646	$35,612
Equity securities at fair value (cost of $465 and $633)	531	644
Limited partnership investments	2,166	1,787
Other invested assets	29	4
Mortgage loans	70	—
Short term investments	2,084	3,949

Total investments	43,526	41,996
Cash	82	140
Reinsurance receivables (less allowance for uncollectible receivables of $144 and $351)	7,333	6,581
Insurance receivables (less allowance for doubtful accounts of $172 and $202)	1,606	1,656
Accrued investment income	461	416
Deferred acquisition costs	1,096	1,108
Deferred income taxes	367	1,333
Property and equipment at cost (less accumulated depreciation of $531 and $498)	337	360
Goodwill and other intangible assets	141	141
Other assets	1,470	1,144
Separate account business	462	423

Total assets	$56,881	$55,298

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$25,783	$26,816
Unearned premiums	3,265	3,274
Future policy benefits	8,372	7,981
Policyholders’ funds	164	192
Participating policyholders’ funds	72	56
Short term debt	400	—
Long term debt	2,251	2,303
Other liabilities	3,547	3,087
Separate account business	462	423

Total liabilities	44,316	44,132

Commitments and contingencies (Notes D, E, H, and J)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; 5,000 and 10,000 shares issued and outstanding held by Loews Corporation)	500	1,000
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,203,836 and 269,026,759 shares outstanding)	683	683
Additional paid-in capital	2,201	2,177
Retained earnings	7,582	7,264
Accumulated other comprehensive income (loss)	1,177	(325)
Treasury stock (3,836,407 and 4,013,484 shares), at cost	(103)	(109)
Notes receivable for the issuance of common stock	(30)	(30)

Total CNA stockholders’ equity	12,010	10,660
Noncontrolling interests	555	506

Total equity	12,565	11,166

Total liabilities and equity	$56,881	$55,298

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2010	2009
Cash Flows from Operating Activities
Net income	$432	$211
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Loss from discontinued operations	21	2
(Gain) loss on disposal of property and equipment	—	13
Deferred income tax expense	163	81
Trading portfolio activity	125	(621)
Net realized investment (gains) losses, net of participating policyholders’ interests	(125)	929
Equity method investees	(25)	(151)
Amortization of investments	(84)	(169)
Depreciation	60	63
Changes in:
Receivables, net	(709)	849
Accrued investment income	(51)	(73)
Deferred acquisition costs	12	(13)
Insurance reserves	(563)	(488)
Other assets	168	(192)
Other liabilities	(11)	(154)
Other, net	3	4

Total adjustments	(1,016)	80

Net cash flows provided (used) by operating activities-continuing operations	$(584)	$291
Net cash flows used by operating activities-discontinued operations	$(89)	$(16)

Net cash flows provided (used) by operating activities-total	$(673)	$275

Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(12,981)	$(18,099)
Proceeds from fixed maturity securities:
Sales	9,263	15,507
Maturities, calls and redemptions	2,891	2,568
Purchases of equity securities	(92)	(262)
Proceeds from sales of equity securities	215	510
Origination of mortgage loans	(70)	—
Change in short term investments	1,752	(460)
Change in other investments	(227)	101
Purchases of property and equipment	(38)	(46)
Dispositions	65	—
Other, net	7	(3)

Net cash flows provided (used) by investing activities-continuing operations	$785	$(184)
Net cash flows provided by investing activities-discontinued operations	$75	$16

Net cash flows provided (used) by investing activities-total	$860	$(168)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Nine months ended September 30
(In millions)	2010	2009
Cash Flows from Financing Activities
Dividends paid to Loews Corporation for 2008 Senior Preferred	$(68)	$(94)
Payment to redeem 2008 Senior Preferred	(500)	—
Proceeds from the issuance of debt	495	—
Principal payments on debt	(150)	—
Policyholders’ investment contract net deposits (withdrawals)	(8)	(7)
Stock options exercised	4	1
Other, net	(18)	28

Net cash flows used by financing activities-continuing operations	$(245)	$(72)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—

Net cash flows used by financing activities-total	$(245)	$(72)

Effect of foreign exchange rate changes on cash-continuing operations	—	8

Net change in cash	(58)	43
Net cash transactions from continuing operations to discontinued operations	(14)	—
Net cash transactions to discontinued operations from continuing operations	14	—

Cash, beginning of year	140	85

Cash, end of period	$82	$128

Cash-continuing operations	$82	$128
Cash-discontinued operations	—	—

Cash-total	$82	$128

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Nine months ended September 30
(In millions)	2010	2009
Preferred Stock
Balance, beginning of period	$1,000	$1,250
Redemption of 2008 Senior Preferred	(500)	—

Balance, end of period	500	1,250

Common Stock
Balance, beginning and end of period	683	683

Additional Paid-in Capital
Balance, beginning of period	2,177	2,174
Stock-based compensation	1	2
Other	23	—

Balance, end of period	2,201	2,176

Retained Earnings
Balance, beginning of period	7,264	6,845
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance as of April 1, 2009, net of tax	—	122
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	(2)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	(68)	(94)
Net income attributable to CNA	388	173

Balance, end of period	7,582	7,046

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(325)	(3,924)
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance as of April 1, 2009, net of tax	—	(122)
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	2	—
Other comprehensive income attributable to CNA	1,500	3,799

Balance, end of period	1,177	(247)

Treasury Stock
Balance, beginning of period	(109)	(109)
Stock-based compensation	6	—

Balance, end of period	(103)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(30)	(42)
Decrease in notes receivable for the issuance of common stock	—	12

Balance, end of period	(30)	(30)

Total CNA Stockholders’ Equity	12,010	10,769

Noncontrolling Interests
Balance, beginning of period	506	420
Net income	44	38
Other comprehensive income	30	29
Other	(25)	(1)

Balance, end of period	555	486

Total Equity	$12,565	$11,255

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 62% of the outstanding common stock of CNA Surety as of September 30, 2010. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2010.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2009. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.
Note B. Accounting Standards Updates
Adopted
Scope Exception Related To Credit Derivatives
In March 2010, the Financial Accounting Standards Board (FASB) issued updated accounting guidance which amended the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in synthetic collateralized debt and loan obligations, are considered embedded derivatives subject to potential bifurcation. Transition provisions include an option at adoption to measure an investment in its entirety at fair value with subsequent changes in fair value recognized in earnings (the fair value option). The adoption of this updated accounting guidance as of July 1, 2010 resulted in a cumulative effect adjustment of $2 million, net of tax, which was reclassified to Retained earnings from Accumulated other comprehensive income (AOCI) on the Condensed Consolidated Statement of Equity and was attributable to gross unrealized losses on securities with embedded credit derivative features for which the fair value option was elected. These securities are included in Other invested assets on the Condensed Consolidated Balance Sheet at September 30, 2010. Subsequent fair value changes are included in Other net realized investment gains on the Condensed Consolidated Statement of Operations.

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
Recently issued accounting standard to be adopted
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The updated accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company is currently assessing the impact this updated accounting guidance will have on its financial condition and results of operations, and expects that amounts capitalized under the updated guidance will be less than under the Company’s current accounting practice.

Note C. Earnings (Loss) Per Share
Earnings (loss) per share attributable to the Company’s common stockholders is based on the weighted average outstanding shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing net income (loss) attributable to CNA by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended September 30, 2010, as a result of the net loss, none of the 2.3 million potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive. For the nine months ended September 30, 2010, approximately 240 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For that same period, approximately 1.2 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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
The 2008 Senior Preferred Stock (2008 Senior Preferred) was issued in November 2008 and accrues cumulative dividends at an initial rate of 10% per year. If declared, dividends are payable quarterly and any dividends not declared or paid when due will be compounded quarterly. In the third quarter of 2010, the Company issued $500 million of 5.875% ten-year senior notes and used the net proceeds of the offering, together with cash on hand, to redeem $500 million, plus accrued and unpaid dividends thereon, of the 2008 Senior Preferred.

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities	$511	$496	$1,540	$1,458
Short term investments	2	7	13	28
Limited partnerships	68	145	136	240
Equity securities	7	11	26	39
Mortgage loans	1	—	1	—
Trading portfolio (a)	4	12	10	20
Other	2	2	7	6

Gross investment income	595	673	1,733	1,791
Investment expense	(14)	(13)	(41)	(36)

Net investment income	$581	$660	$1,692	$1,755

(a)	The net unrealized gains related to changes in fair value on trading securities still held included in net investment income were $1 million for the three and nine months ended September 30, 2010 and $6 million for the three and nine months ended September 30, 2009.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$121	$148	$352	$352
Gross realized losses	(45)	(260)	(183)	(1,214)

Net realized investment gains (losses) on fixed maturity securities	76	(112)	169	(862)

Equity securities:
Gross realized gains	3	20	7	97
Gross realized losses	(20)	(1)	(49)	(230)

Net realized investment gains (losses) on equity securities	(17)	19	(42)	(133)

Derivatives	(1)	(13)	(1)	51
Short term investments and other (a)	4	6	(1)	15

Net realized investment gains (losses), net of participating policyholders’ interests	$62	$(100)	$125	$(929)

(a)	Includes net unrealized gains related to changes in fair value on securities for which the fair value option was elected as a result of the adoption of the updated embedded credit derivative accounting guidance as of July 1, 2010. The net unrealized gains included for the three and nine months ended September 30, 2010 were $2 million.

The components of net OTTI losses recognized in earnings by asset type are summarized in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities available-for-sale:

Asset-backed:
Residential mortgage-backed	$18	$108	$55	$376
Commercial mortgage-backed	—	4	2	185
Other asset-backed	—	—	2	31

Total asset-backed	18	112	59	592

States, municipalities and political subdivisions	—	12	20	27
Corporate and other bonds	17	24	59	308
Redeemable preferred stock	—	—	—	9

Total fixed maturity securities available-for-sale	35	148	138	936

Equity securities available-for-sale:
Common stock	5	—	10	4
Preferred stock	4	—	13	217

Total equity securities available-for-sale	9	—	23	221

Net OTTI losses recognized in earnings	$44	$148	$161	$1,157

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
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. In order to determine if a credit loss exists, the factors considered by the Impairment Committee include (a) the financial condition and near term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income.

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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Estimated	Unrealized
September 30, 2010	Amortized	Unrealized	Unrealized	Fair	OTTI
(In millions)	Cost	Gains	Losses	Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$130	$18	$1	$147	$—

Asset-backed:
Residential mortgage-backed	6,089	154	267	5,976	214
Commercial mortgage-backed	1,032	34	65	1,001	—
Other asset-backed	650	23	8	665	—

Total asset-backed	7,771	211	340	7,642	214

States, municipalities and political subdivisions	7,782	472	246	8,008	—
Foreign government	590	25	—	615	—
Corporate and other bonds	20,035	2,189	69	22,155	—
Redeemable preferred stock	47	6	—	53	—

Total fixed maturity securities available-for-sale	36,355	2,921	656	38,620	$214

Total fixed maturity securities trading	26	—	—	26

Equity securities available-for-sale:
Common stock	94	19	1	112
Preferred stock	371	55	7	419

Total equity securities available-for-sale	465	74	8	531

Total	$36,846	$2,995	$664	$39,177

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Estimated	Unrealized
December 31, 2009	Amortized	Unrealized	Unrealized	Fair	OTTI
(In millions)	Cost	Gains	Losses	Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$184	$16	$1	$199	$—

Asset-backed:
Residential mortgage-backed	7,469	72	604	6,937	246
Commercial mortgage-backed	709	10	135	584	3
Other asset-backed	858	14	40	832	—

Total asset-backed	9,036	96	779	8,353	249

States, municipalities and political subdivisions	7,280	203	359	7,124	—
Foreign government	467	14	2	479	—
Corporate and other bonds	18,410	1,107	288	19,229	26
Redeemable preferred stock	51	4	1	54	—

Total fixed maturity securities available-for-sale	35,428	1,440	1,430	35,438	$275

Total fixed maturity securities trading	174	—	—	174

Equity securities available-for-sale:
Common stock	61	14	2	73
Preferred stock	572	40	41	571

Total equity securities available-for-sale	633	54	43	644

Total	$36,235	$1,494	$1,473	$36,256

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities by the length of time in which the securities have continuously been in a gross unrealized loss position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
September 30, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$—	$—	$10	$1	$10	$1

Asset-backed:
Residential mortgage-backed	636	10	2,086	257	2,722	267
Commercial mortgage-backed	122	1	321	64	443	65
Other asset-backed	24	—	60	8	84	8

Total asset-backed	782	11	2,467	329	3,249	340

States, municipalities and political subdivisions	151	4	1,344	242	1,495	246
Corporate and other bonds	472	9	745	60	1,217	69

Total fixed maturity securities available-for-sale	1,405	24	4,566	632	5,971	656

Equity securities available-for-sale:
Common stock	13	1	1	—	14	1
Preferred stock	64	1	135	6	199	7

Total equity securities available-for-sale	77	2	136	6	213	8

Total	$1,482	$26	$4,702	$638	$6,184	$664

Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$21	$1	$—	$—	$21	$1

Asset-backed:
Residential mortgage-backed	1,945	43	3,069	561	5,014	604
Commercial mortgage-backed	21	1	456	134	477	135
Other asset-backed	170	1	119	39	289	40

Total asset-backed	2,136	45	3,644	734	5,780	779

States, municipalities and political subdivisions	1,036	30	2,086	329	3,122	359
Foreign government	154	1	7	1	161	2
Corporate and other bonds	2,395	44	1,948	244	4,343	288
Redeemable preferred stock	3	—	14	1	17	1

Total fixed maturity securities available-for-sale	5,745	121	7,699	1,309	13,444	1,430

Equity securities available-for-sale:
Common stock	8	1	12	1	20	2
Preferred stock	—	—	426	41	426	41

Total equity securities available-for-sale	8	1	438	42	446	43

Total	$5,753	$122	$8,137	$1,351	$13,890	$1,473

The amount of pretax net unrealized gains on available-for-sale securities reclassified out of AOCI into earnings was $62 million and $133 million for the three and nine months ended September 30, 2010. The amount of pretax net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $92 million and $989 million for the three and nine months ended September 30, 2009.
Activity for the three months and nine months ended September 30, 2010 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at September 30, 2010 was as follows.

	Three Months ended	Nine Months ended
(In millions)	September 30, 2010	September 30, 2010
Beginning balance of credit losses on fixed maturity securities	$171	$164

Additional credit losses for which an OTTI loss was previously recognized	4	26
Credit losses for which an OTTI loss was not previously recognized	1	9
Reductions for securities sold during the period	(27)	(50)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(8)	(8)

Ending balance of credit losses on fixed maturity securities	$141	$141

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

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the September 30, 2010 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s) in that order of preference. If a security is not rated by these providers, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
Asset-Backed Securities
The fair value of total asset-backed holdings at September 30, 2010 was $7,642 million which was comprised of 2,094 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 173 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 185 non-agency structured securities in a gross unrealized loss position. In addition, there were 49 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 9% of amortized cost.
Commercial mortgage-backed securities include 29 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 13% of amortized cost.
Other asset-backed securities include 10 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 9% of amortized cost.

The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at September 30, 2010.
Gross Unrealized Losses by Ratings Distribution

September 30, 2010	Amortized	Estimated	Gross Unrealized
(in millions)	Cost	Fair Value	Losses
U.S. Government Agencies	$492	$486	$6
AAA	1,307	1,217	90
AA	235	204	31
A	286	240	46
BBB	243	210	33
Non-investment grade and equity tranches	1,026	892	134
Total	$3,589	$3,249	$340

The Company believes the unrealized losses are primarily attributable to broader economic conditions and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of amortized cost and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2010.
States, Municipalities and Political Subdivisions Securities
The holdings in this portfolio consist of both tax-exempt and taxable special revenue and assessment bonds, representing 71% of the overall portfolio, followed by general obligation political subdivision bonds at 20% and state general obligation bonds at 9%.
The unrealized losses on the Company’s investments in this portfolio are due to market conditions in certain sectors or states that continued to lag behind the broader municipal market performance. Yields for certain issuers and types of securities, such as zero coupon bonds, auction rate securities and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on similar fixed income alternatives. The holdings for all securities in this category include 148 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 14% of amortized cost.
The following table summarizes the ratings distribution of states, municipalities and political subdivisions securities in a gross unrealized loss position at September 30, 2010.
Gross Unrealized Losses by Ratings Distribution

September 30, 2010	Amortized	Estimated	Gross Unrealized
(In millions)	Cost	Fair Value	Losses
AAA	$632	$597	$35
AA	447	359	88
A	156	148	8
BBB	484	370	114
Non-investment grade	22	21	1

Total	$1,741	$1,495	$246

The largest exposures at September 30, 2010 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $109 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $70 million. All of these securities are rated investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2010.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2010 and December 31, 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	September 30, 2010		December 31, 2009
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value
Due in one year or less	$1,198	$1,200	$1,240	$1,219
Due after one year through five years	10,948	11,528	10,046	10,244
Due after five years through ten years	10,233	10,829	10,646	10,538
Due after ten years	13,976	15,063	13,496	13,437

Total	$36,355	$38,620	$35,428	$35,438

Investment Commitments
As of September 30, 2010, the Company had committed approximately $210 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of September 30, 2010, the Company had commitments to purchase $242 million and sell $85 million of such investments.
Mortgage Loans
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and any valuation allowance. A valuation allowance is established for impaired loans when it is probable that contractual principal and interest will not be collected. Allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. As of September 30, 2010, there was no valuation allowance for mortgage loans.
Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.

Note E. Derivative Financial Instruments
The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.
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
The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held.
The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps (CDS) to modify the credit risk inherent in certain investments. CDS involve a transfer of credit risk from one party to another in exchange for periodic payments.
Foreign currency risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in British pounds, Euros and Canadian dollars. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards.
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
The tables below summarize open CDS contracts where the Company sold credit protection as of September 30, 2010 and December 31, 2009. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

	Fair Value of	Maximum Amount of	Weighted
September 30, 2010	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
BB-rated	$—	$5	2.7
B-rated	—	3	1.7

Total	$—	$8	2.4

Credit Ratings of Underlying Reference Obligations

	Fair Value of	Maximum Amount of	Weighted
December 31, 2009	Credit Default	Future Payments under	Average Years
(In millions)	Swaps	Credit Default Swaps	to Maturity
B-rated	$—	$8	3.1

Total	$—	$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $2 million and $7 million at September 30, 2010 and December 31, 2009. The fair value of cash collateral received from counterparties was $1 million at September 30, 2010 and December 31, 2009.
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

A summary of the recognized gains (losses) related to derivative financial instruments follows.

Recognized Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Without hedge designation
Interest rate swaps	$—	$—	$—	$61
Credit default swaps — purchased protection	(1)	(11)	(1)	(46)
Credit default swaps — sold protection	—	—	—	2
Total return swaps	—	—	—	(2)
Futures sold, not yet purchased	—	(2)	—	21
Options written	—	—	—	15

Total without hedge designation	(1)	(13)	(1)	51

Trading activities
Futures sold, not yet purchased	(4)	(4)	(3)	(5)

Total	$(5)	$(17)	$(4)	$46

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

Derivative Financial Instruments
	Contractual/
September 30, 2010	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$25	$—	$(3)
Credit default swaps — sold protection	8	—	—
Currency forwards	5	—	—
Equity warrants	3	—	—

Total without hedge designation	41	—	(3)

Trading activities
Futures sold, not yet purchased	28	—	—

Total	$69	$—	$(3)

Derivative Financial Instruments
	Contractual/
December 31, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$116	$—	$(11)
Credit default swaps — sold protection	8	—	—
Equity warrants	2	—	—

Total without hedge designation	126	—	(11)

Trading activities
Futures sold, not yet purchased	132	—	—

Total	$258	$—	$(11)

During the three and nine months ended September 30, 2010, new derivative transactions entered into totaled approximately $0.9 billion and $2.1 billion in notional value while derivative termination activity totaled approximately $0.9 billion and $2.3 billion. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. During the three and nine months ended September 30, 2009, new derivative transactions entered into totaled approximately $8 billion and $18 billion in notional value while derivative termination activity totaled approximately $8 billion and $19 billion. This activity was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
September 30, 2010				Assets/(Liabilities)
(In millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$113	$60	$—	$173

Asset-backed:
Residential mortgage-backed	—	5,330	646	5,976
Commercial mortgage-backed	—	923	78	1,001
Other asset-backed	—	419	246	665

Total asset-backed	—	6,672	970	7,642

States, municipalities and political subdivisions	—	7,550	458	8,008
Foreign government	115	500	—	615
Corporate and other bonds	—	21,555	600	22,155
Redeemable preferred stock	3	49	1	53

Total fixed maturity securities	231	36,386	2,029	38,646

Equity securities	376	133	22	531
Derivative and other financial instruments, included in Other invested assets	—	—	28	28
Short term investments	1,237	845	2	2,084
Life settlement contracts, included in Other assets	—	—	136	136
Discontinued operations investments, included in Other liabilities	7	66	—	73
Separate account business	36	385	41	462

Total assets	$1,887	$37,815	$2,258	$41,960

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(3)	$(3)

Total liabilities	$—	$—	$(3)	$(3)

				Total
December 31, 2009				Assets/(Liabilities)
(In millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$247	$54	$—	$301

Asset-backed:
Residential mortgage-backed	—	6,308	629	6,937
Commercial mortgage-backed	—	461	123	584
Other asset-backed	—	484	348	832

Total asset-backed	—	7,253	1,100	8,353

States, municipalities and political subdivisions	—	6,424	756	7,180
Foreign government	139	340	—	479
Corporate and other bonds	—	18,636	609	19,245
Redeemable preferred stock	3	49	2	54

Total fixed maturity securities	389	32,756	2,467	35,612

Equity securities	503	130	11	644
Short term investments	3,552	397	—	3,949
Life settlement contracts, included in Other assets	—	—	130	130
Discontinued operations investments, included in Other liabilities	19	106	16	141
Separate account business	43	342	38	423

Total assets	$4,506	$33,731	$2,662	$40,899

Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(11)	$(11)

Total liabilities	$—	$—	$(11)	$(11)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009.

		Net realized
		investment
		gains (losses)	Net change in					Unrealized gains
		and net	unrealized					(losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	included in	sales,				held at
		(depreciation)	other	issuances	Transfers	Transfers	Balance at	September 30,
	Balance at	included in	comprehensive	and	into	out of	September 30,	2010 recognized
Level 3	July 1, 2010	net loss*	income	settlements	Level 3	Level 3	2010	in net loss*
(In millions)
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$659	$1	$(9)	$(5)	$—	$—	$646	$—
Commercial mortgage-backed	95	—	3	—	—	(20)	78	—
Other asset-backed	306	(1)	7	(66)	—	—	246	—

Total asset-backed	1,060	—	1	(71)	—	(20)	970	—

States, municipalities and political subdivisions	539	—	3	(84)	—	—	458	—
Corporate and other bonds	718	1	18	(83)	—	(54)	600	(1)
Redeemable preferred stock	1	—	—	—	—	—	1	—

Total fixed maturity securities	2,318	1	22	(238)	—	(74)	2,029	(1)

Equity securities	4	(3)	—	15	6	—	22	(4)
Derivative and other financial instruments, net	(2)	2	—	25	—	—	25	2
Short term investments	11	—	—	2	—	(11)	2	—
Life settlement contracts	134	8	—	(6)	—	—	136	4
Separate account business	37	—	—	4	—	—	41	—

Total	$2,502	$8	$22	$(198)	$6	$(85)	$2,255	$1

		Net realized
		investment
		gains (losses)						Unrealized
		and net	Net change in					gains (losses) on
		change in	unrealized					Level 3 assets
		unrealized	appreciation	Purchases,				and liabilities
		appreciation	(depreciation)	sales,				held at
		(depreciation)	included in other	issuances	Transfers	Transfers	Balance at	September 30,
	Balance at	included in	comprehensive	and	into	out of	September 30,	2009 recognized
Level 3	July 1, 2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*
(In millions)
Fixed maturity securities:

Asset-backed:
Residential mortgage-backed	$808	$1	$62	$20	$—	$(154)	$737	$(1)
Commercial mortgage-backed	175	(3)	28	11	—	—	211	(3)
Other asset-backed	141	1	14	132	—	—	288	—

Total asset-backed	1,124	(1)	104	163	—	(154)	1,236	(4)

States, municipalities and political subdivisions	785	—	19	(34)	—	—	770	—
Corporate and other bonds	730	(10)	67	63	5	(83)	772	(10)
Redeemable preferred stock	1	—	1	—	—	—	2	—

Total fixed maturity securities	2,640	(11)	191	192	5	(237)	2,780	(14)

Equity securities	209	—	—	—	—	(199)	10	—
Derivative financial instruments, net	(10)	(10)	—	10	—	—	(10)	(4)
Short term investments	—	—	1	7	—	—	8	—
Life settlement contracts	126	8	—	(5)	—	—	129	5
Discontinued operations investments	13	—	3	—	—	—	16	—
Separate account business	38	—	—	3	—	(1)	40	—

Total	$3,016	$(13)	$195	$207	$5	$(437)	$2,973	$(13)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009.

		Net realized
		investment
		gains (losses)	Net change in					Unrealized gains
		and net	unrealized					(losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	included in	sales,				held at
	Balance at	(depreciation)	other	issuances	Transfers	Transfers	Balance at	September 30,
	January 1,	included in	comprehensive	and	into	out of	September 30,	2010 recognized
Level 3	2010	net loss*	income	settlements	Level 3	Level 3	2010	in net income*
(In millions)
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$629	$(7)	$20	$50	$—	$(46)	$646	$(10)
Commercial mortgage-backed	123	(1)	1	6	7	(58)	78	(2)
Other asset-backed	348	3	29	(89)	—	(45)	246	(1)

Total asset-backed	1,100	(5)	50	(33)	7	(149)	970	(13)

States, municipalities and political subdivisions	756	—	9	(307)	—	—	458	—
Corporate and other bonds	609	10	56	29	23	(127)	600	(2)
Redeemable preferred stock	2	6	—	(7)	—	—	1	—

Total fixed maturity securities	2,467	11	115	(318)	30	(276)	2,029	(15)

Equity securities	11	(4)	—	14	8	(7)	22	(5)
Derivative and other financial instruments, net	(11)	1	—	35	—	—	25	2
Short term investments	—	—	—	12	1	(11)	2	—
Life settlement contracts	130	25	—	(19)	—	—	136	11
Discontinued operations investments	16	—	1	(2)	—	(15)	—	—
Separate account business	38	—	—	3	—	—	41	—

Total	$2,651	$33	$116	$(275)	$39	$(309)	$2,255	$(7)

		Net realized
		investment
		gains (losses)	Net change in					Unrealized gains
		and net	unrealized					(losses) on
		change in	appreciation					Level 3 assets
		unrealized	(depreciation)	Purchases,				and liabilities
		appreciation	included in	sales,				held at
	Balance at	(depreciation)	other	issuances	Transfers	Transfers	Balance at	September 30,
	January 1,	included in	comprehensive	and	into	out of	September 30,	2009 recognized
Level 3	2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*
(In millions)
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$782	$(22)	$98	$(28)	$71	$(164)	$737	$(13)
Commercial mortgage-backed	186	(168)	170	(3)	26	—	211	(166)
Other asset-backed	139	(29)	54	90	153	(119)	288	(31)

Total asset-backed	1,107	(219)	322	59	250	(283)	1,236	(210)

States, municipalities and political subdivisions	750	—	74	(54)	—	—	770	—
Foreign government	6	—	—	—	—	(6)	—	—
Corporate and other bonds	616	(15)	113	130	23	(95)	772	(15)
Redeemable preferred stock	13	(9)	9	7	—	(18)	2	(9)

Total fixed maturity securities	2,492	(243)	518	142	273	(402)	2,780	(234)

Equity securities	210	—	(1)	—	—	(199)	10	—
Derivative financial instruments, net	(87)	15	—	62	—	—	(10)	(11)
Short term investments	—	—	1	7	—	—	8	—
Life settlement contracts	129	24	—	(24)	—	—	129	7
Discontinued operations investments	15	—	3	(2)	—	—	16	—
Separate account business	38	—	—	3	—	(1)	40	—

Total	$2,797	$(204)	$521	$188	$273	$(602)	$2,973	$(238)

*        Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items

Fixed maturity securities available-for-sale	Net realized investment gains (losses)

Fixed maturity securities trading	Net investment income

Equity securities	Net realized investment gains (losses)

Derivative financial instruments held in a trading portfolio	Net investment income

Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)

Life settlement contracts	Other revenues
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
Derivative and Other Financial Instruments
Exchange traded derivatives, primarily futures, are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Other financial instruments consist of

Level 3 securities which contain embedded derivatives for which the fair value option has been elected and are priced using either broker/dealer quotes or internal models with inputs that are not market observable.
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are observable. Level 3 securities include bank debt securities purchased within one year of maturity where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency to the market inputs used.
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

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value
Financial assets
Notes receivable for the issuance of common stock	$30	$29	$30	$29
Mortgage loans	70	71	—	—

Financial liabilities
Premium deposits and annuity contracts	$100	$105	$105	$106
Short term debt	400	415	—	—
Long term debt	2,251	2,426	2,303	2,290
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
The Company’s senior notes and debentures were valued based on quoted market prices. The fair value for other debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.

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
Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $12 million and $100 million for the three and nine months ended September 30, 2010. Catastrophe losses in 2010 related primarily to wind and thunderstorms. The Company reported catastrophe losses, net of reinsurance, of $23 million and $79 million for the three and nine months ended September 30, 2009. There can be no assurance that the Company’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of the Company’s Asbestos and Environmental Pollution (A&EP) reserves.
A&EP Reserves
On August 31, 2010, CCC together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO.
Under the terms of the NICO transaction, effective January 1, 2010 the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion (Loss Portfolio Transfer). Included in the $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves was approximately $90 million of net claim and allocated claim adjustment expense reserves relating to the Company’s discontinued operations. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO is net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities. However, unallocated claim adjustment expenses are not subject to the aggregate reinsurance limit.
The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million. As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to the Company. This $2.2 billion will be reduced by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to the Company’s A&EP claims.
The following table displays the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statement of Operations.
Impact on Condensed Consolidated Statement of Operations

(In millions)	2010
Other operating expenses	$529
Income tax benefit	185

Loss from continuing operations, included in the Corporate & Other Non-Core segment	(344)
Loss from discontinued operations	(21)

Net loss attributable to CNA	$(365)

In connection with the transfer of billed third party reinsurance receivables related to A&EP claims and the coverage of credit risk afforded under the terms of the Loss Portfolio Transfer, the Company reduced its allowance for uncollectible reinsurance receivables on billed third party reinsurance receivables and ceded claim and allocated claim adjustment expense reserves by $200 million. This reduction is reflected in Other operating expenses presented above.
At September 30, 2010, the gross A&EP claim and allocated claim adjustment expense reserves were $2.5 billion, which were ceded under the Loss Portfolio Transfer and other existing third party reinsurance agreements. At September 30, 2010, the remaining amount available under the $4 billion aggregate limit of the Loss Portfolio Transfer was $2.4 billion on an incurred basis. The net ultimate losses paid under the Loss Portfolio Transfer were $172 million through September 30, 2010.
The Loss Portfolio Transfer is considered a retroactive reinsurance contract. In the event that the cumulative claim and allocated claim adjustment expenses ceded under the Loss Portfolio Transfer exceed the consideration paid, the resulting gain from such excess would be deferred. A cumulative amortization adjustment would be recognized in earnings in the period such excess arises so that the resulting deferred gain would reflect the balance that would have existed if the revised estimate was available at the inception date of the Loss Portfolio Transfer.
Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core. Unfavorable net prior year development of $26 million was recorded in the Life & Group Non-Core segment for the three months ended September 30, 2010. There was no net prior year development recorded in the Life & Group Non-Core segment for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009 for the Life & Group Non-Core segment, favorable net prior year development of $81 million and $75 million was recorded. These amounts included the impact of a settlement reached in September 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay the Company a total of $130 million, which was reported as a loss recovery of $94 million, net of reinsurance.
Three Month Comparison
Net Prior Year Development
Three months ended September 30, 2010

	CNA	CNA	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(65)	$(26)	$2	$(89)
A&EP	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(65)	(26)	2	(89)

Pretax (favorable) unfavorable premium development	(2)	(2)	—	(4)

Total pretax (favorable) unfavorable net prior year development	$(67)	$(28)	$2	$(93)

Net Prior Year Development
Three months ended September 30, 2009

	CNA	CNA	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(39)	$(21)	$1	$(59)
A&EP	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(39)	(21)	1	(59)

Pretax (favorable) unfavorable premium development	3	9	—	12

Total pretax (favorable) unfavorable net prior year development	$(36)	$(12)	$1	$(47)

2010 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to surety and professional liability coverages.
Favorable claim and allocated claim adjustment expense reserve development of approximately $38 million was recorded for surety coverages primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $27 million was recorded for directors & officers and errors & omissions coverages for large firms. This favorable development was primarily the result of reviews of large claims in accident years 2007 and prior.
Both favorable and unfavorable claim and allocated claim adjustment expense reserve development was recorded for medical professional liability coverages. Favorable development was recorded in nursing home liability business, primarily in accident years 2007 and prior due to favorable incurred emergence. Unfavorable development was recorded for products liability coverage in accident years 2008 and 2009 due to increased frequency of large losses related to medical products.
Both favorable and unfavorable claim and allocated claim adjustment expense reserve development occurred in professional liability lines primarily related to errors & omission and employment practice liability coverages. The favorable development primarily related to accident years 2007 and prior and was the result of decreased severity and a decrease in excess loss expectations. The unfavorable development in accident years 2008 and 2009 was driven by the economic recession and higher unemployment.
CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability, umbrella, property and marine coverages, partially offset by unfavorable experience in workers’ compensation.
Favorable claim and allocated claim adjustment expense reserve development of approximately $70 million was recorded for general liability and umbrella coverages primarily due to better than expected loss emergence in accident years 2006 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $28 million was recorded for property and marine coverages in the Company’s international commercial book due to lower than expected frequency of large claims primarily in accident year 2009.
Favorable claim and allocated claim adjustment expense reserve development of approximately $23 million was recorded for marine business. This development was primarily the result of decreased claim frequency, favorable salvage recoveries in accident year 2008 for cargo business and lower severity for excess liability in accident years 2005 and prior.
Unfavorable claim and allocated claim adjustment expense reserve development of approximately $60 million was recorded for excess workers’ compensation primarily due to increased frequency in accident years 2004 and prior.
Unfavorable claim and allocated claim adjustment expense reserve development of approximately $42 million was related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2008 and prior.

2009 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in professional liability, directors & officers and surety business.
Approximately $20 million of favorable development was recorded for professional liability coverages driven by lower than expected large claim frequency, primarily related to accountants and lawyers in accident years 2004 through 2006. Approximately $11 million of favorable development was primarily related to directors & officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency.
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
Approximately $47 million of unfavorable development was due to increased paid and incurred severity on worker’s compensation business, primarily in accident years 2004, 2007 and 2008 on small and middle market business.

Nine Month Comparison
Net Prior Year Development
Nine months ended September 30, 2010

	CNA	CNA	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(215)	$(229)	$5	$(439)
A&EP	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(215)	(229)	5	(439)

Pretax (favorable) unfavorable premium development	(5)	54	(3)	46

Total pretax (favorable) unfavorable net prior year development	$(220)	$(175)	$2	$(393)

Net Prior Year Development Nine months ended September 30, 2009

	CNA	CNA	Corporate & Other
(In millions)	Specialty	Commercial	Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(103)	$(148)	$6	$(245)
A&EP	—	—	—	—

Pretax (favorable) unfavorable net prior year development before impact of premium development	(103)	(148)	6	(245)

Pretax (favorable) unfavorable premium development	—	85	(3)	82

Total pretax (favorable) unfavorable net prior year development	$(103)	$(63)	$3	$(163)

2010 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to professional liability and surety coverages.
Favorable claim and allocated claim adjustment expense reserve development of approximately $164 million was recorded for errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims, primarily in accident years 2007 and prior, and the result of reviews of large claims in accident years 2007 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million was recorded for medical professional liability coverages. Favorable development was primarily due to favorable incurred emergence, primarily in accident years 2007 and prior. Unfavorable development in accident years 2008 and 2009 was due to increased frequency of large losses related to medical products.
Favorable claim and allocated claim adjustment expense reserve development of approximately $49 million was recorded for surety coverages primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.
Unfavorable claim and allocated claim adjustment expense reserve development of approximately $66 million was recorded for employment practices liability and errors & omissions coverages. The unfavorable development in accident years 2008 and 2009 was driven by the economic recession and higher unemployment.
CNA Commercial
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in property, general liability, umbrella, auto and international casualty coverages.
Favorable claim and allocated claim adjustment expense reserve development of approximately $109 million was recorded for property coverages. Favorable development of $53 million was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009 related to catastrophes. Additional favorable development of approximately $56 million was due to decreased severity in accident years 2009 and prior related to non-catastrophes.
Favorable claim and allocated claim adjustment expense reserve development of approximately $79 million was recorded for international commercial coverages. Approximately $32 million of favorable development was recorded due to decreased frequency across several lines within the Company’s Hawaiian affiliate, primarily in accident years 2008 and prior. Approximately $23 million of favorable development was primarily due to a commutation within the European affiliate’s book of renewable energy business. Approximately $26 million of favorable development was recorded for property and marine coverages in the Company’s international commercial book due to lower than expected frequency of large claims primarily in accident year 2009.
Favorable claim and allocated claim adjustment expense reserve development of approximately $78 million was recorded for general liability and umbrella coverages primarily due to better than expected loss emergence in accident years 2006 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $62 million was recorded for commercial auto coverages primarily due to decreased frequency and severity trends in accident years 2009 and prior.
Favorable claim and allocated claim adjustment expense reserve development of approximately $25 million was recorded for marine business. This development was primarily the result of decreased claim frequency, favorable salvage recoveries in recent accident years and lower severity for excess liability in accident years 2005 and prior.
Unfavorable claim and allocated claim adjustment expense reserve development of approximately $60 million was recorded for excess workers’ compensation primarily due to increased frequency in accident years 2004 and prior.

Unfavorable claim and allocated claim adjustment expense reserve development of approximately $44 million was related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2008 and prior.
Unfavorable claim and allocated claim adjustment expense reserve development of approximately $35 million was due to increased claim frequency in a portion of the Company’s primary casualty surplus lines book in accident years 2008 and 2009.
Unfavorable premium development of approximately $54 million was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

2009 Net Prior Year Development
CNA Specialty
The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, professional liability, directors & officers and surety business.
Favorable development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations. Additional favorable development of $35 million was recorded for professional liability coverages. This favorable experience was related to several items, including favorable experience on a number of large claims related to financial institutions in accident years 2003 and prior, decreased frequency of large claims in accident years 2007 and prior related to financial institutions, and lower than expected large claim frequency related to accountants and lawyers in accident years 2004 through 2006. Approximately $30 million of favorable development was primarily related to directors & officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency. An additional $4 million of favorable development was a result of favorable outcomes on claims relating to catastrophes in accident year 2005.
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

Note H. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs’ consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court’s dismissal of the antitrust claims and the RICO claims against CNAF and certain insurance subsidiaries, but vacated the dismissal of those claims against other parties. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNAF and certain insurance subsidiaries and other parties to allow for further proceedings before the District Court. The District Court has ordered that the briefing on any further motions to dismiss the remanded claims be completed in November 2010. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
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
Note I. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Pension cost
Service cost	$5	$4	$13	$12
Interest cost on projected benefit obligation	38	38	112	115
Expected return on plan assets	(41)	(37)	(122)	(109)
Amortization of net actuarial loss	6	7	18	19

Net periodic pension cost	$8	$12	$21	$37

Postretirement benefit
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	3	6	7
Amortization of prior service cost	(4)	(4)	(12)	(12)
Amortization of net actuarial loss	—	—	1	—

Net periodic postretirement benefit	$(2)	$(1)	$(4)	$(4)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at September 30, 2010 that the Company could be required to pay under this guarantee are approximately $195 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts that guarantee minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $13 million at September 30, 2010, are $9 million in 2010, $3 million in 2011 and $1 million in 2012.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2010, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of September 30, 2010 and December 31, 2009, the Company has recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note K. Business Segments
The Company’s core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted. All significant intrasegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

Three months ended	CNA	CNA	Life & Group	Corporate & Other
September 30, 2010	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)
Revenues
Net earned premiums	$679	$819	$145	$3	$(1)	$1,645
Net investment income	148	214	182	37	—	581
Other revenues	57	15	4	(1)	—	75

Total operating revenues	884	1,048	331	39	(1)	2,301

Claims, Benefits and Expenses
Net incurred claims and benefits	393	576	354	14	—	1,337
Policyholders’ dividends	2	4	1	—	—	7
Amortization of deferred acquisition costs	162	183	6	—	—	351
Other insurance related expenses	45	104	41	9	(1)	198
Other expenses	47	14	7	569	—	637

Total claims, benefits and expenses	649	881	409	592	(1)	2,530

Operating income (loss) from continuing operations before income tax	235	167	(78)	(553)	—	(229)
Income tax (expense) benefit on operating income (loss)	(80)	(54)	23	198	—	87
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(11)	(5)	—	—	—	(16)

Net operating income (loss) from continuing operations attributable to CNA	144	108	(55)	(355)	—	(158)

Net realized investment gains, net of participating policyholders’ interests	15	21	20	6	—	62
Income tax expense on net realized investment gains	(6)	(8)	(7)	(2)	—	(23)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1

Net realized investment gains attributable to CNA	9	14	13	4	—	40

Net income (loss) from continuing operations attributable to CNA	$153	$122	$(42)	$(351)	$—	$(118)

Three months ended	CNA	CNA	Life & Group	Corporate & Other
September 30, 2009	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)
Revenues
Net earned premiums	$687	$874	$149	$(3)	$—	$1,707
Net investment income	154	276	169	61	—	660
Other revenues	53	13	2	5	—	73

Total operating revenues	894	1,163	320	63	—	2,440

Claims, Benefits and Expenses
Net incurred claims and benefits	410	642	199	25	—	1,276
Policyholders’ dividends	1	4	2	—	—	7
Amortization of deferred acquisition costs	157	203	5	—	—	365
Other insurance related expenses	40	118	45	1	—	204
Other expenses	45	23	7	27	—	102

Total claims, benefits and expenses	653	990	258	53	—	1,954

Operating income from continuing operations before income tax	241	173	62	10	—	486
Income tax expense on operating income	(78)	(52)	(11)	(1)	—	(142)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(10)	(3)	—	—	—	(13)

Net operating income from continuing operations attributable to CNA	153	118	51	9	—	331

Net realized investment gains (losses), net of participating policyholders’ interests	(35)	(69)	21	(17)	—	(100)
Income tax (expense) benefit on net realized investment gains (losses)	11	24	(7)	6	—	34
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)

Net realized investment gains (losses) attributable to CNA	(24)	(46)	14	(11)	—	(67)

Net income (loss) from continuing operations attributable to CNA	$129	$72	$65	$(2)	$—	$264

Nine months ended	CNA	CNA	Life & Group	Corporate & Other
September 30, 2010	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)
Revenues
Net earned premiums	$1,998	$2,432	$436	$5	$(3)	$4,868
Net investment income	420	613	531	128	—	1,692
Other revenues	162	49	10	5	—	226

Total operating revenues	2,580	3,094	977	138	(3)	6,786

Claims, Benefits and Expenses
Net incurred claims and benefits	1,115	1,662	949	54	—	3,780
Policyholders’ dividends	6	11	2	—	—	19
Amortization of deferred acquisition costs	471	552	15	—	—	1,038
Other insurance related expenses	139	318	137	10	(3)	601
Other expenses	141	42	13	641	—	837

Total claims, benefits and expenses	1,872	2,585	1,116	705	(3)	6,275

Operating income (loss) from continuing operations before income tax	708	509	(139)	(567)	—	511
Income tax (expense) benefit on operating income (loss)	(238)	(165)	67	204	—	(132)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(30)	(15)	—	—	—	(45)

Net operating income (loss) from continuing operations attributable to CNA	440	329	(72)	(363)	—	334

Net realized investment gains, net of participating policyholders’ interests	60	29	15	21	—	125
Income tax expense on net realized investment gains	(21)	(16)	(7)	(7)	—	(51)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1

Net realized investment gains attributable to CNA	39	14	8	14	—	75

Net income (loss) from continuing operations attributable to CNA	$479	$343	$(64)	$(349)	$—	$409

September 30, 2010 (In millions)
Reinsurance receivables	$976	$2,131	$1,546	$2,824	$—	$7,477
Insurance receivables	$641	$1,122	$8	$7	$—	$1,778
Deferred acquisition costs	$329	$328	$439	$—	$—	$1,096
Insurance reserves
Claim and claim adjustment expenses	$6,913	$12,535	$2,744	$3,591	$—	$25,783
Unearned premiums	1,550	1,577	137	2	(1)	3,265
Future policy benefits	—	—	8,372	—	—	8,372
Policyholders’ funds	13	13	138	—	—	164

Nine months ended	CNA	CNA	Life & Group	Corporate & Other
September 30, 2009	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)
Revenues
Net earned premiums	$2,014	$2,574	$447	$2	$(2)	$5,035
Net investment income	396	702	496	161	—	1,755
Other revenues	153	47	7	6	—	213

Total operating revenues	2,563	3,323	950	169	(2)	7,003

Claims, Benefits and Expenses
Net incurred claims and benefits	1,209	1,852	773	69	—	3,903
Policyholders’ dividends	7	6	3	—	—	16
Amortization of deferred acquisition costs	457	591	15	—	—	1,063
Other insurance related expenses	123	301	138	3	(2)	563
Other expenses	133	62	64	87	—	346

Total claims, benefits and expenses	1,929	2,812	993	159	(2)	5,891

Operating income (loss) from continuing operations before income tax	634	511	(43)	10	—	1,112
Income tax (expense) benefit on operating income (loss)	(195)	(143)	46	3	—	(289)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(26)	(12)	—	—	—	(38)

Net operating income from continuing operations attributable to CNA	413	356	3	13	—	785

Net realized investment losses, net of participating policyholders’ interests	(227)	(438)	(156)	(108)	—	(929)
Income tax benefit on net realized investment losses	76	150	55	38	—	319
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—

Net realized investment losses attributable to CNA	(151)	(288)	(101)	(70)	—	(610)

Net income (loss) from continuing operations attributable to CNA	$262	$68	$(98)	$(57)	$—	$175

December 31, 2009
(In millions)
Reinsurance receivables	$1,077	$2,234	$1,744	$1,877	$—	$6,932
Insurance receivables	$613	$1,234	$9	$2	$—	$1,858
Deferred acquisition costs	$318	$336	$454	$—	$—	$1,108
Insurance reserves
Claim and claim adjustment expenses	$6,922	$13,005	$2,883	$4,006	$—	$26,816
Unearned premiums	1,528	1,603	140	3	—	3,274
Future policy benefits	—	—	7,981	—	—	7,981
Policyholders’ funds	11	11	170	—	—	192

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.

Revenues by Line of Business
	Three Months		Nine Months
Periods ended September 30	2010	2009	2010	2009
(In millions)
CNA Specialty
Professional & Management Liability	$650	$619	$1,915	$1,673
International	51	46	150	116
Surety	124	123	357	355
Warranty & Alternative Risks	74	71	218	192

CNA Specialty revenues	899	859	2,640	2,336

CNA Commercial
Commercial Insurance	735	722	2,138	1,895
Business Insurance	142	150	423	393
International	123	160	367	453
CNA Select Risk	69	62	195	144

CNA Commercial revenues	1,069	1,094	3,123	2,885

Life & Group Non-Core
Life & Annuity	69	80	185	167
Health	276	257	796	620
Other	6	4	11	7

Life & Group Non-Core revenues	351	341	992	794

Corporate & Other Non-Core revenues	45	46	159	61

Eliminations	(1)	—	(3)	(2)

Total revenues	$2,363	$2,340	$6,911	$6,074

Note L. IT Transformation
During the first quarter of 2010, the Company commenced a program involving several initiatives intended to significantly transform its Information Technology (IT) organization and delivery model. A key initiative is moving to a managed services model which involves outsourcing the Company’s infrastructure and application development functions to selected vendors that have proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of the Company’s businesses. The costs of the IT Transformation include estimated employee termination benefits, employee retention benefits, and legal, consulting and other vendor transition services costs. The Company anticipates that the total costs for the IT Transformation will be approximately $41 million, of which $5 million was incurred during the third quarter of 2010. Through September 30, 2010, the Company has incurred $34 million of costs for the IT Transformation and has paid $9 million of these costs. The Company anticipates the program will be completed by December 2011, with the majority of the remaining costs recognized during 2010.
The costs incurred to date are included in Total claims, benefits and expenses on the Condensed Consolidated Statements of Operations and have been allocated to the Company’s reportable segments in a manner consistent with the Company’s current allocation of IT expenses, which is primarily based on estimated consumption. The costs by reportable segment for the nine months ended September 30, 2010 are as follows.

IT Transformation Costs by Segment

Nine months ended September 30
(In millions)	2010
CNA Specialty	$7
CNA Commercial	15
Life & Group Non-Core	9
Corporate & Other Non-Core	3

Total IT Transformation Costs	$34

Note M. Subsequent Event
As discussed in Note A, the Company currently owns 62% of CNA Surety which is publicly-traded. CNA Surety is included in the Condensed Consolidated Financial Statements of the Company, with the minority common shareholders proportionate share of CNA Surety’s net income and net equity presented as noncontrolling interests. On November 1, 2010, the Company announced that it has proposed to acquire all of the outstanding shares of common stock of CNA Surety that are not currently owned by the Company for $22 per share. Any amount paid to acquire the common shares of CNA Surety not owned by the Company above or below the noncontrolling interest reflected in the Company’s equity would be reflected as an adjustment to the Company’s Additional paid-in capital. The noncontrolling interest in the Company’s equity related to CNA Surety at September 30, 2010 was $397 million. There can be no assurance that this transaction will be consummated at the price indicated above or at all.

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the consolidated operations and financial condition of CNA Financial Corporation (CNAF) and its controlled subsidiaries (collectively CNA or the Company). References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNA and its subsidiaries. Based on 2009 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2009.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K of the Condensed Consolidated Financial Statements included under Part I, Item 1. In evaluating the results of our CNA Specialty and CNA Commercial segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Agreement to Cede Asbestos and Environmental Pollution (A&EP) Liabilities to National Indemnity Company (NICO)
As further discussed in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1, on August 31, 2010, we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of our legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer). We recognized an after-tax net loss of $365 million in the third quarter of 2010, of which $344 million related to our continuing operations. Since a portion of the liabilities ceded related to our discontinued operations, we recognized an after-tax net loss for discontinued operations of $21 million in the third quarter of 2010.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Revenues
Net earned premiums	$1,645	$1,707	$4,868	$5,035
Net investment income	581	660	1,692	1,755
Other revenues	75	73	226	213

Total operating revenues	2,301	2,440	6,786	7,003

Claims, Benefits and Expenses
Net incurred claims and benefits	1,337	1,276	3,780	3,903
Policyholders’ dividends	7	7	19	16
Amortization of deferred acquisition costs	351	365	1,038	1,063
Other insurance related expenses	198	204	601	563
Other expenses	637	102	837	346

Total claims, benefits and expenses	2,530	1,954	6,275	5,891

Operating income (loss) from continuing operations before income tax	(229)	486	511	1,112
Income tax (expense) benefit on operating income (loss)	87	(142)	(132)	(289)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(16)	(13)	(45)	(38)

Net operating income (loss) from continuing operations attributable to CNA	(158)	331	334	785

Net realized investment gains (losses), net of participating policyholders’ interests	62	(100)	125	(929)
Income tax (expense) benefit on net realized investment gains (losses)	(23)	34	(51)	319
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	1	(1)	1	—

Net realized investment gains (losses) attributable to CNA	40	(67)	75	(610)

Income (loss) from continuing operations attributable to CNA	(118)	264	409	175

Loss from discontinued operations attributable to CNA, net of income tax (expense) benefit of $0, $0, $0 and $0	(22)	(1)	(21)	(2)

Net income (loss) attributable to CNA	$(140)	$263	$388	$173

Three Month Comparison
Net results decreased $403 million for the three months ended September 30, 2010 as compared with the same period in 2009. This decrease was primarily due to lower net operating results driven by the loss associated with the Loss Portfolio Transfer, partially offset by improved net realized investment results. Excluding the loss associated with the Loss Portfolio Transfer, net income decreased $38 million for the three months ended September 30, 2010 as compared with the same period in 2009.

Net realized investment results improved $107 million for the three months ended September 30, 2010 as compared with the same period in 2009. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating results decreased $489 million for the three months ended September 30, 2010 as compared with the same period in 2009. Excluding the loss associated with the Loss Portfolio Transfer, net operating income decreased $145 million for the three months ended September 30, 2010 as compared with the same period in 2009. Net operating income decreased $19 million for our core segments, CNA Specialty and CNA Commercial. Our core segments were unfavorably impacted by lower net investment income, driven by less favorable limited partnership income, partially offset by increased favorable net prior year development. Net operating results decreased $126 million for our non-core segments, which includes the favorable impact in 2009 of a $61 million after-tax gain arising from the Willis Limited settlement as further discussed in the Life & Group Non-Core segment discussion of this MD&A.
Favorable net prior year development of $93 million and $47 million was recorded for the three months ended September 30, 2010 and 2009 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended September 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums decreased $62 million for the three months ended September 30, 2010 as compared with the same period in 2009, driven by a $55 million decrease in CNA Commercial. See the Segment Results section of this MD&A for further discussion.
Net loss from discontinued operations increased $21 million for the three months ended September 30, 2010 as compared with the same period in 2009, due to the loss associated with the Loss Portfolio Transfer.
Nine Month Comparison
Net income improved $215 million for the nine months ended September 30, 2010 as compared with the same period in 2009. This improvement was driven by significantly improved net realized investment results, partially offset by a decrease in net operating income, primarily driven by the loss associated with the Loss Portfolio Transfer. Excluding the loss associated with the Loss Portfolio Transfer, net income improved $580 million for the nine months ended September 30, 2010 as compared with the same period in 2009.
Net realized investment results improved $685 million for the nine months ended September 30, 2010 as compared with the same period in 2009. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income decreased $451 million for the nine months ended September 30, 2010 as compared with the same period in 2009. Excluding the loss associated with the Loss Portfolio Transfer, net operating income decreased $107 million for the nine months ended September 30, 2010 as compared with the same period in 2009. This decrease was primarily due to the same reasons discussed above in the three month comparison. Additionally, results for our core segments were unfavorably impacted by decreased current accident year underwriting results, including higher catastrophe losses.
As further discussed in Note L of the Condensed Consolidated Financial Statements included under Part I, Item 1, we commenced a program during the first quarter of 2010 to significantly transform our IT organization and delivery model. We anticipate that the total costs for this program will be approximately $41 million, of which $34 million was incurred through the third quarter of 2010. When the results of this program are fully operational, we anticipate significant annual savings based on our current annual level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support our business strategies.
Favorable net prior year development of $393 million and $163 million was recorded for the nine months ended September 30, 2010 and 2009 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the nine months ended September 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Net earned premiums decreased $167 million for the nine months ended September 30, 2010 as compared with the same period in 2009, driven by a $142 million decrease in CNA Commercial. See the Segment Results section of this MD&A for further discussion.
Net loss from discontinued operations increased $19 million for the nine months ended September 30, 2010 as compared with the same period in 2009, due to the loss associated with the Loss Portfolio Transfer.
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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
CNA SPECIALTY
The following table details the results of operations for CNA Specialty.

Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Net written premiums	$706	$690	$2,009	$2,017
Net earned premiums	679	687	1,998	2,014
Net investment income	148	154	420	396
Net operating income	144	153	440	413
Net realized investment gains (losses), after-tax	9	(24)	39	(151)
Net income	153	129	479	262

Ratios
Loss and loss adjustment expense	57.8%	59.8%	55.8%	60.1%
Expense	30.4	28.8	30.5	28.7
Dividend	0.3	0.2	0.3	0.4

Combined	88.5%	88.8%	86.6%	89.2%

Three Month Comparison
Net written premiums for CNA Specialty increased $16 million for the three months ended September 30, 2010 as compared with the same period in 2009. Net written premiums increased in our professional management and liability lines of business. This increase was partially offset by continued decreased insured exposures and lower rates in our architects & engineers and CNA HealthPro lines of business due to current economic and competitive market conditions. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $8 million as compared to the same period in 2009, due to the impact of decreased net written premiums in prior quarters.
CNA Specialty’s average rate decreased 2% and 1% for the three months ended September 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 86% and 85% were achieved for those policies that were available for renewal in each period.
Net income increased $24 million for the three months ended September 30, 2010 as compared with the same period in 2009. This increase was due to improved net realized investment results, partially offset by lower net operating income. See the Investments section of this MD&A for further discussion of net realized investment results.
Net operating income decreased $9 million for the three months ended September 30, 2010 as compared with the same period in 2009. This decrease was primarily due to decreased current accident year underwriting results and lower net investment income, partially offset by increased favorable net prior year development.
The combined ratio improved 0.3 points for the three months ended September 30, 2010 as compared with the same period in 2009. The loss ratio improved 2.0 points, primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.6 points, primarily related to higher underwriting expenses.
Favorable net prior year development of $67 million was recorded for the three months ended September 30, 2010, compared to favorable net prior year development of $36 million for the same period in 2009. Further information on CNA Specialty’s net prior year development for the three months ended September 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Specialty decreased $8 million and net earned premiums decreased $16 million for the nine months ended September 30, 2010 as compared with the same period in 2009, driven by decreased insured exposures and lower rates as discussed in the three month comparison above.
CNA Specialty’s average rate decreased 2% for the nine months ended September 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 86% and 85% were achieved for those policies that were available for renewal in each period.
Net income improved $217 million for the nine months ended September 30, 2010 as compared with the same period in 2009. This improvement was due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of net realized investment results.
Net operating income increased $27 million for the nine months ended September 30, 2010 as compared with the same period in 2009, primarily due to increased favorable net prior year development and improved net investment income, partially offset by decreased current accident year underwriting results.
The combined ratio improved 2.6 points for the nine months ended September 30, 2010 as compared with the same period in 2009. The loss ratio improved 4.3 points, primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.8 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $220 million was recorded for the nine months ended September 30, 2010 compared to favorable net prior year development of $103 million for the same period in 2009. Further information on CNA Specialty’s net prior year development for the nine months ended September 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2010 and December 31, 2009 for CNA Specialty.

Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30,	December 31,
(In millions)	2010	2009
Gross Case Reserves	$2,329	$2,208
Gross IBNR Reserves	4,584	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,913	$6,922

Net Case Reserves	$1,941	$1,781
Net IBNR Reserves	4,024	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,965	$5,866

CNA COMMERCIAL
The following table details the results of operations for CNA Commercial.

Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Net written premiums	$763	$787	$2,430	$2,647
Net earned premiums	819	874	2,432	2,574
Net investment income	214	276	613	702
Net operating income	108	118	329	356
Net realized investment gains (losses), after-tax	14	(46)	14	(288)
Net income	122	72	343	68

Ratios
Loss and loss adjustment expense	70.2%	73.4%	68.3%	71.9%
Expense	35.1	36.8	35.8	34.7
Dividend	0.4	0.4	0.4	0.2

Combined	105.7%	110.6%	104.5%	106.8%

Three Month Comparison
Net written premiums for CNA Commercial decreased $24 million for the three months ended September 30, 2010 as compared with the same period in 2009. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Current economic conditions have led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $55 million for the three months ended September 30, 2010 as compared with the same period in 2009, consistent with the trend of lower net written premiums.
CNA Commercial’s average rate was flat for the three months ended September 30, 2010 and 2009 for the policies that renewed during those periods. Retention rates of 81% and 80% were achieved for those policies that were available for renewal in each period.
Net income improved $50 million for the three months ended September 30, 2010 as compared with the same period in 2009. This improvement was due to improved net realized investment results, partially offset by lower net operating income. See the Investments section of this MD&A for further discussion of net realized investment results and net investment income.
Net operating income decreased $10 million for the three months ended September 30, 2010 as compared with the same period in 2009. This decrease was primarily due to lower net investment income, driven by less favorable limited partnership income, partially offset by increased favorable net prior year development.
The combined ratio improved 4.9 points for the three months ended September 30, 2010 as compared with the same period in 2009. The loss ratio improved 3.2 points, primarily due to increased favorable net prior year development and decreased catastrophe losses. Catastrophe losses were $11 million, or 1.4 points of the loss ratio, for the three months ended September 30, 2010, as compared to $21 million, or 2.4 points of the loss ratio, for the same period in 2009.
The expense ratio improved 1.7 points for the three months ended September 30, 2010 as compared with the same period in 2009, primarily due to the favorable impact of a reduction in the allowance for uncollectible insurance receivables and decreased unfavorable changes in estimates for insurance-related assessments. These favorable impacts were partially offset by the unfavorable impact of the lower net earned premium base.
Favorable net prior year development of $28 million was recorded for the three months ended September 30, 2010, compared to favorable net prior year development of $12 million for the same period in 2009. Further information on CNA Commercial net prior year development for the three months ended September 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Commercial decreased $217 million and net earned premiums decreased $142 million for the nine months ended September 30, 2010 as compared with the same period in 2009, primarily due to the same reasons discussed above in the three month comparison.
CNA Commercial’s average rate increased 1% for the nine months ended September 30, 2010, as compared to a decrease of 1% for the nine months ended September 30, 2009 for the policies that renewed during those periods. Retention rates of 79% and 81% were achieved for those policies that were available for renewal in each period.
Net income improved $275 million for the nine months ended September 30, 2010 as compared with the same period in 2009, due to the same reasons discussed above in the three month comparison.
Net operating income decreased $27 million for the nine months ended September 30, 2010 as compared with the same period in 2009. This decrease was primarily due to lower net investment income, driven by less favorable limited partnership income, and decreased current accident year underwriting results, including higher catastrophe losses. These unfavorable items were partially offset by increased favorable net prior year development.
The combined ratio improved 2.3 points for the nine months ended September 30, 2010 as compared with the same period in 2009. The loss ratio improved 3.6 points, primarily due to 4.9 points of increased favorable net prior year development, partially offset by increased catastrophe losses and the impact of a higher current accident year non-catastrophe loss ratio. Catastrophe losses were $94 million, or 3.9 points of the loss ratio, for the nine months ended September 30, 2010, as compared to $73 million, or 2.8 points of the loss ratio, for the same period in 2009.
The expense ratio increased 1.1 points for the nine months ended September 30, 2010 as compared with the same period in 2009, primarily due to increased underwriting expenses and the unfavorable impact of the lower net earned premium base. Underwriting expenses were unfavorably impacted by IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $175 million was recorded for the nine months ended September 30, 2010, compared to favorable net prior year development of $63 million for the same period in 2009. Further information on CNA Commercial net prior year development for the nine months ended September 30, 2010 and 2009 is included in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2010 and December 31, 2009 for CNA Commercial.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	September 30,	December 31,
(In millions)	2010	2009
Gross Case Reserves	$6,443	$6,510
Gross IBNR Reserves	6,092	6,495

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,535	$13,005

Net Case Reserves	$5,270	$5,269
Net IBNR Reserves	5,218	5,580

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,488	$10,849

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.

Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Net earned premiums	$145	$149	$436	$447
Net investment income	182	169	531	496
Net operating income (loss)	(55)	51	(72)	3
Net realized investment gains (losses), after-tax	13	14	8	(101)
Net income (loss)	(42)	65	(64)	(98)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $4 million for the three months ended September 30, 2010 as compared with the same period in 2009. Net earned premiums relate primarily to the individual and group long term care businesses.
Net results decreased $107 million for the three months ended September 30, 2010 as compared with the same period in 2009. This decrease was primarily due to the favorable impact in 2009 of a $61 million after-tax gain arising from a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Also contributing to the decrease in net results was a $39 million pretax and after-tax increase to payout annuity benefit reserves resulting from unlocking assumptions due to loss recognition, and less favorable performance on our pension deposit business.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we recorded an additional pretax liability in Policyholders’ funds during 2008 based on the results of the investments supporting this business at that time. During the third quarter of 2009, we decreased this pretax liability by $18 million based on improved results from these investments. During the third quarter of 2010, we decreased the remaining pretax liability by $7 million based on the results from these investments. We no longer carry an additional liability in Policyholders’ funds for these separate account investment contracts.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $11 million for the nine months ended September 30, 2010 as compared with the same period in 2009.
Net results improved $34 million for the nine months ended September 30, 2010 as compared with the same period in 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, 2009 results included the unfavorable impact of a $28 million after-tax legal accrual recorded in the second quarter of 2009. Partially offsetting these favorable impacts was the unfavorable Willis Limited settlement and the increase in the payout annuity benefit reserves as discussed above in the three month comparison, as well as unfavorable results in our long term care business.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&EP and intrasegment eliminations.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Net investment income	$37	$61	$128	$161
Net operating income (loss)	(355)	9	(363)	13
Net realized investment gains (losses), after-tax	4	(11)	14	(70)
Net loss	(351)	(2)	(349)	(57)
Three Month Comparison
Net loss increased $349 million for the three months ended September 30, 2010 as compared with the same period in 2009, driven by the after-tax net loss of $344 million as a result of the Loss Portfolio Transfer, as previously discussed in this MD&A. Net results were also impacted by lower net investment income and higher interest expense. Partially offsetting these unfavorable items were improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Unfavorable net prior year development of $2 million was recorded for the three months ended September 30, 2010, compared to unfavorable net prior year development of $1 million for the same period of 2009.
Nine Month Comparison
Net loss increased $292 million for the nine months ended September 30, 2010 as compared with the same period in 2009, primarily due to the same reasons discussed above in the three month comparison.
Unfavorable net prior year development of $2 million was recorded for the nine months ended September 30, 2010, compared to unfavorable net prior year development of $3 million for the same period of 2009.
The following table summarizes the gross and net carried reserves as of September 30, 2010 and December 31, 2009 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

	September 30,	December 31,
(In millions)	2010	2009
Gross Case Reserves	$1,497	$1,548
Gross IBNR Reserves	2,094	2,458

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,591	$4,006

Net Case Reserves	$504	$972
Net IBNR Reserves	365	1,515

Total Net Carried Claim and Claim Adjustment Expense Reserves	$869	$2,487

Total net carried claim and claim adjustment expense reserves decreased primarily as a result of the Loss Portfolio Transfer, as previously discussed in this MD&A.

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities	$511	$496	$1,540	$1,458
Short term investments	2	7	13	28
Limited partnerships	68	145	136	240
Equity securities	7	11	26	39
Mortgage loans	1	—	1	—
Trading portfolio	4	12	10	20
Other	2	2	7	6

Gross investment income	595	673	1,733	1,791
Investment expense	(14)	(13)	(41)	(36)

Net investment income	$581	$660	$1,692	$1,755

Net investment income for the three months ended September 30, 2010 decreased $79 million as compared with the same period in 2009. The decrease was primarily driven by less favorable income from our limited partnership investments. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.
Net investment income for the nine months ended September 30, 2010 decreased $63 million as compared with the same period in 2009. The decrease was primarily driven by less favorable income from our limited partnership investments, partially offset by the impact of reducing our short term and tax-exempt assets and shifting to higher yielding taxable long term bonds.
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.2% and 5.1% for the nine months ended September 30, 2010 and 2009. Tax-exempt municipal bonds generated $61 million and $207 million of net investment income for the three and nine months ended September 30, 2010 compared with $90 million and $295 million of net investment income for the same periods in 2009.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2010	2009	2010	2009
Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$—	$(34)	$4	$(61)
Asset-backed	22	(104)	32	(603)
States, municipalities and political subdivisions	7	17	15	72
Foreign government	—	1	1	27
Corporate and other bonds	47	8	110	(288)
Redeemable preferred stock	—	—	7	(9)

Total fixed maturity securities	76	(112)	169	(862)

Equity securities	(17)	19	(42)	(133)
Derivative securities	(1)	(13)	(1)	51
Short term investments and other	4	6	(1)	15

Net realized investment gains (losses), net of participating policyholders’ interests	62	(100)	125	(929)
Income tax (expense) benefit on net realized investment gains (losses)	(23)	34	(51)	319
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	1	(1)	1	—

Net realized investment gains (losses) attributable to CNA	$40	$(67)	$75	$(610)

Net realized investment results improved $107 million and $685 million for the three and nine months ended September 30, 2010 compared with the same periods in 2009. The improved results were driven by significantly lower other-than-temporary impairment (OTTI) losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note D of the Condensed Consolidated Financial Statements included under Part I, Item 1. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note B of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Our fixed maturity portfolio consists primarily of high quality bonds, 90% of which were rated as investment grade (rated BBB- or higher) at September 30, 2010 and December 31, 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (S&P) and Moody’s Investors Service, Inc. (Moody’s) in that order of preference. If a security is not rated by these providers, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.

Fixed Maturity Ratings

	September 30,		December 31,
(In millions)	2010	%	2009	%
U.S. Government and Agencies	$3,152	8%	$3,705	10%
AAA rated	5,229	14	5,855	17
AA and A rated	15,217	39	12,464	35
BBB rated	11,336	29	10,122	28
Non-investment grade	3,712	10	3,466	10

Total	$38,646	100%	$35,612	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,678 million and $3,637 million at September 30, 2010 and December 31, 2009. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

	September 30,
(In millions)	2010	%	December 31, 2009%
BB	$1,425	39%	$1,352	39%
B	1,157	31	1,255	36
CCC — C	1,013	27	761	22
D	117	3	98	3

Total	$3,712	100%	$3,466	100%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At September 30, 2010, $587 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, over 95% was within the states, municipalities and political subdivisions securities sector.
At September 30, 2010 and December 31, 2009, approximately 98% and 99% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2010 was $299 million, which represents approximately 0.7% of our total investment portfolio. These securities were in a net unrealized gain position of $16 million at September 30, 2010.
The following table provides available-for-sale fixed maturity securities in a gross unrealized loss position at September 30, 2010 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
Maturity Profile	Fair Value	Unrealized Loss
Due in one year or less	5%	3%
Due after one year through five years	15	15
Due after five years through ten years	39	33
Due after ten years	41	49

Total	100%	100%

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
Effective Durations

	September 30, 2010		December 31, 2009
		Effective Duration		Effective Duration
(In millions)	Fair Value	(In years)	Fair Value	(In years)
Segregated investments	$11,968	11.2	$10,376	11.2
Other interest sensitive investments	29,077	4.6	29,665	4.0

Total Fair Value	$41,045	6.6	$40,041	5.8

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Asset-Backed Exposure
Asset-Backed Distribution

September 30, 2010	Security Type
(In millions)	RMBS (a)	CMBS (b)	Other ABS (c)	Total
U.S. Government Agencies	$2,946	$32	$—	$2,978
AAA	1,167	382	486	2,035
AA	224	173	65	462
A	197	261	66	524
BBB	247	113	24	384
Non-investment grade and equity tranches	1,195	40	24	1,259

Total Fair Value	$5,976	$1,001	$665	$7,642

Total Amortized Cost	$6,089	$1,032	$650	$7,771

Sub-prime (included above)
Fair Value	$555	$—	$—	$555
Amortized Cost	$596	$—	$—	$596

Alt-A (included above)
Fair Value	$680	$—	$—	$680
Amortized Cost	$720	$—	$—	$720

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 68% were rated investment grade, while 82% of the Alt-A securities were rated investment grade. At September 30, 2010, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $21 million for securities with sub-prime and Alt-A exposure were included in the $59 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. Continued deterioration in the underlying collateral beyond our current expectations may cause us to reconsider and recognize additional OTTI losses in earnings. See Note D of the Condensed Consolidated Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.

Short Term Investments	September 30,	December 31,
(In millions)	2010	2009
Short term investments available-for-sale:
Commercial paper	$670	$185
U.S. Treasury securities	884	3,025
Money market funds	126	179
Other	404	560

Total short term investments	$2,084	$3,949

There was no cash collateral held related to securities lending at September 30, 2010 or December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For the nine months ended September 30, 2010, net cash used by operating activities was $673 million as compared with net cash provided by operating activities of $275 million for the same period in 2009. As previously discussed in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1 and previously discussed in this MD&A, on August 31, 2010, we completed a transaction whereby substantially all of our legacy A&EP liabilities were ceded to NICO. As a result of this transaction, operating cash flows were reduced for the initial net cash settlement with NICO.
Additionally, we received a federal income tax refund of $328 million in 2010 compared to $117 million in 2009. Further, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $621 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at September 30, 2009. During 2010, operating cash flows were increased by $125 million related to net cash inflows primarily from sales of trading securities. Excluding the items above, net cash generated by our business operations was approximately $775 million for both 2010 and 2009.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2010, net cash provided by investing activities was $860 million as compared with net cash of $168 million used by investing activities for the same period in 2009. Cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments. The cash provided by investing activities was used to fund the $1.9 billion initial net cash settlement with NICO as discussed above.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
For the nine months ended September 30, 2010, net cash used by financing activities was $245 million as compared with $72 million for the same period in 2009. Net cash used by financing activities in 2010 was primarily related to the repayment of $150 million on an outstanding credit facility and to the payment of dividends on the 2008 Senior Preferred to Loews Corporation. In addition, in the third quarter of 2010 we issued $500 million of 5.875% ten-year senior notes and used the net proceeds of the offering, together with cash on hand, to redeem $500 million, plus accrued and unpaid dividends thereon, of the 2008 Senior Preferred, as discussed further below.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.
In 2008, the Company issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock (2008 Senior Preferred) for $1.25 billion. CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, Continental Casualty Company (CCC), through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Insurance (the Department). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10% per year. Interest on the note is payable quarterly. We have requested regulatory approval from the Department for CCC to repay $500 million of the $1.0 billion surplus note to CNAF during the fourth quarter of 2010.
We anticipate utilizing the proceeds from the repayment, if consummated, to redeem the remaining $500 million, plus accrued and unpaid dividends thereon, of the 2008 Senior Preferred. During 2009 we redeemed $250 million of the 2008 Senior Preferred, and during the third quarter of 2010 we redeemed $500 million of the 2008 Senior Preferred. The redemption anticipated above, if consummated, would fully redeem all 12,500 shares originally issued in 2008.
As discussed in Note M of the Condensed Consolidated Financial Statements included under Part I, Item 1, on November 1, 2010, we announced that we have proposed to acquire all of the outstanding shares of common stock of CNA Surety Corporation (CNA Surety) that are not currently owned by us for $22 per share. Based on the offer price of $22 per share and minority shares outstanding at September 30, 2010, the aggregate purchase price would be approximately $375 million. We anticipate funding the acquisition of these shares of common stock with available funds. There can be no assurance that this transaction will be consummated at the price indicated above or at all.

Accounting Standards Updates
For discussion of accounting standards updates that have been adopted or will be adopted in the future, see Note B of the Condensed Consolidated Financial Statements included under Part I, Item 1.

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos and environmental pollution and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. Some examples of these risks and uncertainties are:
•	conditions in the capital and credit markets, including continuing uncertainty and instability in these markets, as well as the overall economy, and their impact on the returns, types, liquidity and valuation of our investments;

•	general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create additional losses to our lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services, and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effects of failures in the financial services industry, as well as irregularities in financial reporting and other corporate governance matters, on the markets for directors & officers and errors & omissions coverages, as well as on capital and credit markets;

•	changes in foreign or domestic political, social and economic conditions;

•	regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us, and rulings and changes in tax laws and regulations;

•	regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies and other financial industry participants under the Emergency Economic Stabilization Act of 2008 recoupment provisions, as well as the new federal financial regulatory reform of the insurance industry established by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	increased operating costs and underwriting losses arising from the Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, as well as health care reform proposals at the state level;

•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;

•	product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the performance of reinsurance companies under reinsurance contracts with us;

•	conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of Loews to provide additional capital support to us;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•	regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively, notwithstanding the extension through December 31, 2014 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

•	mass tort claims, including bodily injury claims related to welding rods, benzene, lead and noise induced hearing loss claims, as well as claims relating to various medical products including pharmaceuticals;

•	the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves — Estimates and Uncertainties sections under Item 7 of our Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases;

•	regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices; and

•	with respect to the transaction in which we ceded A&EP liabilities referenced in this document, whether the other parties to the transaction will fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&EP liabilities and the possible continued exposure of CNA to liabilities for A&EP claims.
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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2010. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 for further information. Additional information related to portfolio duration is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of September 30, 2010, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note H of the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. As the Act calls for numerous studies and contemplates further regulation, we are unable to predict with any certainty the overall impact the reform will have on us. As a result, our results of operations, equity, business, and insurer financial strength and debt ratings could be materially adversely impacted.
Item 6. Exhibits
See Exhibit Index.

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated: November 2, 2010	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to September 1, 2010 Form 8-K incorporated herein by reference)	10.1

Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to September 1, 2010 Form 8-K incorporated herein by reference)	10.2

Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to September 1, 2010 Form 8-K incorporated herein by reference)	10.3

Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to September 1, 2010 Form 8-K incorporated herein by reference)	10.4

Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to September 1, 2010 Form 8-K incorporated herein by reference)	10.5

2008 Senior Preferred Stock Redemption Agreement, dated August 5, 2010, by and between CNA Financial Corporation and Loews Corporation. (Exhibit 10.1 to August 6, 2010 Form 8-K incorporated herein by reference)	10.6

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2