Form 10-K
period 2010-12-31
CNA FINANCIAL CORP
filed 2011-02-22
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Ö] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes Ö No...
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes... No Ö
As of February 17, 2011, 269,309,618 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $675 million based on the closing price of $25.56 per share of the common stock on the New York Stock Exchange on June 30, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2011 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. Our property and casualty insurance operations are conducted by Continental Casualty Company (CCC), incorporated in 1897, and The Continental Insurance Company (CIC), organized in 1853, and certain other affiliates. Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2010.
Our insurance products primarily include commercial property and casualty coverages. Our services include risk management, information services, warranty and claims administration. Our products and services are marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, associations, professionals and other groups.
Our core business, commercial property and casualty insurance operations, is reported in two business segments: CNA Specialty and CNA Commercial. Our non-core businesses are managed in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their product lines and markets. Discussions of each segment including the products offered, the customers served, the distribution channels used and competition are set forth in the Management’s Discussion and Analysis (MD&A) included under Item 7 and in Note N to the Consolidated Financial Statements included under Item 8.
Competition
The property and casualty insurance industry is highly competitive both as to rate and service. We compete with stock and mutual insurance companies, reinsurance companies and other entities for both producers and customers. We must continuously allocate resources to refine and improve our insurance products and services.
Rates among insurers vary according to the types of insurers and methods of operation. We compete for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, financial strength, ratings and quality of service, including claim adjustment services.
There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. Based on 2009 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.
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

Although the federal government does not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal financial services reforms; various tax proposals affecting insurance companies; and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the Patient Protection and Affordable Care Act, both enacted in 2010.
Various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures have from time to time considered legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting is expected to continue to be difficult in commercial lines, professional liability and other specialty coverages.
The Dodd-Frank Wall Street Reform and Consumer Protection Act expands the federal presence in insurance oversight and may increase the regulatory requirements to which we may be subject. The Act’s requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. The Act calls for numerous studies and contemplates further regulation.
The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act may increase our operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for us, particularly with respect to our workers’ compensation and long term care products. These costs might arise through the increased use of health care services by our claimants or the increased complexities in health care bills that could require additional levels of review. In addition, due to the expected number of new participants in the health care system and the potential for additional malpractice claims, we may experience increased underwriting risk in the lines of our business that provide management and professional liability insurance to individuals and businesses engaged in the health care industry. The lines of our business that provide professional liability insurance to attorneys, accountants and other professionals who advise clients regarding the health care reform legislation may also experience increased underwriting risk due to the complexity of the legislation.
Employee Relations
As of December 31, 2010, we had approximately 8,000 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note J to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.
Direct Written Premiums

	Percent of Total
Years ended December 31	2010	2009	2008

California	9.3%	9.1%	9.2%
New York	6.8	6.8	6.9
Texas	6.5	6.6	6.2
Florida	6.1	6.2	6.5
Illinois	4.0	3.8	3.8
Missouri	4.0	3.6	3.1
New Jersey	3.5	3.7	3.8
Pennsylvania	3.4	3.2	3.3
All other states, countries or political subdivisions (a)	56.4	57.0	57.2

Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.
Approximately 6.9%, 7.0% and 7.4% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2010, 2009 and 2008. Premiums from any one individual foreign country were not material to aggregate direct written premiums.

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

Schedule of Loss Reserve Development

Calendar Year Ended	2000	2001 (a)	2002 (b)	2003	2004	2005	2006	2007	2008	2009	2010 (c)
(In millions)

Originally reported gross reserves for unpaid claim and claim adjustment expenses	$26,510	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415	$27,475	$26,712	$25,412
Originally reported ceded recoverable	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213	5,524	6,060

Originally reported net reserves for unpaid claim and claim adjustment expenses	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352

Cumulative net paid as of:
One year later	$7,686	$5,981	$5,373	$4,382	$2,651	$3,442	$4,436	$4,308	$3,930	$3,762	$-
Two years later	11,992	10,355	8,768	6,104	4,963	7,022	7,676	7,127	6,746	-	-
Three years later	15,291	12,954	9,747	7,780	7,825	9,620	9,822	9,102	-	-	-
Four years later	17,333	13,244	10,870	10,085	9,914	11,289	11,312	-	-	-	-
Five years later	17,775	13,922	12,814	11,834	11,261	12,465	-	-	-	-	-
Six years later	18,970	15,493	14,320	12,988	12,226	-	-	-	-	-	-
Seven years later	20,297	16,769	15,291	13,845	-	-	-	-	-	-	-
Eight years later	21,382	17,668	16,022	-	-	-	-	-	-	-	-
Nine years later	22,187	18,286	-	-	-	-	-	-	-	-	-
Ten years later	22,826	-	-	-	-	-	-	-	-	-	-

Net reserves re-estimated as of:
End of initial year	$19,177	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352
One year later	21,502	17,980	17,650	17,671	18,513	20,588	21,601	21,463	21,021	20,643	-
Two years later	21,555	20,533	18,248	19,120	19,044	20,975	21,706	21,259	20,472	-	-
Three years later	24,058	21,109	19,814	19,760	19,631	21,408	21,609	20,752	-	-	-
Four years later	24,587	22,547	20,384	20,425	20,212	21,432	21,286	-	-	-	-
Five years later	25,594	22,983	21,076	21,060	20,301	21,326	-	-	-	-	-
Six years later	26,023	23,603	21,769	21,217	20,339	-	-	-	-	-	-
Seven years later	26,585	24,267	21,974	21,381	-	-	-	-	-	-	-
Eight years later	27,207	24,548	22,168	-	-	-	-	-	-	-	-
Nine years later	27,510	24,765	-	-	-	-	-	-	-	-	-
Ten years later	27,702	-	-	-	-	-	-	-	-	-	-

Total net (deficiency) redundancy	$(8,525)	$(6,819)	$(6,939)	$(3,944)	$(2,817)	$(1,070)	$95	$718	$790	$545	$-

Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$27,702	$24,765	$22,168	$21,381	$20,339	$21,326	$21,286	$20,752	$20,472	$20,643	$-
Re-estimated ceded recoverable	11,397	16,911	16,279	14,639	13,507	10,846	8,541	7,180	6,168	5,559	-

Total gross re-estimated reserves	$39,099	$41,676	$38,447	$36,020	$33,846	$32,172	$29,827	$27,932	$26,640	$26,202	$-

Total gross (deficiency) redundancy	$(12,589)	$(12,027)	$(12,728)	$(4,736)	$(2,642)	$(1,478)	$(368)	$483	$835	$510	$-

Net (deficiency) redundancy related to:
Asbestos	$(1,590)	$(818)	$(827)	$(177)	$(123)	$(113)	$(112)	$(107)	$(79)	$-	$-
Environmental pollution	(635)	(288)	(282)	(209)	(209)	(159)	(159)	(159)	(76)	-	-

Total asbestos and environmental pollution	(2,225)	(1,106)	(1,109)	(386)	(332)	(272)	(271)	(266)	(155)	-	-
Core (Non-asbestos & environmental pollution)	(6,300)	(5,713)	(5,830)	(3,558)	(2,485)	(798)	366	984	945	545	-

Total net (deficiency) redundancy	$(8,525)	$(6,819)	$(6,939)	$(3,944)	$(2,817)	$(1,070)	$95	$718	$790	$545	$-

(a)
Effective January 1, 2001, we established a new life insurance company, CNA Group Life Assurance Company (CNAGLA). Further, on January 1, 2001 $1.1 billion of reserves were transferred from CCC to CNAGLA.

(b)	Effective October 31, 2002, we sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1.3 billion.

(c)
Effective January 1, 2010, we ceded approximately $1.5 billion of net asbestos and environmental pollution (A&EP) claim and allocated claim adjustment expense reserves relating to our continuing operations under a retroactive reinsurance agreement with an aggregate limit of $4 billion, as further discussed in Note F to the Consolidated Financial Statements included under Item 8.

Additional information regarding our property and casualty claim and claim adjustment expense reserves and reserve development is set forth in the MD&A included under Item 7 and in Notes A and F to the Consolidated Financial Statements included under Item 8.
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
We also make available free of charge on or through our internet website (www.cna.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 333 S. Wabash Avenue, Chicago, IL 60604, Attn. Jonathan D. Kantor, Executive Vice President, General Counsel and Secretary.

ITEM 1A. RISK FACTORS
Our business faces many risks. We have described below some of the more significant risks which we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business and insurer financial strength and corporate debt ratings. You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
If we determine that our recorded loss reserves are insufficient to cover our estimated ultimate unpaid liability for claims, we may need to increase our loss reserves.
We maintain loss reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims and for future policy benefits. Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable net prior year development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial. Additional information on our reserves is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claims and coverage issues include:
•
the effects of recessionary economic conditions, which have resulted in an increase in the number and size of claims due to corporate failures; these claims include both directors and officers (D&O) and errors and omissions (E&O) insurance claims;

•	class action litigation relating to claims handling and other practices; and

•
mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals, and various other chemical and radiation exposure claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review and change our reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings for the period in which reserves are determined to be insufficient. These charges could be substantial.

We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in additional losses.
Our property and casualty insurance subsidiaries also have exposures related to asbestos and environmental pollution (A&EP) claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims are subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability.
On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, our liabilities for A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded reserves which would result in a charge against our earnings. These charges could be substantial. Additional information on this transaction is included in Note F to the Consolidated Financial Statements included under Item 8.
Catastrophe losses are unpredictable.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, and acts of terrorism, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow.
The extent of our losses from catastrophes is a function of both the total amount of our insured exposures in the affected areas and the frequency and severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined. As our claim experience develops on a particular catastrophe, we may be required to adjust our reserves, or take unfavorable development, to reflect our revised estimates of the total cost of claims. Additional information on catastrophe losses is included in the MD&A under Item 7 and Note F to the Consolidated Financial Statements included under Item 8.
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
We have significant amounts recoverable from reinsurers which are reported as receivables in our balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced deteriorating financial condition or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers, our incurred losses will be higher. Additional information on reinsurance is included in Note H to the Consolidated Financial Statements included under Item 8.

Our key assumptions used to determine reserves and deferred acquisition costs for our long term care product offerings could vary significantly from actual experience.
Our reserves and deferred acquisition costs for our long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition cost asset may not be fully realized and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development.
We have incurred and may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from volatility in the capital and credit markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit, and currency risks, many of which are unpredictable. Investment returns are an important part of our overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long-term effects of losses in relation to asset-backed securities, and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income. Further, we invest a portion of our assets in equity securities and limited partnerships which are subject to greater market volatility than our fixed income investments. Limited partnership investments generally present greater market volatility, higher illiquidity, and greater risk than fixed income investments. As a result of all of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments, and may be required to write down the value of our investments.
Our valuation of investments and impairment of securities requires significant judgment.
We exercise significant judgment in analyzing and validating fair values, primarily provided by third parties, for securities in our investment portfolio including those that are not regularly traded. We also exercise significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Securities with exposure to residential and commercial mortgage and other loan collateral can be particularly sensitive to fairly small changes in actual collateral performance and assumptions as to future collateral performance.
Due to the inherent uncertainties involved with these types of risks and the resulting judgments, we may incur unrealized losses and conclude that other-than-temporary write downs of our investments are required. Additional information on our investment portfolio is included in the MD&A under Item 7 and Notes B, C, and D to the Consolidated Financial Statements included under Item 8.
We face intense competition in our industry and may be adversely affected by the cyclical nature of the property and casualty business.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high, we may lose business to competitors offering competitive insurance products at lower prices. As a result, our premium levels and expense ratio could be materially adversely impacted.
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
While Loews has provided us with substantial amounts of capital in prior years, Loews may be restricted in its ability or may not be willing to provide additional capital support to us in the future. If we are in need of additional capital, we may be required to secure this funding from sources other than Loews. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our working capital needs, are limited by state regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries’ domiciliary state departments of insurance are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, namely, A.M. Best Company (A.M. Best), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s (S&P). Ratings reflect the rating agency’s opinions of an insurance company’s or insurance holding company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.
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
In addition, it is possible that a lowering of the corporate debt ratings of Loews by certain of the rating agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. We have entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if our ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below our current ratings. Additional information on our ratings and ratings triggers is included in the MD&A under Item 7.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Chicago location, owned by CCC, a wholly-owned subsidiary of CNAF, houses our principal executive offices. Our subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations.

	Amount (Square Feet) of Building
	Owned and Occupied or Leased
Location	and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	763,322	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	190,677	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	116,948	Property and casualty insurance offices
40 Wall Street, New York, New York	114,096	Property and casualty insurance offices
1100 Ward Avenue, Honolulu, Hawaii	104,478	Property and casualty insurance offices
101 S. Phillips Avenue, Sioux Falls, South Dakota	83,616	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	65,752	Property and casualty insurance offices
1249 S. River Road, Cranbury, New Jersey	50,366	Property and casualty insurance offices
4267 Meridian Parkway, Aurora, Illinois	46,903	Data center
675 Placentia Avenue, Brea, California	46,571	Property and casualty insurance offices
We lease the office space described above except for the Chicago, Illinois building, the Reading, Pennsylvania building and the Aurora, Illinois building, which are owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on specific and significant legal proceedings is set forth in Note G to the Consolidated Financial Statements included under Item 8.
We are also a party to routine litigation incidental to our business, which, based on the facts and circumstances currently known, is not material to the business or financial condition of the Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol CNA.
As of February 17, 2011, we had 269,309,618 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,519 stockholders of record as of February 17, 2011 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in the fourth quarter of 2010.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2010			2009
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
Quarter:
First	$27.29	$21.71	$-	$17.43	$6.41	$-
Second	29.53	23.24	-	17.59	8.83	-
Third	29.50	24.82	-	26.51	13.63	-
Fourth	28.79	25.43	-	25.01	20.48	-
The following graph compares the total return of our common stock, the Standard & Poor’s (S&P) 500 Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2005 through December 31, 2010. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2005 and that dividends, if any, were reinvested.
Stock Price Performance Graph

Company / Index	2005	2006	2007	2008	2009	2010

CNA Financial Corporation	100.00	123.19	103.91	51.47	75.14	84.69
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Property & Casualty Insurance Index	100.00	112.87	97.11	68.55	77.01	83.90

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

As of and for the Years Ended
December 31	2010	2009	2008	2007	2006
(In millions, except per share data)

Results of Operations:
Revenues	$9,209	$8,472	$7,799	$9,885	$10,376

Income (loss) from continuing operations, net of tax	$779	$483	$(251)	$905	$1,181
Income (loss) from discontinued operations, net of tax	(21)	(2)	9	(6)	(29)
Net (income) loss attributable to noncontrolling interests, net of tax	(68)	(62)	(57)	(48)	(44)

Net income (loss) attributable to CNA	$690	$419	$(299)	$851	$1,108

Basic Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$2.36	$1.11	$(1.21)	$3.15	$4.17
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.08)	(0.01)	0.03	(0.02)	(0.11)

Basic earnings (loss) per share attributable to CNA common stockholders	$2.28	$1.10	$(1.18)	$3.13	$4.06

Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$2.36	$1.11	$(1.21)	$3.15	$4.16
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.08)	(0.01)	0.03	(0.02)	(0.11)

Diluted earnings (loss) per share attributable to CNA common stockholders	$2.28	$1.10	$(1.18)	$3.13	$4.05

Dividends declared per common share	$-	$-	$0.45	$0.35	$-

Financial Condition:
Total investments	$42,655	$41,996	$35,003	$41,789	$44,096
Total assets	55,331	55,298	51,688	56,759	60,283
Insurance reserves	37,590	38,263	38,771	40,222	41,080
Long and short term debt	2,651	2,303	2,058	2,157	2,156
Total CNA stockholders’ equity	10,954	10,660	6,877	10,150	9,768

Book value per common share	$40.70	$35.91	$20.92	$37.36	$36.03

Statutory Surplus:
Combined Continental Casualty Companies (a)	$9,821 (b)	$9,338	$7,819	$8,348	$8,056
Life company	498 (b)	448	487	471	687

(a)
Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company, as determined in accordance with statutory accounting practices as further discussed in Note L to the Consolidated Financial Statements included under Item 8.

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
Agreement to Cede Asbestos and Environmental Pollution (A&EP) Liabilities to National Indemnity Company (NICO)
As further discussed in Note F to the Consolidated Financial Statements included under Item 8, on August 31, 2010, we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of our legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer), subject to an aggregate limit of $4 billion. We recognized an after-tax loss of $365 million in the third quarter of 2010, of which $344 million related to our continuing operations. Since a portion of the liabilities ceded related to our discontinued operations, we also recognized an after-tax loss for discontinued operations of $21 million.
The net loss attributable to CNA of $365 million related primarily to the risk margin necessary to secure the $4 billion of reinsurance protection on such a volatile component of our reserves. However, we believe the benefits to CNA are compelling. The benefits include:
•	improves our earnings outlook and financial stability by significantly mitigating A&EP reserve risk going forward;

•	effectively eliminates credit risk on $1.2 billion of third party A&EP reinsurance recoverables effective January 1, 2010; and

•	eliminates an area of uncertainty from the perspective of rating agencies.

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

Years ended December 31	2010	2009	2008
(In millions)

Revenues
Net earned premiums	$6,515	$6,721	$7,151
Net investment income	2,316	2,320	1,619
Other revenues	292	288	326

Total operating revenues	9,123	9,329	9,096

Claims, Benefits and Expenses
Net incurred claims and benefits	4,955	5,267	5,703
Policyholders’ dividends	30	23	20
Amortization of deferred acquisition costs	1,387	1,417	1,467
Other insurance related expenses	797	781	694
Other expenses	928	444	477

Total claims, benefits and expenses	8,097	7,932	8,361

Operating income from continuing operations before income tax	1,026	1,397	735
Income tax expense on operating income	(297)	(353)	(145)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(69)	(62)	(57)

Net operating income from continuing operations attributable to CNA	660	982	533

Net realized investment gains (losses), net of participating policyholders’ interests	86	(857)	(1,297)
Income tax (expense) benefit on net realized investment gains (losses)	(36)	296	456
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	1	-	-

Net realized investment gains (losses) attributable to CNA	51	(561)	(841)

Income (loss) from continuing operations attributable to CNA	711	421	(308)

Income (loss) from discontinued operations attributable to CNA, net of income tax (expense) benefit of $0, $0 and $9	(21)	(2)	9

Net income (loss) attributable to CNA	$690	$419	$(299)

2010 Compared with 2009
Net income improved $271 million in 2010 as compared with 2009. This improvement was driven by significantly improved net realized investment results, partially offset by a decrease in net operating income, primarily driven by the loss associated with the Loss Portfolio Transfer. Excluding the loss associated with the Loss Portfolio Transfer, net income improved $636 million in 2010 as compared with 2009.
Net realized investment results improved $612 million in 2010 as compared with 2009. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $322 million in 2010 as compared with 2009. Excluding the loss associated with the Loss Portfolio Transfer, net operating income increased $22 million in 2010 as compared with 2009. Net operating income increased $49 million for our core segments, CNA Specialty and CNA Commercial, primarily due to increased favorable net prior year development, partially offset by decreased current accident year underwriting results, including higher catastrophe losses, and decreased after-tax net investment income. Catastrophe losses were $79 million after-tax in 2010, as compared to catastrophe losses of $58 million after-tax in 2009. Net operating loss increased $27 million for our non-core segments, as further discussed in the Life & Group Non-Core and Corporate & Other Non-Core segments of this MD&A.

As further discussed in Note O to the Consolidated Financial Statements included under Item 8, we commenced a program during 2010 to significantly transform our Information Technology (IT) organization and delivery model. We anticipate that the total costs for this program will be approximately $38 million, of which $36 million was incurred during the year ended December 31, 2010. When the results of this program are fully operational, we anticipate significant annual savings relative to our current annual level of IT spending. A significant portion of the annual savings is anticipated to be achieved in 2011 with full annual savings in 2012. Some or all of these estimated savings may be invested in IT or other enhancements necessary to support our business strategies.
Favorable net prior year development of $594 million and $208 million was recorded in 2010 and 2009 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for 2010 and 2009 is included in Note F to the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $206 million in 2010 as compared with 2009 driven by a $176 million decrease in CNA Commercial and an $18 million decrease in CNA Specialty. See the Segment Results section of this MD&A for further discussion.
Net loss from discontinued operations increased $19 million in 2010 as compared to 2009 due to the loss associated with the Loss Portfolio Transfer.
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
Net operating income improved $449 million in 2009 as compared with 2008. Net operating income increased $379 million for our core segments, CNA Specialty and CNA Commercial, and net operating loss decreased $70 million for our non-core segments. This improvement was primarily due to higher net investment income and lower catastrophe losses. Net investment income in 2008 included indexed group annuity trading portfolio losses of $146 million. This trading portfolio supported the indexed group annuity portion of our pension deposit business which was exited during 2008, and these losses were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. Excluding the trading portfolio losses in 2008, net investment income increased $555 million primarily driven by limited partnership income. Catastrophe losses were $58 million after-tax in 2009, as compared to catastrophe impacts of $239 million after-tax in 2008. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.
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
Favorable net prior year development of $208 million and $80 million was recorded in 2009 and 2008 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the results of operations, favorable net prior year development was $170 million in 2008. Further information on net prior year development for 2009 and 2008 is included in Note F to the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $430 million in 2009 as compared with 2008, driven by a $58 million decrease in CNA Specialty and a $355 million decrease in CNA Commercial. See the Segment Results section of this MD&A for further discussion.

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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Note A to the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations and/or equity.
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
Reinsurance and Insurance Receivables
An exposure exists with respect to the collectibility of property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, our past experience and current economic conditions. Further information on our reinsurance receivables are included in Note H to the Consolidated Financial Statements included under Item 8.
Additionally, an exposure exists with respect to amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances due from insureds currently or in the future, management’s experience and current economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations and/or equity could be materially adversely impacted.
Valuation of Investments and Impairment of Securities
We classify our fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value. The determination of fair value requires us to make a significant number of assumptions and judgments, particularly with respect to asset-backed securities. Due to the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in the near term could have an adverse material impact on our results of operations and/or equity.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, the relevant industry conditions and trends, and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We have an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on our process for evaluating impairments is included in Note B to the Consolidated Financial Statements included under Item 8.
Long Term Care Products and Payout Annuity Contracts
Reserves for our long term care products and payout annuity contracts and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, mortality, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions, which were generally established at time of issue, and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring us to add to reserves, or take unfavorable development. Therefore, our results of operations and/or equity could be adversely impacted.
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that most impact these costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current economic factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.
To determine the discount rate assumption as of the year-end measurement date for our CNA Retirement Plan and CNA Health and Group Benefits Program, we considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody’s Investors Service, Inc. (Moody’s) or a rating of AA or better from Standard & Poor’s (S&P). We reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The year-over-year change of those data points was also considered. Based on this review, management determined that 5.375% and 4.375% were the appropriate discount rates as of December 31, 2010 to calculate our accrued pension and postretirement liabilities. Accordingly, the 5.375% and 4.375% rates will also be used to determine our 2011 pension and postretirement expense. At December 31, 2009, the discount rates used to calculate our accrued pension and postretirement liabilities were 5.700% and 5.500%.
Further information on our pension and postretirement benefit obligations is included in Note J to the Consolidated Financial Statements included under Item 8.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return basis of assets and liabilities. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations. In addition, the ability to record deferred tax assets in the future could be limited, resulting in a higher effective tax rate in that future period.

Reserves – Estimates and Uncertainties
We maintain loss reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note F to the Consolidated Financial Statements included under Item 8.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:
•
the effects of recessionary economic conditions, which have resulted in an increase in the number and size of claims due to corporate failures; these claims include both directors and officers (D&O) and errors and omissions (E&O) insurance claims;

•	class action litigation relating to claims handling and other practices; and

•
mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals, and various other chemical and radiation exposure claims.

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve additions.
Our property and casualty insurance subsidiaries also have actual and potential exposures related to asbestos and environmental pollution (A&EP) claims. Our experience has been that establishing reserves for casualty coverages relating to A&EP claims and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims are subject to a higher degree of variability.
To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, as further discussed in Note F to the Consolidated Financial Statements included under Item 8, on August 31, 2010 we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010.

Establishing Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, with the exception of certain run-off products which are analyzed on a periodic basis. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical professional liability, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Corporate & Other Non-Core contains long-tail exposures.
Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:
•	paid development;

•	incurred development;

•	loss ratio;

•	Bornhuetter-Ferguson using paid loss;

•	Bornhuetter-Ferguson using incurred loss;

•	frequency times severity; and

•	stochastic modeling.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires consideration of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
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
The Bornhuetter-Ferguson method using paid loss is a combination of the paid development method and the loss ratio method. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and requires analysis of the same factors described above. This method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
The Bornhuetter-Ferguson method using incurred loss is similar to the Bornhuetter-Ferguson method using paid loss except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method requires analysis of all the factors that need to be reviewed for the loss ratio and incurred development methods.
The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
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

We will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures.
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
Currently, our recorded reserves are modestly higher than the actuarial point estimate. For both CNA Commercial and CNA Specialty, the difference between our reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, tort reform roll-backs which may adversely impact claim costs, and the effects from the economy. For Corporate & Other Non-Core, the difference between our reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.
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
Our recorded reserves are management’s best estimate. In order to provide an indication of the variability associated with our net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in significant factors affecting our reserve estimates for particular types of business. These significant factors are the ones that we believe could most likely materially impact the reserves. This discussion covers the major types of business for which we believe a material deviation to our reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.
Within CNA Specialty, we believe a material deviation to our net reserves is reasonably possible for professional liability and related business. This business includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for this business were approximately $5.0 billion at December 31, 2010.
Within CNA Commercial, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are workers’ compensation and general liability.
For CNA Commercial workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $450 million. Our net reserves for CNA Commercial workers’ compensation were approximately $5.0 billion at December 31, 2010.
For CNA Commercial general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for CNA Commercial general liability were approximately $3.3 billion at December 31, 2010.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to change our reserves in prior periods and could lead to the identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and corporate debt ratings positively or negatively. See the Ratings section of this MD&A for further information regarding our financial strength and corporate debt ratings.

Segment Results
The following discusses the results of continuing operations for our operating segments.
We revised our reporting segments in the fourth quarter of 2010 for certain mass tort claims to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance, as further discussed in Note N to the Consolidated Financial Statements included under Item 8.
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
Our non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. Intersegment eliminations are also included in this segment.
Our property and casualty field structure consists of 44 underwriting locations across the country. There are three centralized processing operations which handle policy processing, billing and collection activities, and also act as call centers to optimize service. The claims structure consists of a centralized claim center designed to efficiently handle the high volume of low severity claims including property damage, liability, and workers’ compensation medical only claims, and 15 principal claim office locations around the country handling the more complex claims.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note N to the Consolidated Financial Statements included under Item 8. In evaluating the results of our CNA Specialty and CNA Commercial segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note F to the Consolidated Financial Statements included under Item 8.

CNA SPECIALTY
Business Overview
CNA Specialty provides professional liability and other coverages through property and casualty products and services, both domestically and abroad, through a network of brokers, independent agencies and managing general underwriters. CNA Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, health care professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and vehicle warranty services.
CNA Specialty includes the following business groups:
Professional & Management Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages in the United States. This group provides professional liability coverages to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. Professional & Management Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations, where tailored products for this client segment are offered. Products within Professional & Management Liability are distributed through brokers, agents and managing general underwriters. Professional & Management Liability, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products include professional liability and associated standard property and casualty coverages, and are distributed on a national basis through brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied health care providers, life sciences, dental professionals and mid-size and large health care facilities.
International provides similar management and professional liability insurance and other specialized property and casualty coverages in Canada and Europe.
Surety consists primarily of CNA Surety Corporation (CNA Surety) and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. We own approximately 61% of CNA Surety.
Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices. These products are distributed through and administered by a wholly owned subsidiary, CNA National Warranty Corporation, or through third party administrators.

The following table details results of operations for CNA Specialty.
Results of Operations

Years ended December 31	2010	2009	2008
(In millions, except ratios)

Net written premiums	$2,691	$2,684	$2,719
Net earned premiums	2,679	2,697	2,755
Net investment income	591	526	354
Net operating income	625	591	414
Net realized investment gains (losses), after-tax	20	(123)	(167)
Net income	645	468	247

Ratios
Loss and loss adjustment expense	54.0%	56.9%	61.7%
Expense	30.5	29.3	27.3
Dividend	0.5	0.3	0.5

Combined	85.0%	86.5%	89.5%

2010 Compared with 2009
Net written premiums for CNA Specialty increased $7 million in 2010 as compared with 2009. Net written premiums increased in our professional management and liability lines of business. This increase was partially offset by continued decreased insured exposures and lower rates in our architects & engineers and CNA HealthPro lines of business due to current economic and competitive market conditions. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $18 million as compared with the same period in 2009, due to the impact of decreased net written premiums in prior quarters.
CNA Specialty’s average rate decreased 2% for 2010 and 2009 for policies that renewed in each period. Retention rates of 86% and 84% were achieved for those policies that were available for renewal in each period.
Net income improved $177 million in 2010 as compared with 2009. This increase was due to improved net realized investment results and improved net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income improved $34 million in 2010 as compared with 2009, primarily due to increased favorable net prior year development and improved net investment income, partially offset by decreased current accident year underwriting results.
The combined ratio improved 1.5 points in 2010 as compared with 2009. The loss ratio improved 2.9 points primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.2 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by higher employee-related costs and IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $344 million was recorded in 2010, compared to $224 million in 2009. Further information on CNA Specialty net prior year development for 2010 and 2009 is included in Note F to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2010 and 2009 for CNA Specialty.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2010	2009
(In millions)

Gross Case Reserves	$2,341	$2,208
Gross IBNR Reserves	4,452	4,714

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,793	$6,922

Net Case Reserves	$1,992	$1,781
Net IBNR Reserves	3,926	4,085

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,918	$5,866

2009 Compared with 2008
Net written premiums for CNA Specialty decreased $35 million in 2009 as compared with 2008. The decrease in net written premiums was driven by our architects & engineers and surety bond lines of business, as economic conditions led to decreased insured exposures. Net written premiums were also unfavorably impacted by foreign exchange. Net earned premiums decreased $58 million as compared with the same period in 2008, consistent with the trend of lower net written premiums.
CNA Specialty’s average rate decreased 2% for 2009, as compared to a decrease of 4% for 2008 for policies that renewed in each period. Retention rates of 84% and 85% were achieved for those policies that were available for renewal in each period.
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
The combined ratio improved 3.0 points in 2009 as compared with 2008. The loss ratio improved 4.8 points, primarily due to increased favorable net prior year development. The expense ratio increased 2.0 points in 2009 as compared with 2008, primarily due to higher underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.
Favorable net prior year development of $224 million was recorded in 2009, compared to $106 million in 2008. Further information on CNA Specialty net prior year development for 2009 and 2008 is included in Note F to the Consolidated Financial Statements included under Item 8.

CNA COMMERCIAL
Business Overview
CNA Commercial works with an independent agency distribution system and a network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses and organizations domestically and abroad. Property products include standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products include standard casualty insurance products such as workers’ compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.
These property and casualty products are offered as part of our Business, Commercial and International insurance groups. Our Business insurance group serves our smaller commercial accounts and the Commercial insurance group serves our middle markets and larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. The International insurance group primarily consists of the commercial product lines of our operations in Europe, Canada, as well as Hawaii.
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
The following table details the results of operations for CNA Commercial.
Results of Operations

Years ended December 31	2010	2009	2008
(In millions, except ratios)

Net written premiums	$3,208	$3,448	$3,770
Net earned premiums	3,256	3,432	3,787
Net investment income	873	935	612
Net operating income	509	494	292
Net realized investment losses, after-tax	(15)	(236)	(341)
Net income (loss)	494	258	(49)

Ratios
Loss and loss adjustment expense	66.8%	70.5%	73.1%
Expense	35.7	35.2	31.2
Dividend	0.4	0.3	-

Combined	102.9%	106.0%	104.3%

2010 Compared with 2009
Net written premiums for CNA Commercial decreased $240 million in 2010 as compared with 2009. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Current economic conditions have led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. These conditions may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $176 million in 2010 as compared with 2009, consistent with the trend of lower net written premiums.
CNA Commercial’s average rate increased 1% for 2010, as compared to flat rates for 2009 for the policies that renewed during those periods. Retention rates of 79% and 81% were achieved for those policies that were available for renewal in each period.

Net income improved $236 million in 2010 as compared with 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income improved $15 million in 2010 as compared with 2009. This increase was primarily due to increased favorable net prior year development, partially offset by lower net investment income, and higher catastrophe losses.
The combined ratio improved 3.1 points in 2010 as compared with 2009. The loss ratio improved 3.7 points, primarily due to increased favorable net prior year development, partially offset by the impact of higher catastrophe losses. Catastrophe losses were $113 million, or 3.5 points of the loss ratio, for 2010, as compared to $82 million, or 2.4 points of the loss ratio, for 2009.
The expense ratio increased 0.5 points in 2010 as compared with 2009, primarily due to the unfavorable impact of the lower net earned premium base. Underwriting expenses include the unfavorable impact of the IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $256 million was recorded in 2010, compared to favorable net prior year development of $143 million in 2009. Further information on CNA Commercial net prior year development for 2010 and 2009 is included in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2010 and 2009 for CNA Commercial.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2010	2009
(In millions)

Gross Case Reserves	$6,390	$6,555
Gross IBNR Reserves	6,132	6,688

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,522	$13,243

Net Case Reserves	$5,349	$5,306
Net IBNR Reserves	5,292	5,691

Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,641	$10,997

2009 Compared with 2008
Net written premiums for CNA Commercial decreased $322 million in 2009 as compared with 2008. Written premiums declined in most lines primarily due to general economic conditions. Economic conditions led to decreased insured exposures, such as in small businesses and in the construction industry due to smaller payrolls and reduced project volume. Net earned premiums decreased $355 million in 2009 as compared with 2008, consistent with the trend of lower net written premiums. Premiums were also impacted by unfavorable premium development recorded in 2009 and unfavorable foreign exchange.
CNA Commercial’s average rate was flat for 2009, as compared to a decrease of 4% for 2008 for the policies that renewed during those periods. Retention rates of 81% were achieved for those policies that were available for renewal in each period.
Net results improved $307 million in 2009 as compared with 2008. This improvement was due to increased net operating income and decreased net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income improved $202 million in 2009 compared with 2008. This improvement was primarily driven by higher net investment income and lower catastrophe losses. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.

The combined ratio increased 1.7 points in 2009 as compared with 2008. The loss ratio improved 2.6 points primarily due to lower catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios and decreased favorable net prior year development. Catastrophe losses were $82 million, or 2.4 points of the loss ratio, for 2009 as compared to $343 million, or 9.0 points of the loss ratio, for 2008. The current accident year loss ratio, excluding catastrophe losses, was unfavorably impacted by loss experience in several lines of business, including workers’ compensation and renewable energy, as well as several significant property losses.
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
Favorable net prior year development of $143 million was recorded in 2009, compared to favorable net prior year development of $97 million in 2008. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $187 million. Further information on CNA Commercial net prior year development for 2009 and 2008 is included in Note F to the Consolidated Financial Statements included under Item 8.

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
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31	2010	2009	2008
(In millions)

Net earned premiums	$582	$595	$612
Net investment income	715	664	484
Net operating loss	(87)	(16)	(108)
Net realized investment gains (losses), after-tax	33	(153)	(236)
Net loss	(54)	(169)	(344)
2010 Compared with 2009
Net earned premiums for Life & Group Non-Core decreased $13 million in 2010 as compared with 2009. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss decreased $115 million in 2010 as compared with 2009. This improvement was primarily due to improved net realized investment results. See the Investments section of this MD&A for further discussion of net realized investment results. In addition, 2009 results included the unfavorable impact of a $28 million after-tax legal accrual as discussed further below. The accrual was subsequently decreased in 2010, resulting in a favorable impact of $12 million after-tax. Favorable reserve development arising from a commutation of an assumed reinsurance agreement in 2010 also contributed to the improvement.
These favorable impacts were partially offset by a $61 million after-tax gain recognized in 2009, net of reinsurance, arising from a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance.
The favorable impacts were also partially offset by an increase to payout annuity benefit reserves resulting from unlocking assumptions due to loss recognition, unfavorable results in our long term care business and less favorable performance on our pension deposit business.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we recorded an additional pretax liability of $68 million in Policyholders’ funds during 2008 due to declines in the fair value of the investments supporting this business at that time. During 2009, we decreased this pretax liability by $42 million, and during 2010, we decreased the pretax liability by $24 million, based on increases in the fair value of these investments during those periods.
2009 Compared with 2008
Net earned premiums for Life & Group Non-Core decreased $17 million in 2009 as compared with 2008.
Net loss decreased $175 million in 2009 as compared with 2008. This improvement was primarily due to improved net realized investment results, and favorable performance on our remaining pension deposit business and a settlement reached with Willis Limited both as discussed above.
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

CORPORATE & OTHER NON-CORE
Overview
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. In 2010, we ceded substantially all of our legacy A&EP liabilities under the Loss Portfolio Transfer, as further discussed in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&EP and intersegment eliminations.
Results of Operations

Years ended December 31	2010	2009	2008
(In millions)

Net investment income	$137	$195	$169
Net operating loss	(387)	(87)	(65)
Net realized investment gains (losses), after-tax	13	(49)	(97)
Net loss	(374)	(136)	(162)
2010 Compared with 2009
Net loss increased $238 million in 2010 as compared with 2009, driven by the after-tax net loss of $344 million as a result of the Loss Portfolio Transfer, as previously discussed in this MD&A. Net results were also impacted by lower net investment income and higher interest expense. Partially offsetting these unfavorable items were decreased unfavorable net prior year development and improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Unfavorable net prior year development of $6 million was recorded in 2010, and unfavorable net prior year development of $159 million was recorded in 2009 which included $79 million for asbestos exposures and $76 million for environmental pollution exposures. Further information on Corporate & Other Non-Core net prior year development for 2009 is included in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2010 and 2009 for Corporate & Other Non-Core.
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

December 31	2010	2009
(In millions)

Gross Case Reserves	$1,430	$1,503
Gross IBNR Reserves	2,012	2,265

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,442	$3,768

Net Case Reserves	$461	$935
Net IBNR Reserves	257	1,404

Total Net Carried Claim and Claim Adjustment Expense Reserves	$718	$2,339

2009 Compared with 2008
Net loss decreased $26 million in 2009 as compared with 2008, primarily due to improved net realized investment results and higher net investment income. Partially offsetting these favorable items was increased unfavorable net prior year development primarily related to A&EP.
Unfavorable net prior year development of $159 million was recorded in 2009, compared to unfavorable net prior year development of $123 million in 2008. Further information on Corporate & Other Non-Core net prior year development for 2009 and 2008 is included in Note F to the Consolidated Financial Statements included under Item 8.

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities	$2,051	$1,941	$1,984
Short term investments	15	36	115
Limited partnerships	249	315	(379)
Equity securities	32	49	80
Mortgage loans	2	-	-
Trading portfolio – indexed group annuity	-	-	(146)
Trading portfolio – other	13	23	(3)
Other	8	6	19

Gross investment income	2,370	2,370	1,670
Investment expenses	(54)	(50)	(51)

Net investment income	$2,316	$2,320	$1,619

Net investment income decreased $4 million in 2010 as compared with 2009. This decrease was primarily driven by less favorable income from our limited partnership investments, substantially offset by an investment shift during 2010 from lower yielding short term and tax-exempt securities to higher yielding taxable fixed maturity securities. The unfavorable year-over-year comparison in income from our limited partnership investments was driven by significant returns from our limited partnership investments in 2009. Limited partnership investments generally present greater market volatility, higher illiquidity and greater risk than fixed income investments. The limited partnership investments are managed as an overall portfolio in an effort to mitigate the greater levels of volatility, illiquidity and risk that are present in the individual partnership investments.
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
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.3%, 5.1% and 5.6% for the years ended December 31, 2010, 2009 and 2008. Tax-exempt municipal bonds generated $263 million, $381 million and $360 million of net investment income for the years ended December 31, 2010, 2009 and 2008.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$3	$(53)	$235
Asset-backed	44	(778)	(476)
States, municipalities and political subdivisions	(128)	(20)	53
Foreign government	2	38	7
Corporate and other bonds	164	(345)	(650)
Redeemable preferred stock	7	(9)	-

Total fixed maturity securities	92	(1,167)	(831)

Equity securities	(2)	243	(490)
Derivative securities	(1)	51	(19)
Short term investments and other	(3)	16	43

Net realized investment gains (losses), net of participating policyholders’ interests	86	(857)	(1,297)
Income tax (expense) benefit on net realized investment gains (losses)	(36)	296	456
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	1	-	-

Net realized investment gains (losses) attributable to CNA	$51	$(561)	$(841)

Net realized investment results improved $612 million for 2010 as compared with 2009, driven by significantly lower other-than-temporary impairment (OTTI) losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note B to the Consolidated Financial Statements included under Item 8. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note A to the Consolidated Financial Statements included under Item 8.
Net realized investment losses decreased $280 million for 2009 as compared with 2008, driven by a realized investment gain related to a common stock holding and decreased OTTI losses recognized in earnings. Included in the 2009 net realized gains for equity securities was $370 million related to the sale of our holdings of Verisk Analytics Inc., which began trading on October 7, 2009 after an initial public offering. Since our cost basis in this position was zero, the entire amount was recognized as a pretax realized investment gain.
Our fixed maturity portfolio consists primarily of high quality bonds, 91% and 90% of which were rated as investment grade (rated BBB- or higher) at December 31, 2010 and 2009. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody’s, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of our fixed maturity portfolio at carrying value.
Fixed Maturity Ratings

December 31	2010	%	2009	%
(In millions)

U.S. Government and Agencies	$3,534	9%	$3,705	10%
AAA rated	4,419	12	5,855	17
AA and A rated	15,665	42	12,464	35
BBB rated	10,425	28	10,122	28
Non-investment grade	3,534	9	3,466	10

Total	$37,577	100%	$35,612	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,490 million and $3,637 million at December 31, 2010 and 2009. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

December 31	2010	%	2009	%
(In millions)

BB	$1,492	42%	$1,352	39%
B	1,163	33	1,255	36
CCC - C	801	23	761	22
D	78	2	98	3

Total	$3,534	100%	$3,466	100%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At December 31, 2010, $428 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AA+. Of this amount, over 94% was within the states, municipalities and political subdivisions securities sector. This third party credit support on states, municipalities, and political subdivisions securities is provided by two mono-line insurers, the largest exposure based on fair value being Assured Guaranty Ltd. at more than 99%.
At December 31, 2010 and 2009, approximately 98% and 99% of the fixed maturity portfolio was issued by U.S. Government and Agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that trade in illiquid private placement markets at December 31, 2010 was $340 million, which represents approximately 0.8% of our total investment portfolio. These securities were in a net unrealized gain position of $15 million at December 31, 2010.
The gross unrealized loss on available-for-sale fixed maturity securities was $795 million at December 31, 2010. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of	Percent of
	Fair Value	Unrealized Loss

Due in one year or less	5%	4%
Due after one year through five years	19	11
Due after five years through ten years	26	24
Due after ten years	50	61

Total	100%	100%

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
Effective Durations

	December 31, 2010		December 31, 2009
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$11,516	10.9	$10,376	11.2

Other interest sensitive investments	28,405	4.6	29,665	4.0

Total Fair Value	$39,921	6.4	$40,041	5.8

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

Asset-Backed Exposure
Asset-Backed Distribution

	Security Type

December 31, 2010	RMBS (a)	CMBS (b)	Other ABS (c)	Total
(In millions)

U.S. Government Agencies	$3,367	$30	$-	$3,397
AAA	1,172	194	551	1,917
AA	206	257	154	617
A	190	246	26	462
BBB	228	116	19	363
Non-investment grade and equity tranches	927	150	13	1,090

Total Fair Value	$6,090	$993	$763	$7,846

Total Amortized Cost	$6,254	$994	$753	$8,001

Sub-prime (included above)
Fair Value	$483	$-	$-	$483
Amortized Cost	$527	$-	$-	$527

Alt-A (included above)
Fair Value	$632	$-	$-	$632
Amortized Cost	$662	$-	$-	$662
(a)	Residential mortgage-backed securities (RMBS)
(b)	Commercial mortgage-backed securities (CMBS)
(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 74% were rated investment grade, while 87% of the Alt-A securities were rated investment grade. At December 31, 2010, $6 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.
Pretax OTTI losses of $27 million for securities with sub-prime and Alt-A exposure were included in the $77 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Statement of Operations for the year ended December 31, 2010. If additional deterioration in the underlying collateral occurs beyond our current expectations, additional OTTI losses may be recognized in earnings. See Note B to the Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	December 31,	December 31,
	2010	2009
(In millions)

Short term investments available-for-sale:
Commercial paper	$686	$185
U.S. Treasury securities	903	3,025
Money market funds	94	179
Other	532	560

Total short term investments	$2,215	$3,949

Separate Accounts
The following table summarizes the bond ratings of the investments, at estimated fair value, supporting separate account products which guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time.
Separate Account Bond Ratings

December 31	2010	%	2009	%
(In millions)

U.S. Government Agencies	$53	13%	$67	18%
AAA rated	18	5	17	5
AA and A rated	214	53	176	46
BBB rated	99	24	93	24
Non-investment grade	21	5	27	7

Total	$405	100%	$380	100%

At December 31, 2010 and 2009, approximately 97% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or internally.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses.
For 2010, net cash used by operating activities was $89 million as compared with net cash provided by operating activities of $1,258 million for 2009. As further discussed in Note F to the Consolidated Financial Statements included under Item 8 and previously referenced in this MD&A, on August 31, 2010, we completed the Loss Portfolio Transfer transaction. As a result of this transaction, operating cash flows were reduced by $1.9 billion related to the initial net cash settlement. Additionally, during 2010 operating cash flows were increased by $153 million related to net cash inflows primarily from sales of trading securities, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities. Operating cash flows were reduced by $164 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009. Excluding the items above, net cash generated by our business operations was approximately $1,650 million and $1,422 million for 2010 and 2009.
For 2009, net cash provided by operating activities was $1,258 million as compared with $1,558 million in 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by us, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of our pension deposit business which we exited in 2008. Additionally, during the second quarter of 2009 we resumed the use of a trading portfolio for income enhancement purposes. Operating cash flows were reduced by $164 million related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009. Cash provided by operating activities in 2009 was favorably impacted by decreased loss payments as compared to 2008, and tax recoveries in 2009 compared with tax payments in 2008.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for sale.
Net cash provided by investing activities was $767 million for 2010, as compared with net cash used by investing activities of $1,093 million and $1,908 million for 2009 and 2008. Cash flows from investing activities are impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments. The cash provided by investing activities was used to fund the initial net cash settlement with NICO referenced above.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by us.
Net cash flows used by financing activities were $742 million and $120 million in 2010 and 2009. Net cash flows provided by financing activities were $347 million in 2008. Net cash used by financing activities in 2010 was primarily related to payments to redeem the outstanding 2008 Senior Preferred as discussed below and the repayment of $150 million on a credit facility, partially offset by $495 million in net proceeds from the issuance of ten-year senior notes.
2008 Senior Preferred
In 2008, we issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock for $1.25 billion. We used the majority of the proceeds to increase the statutory surplus of our principal insurance subsidiary, Continental Casualty Company (CCC), through the purchase of a $1.0 billion surplus note of CCC. As of December 31, 2010, we have fully redeemed all 12,500 shares originally issued, through a series of redemptions during 2009 and 2010. The redemptions were funded by the issuance of debt and the partial repayment of the surplus note.

Dividends of $76 million, $122 million and $19 million on the 2008 Senior Preferred were declared and paid for the years ended December 31, 2010, 2009 and 2008.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. Additionally, we have the full limit of $250 million available under a revolving credit facility.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities. In February of 2011, we issued $400 million of 5.75% senior notes due August 15, 2021 in a public offering. Subsequently, we announced the redemption of the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, and other required payments. We anticipate the redemption to be completed on or about March 18, 2011.
Dividends
On February 4, 2011, our Board of Directors declared a quarterly dividend of $0.10 per share, payable March 2, 2011 to shareholders of record on February 16, 2011. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
Further information on our dividends from subsidiaries is provided in Note L to the Consolidated Financial Statements included under Item 8.
CNA Surety
On November 1, 2010, we announced our proposal to acquire all of the outstanding shares of common stock of CNA Surety that are not currently owned by us for $22 per share in cash. On February 4, 2011, CNA Surety announced that our proposal substantially undervalued CNA Surety; however, it would consider another proposal. We are evaluating CNA Surety’s response and considering options that are in the best interests of our stockholders. There is no assurance that the acquisition will be completed or, if so, that the anticipated benefits of the acquisition will be realized.

Commitments, Contingencies, and Guarantees
We have various commitments, contingencies and guarantees which arose in the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of December 31, 2010 is presented in the following table.
Contractual Commitments

December 31, 2010					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years
(In millions)

Debt (a)	$3,831	$570	$357	$798	$2,106
Lease obligations	168	38	65	40	25
Claim and claim expense reserves (b)	27,238	5,769	7,850	4,126	9,493
Future policy benefits reserves (c)	13,101	173	602	320	12,006
Policyholder funds reserves (c)	137	23	13	5	96
Guaranteed payment contracts (d)	28	27	1	-	-

Total (e)	$44,503	$6,600	$8,888	$5,289	$23,726

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2010. See the Reserves — Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2010. Future policy benefit reserves of $747 million and policyholder fund reserves of $37 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note A to the Consolidated Financial Statements under Item 8.

(d)	Primarily relating to outsourced services and software.

(e)	Does not include expected estimated contribution of $73 million to our pension and postretirement plans in 2011.
Further information on our commitments, contingencies and guarantees is provided in Notes B, C, F, G, I and K to the Consolidated Financial Statements included under Item 8.

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

	Insurance Financial Strength Ratings		Corporate Debt Ratings
	Property & Casualty	Life	CNAF	Continental
	CCC Group	CAC	Senior Debt	Senior Debt

A.M. Best	A	A-	bbb	Not rated
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	Not rated	BBB-	BBB-
A.M. Best, Moody’s and S&P currently maintain a stable outlook on the Company.
If our property and casualty insurance financial strength ratings were downgraded below current levels, our business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets and the required collateralization of certain future payment obligations or reserves. Downgrades of our corporate debt ratings could result in adverse effects upon our liquidity position, including negatively impacting our ability to access capital markets, and increasing our financing costs.
Further, additional collateralization may be required for certain settlement agreements and assumed reinsurance contracts, as well as derivative contracts, if our ratings or other specific criteria fall below certain thresholds.
In addition, it is possible that a lowering of the corporate debt ratings of Loews by certain of these agencies could result in an adverse impact on our ratings, independent of any change in our circumstances. None of the major rating agencies which rates Loews currently maintains a negative outlook or has Loews on negative Credit Watch.
Accounting Standards Updates
For discussion of accounting standards updates that have been adopted or will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for asbestos and environmental pollution and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
Company-Specific Factors
•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves – Estimates and Uncertainties sections included in this MD&A, including the sufficiency of the reserves and the possibility for future increases;

•
the risk that the other parties to the transaction in which, subject to certain limitations, we ceded our legacy A&EP liabilities will not fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&EP liabilities and the possible continued exposure of CNA to liabilities for A&EP claims that are not covered under the terms of the transaction;

•	the performance of reinsurance companies under reinsurance contracts with us; and

•	the consummation of contemplated transactions.
Industry and General Market Factors
•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;

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

•
conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of Loews to provide additional capital support to us; and

•
the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.

Regulatory Factors
•
regulatory initiatives and compliance with governmental regulations, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us, and rulings and changes in tax laws and regulations;

•
regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies as well as the new federal financial regulatory reform of the insurance industry established by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
increased operating costs and underwriting losses arising from the Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, as well as health care reform proposals at the state level; and

•
regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners.

Impact of Catastrophic Events and Related Developments
•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•
regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•	the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to our ability to contain our terrorism exposure effectively; and

•	the occurrence of epidemics.
Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments are exposed to various risks, such as interest rate risk, equity price risk, credit risk and foreign currency risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates and credit spread widening, could have an adverse material impact on our results of operations and/or equity.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2010 and 2009 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2010 and 2009, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the Standard & Poor’s 500 Index (S&P 500) from its level at December 31, 2010 and 2009, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
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
The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2010 and 2009, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.

Market Risk Scenario 1
		Increase (Decrease)
			Foreign
	Market	Interest	Currency	Equity Price
December 31, 2010	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$137	$(4)	$-	$-
Asset-backed	7,846	(376)	(2)	-
States, municipalities and political subdivisions	7,889	(799)	-	-
Foreign government	620	(18)	(60)	-
Corporate and other bonds	21,025	(1,216)	(100)	-
Redeemable preferred stock	54	(3)	-	(2)

Total fixed maturity securities available-for-sale	37,571	(2,416)	(162)	(2)

Fixed maturity securities trading	6	-	-	-
Equity securities available-for-sale	440	(26)	-	(44)
Short term investments	2,215	(7)	(21)	-
Limited partnerships	2,309	1	-	(52)
Other invested assets	114	(7)	-	-

Total general account	42,655	(2,455)	(183)	(98)

Separate accounts:
Fixed maturity securities	405	(18)	-	-
Equity securities	22	-	-	(2)
Short term investments	19	-	-	-

Total separate accounts	446	(18)	-	(2)

Derivative financial instruments, included in Other liabilities	(2)	-	2	-

Total securities	$43,099	$(2,473)	$(181)	$(100)

Long term debt (carrying value)	$2,251	$(127)	$-	$-

Market Risk Scenario 1
		Increase (Decrease)
			Foreign
	Market	Interest	Currency	Equity Price
December 31, 2009	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$199	$(5)	$-	$-
Asset-backed	8,353	(232)	(2)	-
States, municipalities and political subdivisions	7,124	(700)	-	-
Foreign government	479	(11)	(44)	-
Corporate and other bonds	19,229	(1,131)	(87)	-
Redeemable preferred stock	54	(3)	-	(2)

Total fixed maturity securities available-for-sale	35,438	(2,082)	(133)	(2)

Fixed maturity securities trading	174	(17)	-	-
Equity securities available-for-sale	644	-	-	(65)
Short term investments	3,949	(12)	(32)	-
Limited partnerships	1,787	1	-	(59)
Other invested assets	4	20	-	-

Total general account	41,996	(2,090)	(165)	(126)

Separate accounts:
Fixed maturity securities	380	(15)	-	-
Equity securities	32	-	-	(3)
Short term investments	6	-	-	-

Total separate accounts	418	(15)	-	(3)

Derivative financial instruments, included in Other liabilities	(11)	1	-	-

Total securities	$42,403	$(2,104)	$(165)	$(129)

Long term debt (carrying value)	$2,303	$(109)	$-	$-

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2010 and 2009, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.

Market Risk Scenario 2
		Increase (Decrease)
			Foreign
	Market	Interest	Currency	Equity Price
December 31, 2010	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$137	$(6)	$-	$-
Asset-backed	7,846	(570)	(5)	-
States, municipalities and political subdivisions	7,889	(1,153)	-	-
Foreign government	620	(26)	(119)	-
Corporate and other bonds	21,025	(1,784)	(199)	-
Redeemable preferred stock	54	(5)	-	(5)

Total fixed maturity securities available-for-sale	37,571	(3,544)	(323)	(5)

Fixed maturity securities trading	6	-	-	-
Equity securities available-for-sale	440	(44)	(1)	(110)
Short term investments	2,215	(10)	(42)	-
Limited partnerships	2,309	1	-	(130)
Other invested assets	114	(11)	1	-

Total general account	42,655	(3,608)	(365)	(245)

Separate accounts:
Fixed maturity securities	405	(26)	-	-
Equity securities	22	-	-	(5)
Short term investments	19	-	-	-

Total separate accounts	446	(26)	-	(5)

Derivative financial instruments, included in Other liabilities	(2)	-	3	-

Total securities	$43,099	$(3,634)	$(362)	$(250)

Long term debt (carrying value)	$2,251	$(187)	$-	$-

Market Risk Scenario 2
		Increase (Decrease)
			Foreign
	Market	Interest	Currency	Equity Price
December 31, 2009	Value	Rate Risk	Risk	Risk
(In millions)

General account:
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$199	$(7)	$-	$-
Asset-backed	8,353	(318)	(4)	-
States, municipalities and political subdivisions	7,124	(1,013)	-	-
Foreign government	479	(17)	(89)	-
Corporate and other bonds	19,229	(1,641)	(172)	-
Redeemable preferred stock	54	(5)	-	(5)

Total fixed maturity securities available-for-sale	35,438	(3,001)	(265)	(5)

Fixed maturity securities trading	174	(19)	-	-
Equity securities available-for-sale	644	-	(1)	(161)
Short term investments	3,949	(19)	(64)	-
Limited partnerships	1,787	1	-	(148)
Other invested assets	4	30	-	-

Total general account	41,996	(3,008)	(330)	(314)

Separate accounts:
Fixed maturity securities	380	(22)	-	-
Equity securities	32	-	-	(8)
Short term investments	6	-	-	-

Total separate accounts	418	(22)	-	(8)

Derivative financial instruments, included in Other liabilities	(11)	-	-	-

Total securities	$42,403	$(3,030)	$(330)	$(322)

Long term debt (carrying value)	$2,303	$(160)	$-	$-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31	2010	2009	2008
(In millions, except per share data)

Revenues
Net earned premiums	$6,515	$6,721	$7,151
Net investment income	2,316	2,320	1,619
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(254)	(1,657)	(1,484)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	22	305	-

Net other-than-temporary impairment losses recognized in earnings	(232)	(1,352)	(1,484)
Other net realized investment gains	318	495	187

Net realized investment gains (losses), net of participating policyholders’ interests	86	(857)	(1,297)

Other revenues	292	288	326

Total revenues	9,209	8,472	7,799

Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	4,985	5,290	5,723
Amortization of deferred acquisition costs	1,387	1,417	1,467
Other operating expenses (Note F)	1,568	1,097	1,037
Interest	157	128	134

Total claims, benefits and expenses	8,097	7,932	8,361

Income (loss) from continuing operations before income tax	1,112	540	(562)
Income tax (expense) benefit	(333)	(57)	311

Income (loss) from continuing operations	779	483	(251)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $0 and $9 (Note F)	(21)	(2)	9

Net income (loss)	758	481	(242)
Net (income) loss attributable to noncontrolling interests	(68)	(62)	(57)

Net income (loss) attributable to CNA	$690	$419	$(299)

Income (Loss) Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA	$711	$421	$(308)
Dividends on 2008 Senior Preferred	(76)	(122)	(19)

Income (loss) from continuing operations attributable to CNA common stockholders	635	299	(327)
Income (loss) from discontinued operations attributable to CNA common stockholders	(21)	(2)	9

Income (loss) attributable to CNA common stockholders	$614	$297	$(318)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31	2010	2009	2008
(In millions, except per share data)

Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders

Income (loss) from continuing operations attributable to CNA common stockholders	$2.36	$1.11	$(1.21)
Income (loss) from discontinued operations attributable to CNA common stockholders	(0.08)	(0.01)	0.03

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$2.28	$1.10	$(1.18)

Weighted Average Outstanding Common Stock and Common Stock Equivalents

Basic	269.1	269.0	269.4

Diluted	269.5	269.1	269.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31	2010		2009		2008
(In millions)	Tax	After-tax	Tax	After-tax	Tax	After-tax

Other Comprehensive Income (Loss)
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(47)	$86	$52	$(95)	$-	$-
Net unrealized gains (losses) on other investments	(269)	505	(2,024)	3,741	1,926	(3,553)

Net unrealized gains (losses) on investments	(316)	591	(1,972)	3,646	1,926	(3,553)
Net unrealized gains (losses) on discontinued operations and other	(2)	9	(2)	9	6	(6)
Foreign currency translation adjustment	-	49	-	117	-	(153)
Pension and postretirement benefits	(18)	35	(8)	15	194	(363)
Allocation to participating policyholders	-	(23)	-	(40)	-	32

Other comprehensive income (loss)	$(336)	661	$(1,982)	3,747	$2,126	(4,043)

Net income (loss)		758		481		(242)

Comprehensive income (loss)		1,419		4,228		(4,285)

Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests		(10)		(24)		11
Pension and postretirement benefits attributable to noncontrolling interests		(2)		(2)		5

Other comprehensive (income) loss attributable to noncontrolling interests		(12)		(26)		16

Net (income) loss attributable to noncontrolling interests		(68)		(62)		(57)

Comprehensive (income) loss attributable to noncontrolling interests		(80)		(88)		(41)

Total comprehensive income (loss) attributable to CNA		$1,339		$4,140		$(4,326)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31	2010	2009
(In millions, except share data)

Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,427 and $35,602)	$37,577	$35,612
Equity securities at fair value (cost of $422 and $633)	440	644
Limited partnership investments	2,309	1,787
Other invested assets	27	4
Mortgage loans	87	-
Short term investments	2,215	3,949

Total investments	42,655	41,996
Cash	77	140
Reinsurance receivables (less allowance for uncollectible receivables of $125 and $351)	7,079	6,581
Insurance receivables (less allowance for uncollectible receivables of $160 and $202)	1,557	1,656
Accrued investment income	425	416
Deferred acquisition costs	1,079	1,108
Deferred income taxes	667	1,333
Property and equipment at cost (less accumulated depreciation of $543 and $498)	333	360
Goodwill and other intangible assets	141	141
Other assets (includes $139 and $320 due from Loews Corporation)	868	1,144
Separate account business	450	423

Total assets	$55,331	$55,298

Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$25,496	$26,816
Unearned premiums	3,203	3,274
Future policy benefits	8,718	7,981
Policyholders’ funds	173	192
Participating policyholders’ funds	60	56
Short term debt	400	-
Long term debt	2,251	2,303
Other liabilities	3,056	3,087
Separate account business	450	423

Total liabilities	43,807	44,132

Commitments and contingencies (Notes B, C, G, I , and K)

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; no shares and 10,000 shares issued and outstanding held by Loews Corporation)	-	1,000
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,139,198 and 269,026,759 shares outstanding)	683	683
Additional paid-in capital	2,200	2,177
Retained earnings	7,876	7,264
Accumulated other comprehensive income (loss)	326	(325)
Treasury stock (3,901,045 and 4,013,484 shares), at cost	(105)	(109)
Notes receivable for the issuance of common stock	(26)	(30)

Total CNA stockholders’ equity	10,954	10,660
Noncontrolling interests	570	506

Total equity	11,524	11,166

Total liabilities and equity	$55,331	$55,298

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31	2010	2009	2008
(In millions)

Cash Flows from Operating Activities
Net income (loss)	$758	$481	$(242)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	21	2	(9)
Loss on disposal of property and equipment	-	14	1
Deferred income tax expense (benefit)	327	177	(174)
Trading portfolio activity	153	(164)	644
Net realized investment (gains) losses, net of participating policyholders’ interests	(86)	857	1,297
Equity method investees	(136)	(223)	446
Amortization of investments	(117)	(198)	(278)
Depreciation	78	86	78
Changes in:
Receivables, net	(406)	976	987
Accrued investment income	(15)	(60)	(26)
Deferred acquisition costs	29	17	36
Insurance reserves	(805)	(612)	(590)
Other assets	142	99	(241)
Other liabilities	53	(174)	(372)
Other, net	5	3	9

Total adjustments	(757)	800	1,808

Net cash flows provided by operating activities-continuing operations	$1	$1,281	$1,566

Net cash flows used by operating activities-discontinued operations	$(90)	$(23)	$(8)

Net cash flows provided (used) by operating activities-total	$(89)	$1,258	$1,558

Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(16,704)	$(24,189)	$(48,404)
Proceeds from fixed maturity securities:
Sales	12,514	19,245	41,749
Maturities, calls and redemptions	3,340	3,448	4,092
Purchases of equity securities	(99)	(269)	(205)
Proceeds from sales of equity securities	341	901	220
Origination of mortgage loans	(87)	-	-
Change in short term investments	1,629	(327)	1,032
Change in other investments	(263)	140	(295)
Purchases of property and equipment	(53)	(63)	(104)
Dispositions	66	-	-
Other, net	7	(2)	(11)

Net cash flows provided (used) by investing activities-continuing operations	$691	$(1,116)	$(1,926)

Net cash flows provided by investing activities-discontinued operations	$76	$23	$18

Net cash flows provided (used) by investing activities-total	$767	$(1,093)	$(1,908)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31	2010	2009	2008
(In millions)

Cash Flows from Financing Activities
Dividends paid to Loews for 2008 Senior Preferred	$(76)	$(122)	$(19)
Dividends paid to common stockholders	-	-	(122)
Proceeds from the issuance of debt	495	350	250
Principal payments on debt	(150)	(100)	(350)
Policyholders’ investment contract net deposits (withdrawals)	(6)	(11)	(604)
Payments to redeem 2008 Senior Preferred	(1,000)	(250)	-
Proceeds from the issuance of 2008 Senior Preferred	-	-	1,250
Stock options exercised	11	1	1
Purchase of treasury stock	-	-	(70)
Other, net	(16)	12	11

Net cash flows provided (used) by financing activities-continuing operations	$(742)	$(120)	$347

Net cash flows provided (used) by financing activities-discontinued operations	$-	$-	$-

Net cash flows provided (used) by financing activities-total	$(742)	$(120)	$347

Effect of foreign exchange rate changes on cash-continuing operations	1	10	(13)

Net change in cash	$(63)	$55	$(16)
Net cash transactions from continuing operations to discontinued operations	(14)	-	17
Net cash transactions to discontinued operations from continuing operations	14	-	(17)

Cash, beginning of year	140	85	101

Cash, end of year	$77	$140	$85

Cash-continuing operations	$77	$140	$85
Cash-discontinued operations	-	-	-

Cash-total	$77	$140	$85

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders’ Equity

Years ended December 31	2010	2009	2008
(In millions)
Preferred Stock
Balance, beginning of period	$1,000	$1,250	$-
Issuance of 2008 Senior Preferred	-	-	1,250
Redemption of 2008 Senior Preferred	(1,000)	(250)	-

Balance, end of period	-	1,000	1,250

Common Stock
Balance, beginning and end of period	683	683	683

Additional Paid-in Capital
Balance, beginning of period	2,177	2,174	2,169
Stock based compensation	1	2	5
Other	22	1	-

Balance, end of period	2,200	2,177	2,174

Retained Earnings
Balance, beginning of period	7,264	6,845	7,285
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance as of April 1, 2009, net of tax	-	122	-
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	(2)	-	-
Dividends paid to common stockholders	-	-	(122)
Dividends paid to Loews Corporation for 2008 Senior Preferred	(76)	(122)	(19)
Net income (loss) attributable to CNA	690	419	(299)

Balance, end of period	7,876	7,264	6,845

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(325)	(3,924)	103
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance as of April 1, 2009, net of tax	-	(122)	-
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	2	-	-
Other comprehensive income (loss) attributable to CNA	649	3,721	(4,027)

Balance, end of period	326	(325)	(3,924)

Treasury Stock
Balance, beginning of period	(109)	(109)	(39)
Stock-based compensation and other	4	-	-
Purchase of treasury stock	-	-	(70)

Balance, end of period	(105)	(109)	(109)

Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(30)	(42)	(51)
Decrease in notes receivable for the issuance of common stock	4	12	9

Balance, end of period	(26)	(30)	(42)

Total CNA Stockholders’ Equity	10,954	10,660	6,877

Noncontrolling Interests
Balance, beginning of period	506	420	385
Net income	68	62	57
Other comprehensive income (loss)	12	26	(16)
Other	(16)	(2)	(6)

Balance, end of period	570	506	420

Total Equity	$11,524	$11,166	$7,297

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and the remaining life & group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 61% of the outstanding common stock of CNA Surety as of December 31, 2010. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2010.
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
Business
The Company’s core property and casualty insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. In the fourth quarter of 2010, the Company revised its segments, as further discussed in Note N.
The Company serves a wide variety of customers, including small, medium and large businesses; associations; professionals; and groups and individuals with a broad range of insurance and risk management products and services.
Core insurance products include commercial property and casualty coverages. Non-core insurance products, which primarily have been placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, warranty and claims administration. The Company’s products and services are marketed through independent agents, brokers, and managing general underwriters.
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
Insurance receivables are presented at unpaid balances net of an allowance for uncollectible receivables, which is recorded on the basis of periodic evaluations of balances due currently or in the future from insureds, including amounts due from insureds related to losses under high deductible policies, management’s experience and current economic conditions. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets. See Note P for further discussion on claim and claim adjustment expense reserves for discontinued operations.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.4 billion and $1.5 billion as of December 31, 2010 and 2009. A significant portion of these amounts are supported by collateral. The Company also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at both December 31, 2010 and 2009. At December 31, 2010 and 2009, the discounted reserves for unfunded structured settlements were $713 million and $746 million, net of discount of $1.1 billion in both periods.
Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.0% to 6.5% at both December 31, 2010 and 2009. At December 31, 2010 and 2009, such discounted reserves totaled $1.9 billion and $1.7 billion, net of discount of $487 million and $482 million.
Future policy benefits reserves: Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2010 and 2009, and mortality, morbidity and withdrawal assumptions were generally established at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.
Policyholders’ funds reserves: Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. During 2008, the Company exited the indexed group annuity portion of its pension deposit business and settled the related liabilities with policyholders with no material impact to results of operations. Cash flows related to the settlement of the liabilities with policyholders were presented on the Consolidated Statements of Cash Flows in Cash flows from financing activities, as Policyholders’ investment contract net deposits (withdrawals). Cash flows related to proceeds from the liquidation of the related assets supporting the policyholder liabilities were presented on the Consolidated Statements of Cash Flows in Cash flows from operating activities, as Trading portfolio activity.

Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the liability balances were $160 million and $167 million. As of December 31, 2010 and 2009, included in Other assets on the Consolidated Balance Sheets were $3 million and $5 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.
Reinsurance: Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity.
Reinsurance receivables related to paid losses are presented at unpaid balances. Reinsurance receivables related to unpaid losses are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. Reinsurance receivables are reported net of an allowance for uncollectible amounts on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of the Company.
The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Amounts are considered past due based on the reinsurance contract terms. Reinsurance receivables related to paid losses and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer. Reinsurance receivables related to paid losses from insolvent insurers are written off when the settlement due from the estate can be reasonably estimated. At the time reinsurance receivables related to paid losses are written off, any required adjustment to reinsurance receivables related to unpaid losses is recorded as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by the Company are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2010 and 2009, the Company had $23 million and $21 million recorded as deposit assets and $114 million and $112 million recorded as deposit liabilities. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in Other revenues or Other operating expenses on the Consolidated Statements of Operations as appropriate.
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
The Company accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Operations. The fair value of the Company’s investments in life settlement contracts were $129 million and $130 million at December 31, 2010 and 2009, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.
The following table details the values for life settlement contracts. The determination of fair value is discussed in Note D.

December 31, 2010		Fair Value of Life Settlement	Face Amount of Life Insurance
	Number of Life	Contracts	Policies
	Settlement Contracts	(In millions)	(In millions)

Estimated maturity during:
2011	80	$21	$55
2012	70	17	49
2013	70	14	45
2014	60	12	41
2015	60	10	39
Thereafter	563	55	369

Total	903	$129	$598

The Company uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured’s death for each inforce policy based upon the Company’s estimated mortality rates, which may vary due to the relatively small size of the portfolio of life settlement contracts. The number of life settlement contracts presented in the table above is based upon the average face amount of inforce policies estimated to mature in each future year.
The increase in fair value recognized for the years ended December 31, 2010, 2009 and 2008 on contracts still being held was $10 million, $10 million and $17 million. The gains recognized during the years ended December 31, 2010, 2009 and 2008 on contracts that matured were $19 million, $24 million and $30 million.
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
Certain of the separate account investment contracts related to the Company’s pension deposit business guarantee principal and an annual minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time. Most of these contracts are subject to a fair value adjustment if terminated by the policyholder. During 2008, the Company recorded $68 million of additional Policyholders’ funds liabilities due to declines in the fair value of the related separate account assets. During 2009, the Company decreased this pretax liability by $42 million, and during 2010, the Company decreased this pretax liability by $24 million, based on increases in the fair value of separate account assets during those periods. If the fair value of the related assets supporting the business increases to a level that exceeds the aggregate contract value, the amount of any such increase will accrue to the Company’s benefit to the extent of any remaining additional liability in Policyholders’ funds.
Investments
Valuation of investments: The Company classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. To the extent that unrealized gains on fixed income securities supporting certain annuities with life contingencies would result in a premium deficiency if those gains were realized, the related increase in insurance reserves for future policy benefits is recorded, net of tax, as a reduction of unrealized net capital gains through Other comprehensive income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income on the Consolidated Statements of Operations. Investment valuations are adjusted and losses may be recognized as Net realized investment losses on the Consolidated Statements of Operations when a decline in value is determined by the Company to be other-than-temporary. See the Accounting Standards Update section of this note for further information regarding the Company’s recognition and presentation of other-than-temporary impairments.
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
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and any valuation allowance. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. A valuation allowance is established for impaired loans to the extent that the present value of expected future cash flows discounted at the loan’s original effective interest rate exceeds the carrying value of the loan. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payments is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms.
Other invested assets include certain derivative securities and securities for which the fair value option was elected as a result of the adoption of the updated embedded credit derivative accounting guidance. See the Accounting Standards Update section of this note for further information regarding the Company’s recognition and presentation of securities with embedded credit derivatives.

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
Income Taxes
The Company and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Other comprehensive income. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits, and amortization of actuarial gains and losses are recognized on the Consolidated Statements of Operations. Effective January 1, 2009, due to the significant number of inactive participants in the plan, the Company amortizes actuarial gains/losses over the average remaining life expectancy of the inactive participants for the CNA Retirement Plan. Previously, the Company amortized actuarial gains/losses over the average remaining service period of the active participants. This change resulted in an increase to net income of $20 million, net of taxes, for the year ended December 31, 2009.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies, repurchases or cancels primarily on a straight-line basis over the requisite service period, generally four years.
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders’ equity as a component of Accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction losses of $19 million, $14 million and $35 million were included in determining net income (loss) for the years ended December 31, 2010, 2009 and 2008.
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
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets of $141 million as of December 31, 2010 and 2009 primarily represent the excess of purchase price over the fair value of the net assets of acquired entities and businesses. As of December 31, 2010 and 2009, $139 million of the balance related to CNA Surety. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.

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
For the years ended December 31, 2010 and 2009, approximately 380 thousand and 120 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1.2 million and 1.7 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. For the year ended December 31, 2008, as a result of the net loss, none of the 1.6 million potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $145 million, $124 million and $139 million for the years ended December 31, 2010, 2009 and 2008. Cash refunds received for income taxes amounted to $175 million and $117 million for the years ended December 31, 2010 and 2009. Cash payments made for income taxes were $120 million for the year ended December 31, 2008.

Accounting Standards Updates
Adopted
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (FASB) issued updated accounting guidance which amended the requirements for determination of the primary beneficiary of a variable interest entity, required an ongoing assessment of whether an entity is the primary beneficiary and required enhanced interim and annual disclosures. The updated accounting guidance was effective for annual reporting periods beginning after November 15, 2009, except for investment company type entities for which the requirements under this guidance have been deferred. The adoption of this updated accounting guidance as of January 1, 2010 had no impact on the Company’s financial condition or results of operations.
Scope Exception Related to Credit Derivatives
In March 2010, the FASB issued updated accounting guidance which amended the accounting and reporting requirements related to derivatives to provide clarifying language regarding when embedded credit derivative features, including those in synthetic collateralized debt and loan obligations, are considered embedded derivatives subject to potential bifurcation. Transition provisions include an option at adoption to measure an investment in its entirety at fair value with subsequent changes in fair value recognized in earnings (the fair value option). The adoption of this updated accounting guidance as of July 1, 2010 resulted in a cumulative effect adjustment of $2 million, net of tax, which was reclassified to Retained earnings from Accumulated other comprehensive income (AOCI) on the Consolidated Statement of Equity and was attributable to gross unrealized losses on securities with embedded credit derivative features for which the fair value option was elected. These securities are included in Other invested assets on the Consolidated Balance Sheet at December 31, 2010. Subsequent fair value changes are included in Other net realized investment gains on the Consolidated Statement of Operations.
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
The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. If the Company does not expect to recover the entire amortized cost basis of a fixed maturity security, the security is deemed to be other-than-temporarily impaired for credit reasons. For these securities, the updated accounting guidance requires the bifurcation of OTTI losses into a credit component and a non-credit component. The credit component is recognized in earnings and represents the difference between the present value of the future cash flows that the Company expects to collect and a fixed maturity security’s amortized cost basis. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the present value of the future cash flows that the Company expects to collect.
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
The adoption of this updated accounting guidance as of April 1, 2009 resulted in a cumulative effect adjustment of $122 million, net of tax, which was reclassified to AOCI from Retained earnings on the Consolidated Statement of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that were still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009.

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

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities	$2,051	$1,941	$1,984
Short term investments	15	36	115
Limited partnerships	249	315	(379)
Equity securities	32	49	80
Mortgage loans	2	-	-
Trading portfolio – indexed group annuity (a)	-	-	(146)
Trading portfolio – other (b)	13	23	(3)
Other	8	6	19

Gross investment income	2,370	2,370	1,670
Investment expenses	(54)	(50)	(51)

Net investment income	$2,316	$2,320	$1,619

(a) The losses related to the indexed group annuity trading portfolio, including net unrealized losses, were substantially offset by a corresponding change in the policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations.
(b) There were no net unrealized gains (losses) related to changes in fair value on trading securities still held included in net investment income for the year ended December 31, 2010. The net unrealized losses related to changes in fair value on trading securities still held included in net investment income were $5 million and $3 million for the years ended December 31, 2009 and 2008.
As of December 31, 2010, the Company held seven non-income producing fixed maturity securities aggregating $3 million of fair value. As of December 31, 2009, the Company held three non-income producing fixed maturity securities aggregating $1 million of fair value. As of December 31, 2010 and 2009, no investments exceeded 10% of stockholders’ equity, other than investments in U.S. Treasury and U.S. Government agency securities.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31	2010	2009	2008
(In millions)

Net realized investment gains (losses):

Fixed maturity securities:
Gross realized gains	$475	$500	$532
Gross realized losses	(383)	(1,667)	(1,363)

Net realized investment gains (losses) on fixed maturity securities	92	(1,167)	(831)

Equity securities:
Gross realized gains	50	473	22
Gross realized losses	(52)	(230)	(512)

Net realized investment gains (losses) on equity securities	(2)	243	(490)

Derivatives	(1)	51	(19)
Short term investments and other (a)	(3)	16	43

Net realized investment gains (losses), net of participating policyholders’ interests	$86	$(857)	$(1,297)

(a) Includes net unrealized losses of $1 million for the year ended December 31, 2010, related to changes in fair value on securities for which the fair value option was elected as a result of the adoption of the updated embedded credit derivative accounting guidance as of July 1, 2010.

Net change in unrealized gains (losses) on investments is presented in the following table.
Net Change in Unrealized Gains (Losses)

Years ended December 31	2010	2009	2008
(In millions)

Net change in unrealized gains (losses) on investments:
Fixed maturity securities	$1,140	$5,278	$(5,137)
Equity securities	7	156	(347)
Other	(1)	(4)	5

Total net change in unrealized gains (losses) on investments	$1,146	$5,430	$(5,479)

In 2010, the Company recorded additional future policy benefit reserves due to an increase in unrealized appreciation on fixed income securities supporting certain annuities with life contingencies, which resulted in a decrease to net unrealized gains on investments of $150 million, net of tax.
The components of OTTI losses recognized in earnings by asset type are summarized in the following table.

Years ended December 31	2010	2009	2008
(In millions)

Fixed maturity securities available-for-sale:

U.S. Treasury and obligations of government agencies	$-	$-	$29

Asset-backed:
Residential mortgage-backed	71	461	222
Commercial mortgage-backed	3	193	208
Other asset-backed	3	31	35

Total asset-backed	77	685	465

States, municipalities and political subdivisions	62	79	1
Foreign government	-	-	2
Corporate and other bonds	68	357	583
Redeemable preferred stock	-	9	1

Total fixed maturity securities available-for-sale	207	1,130	1,081

Equity securities available-for-sale:
Common stock	11	5	140
Preferred stock	14	217	263

Total equity securities available-for-sale	25	222	403

Net OTTI losses recognized in earnings	$232	$1,352	$1,484

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

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Estimated	Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI Losses
December 31, 2010	Cost	Gains	Losses	Value	(Gains)
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$122	$16	$1	$137	$-

Asset-backed:
Residential mortgage-backed	6,254	101	265	6,090	114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763	-

Total asset-backed	8,001	159	314	7,846	112

States, municipalities and political subdivisions	8,157	142	410	7,889	-
Foreign government	602	18	-	620	-
Corporate and other bonds	19,492	1,603	70	21,025	-
Redeemable preferred stock	47	7	-	54	-

Total fixed maturity securities available-for-sale	36,421	1,945	795	37,571	$112

Total fixed maturity securities trading	6	-	-	6

Equity securities available-for-sale:
Common stock	90	25	-	115
Preferred stock	332	2	9	325

Total equity securities available-for-sale	422	27	9	440

Total	$36,849	$1,972	$804	$38,017

Summary of Fixed Maturity and Equity Securities

	Cost or	Gross	Gross	Estimated	Unrealized
	Amortized	Unrealized	Unrealized	Fair	OTTI
December 31, 2009	Cost	Gains	Losses	Value	Losses
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$184	$16	$1	$199	$-

Asset-backed:
Residential mortgage-backed	7,469	72	604	6,937	246
Commercial mortgage-backed	709	10	135	584	3
Other asset-backed	858	14	40	832	-

Total asset-backed	9,036	96	779	8,353	249

States, municipalities and political subdivisions	7,280	203	359	7,124	-
Foreign government	467	14	2	479	-
Corporate and other bonds	18,410	1,107	288	19,229	26
Redeemable preferred stock	51	4	1	54	-

Total fixed maturity securities available-for-sale	35,428	1,440	1,430	35,438	$275

Total fixed maturity securities trading	174	-	-	174

Equity securities available-for-sale:
Common stock	61	14	2	73
Preferred stock	572	40	41	571

Total equity securities available-for-sale	633	54	43	644

Total	$36,235	$1,494	$1,473	$36,256

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities by the length of time in which the securities have continuously been in a gross unrealized loss position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$8	$1	$-	$-	$8	$1

Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8

Total asset-backed	2,086	56	2,194	258	4,280	314

States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Corporate and other bonds	1,719	34	405	36	2,124	70

Total fixed maturity securities available-for-sale	7,152	255	3,344	540	10,496	795

Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9

Total equity securities available-for-sale	175	5	70	4	245	9

Total	$7,327	$260	$3,414	$544	$10,741	$804

Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$21	$1	$-	$-	$21	$1

Asset-backed:
Residential mortgage-backed	1,945	43	3,069	561	5,014	604
Commercial mortgage-backed	21	1	456	134	477	135
Other asset-backed	170	1	119	39	289	40

Total asset-backed	2,136	45	3,644	734	5,780	779

States, municipalities and political subdivisions	1,036	30	2,086	329	3,122	359
Foreign government	154	1	7	1	161	2
Corporate and other bonds	2,395	44	1,948	244	4,343	288
Redeemable preferred stock	3	-	14	1	17	1

Total fixed maturity securities available-for-sale	5,745	121	7,699	1,309	13,444	1,430

Equity securities available-for-sale:
Common stock	8	1	12	1	20	2
Preferred stock	-	-	426	41	426	41

Total equity securities available-for-sale	8	1	438	42	446	43

Total	$5,753	$122	$8,137	$1,351	$13,890	$1,473

Activity for the year ended December 31, 2010 and for the period from April 1, 2009 to December 31, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at December 31, 2010 and December 31, 2009 was as follows.

		Period from
(In millions)	Year ended	April 1, 2009 to
	December 31, 2010	December 31, 2009
Beginning balance of credit losses on fixed maturity securities	$164	$192

Additional credit losses for which an OTTI loss was previously recognized	37	93
Credit losses for which an OTTI loss was not previously recognized	11	183
Reductions for securities sold during the period	(62)	(239)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(9)	(65)

Ending balance of credit losses on fixed maturity securities	$141	$164

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the December 31, 2010 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor’s (S&P) and Moody’s Investor Services, Inc. (Moody’s) in that order of preference. If a security is not rated by these providers, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Asset-Backed Securities
The fair value of total asset-backed holdings at December 31, 2010 was $7,846 million which was comprised of 2,086 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 165 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 214 structured securities that have at least one trade lot in a gross unrealized loss position. In addition, there were 61 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 7% of amortized cost.
Commercial mortgage-backed securities include 36 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 8% of amortized cost.
Other asset-backed securities include 15 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 4% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at December 31, 2010.
Gross Unrealized Losses by Ratings Distribution
December 31, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
	Cost	Fair Value	Losses

U.S. Government Agencies	$1,506	$1,461	$45
AAA	1,225	1,158	67
AA	426	389	37
A	217	201	16
BBB	217	188	29
Non-investment grade and equity tranches	1,003	883	120

Total	$4,594	$4,280	$314

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, liquidity concerns and wider than historical bid/ask spreads, and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2010.
States, Municipalities and Political Subdivisions
The fair value of total states, municipalities and political subdivisions holdings at December 31, 2010 was $7,889 million. These holdings consist of both tax-exempt and taxable special revenue and assessment bonds, representing 71% of the overall category, followed by general obligation political subdivision bonds at 19% and state general obligation bonds at 10%.

The unrealized losses on the Company’s investments in this category are primarily due to the impact of interest rate increases on securities held, as well as market conditions for tax-exempt bonds. Securities with maturity dates that exceed 20 years comprise 66% of the gross unrealized losses. The holdings for all securities in this category include 568 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 9% of amortized cost.
The following table summarizes the ratings distribution of states, municipalities and political subdivisions securities in a gross unrealized loss position at December 31, 2010.
Gross Unrealized Losses by Ratings Distribution
December 31, 2010
(In millions)

			Gross
	Amortized	Estimated	Unrealized
	Cost	Fair Value	Losses

AAA	$995	$940	$55
AA	2,612	2,327	285
A	802	742	60
BBB	69	60	9
Non-investment grade	16	15	1

Total	$4,494	$4,084	$410

The largest exposures at December 31, 2010 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $101 million and several separate issues of New Jersey transit revenue bonds with gross unrealized losses of $64 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2010.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2010 and 2009. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

Contractual Maturity	December 31, 2010		December 31, 2009
	Cost or	Estimated	Cost or	Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In millions)

Due in one year or less	$1,515	$1,506	$1,240	$1,219
Due after one year through five years	11,198	11,653	10,046	10,244
Due after five years through ten years	10,022	10,425	10,646	10,538
Due after ten years	13,686	13,987	13,496	13,437

Total	$36,421	$37,571	$35,428	$35,438

Auction Rate Securities
The fair value of auction rate securities held at December 31, 2010 was $357 million, $316 million of which are collateralized by student loans and guaranteed by the Federal Family Education Loan Program (FFELP). There were gross unrealized losses of $16 million and no gross unrealized gains on these securities, primarily as a result of continued failed auctions and the resultant impact on liquidity. The average rating on these holdings was AAA. At December 31, 2010, all auction rate securities were paying at the applicable coupon rate in accordance with the terms of the security agreements.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2010 and 2009 was $2,309 million and $1,787 million, which includes undistributed earnings of $723 million and $507 million. Limited partnerships comprising 45% of the total carrying value are reported on a current basis through December 31, 2010 with no reporting lag, 41% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2010 and 2009, the Company had 75 and 70 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company generally does not invest in highly leveraged partnerships.
Of the limited partnerships held, 85% and 89% at December 31, 2010 and 2009 employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 49% are equity related, 27% pursue a multi-strategy approach, 19% are focused on distressed investments and 5% are fixed income related at December 31, 2010.
Limited partnerships representing 11% and 7% at December 31, 2010 and 2009 were invested in private equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,321 million and $1,178 million as of December 31, 2010 and 2009. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% of the aggregate partnership equity at December 31, 2010 and 2009, and the related income reflected on the Consolidated Statements of Operations represents approximately 3% and 4% of the changes in partnership equity for all limited partnership investments for the years ended December 31, 2010 and 2009. The individual partnership that was the largest contributor to income in 2010 had a carrying value of $198 million and $165 million at December 31, 2010 and December 31, 2009 with related income of $45 million, $120 million, and $(51) million for the years ended December 31, 2010, 2009, and 2008. The Company owned approximately 6% of this limited partnership at December 31, 2010.
The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
The Company’s limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals until the termination of the partnership. Typically, withdrawals require advanced written notice of up to 90 days.
Commercial Mortgage Loans
As of December 31, 2010, the carrying value of mortgage loans was $87 million, 40% of which are credit tenant loans where lease payments directly service the loan. Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases and creditworthiness of tenants of credit tenant loan properties. The Company identifies loans for evaluation of impairment primarily based on the collection experience of each loan. As of December 31, 2010, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.

Investment Commitments
As of December 31, 2010, the Company had committed approximately $182 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2010, the Company had commitments to purchase $196 million and sell $102 million of such investments.
As of December 31, 2010, the Company had mortgage loan commitments of $12 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.
Investments on Deposit
Securities with carrying values of approximately $2.9 billion and $2.7 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2010 and 2009.
Cash and securities with carrying values of approximately $6 million and $9 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2010 and 2009. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $298 million and $311 million as of December 31, 2010 and 2009.

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
The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk in the normal course of portfolio management which includes rebalancing its existing portfolios of assets and liabilities. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt.
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
The tables below summarize open CDS contracts where the Company sold credit protection as of December 31, 2010 and 2009. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

December 31, 2010	Fair Value of	Maximum Amount of	Weighted
(In millions)	Credit Default	Future Payments under	Average Years
	Swaps	Credit Default Swaps	to Maturity
BB rated	$1	$5	2.5
B rated	-	3	1.5

Total	$1	$8	2.1

Credit Ratings of Underlying Reference Obligations

December 31, 2009	Fair Value of	Maximum Amount of	Weighted
(In millions)	Credit Default	Future Payments under	Average Years
	Swaps	Credit Default Swaps	to Maturity
B rated	$-	$8	3.1

Total	$-	$8	3.1

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $2 million and $7 million at December 31, 2010 and 2009. The fair value of cash collateral received from counterparties was $1 million at December 31, 2010 and December 31, 2009.
Derivative securities are recorded at fair value. See Note D for information regarding the fair value of derivatives securities. Changes in the fair value of derivatives not held in a trading portfolio are reported in Net realized investment gains (losses) on the Consolidated Statements of Operations. Changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Consolidated Statements of Operations.

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Years ended December 31	2010	2009	2008
(In millions)

Without hedge designation
Interest rate swaps	$-	$61	$(59)
Credit default swaps – purchased protection	(1)	(47)	86
Credit default swaps – sold protection	-	3	(35)
Total return swaps	-	(2)	-
Futures sold, not yet purchased	-	21	(11)
Currency forwards	-	-	2
Options embedded in convertible debt securities	-	-	1
Equity warrants	-	-	(2)
Options written	-	15	-

Total	(1)	51	(18)

Trading activities
Futures purchased	-	-	(131)
Futures sold, not yet purchased	(1)	(2)	1

Total	$(2)	$49	$(148)

The Company’s derivative activities in the trading portfolio in 2010 and 2009 are associated with a trading portfolio utilized for income enhancement purposes. The Company’s derivative activities in the trading portfolio in 2008 were associated with its pension deposit business, through which the Company was exposed to equity price risk associated with its indexed group annuity contracts. A corresponding increase or decrease was reflected in the Policyholders’ funds reserves supported by this trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations. During 2008, the Company exited the indexed group annuity portion of its pension deposit business.

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
Derivative Financial Instruments

	Contractual/
December 31, 2010	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$20	$-	$(2)
Credit default swaps – sold protection	8	1	-
Currency forwards	18	-	-
Equity warrants	3	-	-

Total	49	1	(2)

Trading activities
Futures sold, not yet purchased	-	-	-

Total	$49	$1	$(2)

Derivative Financial Instruments

	Contractual/
December 31, 2009	Notional	Estimated Fair Value
(In millions)	Amount	Asset	(Liability)
Without hedge designation
Credit default swaps – purchased protection	$116	$-	$(11)
Credit default swaps – sold protection	8	-	-
Equity warrants	2	-	-

Total	126	-	(11)

Trading activities
Futures sold, not yet purchased	132	-	-

Total	$258	$-	$(11)

During the year ended December 31, 2010 new derivative transactions entered into totaled approximately $2.4 billion in notional value while derivative termination activity totaled approximately $2.6 billion. The activity during the year ended December 31, 2010 was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. During the year ended December 31, 2009 new derivative transactions entered into totaled approximately $19 billion in notional value while derivative termination activity totaled approximately $20 billion. The activity during the year ended December 31, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
				Assets/(Liabilities)
December 31, 2010	Level 1	Level 2	Level 3	at Fair Value
(in millions)

Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$76	$61	$-	$137

Asset-backed:
Residential mortgage-backed	-	5,323	767	6,090
Commercial mortgage-backed	-	920	73	993
Other asset-backed	-	404	359	763

Total asset-backed	-	6,647	1,199	7,846

States, municipalities and political subdivisions	-	7,623	266	7,889
Foreign government	115	505	-	620
Corporate and other bonds	-	20,407	624	21,031
Redeemable preferred stock	3	48	3	54

Total fixed maturity securities	194	35,291	2,092	37,577

Equity securities	288	126	26	440
Derivative and other financial instruments, included in Other invested assets	-	-	27	27
Short term investments	1,214	974	27	2,215
Life settlement contracts, included in Other assets	-	-	129	129
Discontinued operations investments, included in Other liabilities	11	60	-	71
Separate account business	28	381	41	450

Total assets	$1,735	$36,832	$2,342	$40,909

Liabilities
Derivative financial instruments, included in Other liabilities	$-	$-	$(2)	$(2)

Total liabilities	$-	$-	$(2)	$(2)

				Total
				Assets/(Liabilities)
December 31, 2009	Level 1	Level 2	Level 3	at Fair Value
(in millions)

Assets
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$247	$54	$-	$301

Asset-backed:
Residential mortgage-backed	-	6,308	629	6,937
Commercial mortgage-backed	-	461	123	584
Other asset-backed	-	484	348	832

Total asset-backed	-	7,253	1,100	8,353

States, municipalities and political subdivisions	-	6,424	756	7,180
Foreign government	139	340	-	479
Corporate and other bonds	-	18,636	609	19,245
Redeemable preferred stock	3	49	2	54

Total fixed maturity securities	389	32,756	2,467	35,612

Equity securities	503	130	11	644
Short term investments	3,552	397	-	3,949
Life settlement contracts, included in Other assets	-	-	130	130
Discontinued operations investments, included in Other liabilities	19	106	16	141
Separate account business	43	342	38	423

Total assets	$4,506	$33,731	$2,662	$40,899

Liabilities
Derivative financial instruments, included in Other liabilities	$-	$-	$(11)	$(11)

Total liabilities	$-	$-	$(11)	$(11)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

		Net realized
		investment
		gains (losses)
		and net	Net change in					Unrealized gains
		change in	unrealized					(losses) on Level
		unrealized	appreciation	Purchases,				3 assets and
		appreciation	(depreciation)	sales,				liabilities held at
		(depreciation)	included in other	issuances	Transfers	Transfers	Balance at	December 31,
	Balance at	recognized in	comprehensive	and	into	out of	December 31,	2010 recognized
Level 3	January 1, 2010	net income*	income	settlements	Level 3	Level 3	2010	in net income*
(in millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$629	$(10)	$15	$181	$-	$(48)	$767	$(13)
Commercial mortgage-backed	123	10	13	(8)	7	(72)	73	(2)
Other asset-backed	348	6	30	30	-	(55)	359	(1)

Total asset-backed	1,100	6	58	203	7	(175)	1,199	(16)

States, municipalities and political subdivisions	756	-	15	(507)	2	-	266	-
Corporate and other bonds	609	9	56	45	60	(155)	624	(4)
Redeemable preferred stock	2	6	2	(7)	-	-	3	-

Total fixed maturity securities	2,467	21	131	(266)	69	(330)	2,092	(20)

Equity securities	11	(4)	1	17	8	(7)	26	(5)
Derivative and other financial instruments, net	(11)	(1)	-	37	-	-	25	(1)
Short term investments	-	-	-	37	1	(11)	27	-
Life settlement contracts	130	29	-	(30)	-	-	129	10
Discontinued operations investments	16	-	1	(2)	-	(15)	-	-
Separate account business	38	-	-	3	-	-	41	-

Total	$2,651	$45	$133	$(204)	$78	$(363)	$2,340	$(16)

		Net realized
		investment
		gains (losses)
		and net	Net change in					Unrealized gains
		change in	unrealized					(losses) on Level
		unrealized	appreciation	Purchases,				3 assets and
		appreciation	(depreciation)	sales,				liabilities held at
		(depreciation)	included in other	issuances	Transfers	Transfers	Balance at	December 31,
	Balance at	recognized in	comprehensive	and	into	out of	December 31,	2009 recognized
Level 3	January 1, 2009	net income*	income	settlements	Level 3	Level 3	2009	in net income*
(in millions)

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$782	$(32)	$117	$(52)	$71	$(257)	$629	$(12)
Commercial mortgage-backed	186	(170)	185	(24)	28	(82)	123	(175)
Other asset-backed	139	(26)	56	180	153	(154)	348	-

Total asset-backed	1,107	(228)	358	104	252	(493)	1,100	(187)

States, municipalities and political subdivisions	750	-	72	(66)	-	-	756	-
Foreign government	6	-	-	-	-	(6)	-	-
Corporate and other bonds	616	(10)	126	75	23	(221)	609	(11)
Redeemable preferred stock	13	(9)	9	7	-	(18)	2	(9)

Total fixed maturity securities	2,492	(247)	565	120	275	(738)	2,467	(207)

Equity securities	210	-	(1)	5	-	(203)	11	-
Derivative financial instruments, net	(87)	14	-	62	-	-	(11)	(10)
Short term investments	-	-	1	7	-	(8)	-	-
Life settlement contracts	129	34	-	(33)	-	-	130	10
Discontinued operations investments	15	(4)	7	(2)	-	-	16	-
Separate account business	38	(1)	5	(1)	-	(3)	38	-

Total	$2,797	$(204)	$577	$158	$275	$(952)	$2,651	$(207)

*Net realized and unrealized gains and losses shown above are recognized in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statement of Operations Line Items

Fixed maturity securities available-for-sale	Net realized investment gains (losses)

Fixed maturity securities trading	Net investment income

Equity securities	Net realized investment gains (losses)

Derivative financial instruments held in a trading portfolio	Net investment income

Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)

Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2010. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
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
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are observable. Level 3 securities include fixed maturity securities purchased within one year of maturity where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency to the market inputs used.
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
Financial Assets and Liabilities

December 31	2010		2009
(In millions)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets
Notes receivable for the issuance of common stock	$26	$26	$30	$29
Mortgage loans	87	86	-	-

Financial liabilities
Premium deposits and annuity contracts	$104	$105	$105	$106
Short term debt	400	411	-	-
Long term debt	2,251	2,376	2,303	2,290
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair values of notes receivable for the issuance of common stock were estimated using discounted cash flows utilizing interest rates currently offered for obligations securitized with similar collateral.
The fair values of mortgage loans were based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans.
Premium deposits and annuity contracts were valued based on cash surrender values, estimated fair values or policyholder liabilities, net of amounts ceded related to sold business.
The Company’s senior notes and debentures were valued based on observable quoted market prices. The fair value for other debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.

The carrying amounts reported on the Consolidated Balance Sheets for Cash, Accrued investment income and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the table above.

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
For the years ended December 31, 2010 and 2009, the Company received from Loews $298 million and $196 million related to federal income taxes. For the year ended December 31, 2008, the Company paid Loews $65 million related to federal income taxes. As of December 31, 2010 and 2009, Other assets on the Consolidated Balance Sheets include $139 million and $320 million recoverable from Loews related to tax balances.
For 2008 through 2010, the IRS invited Loews and the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real—time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. Loews and the Company agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any. The Loews consolidated federal income tax return for 2009 is currently under examination by the IRS.
At December 31, 2010 and 2009, there is no unrecognized tax benefit.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2009, the Company recognized $2 million of interest income and no penalties. During 2010 and 2008, the Company recognized no interest and no penalties. There are no amounts accrued for interest or penalties at December 31, 2010 and 2009.
A reconciliation between the Company’s federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, excluding discontinued operations, is as follows.
Tax Reconciliation

Years ended December 31	2010	2009	2008
(In millions)

Income tax (expense) benefit at statutory rates	$(389)	$(189)	$198
Tax benefit from tax exempt income	84	119	118
Foreign taxes and credits	(25)	19	(2)
Other tax expense, including IRS settlements	(3)	(6)	(3)

Effective income tax (expense) benefit	$(333)	$(57)	$311

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2010, the Company has not provided deferred taxes of $209 million, if sold through a taxable sale, on $598 million of undistributed earnings related to a domestic affiliate. Additionally, at December 31, 2010, the Company has not provided deferred taxes of $3 million on $9 million of undistributed earnings related to foreign subsidiaries.

The current and deferred components of the Company’s income tax (expense) benefit, excluding taxes on discontinued operations, are as follows.
Current and Deferred Taxes

Years ended December 31	2010	2009	2008
(In millions)

Current tax (expense) benefit	$(6)	$120	$137
Deferred tax (expense) benefit	(327)	(177)	174

Total income tax (expense) benefit	$(333)	$(57)	$311

Total income tax presented above includes foreign tax expense of approximately $50 million, $39 million and $26 million related to income from continuing foreign operations of approximately $91 million, $126 million and $85 million for the years ended December 31, 2010, 2009 and 2008.
The deferred tax effects of the significant components of the Company’s deferred tax assets and liabilities are set forth in the table below.
Components of Net Deferred Tax Asset

December 31	2010	2009
(In millions)

Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$525	$606
Unearned premium reserves	127	111
Receivables	95	185
Employee benefits	258	279
Life settlement contracts	64	72
Investment valuation differences	70	316
Net loss and tax credits carried forward	84	56
Other assets	124	153

Gross deferred tax assets	1,347	1,778

Deferred Tax Liabilities:
Deferred acquisition costs	284	297
Net unrealized gains	314	5
Other liabilities	82	143

Gross deferred tax liabilities	680	445

Net deferred tax asset	$667	$1,333

At December 31, 2010, the CNA Tax Group has loss carryforwards of approximately $90 million which expire in 2014 and 2030, and tax credit carryforwards of $53 million of which $49 million expire in 2019 and 2020.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2010 or 2009.

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
Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers’ compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the Company’s ultimate cost for insurance losses will not exceed current estimates.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $121 million, $89 million and $358 million for the years ended December 31, 2010, 2009 and 2008 for events occurring in those years. Catastrophe losses in 2010 related primarily to wind and thunderstorms.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31	2010	2009	2008
(In millions)

Reserves, beginning of year:
Gross	$26,816	$27,593	$28,588
Ceded	5,594	6,288	7,056

Net reserves, beginning of year	21,222	21,305	21,532

Reduction of net reserves due to the Loss Portfolio Transfer transaction	(1,381)	-	-

Reduction of net reserves due to sale of subsidiary	(98)	-	-

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,741	4,793	5,193
Decrease in provision for insured events of prior years	(544)	(240)	(5)
Amortization of discount	123	122	123

Total net incurred (a)	4,320	4,675	5,311

Net payments attributable to:
Current year events	908	917	1,034
Prior year events	3,776	3,939	4,318

Total net payments	4,684	4,856	5,352

Foreign currency translation adjustment	(5)	98	(186)

Net reserves, end of year	19,374	21,222	21,305
Ceded reserves, end of year	6,122	5,594	6,288

Gross reserves, end of year	$25,496	$26,816	$27,593

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected on the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders’ funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows.
Reserve Development

Years ended December 31	2010	2009	2008
(In millions)

Core (Non-A&EP)	$(545)	$(396)	$(117)
A&EP	-	155	110

Property and casualty reserve development	(545)	(241)	(7)

Life reserve development in life company	1	1	2

Total	$(544)	$(240)	$(5)

The following tables summarize the gross and net carried reserves as of December 31, 2010 and 2009.
December 31, 2010
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life &	Corporate
	CNA	CNA	Group	& Other
	Specialty	Commercial	Non-Core	Non-Core	Total
(In millions)

Gross Case Reserves	$2,341	$6,390	$2,403	$1,430	$12,564
Gross IBNR Reserves	4,452	6,132	336	2,012	12,932

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,793	$12,522	$2,739	$3,442	$25,496

Net Case Reserves	$1,992	$5,349	$1,831	$461	$9,633
Net IBNR Reserves	3,926	5,292	266	257	9,741

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,918	$10,641	$2,097	$718	$19,374

December 31, 2009
Gross and Net Carried
Claim and Claim Adjustment Expense Reserves

			Life &	Corporate
	CNA	CNA	Group	& Other
	Specialty	Commercial	Non-Core	Non-Core	Total
(In millions)

Gross Case Reserves	$2,208	$6,555	$2,502	$1,503	$12,768
Gross IBNR Reserves	4,714	6,688	381	2,265	14,048

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,922	$13,243	$2,883	$3,768	$26,816

Net Case Reserves	$1,781	$5,306	$1,765	$935	$9,787
Net IBNR Reserves	4,085	5,691	255	1,404	11,435

Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,866	$10,997	$2,020	$2,339	$21,222

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
The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million (net of an allowance of $100 million for uncollectible reinsurance receivables on billed third party reinsurance receivables, as discussed further below). As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to the Company. This $2.2 billion will be reduced by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to the Company’s A&EP claims.
The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Statement of Operations.
Impact on Consolidated Statement of Operations

2010
(In millions)

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
In its most recent actuarial ground up review of pollution exposure completed in the fourth quarter of 2010, the Company noted adverse development in various pollution accounts due to increases in average account severity. As a result of this review, the Company recorded $80 million of gross unfavorable pollution-related claim and claim adjustment expense reserve development for the year ended December 31, 2010, which has been ceded under the Loss Portfolio Transfer resulting in no net prior year development. The gross A&EP claim and allocated claim adjustment expense reserves ceded under the Loss Portfolio Transfer and other existing third party reinsurance agreements were $2.5 billion at December 31, 2010. The remaining amount available under the $4 billion aggregate limit of the Loss Portfolio Transfer was $2.3 billion on an incurred basis at December 31, 2010. The net ultimate losses paid under the Loss Portfolio Transfer were $154 million through December 31, 2010.
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
Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments for the years ended December 31, 2010, 2009 and 2008. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations and write-offs, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note H for further discussion of the provision for uncollectible reinsurance.
Favorable net prior year development of $2 million and $53 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2010 and 2009, and unfavorable net prior year development of $15 million was recorded for the year ended December 31, 2008. Included in the 2009 favorable development is the impact of a settlement reached in 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance between 1997 and 1999. Under this settlement agreement, Willis

Limited agreed to pay the Company a total of $130 million, which is reported as a loss recovery of $94 million, net of reinsurance.
2010 Net Prior Year Development

			Corporate
(In millions)	CNA	CNA	& Other Non-
	Specialty	Commercial	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(341)	$(304)	$8	$(637)
A&EP	-	-	-	-

Pretax (favorable) unfavorable net prior year development before impact of premium development	(341)	(304)	8	(637)

Pretax (favorable) unfavorable premium development	(3)	48	(2)	43

Total pretax (favorable) unfavorable net prior year development	$(344)	$(256)	$6	$(594)

2009 Net Prior Year Development

			Corporate
(In millions)	CNA	CNA	& Other Non-
	Specialty	Commercial	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(218)	$(230)	$4	$(444)
A&EP	-	-	155	155

Pretax (favorable) unfavorable net prior year development before impact of premium development	(218)	(230)	159	(289)

Pretax (favorable) unfavorable premium development	(6)	87	-	81

Total pretax (favorable) unfavorable net prior year development	$(224)	$(143)	$159	$(208)

2008 Net Prior Year Development

			Corporate
(In millions)	CNA	CNA	& Other Non-
	Specialty	Commercial	Core	Total

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Core (Non-A&EP)	$(97)	$(102)	$14	$(185)
A&EP	-	-	110	110

Pretax (favorable) unfavorable net prior year development before impact of premium development	(97)	(102)	124	(75)

Pretax (favorable) unfavorable premium development	(9)	5	(1)	(5)

Total pretax (favorable) unfavorable net prior year development	$(106)	$(97)	$123	$(80)

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the years ended December 31, 2010, 2009 and 2008.

Years Ended December 31	2010	2009	2008
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Medical Professional Liability	$(98)	$(62)	$(28)
Other Professional Liability	(129)	(98)	(3)
Surety	(103)	(51)	(36)
Warranty	-	-	(9)
Other	(11)	(7)	(21)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(341)	$(218)	$(97)

2010
Favorable development for medical professional liability was primarily due to lower than expected frequency of large losses, primarily in accident years 2007 and prior, partially offset by unfavorable development in accident years 2008 and 2009 due to increased frequency of large losses related to medical products.
Favorable development for other professional liability was recorded primarily in accident years 2007 and prior in errors & omissions and directors & officers’ coverages due to several factors, including reduced frequency of large claims, and the result of reviews of large claims. Unfavorable development in employment practices liability, errors & omissions, and directors & officers’ coverages was recorded in accident years 2008 and 2009, driven by the economic recession and higher unemployment.
Favorable development for surety coverages was primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2008 and prior.
2009
Favorable development for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations and favorable changes on individually reviewed accounts.
Favorable development for other professional liability was primarily in financial institutions, accountants and lawyers, directors & officers, and life agents coverages. For financial institutions, favorable development was due to favorable experience on a number of large claims in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior. Favorable development in accountants and lawyers was due to better than expected large claim frequency in accident years 2004 through 2006. Favorable development in directors & officers and life agents coverages was due to lower than expected large claim frequency. Additionally, favorable development in the Company’s European affiliate was primarily due to favorable emergence relative to expectations in non-financial directors & officers and errors & omissions coverages.
Favorable development for surety coverages was driven by claim activity substantially below expectations, primarily in accident years 2004 through 2007.
2008
Favorable development for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for health care facilities and medical technology firms.
Favorable development was recorded for other professional liability, primarily in financial institutions within the Company’s European affiliate due to decreased severity in accident year 2006 and prior, and in small accounting firms related to favorable outcomes on individual claims in accident years 2004 through 2006. Additionally, unfavorable development was recorded related to other professional liability, primarily reflecting an increase in the frequency of large claims related to large law firms in accident years 1998 through 2005 and fidelity claims in accident year 2007.
Favorable development for surety coverages was due to better than expected frequency in accident years 2002 through 2006.
Other favorable development related to HealthPro property coverages and was due to lower frequency of claims in accident years 2004 through 2007.
CNA Commercial
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Commercial segment for the years ended December 31, 2010, 2009 and 2008.

Years Ended December 31	2010	2009	2008
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:

Commercial Auto	$(88)	$(9)	$21
General Liability	(59)	(100)	(444)
Workers Compensation	47	69	487
Property and Other	(204)	(190)	(166)

Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(304)	$(230)	$(102)

2010
Favorable development for commercial auto coverages was primarily due to lower than expected frequency and severity trends in accident years 2009 and prior.
Favorable development for general liability and umbrella coverages was primarily due to better than expected loss emergence in accident years 2006 and prior. Unfavorable development was primarily driven by increased claim frequency in accident years 2004 and prior for excess workers’ compensation and in accident years 2008 and 2009 for a portion of the Company’s primary casualty surplus lines book. Unfavorable development was also recorded for accident years prior to 2001 related to mass tort claims primarily as a result of increased defense costs on specific mass tort accounts, including amounts related to unallocated claim adjustment expenses.
Unfavorable development in workers’ compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors primarily in accident years 2008 and prior.
Favorable development was recorded for property and marine coverages. Favorable development on catastrophe claims was due to lower than expected incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to lower than expected severity in accident years 2009 and prior. Favorable development in marine business was primarily due to decreased claim frequency and favorable cargo salvage recoveries in recent accident years as well as lower than expected severity for excess liability in accident years 2005 and prior. Favorable property and marine development in the Company’s European operation was due to lower than expected frequency of large claims primarily in accident year 2009.
In addition to the net prior year claim and allocated claim adjustment expense reserve development discussed above, the Company recorded premium development due to changes in ultimate premium estimates relating to retrospectively rated policies and premium changes on policies with auditable exposure.

2009
Favorable development was recorded in auto coverages, primarily driven by decreased frequency in the Company’s Hawaiian affiliate.
Favorable development was recorded for general liability coverages. Favorable development in construction defect exposures was due to decreased frequency and severity trends in accident years 2003 and prior. Favorable development in non-construction defect exposures was primarily due to claims closing favorable to expectations in accident years 2006 and prior. Favorable development in our Canadian affiliate’s casualty programs was primarily driven by severity emerging favorable to prior expectations. Unfavorable development was recorded due to higher than anticipated litigation costs related to mass tort exposures, primarily in accident years 1997 and prior.
Unfavorable workers’ compensation development was due to increased paid and incurred severity primarily in the small and middle markets businesses in accident years 2004, 2007 and 2008. Unfavorable development was recorded related to increased severity of indemnity losses relative to expectations on workers’ compensation claims related to Defense Base Act contractors primarily in accident years 2004 through 2008.
Favorable development was recorded for property coverages. Favorable catastrophe development was driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims in accident year 2008. Favorable non-catastrophe development primarily related to large property and marine coverages in accident years 2007 and 2008. Favorable development was recorded in the Company’s European affiliate’s property, cargo, and personal accident and travel businesses driven by both frequency and severity emerging favorably to prior expectations, particularly in accident years 2007 and 2008.
In addition to the net prior year claim and allocated claim adjustment expense reserve development discussed above, the Company recorded unfavorable premium development related to changes in estimated ultimate premium on retrospectively rated coverages, an estimated liability for an assessment related to a reinsurance association driven by large workers’ compensation policies, and less premium processing on auditable policies due to reduced exposures in the current economic environment.
2008
Favorable development was recorded for general liability coverages. Favorable development in construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claim handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. Lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. Favorable development in non-construction defect exposures was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development in an excess and surplus program covering facilities that provide services to developmentally disabled individuals was primarily due to decreased frequency and severity of claims in accident years 2000 through 2004. Unfavorable development for excess workers’ compensation was due to claims in accident years 2002 and prior. Increasing medical inflation, increased life expectancy resulting from advances in medical care, and reviews of individual claims have resulted in higher cost estimates of existing claims and a higher estimate of the number of claims expected to reach excess layers.
Unfavorable development was recorded for workers’ compensation primarily due to the impact of claim cost inflation on lifetime medical and home health care claims in accident years 1999 and prior. The changes were driven by increased life expectancy due to advances in medical care and increasing medical inflation. Unfavorable development for large account business was also driven by workers’ compensation claim cost inflation primarily in accident years 2001 and prior.
In 2008, the amount due from policyholders related to losses under deductible policies within CNA Commercial was reduced for insolvent insureds. The reduction, which was reflected as unfavorable development, had no effect on 2008 results of operations as the Company had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Operations.

Favorable development was recorded in property coverages primarily due to decreased frequency and severity in recent years, including favorable outcomes on claims relating to catastrophes primarily in accident year 2005.
Corporate & Other Non-Core
2009
Unfavorable development was recorded related to asbestos. The Company noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, the Company has not seen a decline in the overall emergence of new accounts during the last few years.
Unfavorable development was recorded related to environmental pollution. The Company noted adverse development in various pollution accounts due to changes in the liabilities attributed to our policyholders and adverse changes in case law impacting insurers’ coverage obligations. These changes in turn increased the Company’s account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated.
2008
Unfavorable development was recorded related to environmental pollution. The Company noted adverse development in various pollution accounts due to changes in liability and/or coverage circumstances. These changes in turn increased the Company’s estimates for incurred but not reported claims. In addition, unfavorable development was recorded related to commutations of ceded reinsurance arrangements. This unfavorable development was substantially offset by a release of a previously established allowance for uncollectible reinsurance.

Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs’ consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court’s dismissal of the antitrust claims and the RICO claims against CNAF and certain insurance subsidiaries, but vacated the dismissal of those claims against other parties. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNAF and certain insurance subsidiaries and other parties to allow for further proceedings before the District Court. During the fourth quarter of 2010, CNAF and certain insurance subsidiaries filed a motion to dismiss the state law claims. The Company believes it has meritorious defenses to this action and intends to defend the case vigorously.
The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.
Other Litigation
The Company is also a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the business or financial condition of the Company.

Note H. Reinsurance
The Company cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and the Company’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers’ compensation. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Currently most reinsurance contracts are purchased on an excess of loss basis. The Company also utilizes facultative reinsurance in certain lines. In addition, the Company assumes reinsurance as a member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at December 31, 2010 and 2009.
Components of Reinsurance Receivables

December 31	2010	2009
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$6,122	$5,594
Ceded future policy benefits	822	859
Ceded policyholders’ funds	37	39
Reinsurance receivables related to paid losses	223	440

Reinsurance receivables	7,204	6,932
Allowance for uncollectible reinsurance	(125)	(351)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$7,079	$6,581

The Company has established an allowance for uncollectible reinsurance receivables. In 2010, the Company reduced its allowance for uncollectible reinsurance receivables on billed third party reinsurance receivables and ceded claim and allocated claim adjustment expense reserves by $200 million in connection with the Loss Portfolio Transfer as further discussed in Note F. The impact of this reduction was included in the loss recorded on the Loss Portfolio Transfer in Other operating expenses on the Consolidated Statement of Operations. The additional reduction in the allowance during 2010 primarily related to write-offs of reinsurance receivable balances and was presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statement of Operations.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4.0 billion and $1.9 billion at December 31, 2010 and 2009. On a more limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers.
The Company’s largest recoverables from a single reinsurer at December 31, 2010, including prepaid reinsurance premiums, were approximately $2.8 billion  from subsidiaries of Berkshire Hathaway Group, $1.1 billion  from subsidiaries of Swiss Re Group, $600 million from subsidiaries of Munich Re Group and $450 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which a subsidiary of Berkshire Hathaway has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note F.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2010, 2009 and 2008 are shown in the following tables.
Components of Earned Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

2010 Earned Premiums
Property and casualty	$7,716	$66	$1,849	$5,933	1.1%
Accident and health	534	49	2	581	8.4
Life	60	-	59	1	-

Total earned premiums	$8,310	$115	$1,910	$6,515	1.8%

2009 Earned Premiums
Property and casualty	$8,028	$67	$1,968	$6,127	1.1%
Accident and health	550	51	7	594	8.6
Life	84	-	84	-	-

Total earned premiums	$8,662	$118	$2,059	$6,721	1.8%

2008 Earned Premiums
Property and casualty	$8,496	$164	$2,121	$6,539	2.5%
Accident and health	593	46	28	611	7.5
Life	99	-	98	1	-

Total earned premiums	$9,188	$210	$2,247	$7,151	2.9%

Components of Written Premiums

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

2010 Written Premiums
Property and casualty	$7,673	$77	$1,853	$5,897	1.3%
Accident and health	527	48	2	573	8.4
Life	60	-	59	1	-

Total written premiums	$8,260	$125	$1,914	$6,471	1.9%

2009 Written Premiums
Property and casualty	$7,981	$66	$1,916	$6,131	1.1%
Accident and health	539	50	6	583	8.6
Life	83	-	83	-	-

Total written premiums	$8,603	$116	$2,005	$6,714	1.7%

2008 Written Premiums
Property and casualty	$8,413	$182	$2,109	$6,486	2.8%
Accident and health	572	51	18	605	8.4
Life	70	-	69	1	-

Total written premiums	$9,055	$233	$2,196	$7,092	3.3%

Included in the direct and ceded earned premiums for the years ended December 31, 2010, 2009 and 2008 are $1,383 million, $1,385 million and $1,326 million related to business that is 100% reinsured as a result of a significant captive program.
Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1,121 million, $1,297 million and $1,781 million for the years ended December 31,

2010, 2009 and 2008, including $735 million, $897 million and $893 million related to the significant captive program discussed above.
The impact of reinsurance on life insurance inforce at December 31, 2010, 2009 and 2008 is shown in the following table.
Components of Life Insurance Inforce

	Direct	Assumed	Ceded	Net
(In millions)

2010	$8,015	$-	$8,001	$14
2009	$9,159	$-	$9,144	$15
2008	$10,805	$-	$10,790	$15
As of December 31, 2010 and 2009, the Company has ceded $1,301 million and $1,409 million of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers.

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31	2010	2009
(In millions)

Short-term debt:
Senior notes:
6.000%, face amount of $400, due August 15, 2011	$399	$-
Other debt, 6.53%, due in 2011	1	-

Total short-term debt	400	-

Long-term debt:
Variable rate debt:
Credit Facility – variable rate and term, due August 1, 2012	-	150
Debenture – CNA Surety, face amount of $31, due April 29, 2034	31	31

Senior notes:
6.000%, face amount of $400, due August 15, 2011	-	399
8.375%, face amount of $70, due August 15, 2012	69	69
5.850%, face amount of $549, due December 15, 2014	548	547
6.500%, face amount of $350, due August 15, 2016	347	347
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	348	347
5.875%, face amount of $500, due August 15, 2020	495	-
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt, 1.000%-6.530%, due through 2019	23	23

Total long-term debt	2,251	2,303

Total debt	$2,651	$2,303

In August of 2010, the Company issued $500 million of 5.875% ten-year senior notes in a public offering.
On August 1, 2007, the Company entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus the Company’s credit risk spread. Under the credit agreement, the Company is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in the Company’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The outstanding amount due under this credit agreement as of December 31, 2009 was repaid during 2010, leaving the full limit of $250 million available as of December 31, 2010.
The Company’s remaining debt obligations contain customary covenants for investment grade insurers. The Company is in compliance with all covenants as of December 31, 2010.
The combined aggregate maturities for debt at December 31, 2010 are presented in the following table.
Maturity of Debt

(In millions)

2011	$400
2012	70
2013	-
2014	549
2015	1
Thereafter	1,646
Less discount	(15)

Total	$2,651

In February of 2011, the Company issued $400 million of 5.75% senior notes due August 15, 2021 in a public offering. Subsequently, the Company announced the redemption of the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, and other required payments. The Company anticipates the redemption to be completed on or about March 18, 2011.
Note J. Benefit Plans
Pension and Postretirement Health Care and Life Insurance Benefit Plans
CNA sponsors noncontributory pension plans, primarily through the CNA Retirement Plan, typically covering full-time employees age 21 and over that have completed at least one year or 1,000 hours of service.
Effective January 1, 2000, the CNA Retirement Plan was closed to new participants. Existing participants at that time were given a choice to either continue to accrue benefits under the CNA Retirement Plan or to cease accruals at December 31, 1999. Employees who chose to continue to accrue benefits under the plan will receive a benefit based on their years of credited service and highest 60 months of compensation at termination. Compensation is defined as regular salary, eligible bonuses and overtime. Employees who elected to cease accruals at December 31, 1999 received the present value of their accrued benefit in an accrued pension account that is credited with interest based on the annual rate of interest on 30-year Treasury securities. These employees also receive certain enhanced employer contributions in the CNA Savings and Capital Accumulation Plan.
CNA’s funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans.
CNA provides certain health care and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. The funding for these plans is generally to pay covered expenses as they are incurred.
In November 2010, CNA announced a change in its postretirement benefits. The plan offered a maximum $10,000 non-contributory retiree life insurance benefit to participants who met certain eligibility requirements. The change will eliminate this benefit for all active employees effective January 1, 2011, and for all retirees effective January 1, 2012. This change was treated as a negative plan amendment and the effect of this change was a reduction to the accumulated postretirement benefit obligation of $60 million at December 31, 2010 and an increase in the net periodic benefit of $1 million for the year ended December 31, 2010.

The following table provides a reconciliation of benefit obligations and plan assets.
Benefit Obligations and Accrued Benefit Costs

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
(In millions)

Benefit obligation at January 1	$2,702	$2,529	$155	$150

Changes in benefit obligation:
Service cost	16	17	1	1
Interest cost	149	153	7	9
Participants’ contributions	-	-	6	7
Plan amendments	-	-	(60)	-
Actuarial (gain) loss	89	153	(2)	5
Benefits paid	(157)	(156)	(13)	(18)
Foreign currency translation and other	(1)	6	1	1

Benefit obligations at December 31	2,798	2,702	95	155

Fair value of plan assets at January 1	2,117	1,884	-	-
Change in plan assets:
Actual return on plan assets	234	316	-	-
Company contributions	65	67	7	11
Participants’ contributions	-	-	6	7
Benefits paid	(157)	(156)	(13)	(18)
Foreign currency translation and other	(1)	6	-	-

Fair value of plan assets at December 31	2,258	2,117	-	-

Funded status	$(540)	$(585)	$(95)	$(155)

Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$7	$2	$-	$-
Other liabilities	(547)	(587)	(95)	(155)

Net amount recognized	$(540)	$(585)	$(95)	$(155)

Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$-	$(1)	$(141)	$(97)
Net actuarial loss	741	748	29	32

Net amount recognized	$741	$747	$(112)	$(65)

The accumulated benefit obligation for all defined benefit pension plans was $2,715 million and $2,615 million at December 31, 2010 and 2009.

The components of net periodic cost (benefit) are presented in the following table.

Years ended December 31	2010	2009	2008
(In millions)

Pension benefits
Service cost	$16	$17	$20
Interest cost on projected benefit obligation	149	153	147
Expected return on plan assets	(162)	(145)	(180)
Amortization of net actuarial loss	24	25	4

Net periodic pension cost (benefit)	$27	$50	$(9)

Postretirement benefits
Service cost	$1	$1	$1
Interest cost on projected benefit obligation	7	9	9
Amortization of prior service credit	(16)	(16)	(16)
Amortization of net actuarial loss	1	1	1

Net periodic postretirement benefit	$(7)	$(5)	$(5)

The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31	2010	2009	2008
(In millions)

Pension and postretirement benefits
Amounts arising during the period	$44	$13	$(546)
Reclassification adjustment relating to prior service credit	(16)	(16)	(16)
Reclassification adjustment relating to actuarial loss	25	26	5

Total increase (decrease) in Other comprehensive income	$53	$23	$(557)

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2011.

	Pension	Postretirement
(In millions)	Benefits	Benefits

Amortization of prior service credit	$-	$(19)
Amortization of net actuarial loss	26	1

Total estimated amounts to be recognized	$26	$(18)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2010	2009

Pension benefits
Discount rate	5.375%	5.700%
Expected long term rate of return	8.000	8.000
Rate of compensation increases	5.030	5.030

Postretirement benefits
Discount rate	4.375%	5.500%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2010	2009	2008

Pension benefits
Discount rate	5.700%	6.300%	6.000%
Expected long term rate of return	8.000	8.000	8.000
Rate of compensation increases	5.030	5.830	5.830

Postretirement benefits
Discount rate	4.875% / 5.500%	6.300%	5.875%
The expected long term rate of return is estimated annually based on factors including, but not limited to, current and future financial market conditions, expected asset allocation, diversification, risk premiums for each asset class, rebalancing the portfolio, funding strategies and the expected forecast for inflation.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2010, 2009 and 2008.
The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed health care cost trend rate of 1% in each year would increase the Company’s accumulated postretirement benefit obligation by $4 million and would have no significant impact on the Company’s aggregate net periodic postretirement benefit for 2010. A decrease in the assumed health care cost trend rate of 1% in each year would decrease the Company’s accumulated postretirement benefit obligation as of December 31, 2010 by $7 million and would have no significant impact on the Company’s aggregate net periodic postretirement benefit for 2010.
CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and manage cash flows according to plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2010 the plan had committed approximately $46 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are summarized below.

				Total assets at fair
December 31, 2010	Level 1	Level 2	Level 3	value
(In millions)

Assets
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$-	$179	$-	$179
Commercial mortgage-backed	-	40	9	49
Other asset-backed	-	9	1	10

Total asset-backed	-	228	10	238

Corporate and other bonds	-	305	10	315
States, municipalities and political subdivisions	-	92	-	92

Total fixed maturity securities	-	625	20	645

Equity securities	421	77	6	504
Short term investments	106	7	-	113
Limited partnerships:
Hedge funds	-	518	394	912
Private equity	-	-	59	59
Derivatives	1	-	-	1
Other assets	-	15	-	15
Investment contracts with insurance company	-	-	9	9

Total assets	$528	$1,242	$488	$2,258

				Total assets at fair
December 31, 2009	Level 1	Level 2	Level 3	value
(In millions)

Assets
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$-	$197	$52	$249
Other asset-backed	-	11	5	16

Total asset-backed	-	208	57	265

Corporate and other bonds	17	291	-	308
States, municipalities and political subdivisions	-	71	-	71

Total fixed maturity securities	17	570	57	644

Equity securities	339	54	5	398
Short term investments	202	-	-	202
Limited partnerships:
Hedge funds	-	466	339	805
Private equity	-	-	57	57
Derivatives	2	-	-	2

Investment contracts with insurance company	-	-	9	9

Total assets	$560	$1,090	$467	$2,117

The limited partnership investments are recorded at fair value, which represents the plan’s share of net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 53% are equity related, 34% pursue a multi-strategy approach, 9% are focused on distressed investments and 4% are fixed income related at December 31, 2010.
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
The tables below presents a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

			Actual return
		Actual return	on assets sold
		on assets still	during the
	Balance at	held at	year ended	Purchases,	Net transfers	Balance at
Level 3	January 1,	December 31,	December 31,	sales, and	into (out of)	December 31,
(In millions)	2010	2010	2010	settlements	Level 3	2010

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$52	$-	$6	$(58)	$-	$-
Commercial mortgage-backed	-	-	-	9	-	9
Other asset-backed	5	-	-	(4)	-	1

Total asset-backed	57	-	6	(53)	-	10

Corporate and other bonds	-	-	-	10	-	10

Total fixed maturity securities	57	-	6	(43)	-	20

Equity securities	5	1	-	-	-	6
Limited partnerships:
Hedge funds	339	64	-	(9)	-	394
Private equity	57	6	-	(4)	-	59
Investment contracts with insurance company	9	-	-	-	-	9

Total	$467	$71	$6	$(56)	$-	$488

			Actual return
		Actual return	on assets sold
		on assets still	during the
	Balance at	held at	year ended	Purchases,	Net transfers	Balance at
Level 3	January 1,	December 31,	December 31,	sales, and	into (out of)	December 31,
(In millions)	2009	2009	2009	settlements	Level 3	2009

Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$54	$-	$9	$(11)	$-	$52
Other asset-backed	-	-	-	5	-	5

Total asset-backed	54	-	9	(6)	-	57

Equity securities	2	-	-	5	(2)	5
Limited partnerships:
Hedge funds	569	174	-	62	(466)	339
Private equity	59	(5)	-	3	-	57
Investment contracts with insurance company	8	1	-	-	-	9

Total	$692	$170	$9	$64	$(468)	$467

The table below presents the estimated future minimum benefit payments to participants at December 31, 2010.
Estimated Future Minimum Benefit Payments to Participants

	Pension	Postretirement
	Benefits	Benefits
(In millions)
2011	$175	$10
2012	177	8
2013	182	8
2014	185	8
2015	191	8
2016-2020	1,001	37
In 2011, CNA expects to contribute $63 million to its pension plans and $10 million to its postretirement health care and life insurance benefit plans.
Savings Plans
CNA sponsors savings plans, which are generally contributory plans that allow most employees to contribute a maximum of 20% of their eligible compensation, subject to certain limitations prescribed by the IRS. The Company contributes matching amounts to participants, amounting to 70% of the first 6% (35% of the first 6% in the first year of employment) of eligible compensation contributed by the employee. Employees vest in these contributions ratably over five years.
The CNA Savings and Capital Accumulation Plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The contract value of the liability to the CNA Savings and Capital Accumulation Plan is included in Separate account liabilities and Policyholders’ funds on the Consolidated Balance Sheets. The contract value was $363 million and $347 million at December 31, 2010 and 2009.
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
Benefit expense for the Company’s savings plans was $61 million, $59 million and $54 million for the years ended December 31, 2010, 2009 and 2008.
Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, authorizes the grant of stock-based compensation to certain management personnel for up to 6 million shares of CNAF’s common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, performance-based restricted share units (RSUs) and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2010 was approximately 2.6 million.
The Company recorded stock-based compensation expense related to the Plan of $5 million, $3 million and $5 million for the years ended December 31, 2010, 2009 and 2008. The related income tax benefit recognized was $2 million, $1 million and $2 million. The compensation cost related to nonvested awards not yet recognized was $8 million, and the weighted average period over which it is expected to be recognized is 2.21 years at December 31, 2010.

Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except as otherwise provided by contractual obligations. In addition, any such compensation that vested prior to termination is generally cancelled immediately, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
Stock Options and SARs
The exercise price of all stock options and SARs granted is based on the market value of the Company’s common stock as of the date of grant. Stock options and SARs generally vest ratably over a four-year service period following date of grant and have a maximum term of ten years.
The fair value of granted stock options and SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate based on date of grant.
The following table presents the significant assumptions used to estimate the fair value of granted stock options and SARs for the years ended December 31, 2010, 2009 and 2008.

Years ended December 31	2010	2009	2008

Weighted average expected life of the securities granted	5.61 years	4.84 years	4.54 years
Estimate of the underlying common stock’s volatility	39.58%	39.95%	24.82%
Expected dividend yield	0.0%	0.0%	1.4%
Risk free interest rate	2.6%	2.0%	2.8%
The following table presents activity for stock options and SARs under the Plan in 2010.

		Weighted-Average		Weighted-Average
	Number	Exercise Price	Aggregate	Remaining
	of Awards	per Award	Intrinsic Value	Contractual Term

Outstanding at January 1, 2010	1,902,700	$27.76
Awards granted	120,000	25.75
Awards exercised	(147,625)	25.16
Awards forfeited, cancelled or expired	(249,900)	30.53

Outstanding at December 31, 2010	1,625,175	$27.42	$5 million	5.07 years

Outstanding, fully vested and expected to vest	1,543,735	$27.80	$5 million	4.89 years

Outstanding, exercisable	1,089,900	$30.20	$1 million	3.60 years
The following table presents weighted-average grant date fair value for awards granted, total intrinsic value for awards exercised and total fair value for awards vested for the years ended December 31, 2010, 2009 and 2008.

Years ended December 31	2010	2009	2008

Weighted-average grant date fair value	$10.49	$4.69	$5.45
Total intrinsic value of awards exercised	$350 thousand	$-	$10 thousand
Fair value of awards vested	$2 million	$4 million	$3 million

Share Awards
The fair value of share awards is based on the market value of the Company’s common stock as of the date of grant. Shares awards currently granted under the Plan include restricted shares, performance-based RSUs, and performance share units. Generally restricted shares vest ratably over a four-year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant. Performance share units become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a three year period.
The following table presents activity for restricted shares, performance-based RSUs and performance share units under the Plan in 2010.

	2010
		Weighted- Average
	Number of Awards	Grant date Fair value

Balance at January 1	341,957	$13.63
Performance-based adjustment	(41,632)	11.51
Awards granted	274,732	25.72
Awards vested	(77,581)	14.56
Awards forfeited, cancelled or expired	(3,969)	25.56

Balance at December 31	493,507	$20.30

Note K. Operating Leases, Commitments and Contingencies, and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2010, 2009 and 2008 was $52 million, $51 million and $52 million. Sublease revenues for the years ended December 31, 2010, 2009 and 2008 were $3 million, $4 million and $4 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2010.
Future Minimum Lease Payments and Sublease Receipts

	Future	Future
	Minimum	Minimum
	Lease	Sublease
	Payments	Receipts
(In millions)
2011	$38	$2
2012	34	2
2013	31	2
2014	22	-
2015	18	-
Thereafter	25	-

Total	$168	$6

In addition to the operating lease obligations included in the table above, the Company entered into a 10 year lease agreement for a new property to be occupied in 2012 with an expected annual minimum lease payment of approximately $1 million. The lease includes various contingencies, including completion of construction of the building.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at December 31, 2010 that the Company could be required to pay under this guarantee are approximately $182 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts that guarantee minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $28 million at December 31, 2010, are $27 million and $1 million for the years ended December 31, 2011 and 2012.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2010, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2010 and 2009, the Company had recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note L. Stockholders’ Equity and Statutory Accounting Practices
2008 Senior Preferred
In 2008, the Company issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock (2008 Senior Preferred) for $1.25 billion. The 2008 Senior Preferred accrued cumulative dividends at an initial rate of 10% per year, and dividends were payable quarterly. As of December 31, 2010, the Company has fully redeemed all 12,500 shares originally issued, through a series of redemptions during 2009 and 2010. The redemptions were funded by the issuance of debt and the partial repayment of a surplus note issued by CCC.
CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Insurance (the Department). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10% per year. Interest on the note is payable quarterly. In 2010, the Company received regulatory approval from the Department for CCC to repay $500 million of the $1.0 billion surplus note to CNAF.
Common Stock Dividends
No common stock dividends were declared or paid in 2010 or 2009. Dividends of $0.45 per common share were declared and paid in 2008.
Share Repurchases
CNAF’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, its outstanding common stock, as Company management deems appropriate. In the first quarter of 2008, the Company repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. No shares of common stock were purchased during 2010 or 2009.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2010, CCC is in a positive earned surplus position, enabling CCC to pay approximately $980 million of dividend payments during 2011 that would not be subject to the

Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2010 and 2009, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to insurance regulation in the countries in which they operate. The Company has legal entity and branch operations in other countries, primarily the United Kingdom, Canada and Bermuda. CNAF’s foreign legal entities and branch met or exceeded regulatory capital requirements.
Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows.
Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years Ended December 31
	2010 (b)	2009	2010 (b)	2009	2008
(In millions)

Combined Continental Casualty Companies (a)	$9,821	$9,338	$258	$17	$(172)
Life company	498	448	86	(65)	(51)

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company.

(b)	Preliminary.

Note M. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of AOCI included on the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income (Loss)

December 31	2010		2009
(In millions)	Tax	After-tax	Tax	After-tax

Cumulative foreign currency translation adjustment	$-	$136	$-	$87
Pension and postretirement benefits	220	(409)	238	(444)
Net unrealized losses on investments with OTTI losses	39	(73)	86	(159)
Net unrealized gains on other investments	(348)	691	(76)	198

Accumulated other comprehensive (income) loss attributable to noncontrolling interests	-	(19)	-	(7)

Accumulated other comprehensive income (loss)	$(89)	$326	$248	$(325)

The amount of pretax net unrealized losses on available-for-sale securities with OTTI losses reclassified out of AOCI and recognized in earnings was $(42) million and $(146) million for the years ended December 31, 2010 and 2009, with related tax benefit of $15 million and $51 million. The amount of pretax net unrealized gains (losses) on other available-for-sale securities reclassified out of AOCI and recognized in earnings was $137 million, $(768) million and $(46) million for the years ended December 31, 2010, 2009 and 2008, with related tax (expense) benefit of $(48) million, $269 million and $16 million.

Note N. Business Segments
The Company revised its reporting segments in the fourth quarter of 2010. The segment change reflects the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Segment data for prior reporting periods has been adjusted to reflect the new segment reporting.
Net incurred claim and claim adjustment expenses and reserves for certain mass tort claims were previously reported as part of the Corporate & Other Non-Core segment. These mass tort claims were centrally managed along with asbestos and environmental pollution claims. A significant portion of this centralized claim group became employees of a subsidiary of Berkshire Hathaway Inc. as a result of the Loss Portfolio Transfer transaction that closed on August 31, 2010. Management responsibility for these mass tort claims has now been assigned to the segment from which the mass tort arose, which could be either CNA Specialty or CNA Commercial. This change had no impact on the Company’s CNA Specialty and Life & Group Non-Core segments for the years presented herein.
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
The Company’s non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
The accounting policies of the segments are the same as those described in Note A. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment’s net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 6.9%, 7.0% and 7.4% of the Company’s direct written premiums were derived from outside the United States for the years ended December 31, 2010, 2009 and 2008. Direct written premiums from any individual foreign country were not significant.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company’s operating performance. Management utilizes these financial measures to monitor the Company’s insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company’s insurance operations. The Company’s investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on these analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security, which may produce realized gains and losses.
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

The significant components of the Company’s continuing operations and selected balance sheet items are presented in the following tables.

	CNA	CNA	Life & Group	Corporate & Other
Year ended December 31, 2010	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)

Net written premiums (a)	$2,691	$3,208	$573	$2	$(3)	$6,471

Revenues
Net earned premiums	$2,679	$3,256	$582	$1	$(3)	$6,515
Net investment income	591	873	715	137	-	2,316
Other revenues	216	61	7	8	-	292

Total operating revenues	3,486	4,190	1,304	146	(3)	9,123

Claims, benefits and expenses
Net incurred claims and benefits	1,447	2,175	1,275	58	-	4,955
Policyholders’ dividends	12	14	4	-	-	30
Amortization of deferred acquisition costs	631	736	20	-	-	1,387
Other insurance related expenses	186	424	180	10	(3)	797
Other expenses	190	55	2	681	-	928

Total claims, benefits and expenses	2,466	3,404	1,481	749	(3)	8,097

Operating income (loss) from continuing operations before income tax	1,020	786	(177)	(603)	-	1,026
Income tax (expense) benefit on operating income (loss)	(343)	(260)	90	216	-	(297)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(52)	(17)	-	-	-	(69)

Net operating income (loss) from continuing operations attributable to CNA	625	509	(87)	(387)	-	660

Net realized investment gains (losses), net of participating policyholders’ interests	30	(15)	53	18	-	86
Income tax expense on net realized investment gains (losses)	(10)	(1)	(20)	(5)	-	(36)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	-	1	-	-	-	1

Net realized investment gains (losses) attributable to CNA	20	(15)	33	13	-	51

Net income (loss) from continuing operations attributable to CNA	$645	$494	$(54)	$(374)	$-	$711

(a) Net written premiums relate to business in property and casualty companies only.

December 31, 2010
(In millions)
Reinsurance receivables	$906	$1,973	$1,502	$2,823	$-	$7,204
Insurance receivables	$654	$1,050	$9	$4	$-	$1,717
Deferred acquisition costs	$330	$315	$434	$-	$-	$1,079
Insurance reserves
Claim and claim adjustment expenses	$6,793	$12,522	$2,739	$3,442	$-	$25,496
Unearned premiums	1,543	1,526	132	2	-	3,203
Future policy benefits	-	-	8,718	-	-	8,718
Policyholders’ funds	16	13	144	-	-	173

	CNA	CNA	Life & Group	Corporate & Other
Year ended December 31, 2009	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)

Net written premiums (a)	$2,684	$3,448	$583	$1	$(3)	$6,713

Revenues
Net earned premiums	$2,697	$3,432	$595	$-	$(3)	$6,721
Net investment income	526	935	664	195	-	2,320
Other revenues	206	61	11	10	-	288

Total operating revenues	3,429	4,428	1,270	205	(3)	9,329

Claims, benefits and expenses
Net incurred claims and benefits	1,536	2,420	1,084	227	-	5,267
Policyholders’ dividends	9	9	5	-	-	23
Amortization of deferred acquisition costs	624	775	18	-	-	1,417
Other insurance related expenses	163	435	183	3	(3)	781
Other expenses	179	77	69	119	-	444

Total claims, benefits and expenses	2,511	3,716	1,359	349	(3)	7,932

Operating income (loss) from continuing operations before income tax	918	712	(89)	(144)	-	1,397
Income tax (expense) benefit on operating income (loss)	(282)	(201)	73	57	-	(353)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(45)	(17)	-	-	-	(62)

Net operating income (loss) from continuing operations attributable to CNA	591	494	(16)	(87)	-	982

Net realized investment losses, net of participating policyholders’ interests	(186)	(360)	(235)	(76)	-	(857)
Income tax benefit on net realized investment losses	64	123	82	27	-	296
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	(1)	1	-	-	-	-

Net realized investment losses attributable to CNA	(123)	(236)	(153)	(49)	-	(561)

Net income (loss) from continuing operations attributable to CNA	$468	$258	$(169)	$(136)	$-	$421

(a) Net written premiums relate to business in property and casualty companies only.

December 31, 2009
(In millions)
Reinsurance receivables	$1,077	$2,324	$1,744	$1,787	$-	$6,932
Insurance receivables	$613	$1,234	$9	$2	$-	$1,858
Deferred acquisition costs	$318	$336	$454	$-	$-	$1,108
Insurance reserves
Claim and claim adjustment expenses	$6,922	$13,243	$2,883	$3,768	$-	$26,816
Unearned premiums	1,528	1,603	140	3	-	3,274
Future policy benefits	-	-	7,981	-	-	7,981
Policyholders’ funds	11	11	170	-	-	192

	CNA	CNA	Life & Group	Corporate & Other
Year ended December 31, 2008	Specialty	Commercial	Non-Core	Non-Core	Eliminations	Total
(In millions)

Net written premiums (a)	$2,719	$3,770	$604	$1	$(4)	$7,090

Revenues
Net earned premiums	$2,755	$3,787	$612	$1	$(4)	$7,151
Net investment income	354	612	484	169	-	1,619
Other revenues	219	65	28	14	-	326

Total operating revenues	3,328	4,464	1,124	184	(4)	9,096

Claims, benefits and expenses
Net incurred claims and benefits	1,700	2,772	1,104	127	-	5,703
Policyholders’ dividends	13	1	6	-	-	20
Amortization of deferred acquisition costs	618	836	13	-	-	1,467
Other insurance related expenses	137	343	201	17	(4)	694
Other expenses	198	105	24	150	-	477

Total claims, benefits and expenses	2,666	4,057	1,348	294	(4)	8,361

Operating income (loss) from continuing operations before income tax	662	407	(224)	(110)	-	735
Income tax (expense) benefit on operating income (loss)	(205)	(101)	116	45	-	(145)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(43)	(14)	-	-	-	(57)

Net operating income (loss) from continuing operations attributable to CNA	414	292	(108)	(65)	-	533

Net realized investment losses, net of participating policyholders’ interests	(257)	(526)	(363)	(151)	-	(1,297)
Income tax benefit on net realized investment losses	90	185	127	54	-	456
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	-	-	-	-	-	-

Net realized investment losses attributable to CNA	(167)	(341)	(236)	(97)	-	(841)

Net income (loss) from continuing operations attributable to CNA	$247	$(49)	$(344)	$(162)	$-	$(308)

(a) Net written premiums relate to business in property and casualty companies only.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.

Revenues by Line of Business

Years ended December 31	2010	2009	2008
(In millions)

CNA Specialty
International	$199	$171	$163
Professional & Management Liability	2,551	2,339	2,140
Surety	475	474	479
Warranty and Alternative Risks	291	259	289

CNA Specialty revenues	3,516	3,243	3,071

CNA Commercial
Business Insurance	564	549	573
CNA Select Risk	261	210	179
Commercial Insurance	2,851	2,692	2,521
International	499	617	665

CNA Commercial revenues	4,175	4,068	3,938

Life & Group Non-Core
Health	1,100	811	688
Life & Annuity	249	211	40
Other	8	13	33

Life & Group Non-Core revenues	1,357	1,035	761

Corporate & Other Non-Core revenues	164	129	33

Eliminations	(3)	(3)	(4)

Total revenues	$9,209	$8,472	$7,799

Note O. IT Transformation
During 2010, the Company commenced a program involving several initiatives intended to significantly transform its Information Technology (IT) organization and delivery model. A key initiative is moving to a managed services model which involves outsourcing the Company’s infrastructure and application development functions to selected vendors that have proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of the Company’s businesses. The costs of the IT Transformation include estimated employee termination benefits, employee retention benefits, and legal, consulting and other vendor transition services costs. The Company anticipates that the total costs for the IT Transformation will be approximately $38 million. For the year ended December 31, 2010, the Company incurred $36 million of costs for the IT Transformation and paid $23 million of these costs. The Company anticipates the program will be completed by September 2011.
The costs incurred to date are included in Total claims, benefits and expenses on the Consolidated Statements of Operations and have been allocated to the Company’s reportable segments in a manner consistent with the Company’s current allocation of IT expenses, which is primarily based on estimated consumption. The costs by reportable segment for the year ended December 31, 2010 are as follows.
IT Transformation Costs by Segment

Year ended December 31	2010
(In millions)

CNA Specialty	$8
CNA Commercial	15
Life & Group Non-Core	10
Corporate & Other Non-Core	3

Total IT Transformation Costs	$36

Note P. Discontinued Operations
The Company has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2010, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly-owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities. As further discussed in Note F, the Loss Portfolio Transfer transaction included a portion of net claim and claim adjustment expense reserves related to these discontinued operations.
Results of the discontinued operations were as follows:
Discontinued Operations

Years ended December 31	2010	2009	2008
(In millions)

Revenues:
Net investment income	$6	$6	$8
Net realized investment gains (losses) and other	(1)	-	2

Total revenues	5	6	10
Insurance related expenses	26	8	10

Income (loss) before income taxes	(21)	(2)	-
Income tax (expense) benefit	-	-	9

Income (loss) from discontinued operations, net of tax	$(21)	$(2)	$9

Net liabilities of discontinued operations, included in Other liabilities on the Consolidated Balance Sheets, were as follows.
Discontinued Operations

December 31	2010	2009
(In millions)

Assets:
Investments	$71	$141
Reinsurance receivables	47	4
Cash	-	-
Other assets	13	2

Total assets	131	147

Liabilities:
Insurance reserves	120	140
Other liabilities	13	8

Total liabilities	133	148

Net liabilities of discontinued operations	$(2)	$(1)

At December 31, 2010 and 2009, the insurance reserves are net of discount of $59 million and $56 million. The net income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

Note Q. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2010 and 2009.

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)

2010
Revenues	$2,315	$2,233	$2,363	$2,298	$9,209

Income (loss) from continuing operations, net of tax	255	301	(103)	326	779
Income (loss) from discontinued operations, net of tax	-	1	(22)	-	(21)
Net (income) loss attributable to noncontrolling interests, net of tax	(10)	(19)	(15)	(24)	(68)

Net income (loss) attributable to CNA	$245	$283	$(140)	$302	$690

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations attributable to CNA common stockholders	$0.82	$0.96	$(0.51)	$1.09	$2.36
Income (loss) from discontinued operations attributable to CNA common stockholders	-	-	(0.08)	-	(0.08)

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.82	$0.96	$(0.59)	$1.09	$2.28

Quarterly Financial Data					Full
	First	Second	Third	Fourth	Year
(In millions, except per share data)

2009
Revenues	$1,638	$2,096	$2,340	$2,398	$8,472

Income (loss) from continuing operations, net of tax	(185)	120	278	270	483
Income (loss) from discontinued operations, net of tax	-	(1)	(1)	-	(2)
Net (income) loss attributable to noncontrolling interests, net of tax	(10)	(14)	(14)	(24)	(62)

Net income (loss) attributable to CNA	$(195)	$105	$263	$246	$419

Basic and Diluted Earnings (Loss) Per Share

Income (loss) from continuing operations attributable to CNA common stockholders	$(0.84)	$0.28	$0.86	$0.81	$1.11
Income (loss) from discontinued operations attributable to CNA common stockholders	-	(0.01)	-	-	(0.01)

Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$(0.84)	$0.27	$0.86	$0.81	$1.10

During the fourth quarter of 2009, the Company realized a pretax investment gain of $370 million related to the sale of its holdings of Verisk Analytics Inc. Additionally, pretax OTTI losses of $195 million were recognized in earnings primarily in asset-backed securities, states, municipalities and political subdivisions securities and corporate and other bonds.

Note R. Related Party Transactions
The Company reimburses Loews, or pays directly, for management fees, travel and related expenses, software fees, and expenses of investment facilities and services provided to the Company. The amounts reimbursed or paid by the Company were $38 million, $33 million and $35 million for the years ended December 31, 2010, 2009 and 2008. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2010, 2009 and 2008 were $2 million, $2 million and $3 million.
In the fourth quarter of 2008, the Company issued and Loews purchased $1.25 billion of CNAF non-voting cumulative preferred stock, which was approved by a special review committee of independent members of CNAF’s Board of Directors. As of December 31, 2010, the preferred stock has been redeemed in full. See Note L for further details.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse and are secured by the stock purchased. The loans were originally issued with a ten-year maturity date, and the majority of the remaining loans have been extended for three years with terms maturing through May 2013. The carrying value of the loans as of December 31, 2010 exceeds the fair value of the related common stock collateral by $2 million.
On November 1, 2010, CNA announced its proposal to acquire all of the outstanding shares of common stock of CNA Surety that are not currently owned by CNA for $22 per share in cash. On February 4, 2011, CNA Surety announced that CNA’s proposal substantially undervalued CNA Surety; however, CNA Surety would consider another proposal. CNA is evaluating CNA Surety’s response and considering options that are in the best interests of CNA’s stockholders. There is no assurance that the acquisition will be completed or, if so, that the anticipated benefits of the acquisition will be realized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the consolidated financial statements, the Company changed its accounting for the recognition and presentation of other-than-temporary impairments in 2009.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 22, 2011

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
CNAF management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
CNAF’s independent public accountant, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 135.
CNA Financial Corporation
Chicago, Illinois
February 22, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2010, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

			FIRST
			BECAME
	POSITION AND		EXECUTIVE
	OFFICES HELD WITH		OFFICER OF	PRINCIPAL OCCUPATION DURING PAST FIVE
NAME	REGISTRANT	AGE	CNA	YEARS

Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	62	2009
Chief Executive Officer of CNA Financial Corporation since January 1, 2009. From December 2002 to June 2008, Vice Chairman and Chief Operating Officer of The Chubb Corporation and President and Chief Operating Officer of Chubb & Son.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	59	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.

George R. Fay	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	62	2010
Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since July 2006. From July 1974 to July 2006, held various positions at The Chubb Corporation including Chief Services Officer.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	54	2008
Executive Vice President & Chief Actuary of the CNA insurance companies since April 2008. From October 2004 to April 2008, Vice President & Chief Actuary, Middle Market Business of The Travelers Insurance Companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	55	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.

Robert A. Lindemann	President and Chief Operating Officer, CNA Commercial of the CNA insurance companies	57	2010
President and Chief Operating Officer, CNA Commercial of the CNA insurance companies since August 2009. From September 2004 to August 2009, Chief Operating Officer, Commercial Markets and President, Middle Markets of Zurich Financial Services North America.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	61	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.

Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	58	2010
President, Worldwide Field Operations of the CNA insurance companies since September 2009. From June 1974 to August 2009, held various positions at The Chubb Corporation including Senior Vice President and Eastern U.S. Field Operations Officer.

Peter W. Wilson	President and Chief Operating Officer, CNA Specialty of the CNA insurance companies	51	2009
President and Chief Operating Officer, CNA Specialty of the CNA insurance companies since April 2009. From March 2002 to April 2009, Executive Vice President, Global Specialty Lines of the CNA insurance companies.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below provides the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.
Executive Compensation Information
December 31, 2010

Number of securities
	Number of securities to		remaining available for
	be issued upon	Weighted average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
	rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	2,234,357	$25.76	2,626,688
Equity compensation plans not approved by security holders	-	-	-

Total	2,234,357	$25.76	2,626,688

Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Exhibit
	Description of Exhibit	Number
(3)	Articles of incorporation and by-laws:
	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2007 (Exhibit 3ii.1 to Form 8-K filed October 29, 2007 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, J.P. Morgan Securities Inc., Citibank N.A., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, N.A. and other lenders named therein, dated August 1, 2007 (Exhibit 99.1 to August 1, 2007 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and American Casualty Company of Reading, Pennsylvania (Exhibit 10.3.2 to 2007 Form 10-K incorporated herein by reference)	10.3.2

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Columbia Casualty Company (Exhibit 10.3.3 to 2007 Form 10-K incorporated herein by reference)	10.3.3

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Assurance Company (Exhibit 10.3.4 to 2007 Form 10-K incorporated herein by reference)	10.3.4

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Casualty Company (Exhibit 10.3.5 to 2007 Form 10-K incorporated herein by reference)	10.3.5

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and National Fire Insurance Company of Hartford (Exhibit 10.3.6 to 2007 Form 10-K incorporated herein by reference)	10.3.6

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company (Exhibit 10.3.7 to 2007 Form 10-K incorporated herein by reference)	10.3.7

	Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and The Continental Insurance Company of New Jersey (Exhibit 10.3.8 to 2007 Form 10-K incorporated herein by reference)	10.3.8

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Transportation Insurance Company (Exhibit 10.3.9 to 2007 Form 10-K incorporated herein by reference)	10.3.9

Acknowledgement to Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Valley Forge Insurance Company (Exhibit 10.3.10 to 2007 Form 10-K incorporated herein by reference)	10.3.10

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and Continental Reinsurance Corporation International Limited (Exhibit 10.5 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.11

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and North Rock Insurance Company Limited (Exhibit 10.6 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.12

Acknowledgment to Investment Facilities and Services Agreement, dated January 1, 2008, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation, and CNA National Warranty Corporation (Exhibit 10.7 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.3.13

Amended and Restated Surplus Note, dated as of December 11, 2008, from Continental Casualty Company to CNA Financial Corporation (Exhibit 10.4 to 2008 Form 10-K incorporated herein by reference)	10.4

2008 Senior Preferred Stock Redemption Agreement, dated November 10, 2009, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to Form 8-K filed November 13, 2009 incorporated herein by reference)	10.5

2008 Senior Preferred Redemption Agreement, dated August 5, 2010, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to Form 8-K filed August 6, 2010 incorporated herein by reference)	10.5.1

2008 Senior Preferred Redemption Agreement, dated December 1, 2010, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to Form 8-K filed December 2, 2010 incorporated herein by reference)	10.5.2

CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.6

CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009 (Exhibit 10.7 to 2008 Form 10-K incorporated herein by reference)	10.7

First Amendment to the CNA Supplemental Executive Retirement Plan, dated December 23, 2009 (Exhibit 10.8.1 to 2009 Form 10-K incorporated herein by reference)	10.7.1

CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009 (Exhibit 10.8 to 2008 Form 10-K incorporated herein by reference)	10.8

2009 Incentive Compensation Awards to Executive Officers (Exhibit 10.9 to 2008 Form 10-K incorporated herein by reference)	10.9

Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units	10.10

2008 Incentive Compensation Awards to Executive Officers (Exhibit 10.9 to 2007 Form 10-K incorporated herein by reference)	10.11

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan for the 2008-2010 Long-Term Incentive Cash Plan Cycle (Exhibit 10.2 to March 31, 2008 Form 10-Q incorporated herein by reference)	10.11.1

Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights	10.11.2

2007 Incentive Compensation Awards to Executive Officers (Exhibit 10.23 to March 31, 2007 Form 10-Q incorporated herein by reference)	10.12

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.13

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.13.1

Employment Agreement, dated April 1, 2008, by and between Continental Casualty Company and Jonathan D. Kantor (Exhibit 10.2 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.14

Letter Agreement, dated June 18, 2007, by and between Continental Casualty Company and Thomas Pontarelli (Exhibit 10.17 to 2009 Form 10-K incorporated herein by reference)	10.15

Letter Agreement, dated August 8, 2008, by and between Continental Casualty Company and Thomas Pontarelli (Exhibit 10.17.1 to 2009 Form 10-K incorporated herein by reference)	10.15.1

Letter Agreement, dated December 9, 2009, by and between Continental Casualty Company and Thomas Pontarelli (Exhibit 10.17.2 to 2009 Form 10-K incorporated herein by reference)	10.15.2

Employment Agreement, dated August 24, 2006, by and between Continental Casualty Company and Peter W. Wilson (Exhibit 10.18 to 2009 Form 10-K incorporated herein by reference)	10.16

Amendment to Employment Agreement, dated September 19, 2008, by and between Continental Casualty Company and Peter W. Wilson (Exhibit 10.18.1 to 2009 Form 10-K incorporated herein by reference)	10.16.1

Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.17

Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.19

Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.20

Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.21

Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.22

Employment Agreement between Continental Casualty Company and D. Craig Mense, dated August 1, 2007 (Exhibit 10.1 to September 30, 2007 Form 10-Q incorporated herein by reference)	10.23

Amendment to Employment Agreement, dated July 1, 2008, by and between Continental Casualty Company and D. Craig Mense (Exhibit 10.4 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.23.1

Subsidiaries of the Registrant	21.1

Consent of Independent Registered Public Accounting Firm	23.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

*CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

(b)	Exhibits:

None.

(c)	Condensed Financial Information of Unconsolidated Subsidiaries:

None.
Except for Exhibits 10.10, 10.11.2, 21.1, 23.1, 31.1, 31.2, 32.1, and 32.2, the above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

SCHEDULE I. SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

Years ended December 31	2010	2009	2008
(In millions)

Revenues
Net investment income	$4	$3	$16
Net realized investment gains (losses)	(1)	8	(19)
Other income	96	101	15

Total revenues	99	112	12

Expenses
Administrative and general	5	2	9
Interest	148	116	123

Total expenses	153	118	132

Loss from operations before income taxes and equity in net income (loss) of subsidiaries	(54)	(6)	(120)
Income tax benefit	19	2	42

Loss before equity in net income (loss) of subsidiaries	(35)	(4)	(78)
Equity in net income (loss) of subsidiaries	725	423	(221)

Net income (loss)	$690	$419	$(299)

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Balance Sheets

December 31	2010	2009
(In millions, except share data)

Assets
Investment in subsidiaries	$12,780	$11,433
Fixed maturity securities available-for-sale, at fair value (amortized cost of $3 and $4)	3	4
Equity securities available-for-sale, at fair value (cost of $0 and $1)	-	1
Short term investments	215	395
Amounts due from affiliates	11	10
Surplus note due from affiliate	500	1,000
Other assets	16	33

Total assets	$13,525	$12,876

Liabilities and equity
Liabilities:
Short term debt	$399	$-
Long term debt	2,131	2,183
Other liabilities	41	33

Total liabilities	2,571	2,216

Equity:
Preferred stock (12,500,000 shares authorized) 2008 Senior Preferred (no par value; $100,000 stated value; no shares and 10,000 shares issued and outstanding held by Loews Corporation)	-	1,000
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,139,198 and 269,026,759 shares outstanding)	683	683
Additional paid-in capital	2,200	2,177
Retained earnings	7,876	7,264
Accumulated other comprehensive income (loss)	326	(325)
Treasury stock (3,901,045 and 4,013,484 shares), at cost	(105)	(109)
Notes receivable for the issuance of common stock	(26)	(30)

Total equity	10,954	10,660

Total liabilities and equity	$13,525	$12,876

See accompanying Notes to Condensed Financial Information.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31	2010	2009	2008
(In millions)

Cash Flows from Operating Activities:
Net income (loss)	$690	$419	$(299)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Equity in net (income) loss of subsidiaries	(725)	(423)	221
Dividends received from subsidiaries	1	-	697
Net realized investment (gains) losses	1	(8)	19
Other, net	85	(21)	81

Total adjustments	(638)	(452)	1,018

Net cash flows provided (used) by operating activities	52	(33)	719

Cash Flows from Investing Activities:
Proceeds from fixed maturity securities	$(2)	$12	$1
Change in short term investments	181	145	(666)
Capital contributions to subsidiaries	(6)	(3)	(2)
Purchase of surplus note from affiliate	-	-	(1,000)
Repayment of surplus note by affiliate	500	-	-
Other, net	-	(12)	(3)

Net cash flows provided (used) by investing activities	$673	$142	$(1,670)

Cash Flows from Financing Activities:
Dividends paid to Loews for 2008 Senior Preferred	$(76)	$(122)	$(19)
Dividends paid to common stockholders	-	-	(122)
Proceeds from the issuance of debt	495	350	250
Principal payments on debt	(150)	(100)	(350)
Payment to redeem 2008 Senior Preferred	(1,000)	(250)	-
Proceeds from the issuance of 2008 Senior Preferred	-	-	1,250
Stock options exercised	3	1	1
Purchase of treasury stock	-	-	(70)
Other, net	3	12	11

Net cash flows provided (used) by financing activities	$(725)	$(109)	$951

Net change in cash	$-	$-	$-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

See accompanying Notes to Condensed Financial Information.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income (loss) of these affiliates is presented on the Condensed Statements of Operations as Equity in net income (loss) of subsidiaries. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2010.
B. Debt
Debt is composed of the following obligations.
Debt

December 31	2010	2009
(In millions)

Short-term debt:
Senior notes:
6.000%, face amount of $400, due August 15, 2011	$399	$-

Long-term debt:
Variable rate debt:
Credit Facility – variable rate and term, due August 1, 2012	-	150

Senior notes:
6.000%, face amount of $400, due August 15, 2011	-	399
5.850%, face amount of $549, due December 15, 2014	548	547
6.500%, face amount of $350, due August 15, 2016	347	347
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	348	347
5.875%, face amount of $500, due August 15, 2020	495	-
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Urban Development Action Grant, 1.00%, due May 7, 2019	3	3

Total long-term debt	2,131	2,183

Total debt	$2,530	$2,183

In August of 2010, CNAF issued $500 million of 5.875% ten-year senior notes in a public offering.
On August 1, 2007, CNAF entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus CNAF’s credit risk spread. Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The outstanding amount due under this credit agreement as of December 31, 2009 was repaid during 2010, leaving the full limit of $250 million available as of December 31, 2010.
CNAF’s remaining debt obligations contain customary covenants for investment grade insurers. CNAF is in compliance with all covenants as of December 31, 2010.
In February of 2011, CNAF issued $400 million of 5.75% senior notes due August 15, 2021 in a public offering. Subsequently, CNAF announced the redemption of the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, and other required payments. CNAF anticipates the redemption to be completed on or about March 18, 2011.
C. Commitments, Contingencies and Guarantees
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately

$20 million at December 31, 2010. The Parent Company does not believe that a payable is likely under these guarantees.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2010, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $259 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2010, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2010 and 2009, CNAF has recorded liabilities of approximately $9 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.7 billion at December 31, 2010. The Parent Company does not believe that a payable is likely under these guarantees.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note N to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts (a)	Deductions	End of Period
(In millions)

Year ended December 31, 2010
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$553	$(232)	$(1)	$(35)	$285

Valuation allowance:
Deferred income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2009
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$587	$4	$(1)	$(37)	$553

Valuation allowance:
Deferred income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2008
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$773	$(37)	$(4)	$(145)	$587

Valuation allowance:
Deferred income taxes	$-	$-	$-	$-	$-

(a) Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Consolidated Property and Casualty Operations
As of and for the years ended December 31	2010	2009	2008
(In millions)

Deferred acquisition costs	$1,079	$1,108

Reserves for unpaid claim and claim adjustment expenses	25,412	26,712

Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 7.5%)	1,552	1,595

Unearned premiums	3,203	3,274

Net written premiums	6,471	6,713	7,090

Net earned premiums	6,514	6,720	7,149

Net investment income	2,097	2,110	1,547

Incurred claim and claim adjustment expenses related to current year	4,737	4,788	5,189

Incurred claim and claim adjustment expenses related to prior years	(545)	(241)	(7)

Amortization of deferred acquisition costs	1,387	1,417	1,467

Paid claim and claim adjustment expenses	4,667	4,841	5,327

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 22, 2011	By	/s/ Thomas F. Motamed

Thomas F. Motamed
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ D. Craig Mense

D. Craig Mense
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 22, 2011	By	/s/ Thomas F. Motamed

(Thomas F. Motamed, Chief Executive Officer
and Chairman of the Board of Directors)

Dated: February 22, 2011	By	/s/ Paul J. Liska

(Paul J. Liska, Director)

Dated: February 22, 2011	By	/s/ Jose O. Montemayor

(Jose O. Montemayor, Director)

Dated: February 22, 2011	By	/s/ Don M. Randel

(Don M. Randel, Director)

Dated: February 22, 2011	By	/s/ Joseph Rosenberg

(Joseph Rosenberg, Director)

Dated: February 22, 2011	By	/s/ Andrew H. Tisch

(Andrew H. Tisch, Director)

Dated: February 22, 2011	By	/s/ James S. Tisch

(James S. Tisch, Director)

Dated: February 22, 2011	By	/s/ Marvin Zonis

(Marvin Zonis, Director)