Form 10-Q
period 2011-03-31
CNA FINANCIAL CORP
filed 2011-05-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, Par value $2.50	269,319,444

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31	2011	2010
(In millions, except per share data)
Revenues
Net earned premiums	$1,615	$1,615
Net investment income	620	590
Net realized investment gains, net of participating policyholders’ interests:
Other-than-temporary impairment losses	(20)	(90)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(21)	30
Net other-than-temporary impairment losses recognized in earnings	(41)	(60)
Other net realized investment gains	54	94
Net realized investment gains, net of participating policyholders’ interests	13	34
Other revenues	67	76
Total revenues	2,315	2,315
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,364	1,308
Amortization of deferred acquisition costs	345	342
Other operating expenses	225	272
Interest	46	36
Total claims, benefits and expenses	1,980	1,958
Income from continuing operations before income tax	335	357
Income tax expense	(102)	(102)
Income from continuing operations	233	255
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0 and $0	(1)	—
Net income	232	255
Net (income) loss attributable to noncontrolling interests	(9)	(10)
Net income attributable to CNA	$223	$245

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA	$224	$245
Dividends on 2008 Senior Preferred	—	(25)
Income from continuing operations attributable to CNA common stockholders	224	220
Income (loss) from discontinued operations attributable to CNA common stockholders	(1)	—
Income attributable to CNA common stockholders	$223	$220

Basic and Diluted Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.83	$0.82
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—
Basic and diluted earnings per share attributable to CNA common stockholders	$0.83	$0.82

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.2	269.1
Diluted	269.5	269.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2011	2010
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$38	$25
Net unrealized gains on other investments	22	323
Net unrealized gains on investments	60	348
Net unrealized gains on discontinued operations and other	1	7
Foreign currency translation adjustment	25	(10)
Pension and postretirement benefits	1	1
Allocation to participating policyholders	—	(23)
Other comprehensive income, net of tax	87	323
Net income	232	255
Comprehensive income	319	578
Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	2	(6)
Pension and postretirement benefits attributable to noncontrolling interests	—	(3)
Other comprehensive (income) loss attributable to noncontrolling interests	2	(9)
Net (income) loss attributable to noncontrolling interests	(9)	(10)
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(19)
Total comprehensive income attributable to CNA	$312	$559
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2011	December 31, 2010
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,960 and $36,427)	$38,204	$37,577
Equity securities at fair value (cost of $330 and $422)	356	440
Limited partnership investments	2,460	2,309
Other invested assets	15	27
Mortgage loans	118	87
Short term investments	1,677	2,215
Total investments	42,830	42,655
Cash	81	77
Reinsurance receivables (less allowance for uncollectible receivables of $125 and $125)	6,956	7,079
Insurance receivables (less allowance for uncollectible receivables of $155 and $160)	1,609	1,557
Accrued investment income	469	425
Deferred acquisition costs	1,098	1,079
Deferred income taxes	547	667
Property and equipment at cost (less accumulated depreciation of $555 and $543)	316	333
Goodwill and other intangible assets	141	141
Other assets (includes $140 and $139 due from Loews Corporation)	1,047	868
Separate account business	449	450
Total assets	$55,543	$55,331
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$25,352	$25,496
Unearned premiums	3,321	3,203
Future policy benefits	8,842	8,718
Policyholders’ funds	165	173
Participating policyholders’ funds	62	60
Short term debt	—	400
Long term debt	2,647	2,251
Other liabilities	2,883	3,056
Separate account business	449	450
Total liabilities	43,721	43,807
Commitments and contingencies (Notes C, D, G, and I)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,296,610 and 269,139,198 shares outstanding)	683	683
Additional paid-in capital	2,198	2,200
Retained earnings	8,072	7,876
Accumulated other comprehensive income	415	326
Treasury stock (3,743,633 and 3,901,045 shares), at cost	(101)	(105)
Notes receivable for the issuance of common stock	(25)	(26)
Total CNA stockholders’ equity	11,242	10,954
Noncontrolling interests	580	570
Total equity	11,822	11,524
Total liabilities and equity	$55,543	$55,331
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31	2011	2010
(In millions)
Cash Flows from Operating Activities
Net income	$232	$255
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	1	—
(Gain) loss on disposal of property and equipment	9	—
Deferred income tax expense	90	45
Trading portfolio activity	6	99
Net realized investment gains, net of participating policyholders’ interests	(13)	(34)
Equity method investees	(104)	13
Amortization of investments	(21)	(33)
Depreciation	19	21
Changes in:
Receivables, net	71	264
Accrued investment income	(44)	(41)
Deferred acquisition costs	(19)	(1)
Insurance reserves	45	(135)
Other assets	(4)	(7)
Other liabilities	(155)	(74)
Other, net	1	(3)
Total adjustments	(118)	114
Net cash flows provided by operating activities-continuing operations	$114	$369
Net cash flows used by operating activities-discontinued operations	$(2)	$(5)
Net cash flows provided by operating activities-total	$112	$364
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(3,480)	$(5,351)
Proceeds from fixed maturity securities:
Sales	1,881	2,737
Maturities, calls and redemptions	965	846
Purchases of equity securities	(34)	(42)
Proceeds from sales of equity securities	128	25
Origination of mortgage loans	(31)	—
Change in short term investments	548	1,474
Change in other investments	(43)	(51)
Purchases of property and equipment	(11)	(12)
Other, net	1	—
Net cash flows used by investing activities-continuing operations	$(76)	$(374)
Net cash flows provided by investing activities-discontinued operations	$2	$5
Net cash flows used by investing activities-total	$(74)	$(369)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Three months ended March 31
(In millions)	2011	2010
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(27)	$—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(25)
Proceeds from the issuance of debt	396	—
Repayment of debt	(409)	—
Stock options exercised	6	—
Other, net	(2)	(13)
Net cash flows used by financing activities-continuing operations	$(36)	$(38)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—
Net cash flows used by financing activities-total	$(36)	$(38)
Effect of foreign exchange rate changes on cash-continuing operations	2	(2)
Net change in cash	$4	$(45)
Cash, beginning of year	77	140
Cash, end of period	$81	$95

Cash-continuing operations	$81	$95
Cash-discontinued operations	—	—
Cash-total	$81	$95
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Three months ended March 31	2011	2010
(In millions)
Preferred Stock
Balance, beginning and end of period	$—	$1,000
Common Stock
Balance, beginning and end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,200	2,177
Stock-based compensation	(1)	(1)
Other	(1)	22
Balance, end of period	2,198	2,198
Retained Earnings
Balance, beginning of period	7,876	7,264
Dividends paid to common stockholders	(27)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(25)
Net income attributable to CNA	223	245
Balance, end of period	8,072	7,484
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	326	(325)
Other comprehensive income attributable to CNA	89	314
Balance, end of period	415	(11)
Treasury Stock
Balance, beginning of period	(105)	(109)
Stock-based compensation and other	4	2
Balance, end of period	(101)	(107)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(26)	(30)
Decrease in notes receivable for the issuance of common stock	1	—
Balance, end of period	(25)	(30)
Total CNA Stockholders’ Equity	11,242	11,217
Noncontrolling Interests
Balance, beginning of period	570	506
Net income	9	10
Other comprehensive income (loss)	(2)	9
Other	3	(18)
Balance, end of period	580	507
Total Equity	$11,822	$11,724
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). The Company owned approximately 61% of the outstanding common stock of CNA Surety as of March 31, 2011. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2011.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2010, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Reinsurance Receivables
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer creditworthiness, management’s experience and current economic conditions. Financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables are less than 5% of total reinsurance receivables the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. For the three months ended March 31, 2011, there was no significant change in the Company’s allowance for uncollectible reinsurance receivables.

Note B. Earnings Per Share
Earnings per share attributable to the Company's common stockholders is based on the weighted average number of outstanding common shares. Basic earnings per share excludes the impact of dilutive securities and is computed by dividing net income attributable to CNA by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2011 and 2010, approximately 272 thousand and 170 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1.0 million and 1.3 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2011	2010
Fixed maturity securities	$506	$510
Short term investments	2	6
Limited partnerships	114	72
Equity securities	6	10
Mortgage loans	2	—
Trading portfolio (a)	3	4
Other	2	2
Gross investment income	635	604
Investment expense	(15)	(14)
Net investment income	$620	$590
____________________

(a)
There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three months ended March 31, 2011 and March 31, 2010.

Net realized investment gains are presented in the following table.
Net Realized Investment Gains

Three months ended March 31
(In millions)	2011	2010
Net realized investment gains:
Fixed maturity securities:
Gross realized gains	$88	$98
Gross realized losses	(68)	(71)
Net realized investment gains on fixed maturity securities	20	27
Equity securities:
Gross realized gains	5	4
Gross realized losses	(5)	(1)
Net realized investment gains (losses) on equity securities	—	3
Derivatives	(1)	—
Short term investments and other (a) (b)	(6)	4
Net realized investment gains, net of participating policyholders’ interests	$13	$34
____________________

(a)	The three months ended March 31, 2011 includes a $9 million loss related to the early extinguishment of $400 million of senior notes originally due August 15, 2011.

(b)	The three months ended March 31, 2011 includes net unrealized gains of $1 million related to changes in fair value of securities for which the fair value option has been elected.

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Three months ended March 31
(In millions)	2011	2010
Fixed maturity securities available-for-sale:
Asset-backed:
Residential mortgage-backed	$28	$26
Commercial mortgage-backed	—	2
Total asset-backed	28	28
States, municipalities and political subdivisions	—	14
Corporate and other bonds	9	18
Total fixed maturity securities available-for-sale	37	60
Equity securities available-for-sale:
Common stock	3	—
Preferred stock	1	—
Total equity securities available-for-sale	4	—
Net OTTI losses recognized in earnings	$41	$60
A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer. The Impairment Committee is responsible for evaluating all securities in an unrealized loss position on at least a quarterly basis.
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered by the Impairment Committee include (a) the financial condition and near term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income. In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income to be recognized as an OTTI loss in earnings.

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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

March 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$120	$14	$—	$134	$—
Asset-backed:
Residential mortgage-backed	6,193	91	209	6,075	60
Commercial mortgage-backed	1,078	60	28	1,110	(6)
Other asset-backed	886	17	7	896	—
Total asset-backed	8,157	168	244	8,081	54
States, municipalities and political subdivisions	8,552	176	400	8,328	—
Foreign government	631	15	1	645	—
Corporate and other bonds	19,442	1,562	50	20,954	—
Redeemable preferred stock	48	5	1	52	—
Total fixed maturity securities available-for-sale	36,950	1,940	696	38,194	$54
Total fixed maturity securities trading	10	—	—	10
Equity securities available-for-sale:
Common stock	101	25	1	125
Preferred stock	229	4	2	231
Total equity securities available-for-sale	330	29	3	356
Total	$37,290	$1,969	$699	$38,560

Summary of Fixed Maturity and Equity Securities

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$122	$16	$1	$137	$—
Asset-backed:
Residential mortgage-backed	6,254	101	265	6,090	114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763	—
Total asset-backed	8,001	159	314	7,846	112
States, municipalities and political subdivisions	8,157	142	410	7,889	—
Foreign government	602	18	—	620	—
Corporate and other bonds	19,492	1,603	70	21,025	—
Redeemable preferred stock	47	7	—	54	—
Total fixed maturity securities available-for-sale	36,421	1,945	795	37,571	$112
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	90	25	—	115
Preferred stock	332	2	9	325
Total equity securities available-for-sale	422	27	9	440
Total	$36,849	$1,972	$804	$38,017

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Asset-backed:
Residential mortgage-backed	$2,167	$73	$1,442	$136	$3,609	$209
Commercial mortgage-backed	270	6	263	22	533	28
Other asset-backed	140	—	61	7	201	7
Total asset-backed	2,577	79	1,766	165	4,343	244
States, municipalities and political subdivisions	2,861	160	624	240	3,485	400
Foreign government	110	1	18	—	128	1
Corporate and other bonds	1,920	28	335	22	2,255	50
Redeemable preferred stock	—	—	5	1	5	1
Total fixed maturity securities available-for-sale	7,468	268	2,748	428	10,216	696
Equity securities available-for-sale:
Common stock	8	1	—	—	8	1
Preferred stock	76	1	19	1	95	2
Total equity securities available-for-sale	84	2	19	1	103	3
Total	$7,552	$270	$2,767	$429	$10,319	$699

Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
U.S. Treasury and obligations of government agencies	$8	$1	$—	$—	$8	$1
Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8
Total asset-backed	2,086	56	2,194	258	4,280	314
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Corporate and other bonds	1,719	34	405	36	2,124	70
Total fixed maturity securities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9
Total equity securities available-for-sale	175	5	70	4	245	9
Total	$7,327	$260	$3,414	$544	$10,741	$804
The amount of pretax net unrealized gains on available-for-sale securities reclassified out of accumulated other comprehensive income (AOCI) into earnings was $21 million and $32 million for the three months ended March 31, 2011 and 2010.
The following table summarizes the activity for the three months ended March 31, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three months ended March 31
(In millions)	2011	2010
Beginning balance of credit losses on fixed maturity securities	$141	$164
Additional credit losses for which an OTTI loss was previously recognized	10	11
Credit losses for which an OTTI loss was not previously recognized	1	5
Reductions for securities sold during the period	(25)	(9)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(14)	—
Ending balance of credit losses on fixed maturity securities	$113	$171
Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the March 31, 2011 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

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
Asset-Backed Securities
The fair value of total asset-backed holdings at March 31, 2011 was $8,081 million which was comprised of 2,071 different securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 147 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities include 159 non-agency structured securities that have at least one trade lot in a gross unrealized loss position. In addition, there were 99 agency mortgage-backed securities guaranteed by agencies of the U.S. Government that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 5% of amortized cost.
Commercial mortgage-backed securities include 49 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 5% of amortized cost.
Other asset-backed securities include 16 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 3% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at March 31, 2011.
Gross Unrealized Losses by Ratings Distribution

March 31, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
U.S. Government Agencies	$1,758	$1,698	$60
AAA	1,281	1,233	48
AA	406	377	29
A	158	152	6
BBB	223	195	28
Non-investment grade and equity tranches	761	688	73
Total	$4,587	$4,343	$244
The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates and wider than historical bid/ask spreads, and are not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2011.

States, Municipalities and Political Subdivisions
The fair value of total states, municipalities and political subdivisions holdings at March 31, 2011 was $8,328 million. These holdings consist of both tax-exempt and taxable bonds, 71% of which are special revenue and assessment bonds, followed by general obligation political subdivision bonds at 20% and state general obligation bonds at 9%.
The unrealized losses on the Company's investments in this category are primarily due to the impact of interest rate increases, as well as market conditions for tax-exempt bonds. Securities with maturity dates that exceed 20 years comprise 69% of the gross unrealized losses. The holdings for all securities in this category include 534 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 10% of amortized cost.
The following table summarizes the ratings distribution of states, municipalities and political subdivisions securities in a gross unrealized loss position at March 31, 2011.
Gross Unrealized Losses by Ratings Distribution

March 31, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
AAA	$752	$705	$47
AA	2,126	1,885	241
A	908	811	97
BBB	70	57	13
Non-investment grade	29	27	2
Total	$3,885	$3,485	$400
The largest exposures at March 31, 2011 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $104 million and several separate issues of New Jersey transit revenue bonds with gross unrealized losses of $56 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2011.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	March 31, 2011		December 31, 2010
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,553	$1,564	$1,515	$1,506
Due after one year through five years	11,449	11,908	11,198	11,653
Due after five years through ten years	9,861	10,279	10,022	10,425
Due after ten years	14,087	14,443	13,686	13,987
Total	$36,950	$38,194	$36,421	$37,571

Commercial Mortgage Loans
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and any valuation allowance. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. A valuation allowance is established for impaired loans to the extent that the present value of expected future cash flows discounted at the loan's original effective interest rate is less than the carrying value of the loan. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payment is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms.
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, declines in the fair value of collateral, and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. As of March 31, 2011, 29% of the carrying value of mortgage loans related to credit tenant loans. The Company identifies loans for evaluation of impairment primarily based on the collection experience of each loan. As of March 31, 2011, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of March 31, 2011, the Company had committed approximately $193 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of March 31, 2011, the Company had commitments to purchase $208 million and sell $131 million of such investments.
As of March 31, 2011, the Company had mortgage loan commitments of $56 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.

Note D. Derivative Financial Instruments
The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company's principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.
The Company's use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits the authorization to initiate derivative transactions to certain personnel. Derivatives entered into for hedging, regardless of the choice to designate hedge accounting, shall have a maturity that effectively correlates to the underlying hedged asset or liability. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through securities lending, to engage in derivative transactions.
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
The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor's ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps (CDS) to modify the credit risk inherent in certain investments. CDS involve a transfer of credit risk from one party to another in exchange for periodic payments.
Foreign currency risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company's foreign transactions are primarily denominated in British pounds, Euros and Canadian dollars. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency forwards.
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

The tables below summarize open CDS contracts where the Company sold credit protection as of March 31, 2011 and December 31, 2010. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

March 31, 2011	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions)
BB rated	$1	$5	2.2
B rated	—	3	1.2
Total	$1	$8	1.9
Credit Ratings of Underlying Reference Obligations

December 31, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions)
BB rated	$1	$5	2.5
B rated	—	3	1.5
Total	$1	$8	2.1
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $2 million at March 31, 2011 and December 31, 2010. The fair value of cash collateral received from counterparties was $1 million at March 31, 2011 and December 31, 2010.
Derivative securities are recorded at fair value. See Note E for information regarding the fair value of derivatives securities. Changes in the fair value of derivatives not held in a trading portfolio are reported in Net realized investment gains (losses) on the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives held for trading purposes are reported in Net investment income on the Condensed Consolidated Statements of Operations.

A summary of the recognized losses related to derivative financial instruments follows.
Recognized Losses

Three months ended March 31
(In millions)	2011	2010
Without hedge designation
Currency forwards	$(1)	$—
Total without hedge designation	(1)	—
Trading activities
Futures sold, not yet purchased	—	(3)
Total	$(1)	$(3)
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
Derivative Financial Instruments

March 31, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$20	$—	$(2)
Credit default swaps — sold protection	8	1	—
Currency forwards	10	—	—
Equity warrants	3	—	—
Total without hedge designation	41	1	(2)
Trading activities
Futures sold, not yet purchased	—	—	—
Total	$41	$1	$(2)

Derivative Financial Instruments

December 31, 2010	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$20	$—	$(2)
Credit default swaps — sold protection	8	1	—
Currency forwards	18	—	—
Equity warrants	3	—	—
Total without hedge designation	49	1	(2)
Trading activities
Futures sold, not yet purchased	—	—	—
Total	$49	$1	$(2)
During the three months ended March 31, 2011, new derivative transactions entered into totaled approximately $341 million in notional value while derivative termination activity totaled approximately $349 million. This activity was primarily attributable to interest rate futures and foreign currency forwards. During the three months ended March 31, 2010, new derivative transactions entered into totaled approximately $203 million in notional value while derivative termination activity totaled approximately $323 million. This activity was primarily attributable to interest rate futures, credit default swaps and forward commitments for mortgage-backed securities.

Note E. Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are not observable.
The Company attempts to establish fair value as an exit price in an orderly transaction consistent with normal settlement market conventions. The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates including: discounted cash flow models, prices from recently executed transactions of similar securities, or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company's assumptions as to what market participants would use to value the securities. The Company also uses pricing services as a significant source of data. The Company monitors all the pricing inputs to determine if the markets from which the data is gathered are active. As further validation of the Company's valuation process, the Company samples past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$74	$60	$—	$134
Asset-backed:
Residential mortgage-backed	—	5,337	738	6,075
Commercial mortgage-backed	—	1,022	88	1,110
Other asset-backed	—	451	445	896
Total asset-backed	—	6,810	1,271	8,081
States, municipalities and political subdivisions	—	8,140	188	8,328
Foreign government	118	527	—	645
Corporate and other bonds	—	20,387	577	20,964
Redeemable preferred stock	3	49	—	52
Total fixed maturity securities	195	35,973	2,036	38,204
Equity securities	203	123	30	356
Derivative and other financial instruments, included in Other invested assets	—	5	10	15
Short term investments	1,190	460	27	1,677
Life settlement contracts, included in Other assets	—	—	127	127
Discontinued operations investments, included in Other liabilities	13	56	—	69
Separate account business	28	382	39	449
Total assets	$1,629	$36,999	$2,269	$40,897
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

December 31, 2010				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
U.S. Treasury and obligations of government agencies	$76	$61	$—	$137
Asset-backed:
Residential mortgage-backed	—	5,323	767	6,090
Commercial mortgage-backed	—	920	73	993
Other asset-backed	—	404	359	763
Total asset-backed	—	6,647	1,199	7,846
States, municipalities and political subdivisions	—	7,623	266	7,889
Foreign government	115	505	—	620
Corporate and other bonds	—	20,407	624	21,031
Redeemable preferred stock	3	48	3	54
Total fixed maturity securities	194	35,291	2,092	37,577
Equity securities	288	126	26	440
Derivative and other financial instruments, included in Other invested assets	—	—	27	27
Short term investments	1,214	974	27	2,215
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	11	60	—	71
Separate account business	28	381	41	450
Total assets	$1,735	$36,832	$2,342	$40,909
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income*	Net change in unrealized appreciation (depreciation) included in other comprehensive income	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2011 recognized in net income*
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$767	$1	$2	$47	$(26)	$(22)	$—	$(31)	$738	$—
Commercial mortgage-backed	73	3	16	—	(4)	—	—	—	88	—
Other asset-backed	359	4	—	200	(87)	(31)	—	—	445	—
Total asset-backed	1,199	8	18	247	(117)	(53)	—	(31)	1,271	—
States, municipalities and political subdivisions	266	—	1	—	—	(79)	—	—	188	—
Corporate and other bonds	624	4	(5)	42	(20)	(27)	9	(50)	577	—
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	15	11	289	(140)	(159)	9	(81)	2,036	—
Equity securities	26	(1)	(1)	15	(9)	—	—	—	30	(3)
Derivative and other financial instruments, net	25	2	—	—	(19)	—	—	—	8	1
Short term investments	27	—	—	12	—	(2)	—	(10)	27	—
Life settlement contracts	129	3	—	—	—	(5)	—	—	127	(1)
Separate account business	41	—	—	—	(2)	—	—	—	39	—
Total	$2,340	$19	$10	$316	$(170)	$(166)	$9	$(91)	$2,267	$(3)

Level 3 (In millions)	Balance at January 1, 2010	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income*	Net change in unrealized appreciation (depreciation) included in other comprehensive income	Purchases, sales, issuances and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2010	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2010 recognized in net income*
Fixed maturity securities:
Asset-backed:
Residential mortgage-backed	$629	$(10)	$26	$42	$—	$(8)	$679	$(11)
Commercial mortgage-backed	123	(1)	(4)	(5)	7	(8)	112	(2)
Other asset-backed	348	4	21	(5)	—	—	368	—
Total asset-backed	1,100	(7)	43	32	7	(16)	1,159	(13)
States, municipalities and political subdivisions	756	—	2	(21)	—	—	737	—
Corporate and other bonds	609	2	29	59	9	(24)	684	—
Redeemable preferred stock	2	—	2	—	—	—	4	—
Total fixed maturity securities	2,467	(5)	76	70	16	(40)	2,584	(13)
Equity securities	11	—	—	—	2	(5)	8	—
Derivative financial instruments, net	(11)	—	—	7	—	—	(4)	—
Short term investments	—	—	—	—	1	—	1	—
Life settlement contracts	130	10	—	(9)	—	—	131	3
Discontinued operations investments	16	—	1	(2)	—	—	15	—
Separate account business	38	—	—	2	—	—	40	—
Total	$2,651	$5	$77	$68	$19	$(45)	$2,775	$(10)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Level 1 securities include highly liquid government bonds and securities issued by foreign governments for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities are priced using internal models with inputs that are not market observable.

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
Life Settlement Contracts
The fair values of life settlement contracts are determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as the Company's own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.
Discontinued Operations Investments
Assets relating to the Company's discontinued operations include fixed maturity securities and short term investments. The valuation methodologies for these asset types have been described above.
Separate Account Business
Separate account business includes fixed maturity securities, equities and short term investments. The valuation methodologies for these asset types have been described above.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the table below.

	March 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Notes receivable for the issuance of common stock	$25	$24	$26	$26
Mortgage loans	118	119	87	86
Financial liabilities
Premium deposits and annuity contracts	$103	$105	$104	$105
Short term debt	—	—	400	411
Long term debt	2,647	2,844	2,251	2,376

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
The Company's senior notes and debentures were valued based on observable quoted market prices. The fair value for other debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Accrued investment income and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the table above.

Note F. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (IBNR) as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can all affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers' compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the Company's ultimate cost for insurance losses will not exceed current estimates.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $55 million and $40 million for the three months ended March 31, 2011 and 2010. Catastrophe losses in the first quarter of 2011 related primarily to the Japanese event and domestic winter storms.
Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core. Unfavorable net prior year development of $7 million was recorded in the Life & Group Non-Core segment for the three months ended March 31, 2011, compared to favorable net prior year development of $9 million for the same period in 2010. The 2010 favorable net prior year development included favorable reserve development of $24 million arising from a commutation of an assumed reinsurance agreement.

Net Prior Year Development
Three months ended March 31, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(7)	$3	$(19)
Pretax (favorable) unfavorable premium development	(7)	(8)	(1)	(16)
Total pretax (favorable) unfavorable net prior year development	$(22)	$(15)	$2	$(35)

Net Prior Year Development
Three months ended March 31, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(25)	$(28)	$2	$(51)
Pretax (favorable) unfavorable premium development	(4)	21	(1)	16
Total pretax (favorable) unfavorable net prior year development	$(29)	$(7)	$1	$(35)

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three months ended March 31, 2011 and 2010.

Three months ended March 31	2011	2010
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(14)	$(4)
Other Professional Liability	6	(23)
Surety	—	(2)
Warranty	(10)	—
Other	3	4
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(25)
2011
Favorable development for medical professional liability was primarily due to favorable loss emergence in aging services, physicians and excess institutions in accident years 2007 and prior.
Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss treaty covering the Company's non-insurance warranty subsidiary.
2010
Favorable development was primarily due to favorable incurred loss emergence in several professional liability lines of business primarily in accident years 2007 and prior. This favorability was partially offset by unfavorable development in the employee practices liability line driven by higher unemployment, primarily in accident years 2008 and 2009.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three months ended March 31, 2011 and 2010.

Three months ended March 31	2011	2010
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$10	$(9)
General Liability	22	(43)
Workers Compensation	8	10
Property and Other	(47)	14
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(7)	$(28)
2011
Favorable development for property and marine coverages was due to lower than expected frequency in commercial multi-peril coverages primarily in accident year 2010 and a favorable settlement on an individual claim in accident year 2003 in the equipment breakdown book.
The unfavorable development in the general liability coverages is primarily due to two large claim outcomes on umbrella claims in accident year 2001.
2010
Favorable development was recorded in general liability primarily due to favorable emergence in the Company's European casualty programs in accident years 2000 through 2003. Additional favorable development was recorded in commercial multi-peril coverages, primarily in accident year 2009.
Unfavorable development for property and marine coverages was due to non-catastrophe related commercial multi-peril coverages, primarily in accident year 2009. Favorable development was recorded due to favorable experience in non-catastrophe related property coverages in accident years 2007 and prior.

Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs' consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court's dismissal of the antitrust claims and the RICO claims against CNAF and certain insurance subsidiaries, but vacated the dismissal of one portion of those claims against some other parties and remanded them for further proceedings on motions to dismiss. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNAF and certain insurance subsidiaries and other parties to allow for further proceedings relating to motions to dismiss before the District Court. In November 2010, CNAF and certain insurance subsidiaries filed in the district court a motion to dismiss the remaining state law claims pending against them. In March 2011, CNAF and certain insurance subsidiaries, along with certain other defendants, entered into a memorandum of settlement understanding with the plaintiffs to settle all claims asserted, or which could have been asserted, in the class action lawsuit. The settlement is subject to negotiation of additional terms, execution of a settlement agreement and court approval of the settlement. As currently structured, the settlement will not have a material impact on the Company's results of operations.
Other Litigation
The Company is also a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the business or financial condition of the Company.

Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Three months ended March 31
(In millions)	2011	2010
Pension cost
Service cost	$4	$4
Interest cost on projected benefit obligation	37	38
Expected return on plan assets	(43)	(41)
Amortization of net actuarial loss	6	6
Net periodic pension cost	$4	$7

Postretirement benefit
Service cost	$—	$1
Interest cost on projected benefit obligation	1	2
Amortization of prior service credit	(5)	(4)
Amortization of net actuarial loss	1	—
Net periodic postretirement benefit	$(3)	$(1)

Note I. Commitments, Contingencies, and Guarantees
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at March 31, 2011 that the Company could be required to pay under this guarantee were approximately $178 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $25 million at March 31, 2011, were $24 million in 2011 and $1 million in 2012.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2011, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of March 31, 2011 and December 31, 2010, the Company had recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note J. Business Segments

The Company's core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2010. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intrasegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company's operating performance. Management utilizes these financial measures to monitor the Company's insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to interest rate, market and credit risk. Based on such analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security, which may produce realized gains and losses.
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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
March 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$669	$802	$144	$1	$(1)	$1,615
Net investment income	160	261	188	11	—	620
Other revenues	54	14	(2)	1	—	67
Total operating revenues	883	1,077	330	13	(1)	2,302
Claims, Benefits and Expenses
Net incurred claims and benefits	430	603	323	7	—	1,363
Policyholders’ dividends	—	—	1	—	—	1
Amortization of deferred acquisition costs	161	178	6	—	—	345
Other insurance related expenses	44	83	38	1	(1)	165
Other expenses	40	16	6	44	—	106
Total claims, benefits and expenses	675	880	374	52	(1)	1,980
Operating income (loss) from continuing operations before income tax	208	197	(44)	(39)	—	322
Income tax (expense) benefit on operating income (loss)	(70)	(66)	26	12	—	(98)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(8)	—	—	—	—	(8)
Net operating income (loss) from continuing operations attributable to CNA	130	131	(18)	(27)	—	216
Net realized investment gains (losses), net of participating policyholders’ interests	8	17	(4)	(8)	—	13
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(6)	1	4	—	(4)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)
Net realized investment gains (losses) attributable to CNA	5	10	(3)	(4)	—	8
Net income (loss) from continuing operations attributable to CNA	$135	$141	$(21)	$(31)	$—	$224

March 31, 2011
(In millions)
Reinsurance receivables	$920	$1,941	$1,487	$2,733	$—	$7,081
Insurance receivables	$589	$1,163	$11	$1	$—	$1,764
Deferred acquisition costs	$344	$325	$429	$—	$—	$1,098
Insurance reserves
Claim and claim adjustment expenses	$6,888	$12,383	$2,757	$3,324	$—	$25,352
Unearned premiums	1,625	1,547	150	1	(2)	3,321
Future policy benefits	—	—	8,842	—	—	8,842
Policyholders’ funds	16	9	140	—	—	165

Three months ended
March 31, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$654	$816	$145	$1	$(1)	$1,615
Net investment income	147	221	175	47	—	590
Other revenues	52	18	4	2	—	76
Total operating revenues	853	1,055	324	50	(1)	2,281
Claims, Benefits and Expenses
Net incurred claims and benefits	402	604	281	19	—	1,306
Policyholders’ dividends	1	1	—	—	—	2
Amortization of deferred acquisition costs	155	183	4	—	—	342
Other insurance related expenses	47	107	51	2	(1)	206
Other expenses	44	17	6	35	—	102
Total claims, benefits and expenses	649	912	342	56	(1)	1,958
Operating income (loss) from continuing operations before income tax	204	143	(18)	(6)	—	323
Income tax (expense) benefit on operating income (loss)	(68)	(43)	19	2	—	(90)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(8)	(2)	—	—	—	(10)
Net operating income (loss) from continuing operations attributable to CNA	128	98	1	(4)	—	223
Net realized investment gains (losses), net of participating policyholders’ interests	13	21	(4)	4	—	34
Income tax (expense) benefit on net realized investment gains (losses)	(4)	(7)	—	(1)	—	(12)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	9	14	(4)	3	—	22
Net income (loss) from continuing operations attributable to CNA	$137	$112	$(3)	$(1)	$—	$245

December 31, 2010
(In millions)
Reinsurance receivables	$906	$1,973	$1,502	$2,823	$—	$7,204
Insurance receivables	$654	$1,050	$9	$4	$—	$1,717
Deferred acquisition costs	$330	$315	$434	$—	$—	$1,079
Insurance reserves
Claim and claim adjustment expenses	$6,793	$12,522	$2,739	$3,442	$—	$25,496
Unearned premiums	1,543	1,526	132	2	—	3,203
Future policy benefits	—	—	8,718	—	—	8,718
Policyholders’ funds	16	13	144	—	—	173

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Three months ended March 31
(In millions)	2011	2010
CNA Specialty
International	$51	$51
Professional & Management Liability	660	631
Surety	111	114
Warranty & Alternative Risks	69	70
CNA Specialty revenues	891	866
CNA Commercial
Business Insurance	144	141
CNA Select Risk	71	64
Commercial Insurance	752	716
International	127	155
CNA Commercial revenues	1,094	1,076
Life & Group Non-Core
Health	270	254
Life & Annuity	56	64
Other	—	2
Life & Group Non-Core revenues	326	320
Corporate & Other Non-Core revenues	5	54
Eliminations	(1)	(1)
Total revenues	$2,315	$2,315

Note K. Subsequent Event
As discussed in Note A, as of March 31, 2011 the Company owned approximately 61% of CNA Surety, which is publicly-traded. CNA Surety is included in the Condensed Consolidated Financial Statements of the Company, with the minority common shareholders proportionate share of CNA Surety’s net income and net equity presented as noncontrolling interests. The noncontrolling interest included in the Company's equity was $425 million at March 31, 2011. On April 21, 2011, the Company announced that it signed a definitive merger agreement with CNA Surety pursuant to which it will commence a tender offer to acquire all of the outstanding shares of common stock of CNA Surety that are not currently owned by the Company for $26.55 per share in cash. Based on the offer price of $26.55, the aggregate purchase price will be approximately $475 million. The amount paid to acquire the common shares of CNA Surety not owned by the Company above the noncontrolling interest included in the Company’s equity will be reflected as an adjustment to Total CNA stockholders’ equity. The tender offer will be conditioned upon, among other things, acceptance by the holders of a majority of the publicly held shares of CNA Surety. Subject to the satisfaction of the foregoing, it is currently anticipated that the transaction will be completed by the end of the second quarter.

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2009 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note J of the Condensed Consolidated Financial Statements included under Part I, Item 1. In evaluating the results of our CNA Specialty and CNA Commercial segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note F of the Condensed Consolidated Financial Statements included under Part I, Item 1.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Three months ended March 31
(In millions)	2011	2010
Operating Revenues
Net earned premiums	$1,615	$1,615
Net investment income	620	590
Other revenues	67	76
Total operating revenues	2,302	2,281
Claims, Benefits and Expenses
Net incurred claims and benefits	1,363	1,306
Policyholders’ dividends	1	2
Amortization of deferred acquisition costs	345	342
Other insurance related expenses	165	206
Other expenses	106	102
Total claims, benefits and expenses	1,980	1,958
Operating income from continuing operations before income tax	322	323
Income tax expense on operating income	(98)	(90)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(8)	(10)
Net operating income from continuing operations attributable to CNA	216	223
Net realized investment gains, net of participating policyholders’ interests	13	34
Income tax expense on net realized investment gains	(4)	(12)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	(1)	—
Net realized investment gains attributable to CNA	8	22
Income from continuing operations attributable to CNA	224	245
Income (loss) from discontinued operations attributable to CNA	(1)	—
Net income attributable to CNA	$223	$245
Net income decreased $22 million for the three months ended March 31, 2011 as compared with the same period in 2010. This decrease was due to lower net realized investment results and net operating results.
Net realized investment results decreased $14 million for the three months ended March 31, 2011 as compared with the same period in 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $7 million for the three months ended March 31, 2011 as compared with the same period in 2010. Net operating income improved $35 million for our core segments, CNA Specialty and CNA Commercial. This improvement was primarily due to higher net investment income, driven by favorable limited partnership income, and decreased expenses. Expenses in 2010 were unfavorably impacted by costs associated with our Information Technology (IT) Transformation as discussed below. Partially offsetting these favorable items were higher catastrophe losses in the current period. Net operating results decreased $42 million for our non-core segments, primarily due to lower net investment income, the favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement and less favorable performance on our remaining pension deposit business.

In 2010 we commenced a program to significantly transform our IT organization and delivery model. A key initiative was moving to a managed services model which involved outsourcing our infrastructure and application development functions to selected vendors that have proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of our businesses. Total anticipated costs are $37 million, of which $36 million were incurred in 2010. Costs incurred for the three months ended March 31, 2011 were not significant. The costs by reportable segment for the three months ended March 31, 2010 were as follows.

IT Transformation Costs by Segment
Three months ended March 31
(In millions)	2010
CNA Specialty	$5
CNA Commercial	11
Life & Group Non-Core	7
Corporate & Other Non-Core	2
Total IT Transformation Costs	$25
We anticipate the savings resulting from this program will be invested in IT and other investments necessary to support our business strategies.
Favorable net prior year development of $35 million was recorded for the three months ended March 31, 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended March 31, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Critical Accounting Estimates

The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the amounts of revenues and expenses reported during the period. Actual results may differ from those estimates.
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

•	Insurance Reserves

•	Reinsurance and Insurance Receivables

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Products and Payout Annuity Contracts

•	Pension and Postretirement Benefit Obligations

•	Income Taxes
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
CNA SPECIALTY
The following table details the results of operations for CNA Specialty.

Results of Operations
Three months ended March 31
(In millions, except ratios)	2011	2010
Net written premiums	$739	$656
Net earned premiums	669	654
Net investment income	160	147
Net operating income	130	128
Net realized investment gains, after-tax	5	9
Net income	135	137
Ratios
Loss and loss adjustment expense	64.2%	61.5%
Expense	30.6	30.8
Dividend	0.1	0.2
Combined	94.9%	92.5%
Net written premiums for CNA Specialty increased $83 million for the three months ended March 31, 2011 as compared with the same period in 2010. This increase was primarily driven by new business across our Professional & Management Liability lines of business. Net earned premiums increased $15 million as compared to the same period in 2010, consistent with modest increases in net written premiums in recent quarters.
CNA Specialty's average rate was flat for the three months ended March 31, 2011, as compared to a decrease of 1% for the three months ended March 31, 2010 for the policies that renewed in each period. Retention rates of 85% and 86% were achieved for those policies that were available for renewal in each period.
Net income decreased $2 million and net operating income improved $2 million for the three months ended March 31, 2011 as compared with the same period in 2010.
The combined ratio increased 2.4 points for the three months ended March 31, 2011 as compared with the same period in 2010. The loss ratio increased 2.7 points, primarily due to the impact of a higher current accident year loss ratio and decreased favorable net prior year development. The expense ratio decreased 0.2 points, primarily due to the impact of IT Transformation costs incurred in the first quarter of 2010.
Favorable net prior year development of $22 million was recorded for the three months ended March 31, 2011, compared to favorable net prior year development of $29 million for the same period in 2010. Further information on CNA Specialty's net prior year development for the three months ended March 31, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2011 and December 31, 2010 for CNA Specialty.

Gross and Net Carried Claim and Claim Adjustment Expense Reserves
(In millions)	March 31, 2011	December 31, 2010
Gross Case Reserves	$2,304	$2,341
Gross IBNR Reserves	4,584	4,452
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,888	$6,793
Net Case Reserves	$1,971	$1,992
Net IBNR Reserves	4,025	3,926
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,996	$5,918

CNA COMMERCIAL
The following table details the results of operations for CNA Commercial.

Results of Operations
Three months ended March 31
(In millions, except ratios)	2011	2010
Net written premiums	$828	$829
Net earned premiums	802	816
Net investment income	261	221
Net operating income	131	98
Net realized investment gains, after-tax	10	14
Net income	141	112
Ratios
Loss and loss adjustment expense	75.3%	74.1%
Expense	32.6	35.6
Dividend	(0.2)	0.1
Combined	107.7%	109.8%
Net written premiums for CNA Commercial decreased $1 million for the three months ended March 31, 2011 as compared with the same period in 2010. Although premiums written continue to be impacted by decreased insured exposures, including negative audit premium, the trend has improved. However, these conditions, along with the competitive market, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $14 million for the three months ended March 31, 2011 as compared with the same period in 2010, for the same reasons listed above.
CNA Commercial's average rate increased 2% for the three months ended March 31, 2011, as compared with an increase of 1% for the three months ended March 31, 2010 for the policies that renewed in each period. Retention rates of 79% and 78% were achieved for those policies that were available for renewal in each period.
Net income improved $29 million and net operating income improved $33 million for the three months ended March 31, 2011 as compared with the same period in 2010. The increase in net operating income was primarily due to higher net investment income, driven by favorable limited partnership income, and decreased expenses, partially offset by higher catastrophe losses.
The combined ratio improved 2.1 points for the three months ended March 31, 2011 as compared with the same period in 2010. The loss ratio increased 1.2 points, primarily due to increased catastrophe losses and less favorable impacts from development-related items, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $53 million, or 6.6 points of the loss ratio, for the three months ended March 31, 2011, as compared to $38 million, or 4.7 points of the loss ratio, for the same period in 2010. Catastrophe losses in the first quarter of 2011 related primarily to the Japanese event and domestic winter storms.
The expense ratio improved 3.0 points for the three months ended March 31, 2011 as compared with the same period in 2010, primarily due to the favorable impact of recoveries on insurance receivables written off in prior years and the impact of IT Transformation costs incurred in the first quarter of 2010.
Favorable net prior year development of $15 million was recorded for the three months ended March 31, 2011, compared to favorable net prior year development of $7 million for the same period in 2010. Further information on CNA Commercial net prior year development for the three months ended March 31, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2011 and December 31, 2010 for CNA Commercial.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
(In millions)	March 31, 2011	December 31, 2010
Gross Case Reserves	$6,413	$6,390
Gross IBNR Reserves	5,970	6,132
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,383	$12,522
Net Case Reserves	$5,412	$5,349
Net IBNR Reserves	5,156	5,292
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,568	$10,641

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.

Results of Operations
Three months ended March 31
(In millions)	2011	2010
Net earned premiums	$144	$145
Net investment income	188	175
Net operating income (loss)	(18)	1
Net realized investment losses, after-tax	(3)	(4)
Net loss	(21)	(3)
Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended March 31, 2011 as compared with the same period in 2010. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss increased $18 million for the three months ended March 31, 2011 as compared with the same period in 2010. This increase was primarily due to the $15 million after-tax favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement and less favorable performance on our remaining pension deposit business, partially offset by lower expenses. In 2010, expenses were unfavorably impacted by IT transformation costs.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we may record an additional pretax liability in Policyholders' funds based on the results of the investments supporting this business. During the first quarter of 2010, we decreased this pretax liability by $13 million. During the first quarter of 2011, we decreased this pretax liability by $2 million. As of March 31, 2011, there was no additional liability in Policyholders' funds for these separate account investment contracts.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intrasegment eliminations.

Results of Operations
Three months ended March 31
(In millions)	2011	2010
Net investment income	$11	$47
Net operating loss	(27)	(4)
Net realized investment gains (losses), after-tax	(4)	3
Net loss	(31)	(1)
Net loss increased $30 million for the three months ended March 31, 2011 as compared with the same period in 2010, driven by lower net investment income partially offset by lower net incurred claims, both resulting from the Loss Portfolio Transfer consummated in the third quarter of 2010. Under the Loss Portfolio Transfer we ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement. As a result of that transaction, the investment income allocated to the Corporate & Other Non-Core segment decreased because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling.
Additionally, net loss increased due to higher interest expense and decreased net realized investment results. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of our preferred stock.
Unfavorable net prior year development of $2 million was recorded for the three months ended March 31, 2011, compared to unfavorable net prior year development of $1 million for the same period of 2010.
The following table summarizes the gross and net carried reserves as of March 31, 2011 and December 31, 2010 for Corporate & Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
(In millions)	March 31, 2011	December 31, 2010
Gross Case Reserves	$1,390	$1,430
Gross IBNR Reserves	1,934	2,012
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,324	$3,442
Net Case Reserves	$457	$461
Net IBNR Reserves	244	257
Total Net Carried Claim and Claim Adjustment Expense Reserves	$701	$718

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2011	2010
Fixed maturity securities	$506	$510
Short term investments	2	6
Limited partnerships	114	72
Equity securities	6	10
Mortgage loans	2	—
Trading portfolio	3	4
Other	2	2
Gross investment income	635	604
Investment expense	(15)	(14)
Net investment income	$620	$590
Net investment income for the three months ended March 31, 2011 increased $30 million as compared with the same period in 2010. The increase was primarily driven by improved results from limited partnership investments. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.
The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.3% and 5.2% for the three months ended March 31, 2011 and 2010. Tax-exempt municipal bonds generated $56 million of net investment income for the three months ended March 31, 2011 compared with $78 million of net investment income for the same period in 2010.
Net Realized Investment Gains
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains

Three months ended March 31
(In millions)	2011	2010
Fixed maturity securities:
Asset-backed	$(15)	$(5)
States, municipalities and political subdivisions	(21)	(3)
Foreign government	—	2
Corporate and other bonds	53	33
Redeemable preferred stock	3	—
Total fixed maturity securities	20	27
Equity securities	—	3
Derivative securities	(1)	—
Short term investments and other	(6)	4
Net realized investment gains, net of participating policyholders’ interests	13	34
Income tax expense on net realized investment gains	(4)	(12)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	(1)	—
Net realized investment gains attributable to CNA	$8	$22

Net realized investment results decreased $14 million for the three months ended March 31, 2011 compared with the same period in 2010. Results in 2011 include a $6 million after-tax loss on the early extinguishment of debt. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Our fixed maturity portfolio consists primarily of high quality bonds, 91% of which were rated as investment grade (rated BBB- or higher) at March 31, 2011 and December 31, 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.

Fixed Maturity Ratings
(In millions)	March 31, 2011%		December 31, 2010%
U.S. Government and Agencies	$3,700	10%	$3,534	9%
AAA rated	4,599	12	4,419	12
AA and A rated	16,068	42	15,665	42
BBB rated	10,333	27	10,425	28
Non-investment grade	3,504	9	3,534	9
Total	$38,204	100%	$37,577	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,382 million and $3,490 million at March 31, 2011 and December 31, 2010. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

(In millions)	March 31, 2011%		December 31, 2010%
BB	$1,548	44%	$1,492	42%
B	1,173	33	1,163	33
CCC — C	694	20	801	23
D	89	3	78	2
Total	$3,504	100%	$3,534	100%
Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At March 31, 2011, $440 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from AA- to AA+. Of this amount, over 92% was within the states, municipalities and political subdivisions securities sector.
At March 31, 2011 and December 31, 2010, approximately 98% of the fixed maturity portfolio was issued by the U.S. Government and Agencies or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that trade in illiquid private placement markets at March 31, 2011 was $317 million, which represents approximately 0.7% of our total investment portfolio. These securities were in a net unrealized gain position of $9 million at March 31, 2011.

The gross unrealized loss on available-for-sale fixed maturity securities was $696 million at March 31, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.

Maturity Profile	Percent of Fair Value	Percent of Unrealized Loss
Due in one year or less	5%	2%
Due after one year through five years	21	11
Due after five years through ten years	29	21
Due after ten years	45	66
Total	100%	100%
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
A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products.
The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	March 31, 2011		December 31, 2010
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Segregated investments	$11,700	11.2	$11,516	10.9
Other interest sensitive investments	28,394	4.6	28,405	4.6
Total Fair Value	$40,094	6.6	$39,921	6.4
The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Asset-Backed Exposure
Asset-Backed Distribution

March 31, 2011	Security Type
(In millions)	RMBS (a)	CMBS (b)	Other ABS (c)	Total
U.S. Government Agencies	$3,521	$45	$—	$3,566
AAA	1,195	228	659	2,082
AA	156	260	130	546
A	152	250	64	466
BBB	198	145	35	378
Non-investment grade and equity tranches	853	182	8	1,043
Total Fair Value	$6,075	$1,110	$896	$8,081
Total Amortized Cost	$6,193	$1,078	$886	$8,157
Sub-prime (included above)
Fair Value	$435	$—	$—	$435
Amortized Cost	$455	$—	$—	$455
Alt-A (included above)
Fair Value	$627	$—	$—	$627
Amortized Cost	$649	$—	$—	$649
____________________

(a)	Residential mortgage-backed securities (RMBS)

(b)	Commercial mortgage-backed securities (CMBS)

(c)	Other asset-backed securities (Other ABS)
The exposure to sub-prime collateral and Alt-A collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 76% were rated investment grade, while 83% of the Alt-A securities were rated investment grade. At March 31, 2011, $6 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.
Pretax OTTI losses of $20 million for securities with sub-prime and Alt-A exposure were included in the $28 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Statement of Operations for the three months ended March 31, 2011. If additional deterioration in the underlying collateral occurs beyond our current expectations, additional OTTI losses may be recognized in earnings. See Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.

Short Term Investments	March 31, 2011	December 31, 2010
(In millions)
Short term investments available-for-sale:
Commercial paper	$444	$686
U.S. Treasury securities	846	903
Money market funds	117	94
Other	270	532
Total short term investments	$1,677	$2,215

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2011, net cash provided by operating activities was $112 million as compared with net cash provided by operating activities of $364 million for the same period in 2010. Cash provided by operating activities was unfavorably impacted by decreased investment income receipts in the first quarter of 2011 as compared with the same period in 2010. The first quarter of 2010 included significant receipts relating to returns on limited partnerships. Additionally, paid losses were higher in the first quarter of 2011 as compared to the same period in 2010. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2011 operating cash flows were increased by $6 million related to net cash inflows primarily from sales of trading securities as compared to an increase of $99 million during 2010.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2011, net cash used by investing activities was $74 million as compared with net cash used by investing activities of $369 million for the same period in 2010. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.
For the three months ended March 31, 2011, net cash used by financing activities was $36 million as compared with $38 million for the same period in 2010. In the first quarter of 2011 we issued $400 million of 5.75% senior notes due August 15, 2021 and used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.
Dividends
On March 2, 2011, we paid a quarterly dividend of $0.10 per share to stockholders of record on February 16, 2011. On April 29, 2011, we declared a quarterly dividend of $0.10 per share, payable June 1, 2011 to stockholders of record on May 16, 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our revolving credit facility, which provides for a total commitment of up to $250 million.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

CNA Surety
As discussed in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1, on April 21, 2011, we announced that we signed a definitive merger agreement with CNA Surety pursuant to which we will commence a tender offer to acquire all of the outstanding shares of common stock of CNA Surety that are not currently owned by us for $26.55 per share in cash. Based on the offer price of $26.55 per share, the aggregate purchase price will be approximately $475 million. We anticipate funding the acquisition of these shares of common stock with available funds. The tender offer will be conditioned upon, among other things, acceptance by the holders of a majority of the publicly held shares of CNA Surety. Subject to the satisfaction of the foregoing, it is currently anticipated that the transaction will be completed by the end of the second quarter.

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
Company-Specific Factors

•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of our Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases;

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2011. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

CNA Financial Corporation
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the Exchange Act), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
As of March 31, 2011, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CNA Financial Corporation
Part II. Other Information

Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G of the Condensed Consolidated Financial Statements included under Part I, Item 1.

Item 6. Exhibits
See Exhibit Index.

CNA Financial Corporation
Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation
Dated:	May 3, 2011	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2