Form 10-Q
period 2011-06-30
CNA FINANCIAL CORP
filed 2011-08-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, Par value $2.50	269,274,559

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2011	2010	2011	2010
Revenues
Net earned premiums	$1,595	$1,608	$3,210	$3,223
Net investment income	517	521	1,137	1,111
Net realized investment gains, net of participating policyholders’ interests:
Other-than-temporary impairment losses	(41)	(58)	(61)	(148)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(21)	1	(42)	31
Net other-than-temporary impairment losses recognized in earnings	(62)	(57)	(103)	(117)
Other net realized investment gains	77	86	131	180
Net realized investment gains, net of participating policyholders’ interests	15	29	28	63
Other revenues	71	75	138	151
Total revenues	2,198	2,233	4,513	4,548
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,367	1,147	2,731	2,455
Amortization of deferred acquisition costs	350	345	695	687
Other operating expenses	259	258	484	530
Interest	43	37	89	73
Total claims, benefits and expenses	2,019	1,787	3,999	3,745
Income from continuing operations before income tax	179	446	514	803
Income tax expense	(47)	(145)	(149)	(247)
Income from continuing operations	132	301	365	556
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $0, $0 and $0	—	1	(1)	1
Net income	132	302	364	557
Net (income) loss attributable to noncontrolling interests	(6)	(19)	(15)	(29)
Net income attributable to CNA	$126	$283	$349	$528

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA	$126	$282	$350	$527
Dividends on 2008 Senior Preferred	—	(25)	—	(50)
Income from continuing operations attributable to CNA common stockholders	126	257	350	477
Income (loss) from discontinued operations attributable to CNA common stockholders	—	1	(1)	1
Income attributable to CNA common stockholders	$126	$258	$349	$478

Basic and Diluted Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.47	$0.96	$1.30	$1.77
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	—	0.01
Basic and diluted earnings per share attributable to CNA common stockholders	$0.47	$0.96	$1.30	$1.78
Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.3	269.1	269.3	269.1
Diluted	269.6	269.3	269.6	269.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$1	$17	$39	$42
Net unrealized gains on other investments	300	377	322	700
Net unrealized gains on investments	301	394	361	742
Net unrealized gains (losses) on discontinued operations and other	—	1	1	8
Foreign currency translation adjustment	5	17	30	7
Pension and postretirement benefits	1	2	2	3
Allocation to participating policyholders	(1)	(5)	(1)	(28)
Other comprehensive income, net of tax	306	409	393	732
Net income	132	302	364	557
Comprehensive income	438	711	757	1,289
Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	(10)	(8)	(8)	(14)
Pension and postretirement benefits attributable to noncontrolling interests	—	—	—	(3)
Other comprehensive (income) loss attributable to noncontrolling interests	(10)	(8)	(8)	(17)
Net (income) loss attributable to noncontrolling interests	(6)	(19)	(15)	(29)
Comprehensive (income) loss attributable to noncontrolling interests	(16)	(27)	(23)	(46)
Total comprehensive income attributable to CNA	$422	$684	$734	$1,243
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2011	December 31, 2010
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,791 and $36,427)	$38,554	$37,577
Equity securities at fair value (cost of $320 and $422)	346	440
Limited partnership investments	2,554	2,309
Other invested assets	16	27
Mortgage loans	198	87
Short term investments	1,709	2,215
Total investments	43,377	42,655
Cash	84	77
Reinsurance receivables (less allowance for uncollectible receivables of $125 and $125)	6,802	7,079
Insurance receivables (less allowance for uncollectible receivables of $145 and $160)	1,695	1,557
Accrued investment income	436	425
Deferred acquisition costs	1,106	1,079
Deferred income taxes	376	667
Property and equipment at cost (less accumulated depreciation of $567 and $543)	300	333
Goodwill and other intangible assets	141	141
Other assets (includes $120 and $139 due from Loews Corporation)	1,007	868
Separate account business	450	450
Total assets	$55,774	$55,331
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$25,196	$25,496
Unearned premiums	3,409	3,203
Future policy benefits	9,021	8,718
Policyholders’ funds	166	173
Participating policyholders’ funds	64	60
Short term debt	—	400
Long term debt	2,648	2,251
Other liabilities	3,071	3,056
Separate account business	450	450
Total liabilities	44,025	43,807
Commitments and contingencies (Notes C, D, G, and I)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,274,559 and 269,139,198 shares outstanding)	683	683
Additional paid-in capital	2,143	2,200
Retained earnings	8,171	7,876
Accumulated other comprehensive income	730	326
Treasury stock (3,765,684 and 3,901,045 shares), at cost	(102)	(105)
Notes receivable for the issuance of common stock	(23)	(26)
Total CNA stockholders’ equity	11,602	10,954
Noncontrolling interests	147	570
Total equity	11,749	11,524
Total liabilities and equity	$55,774	$55,331
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2011	2010
Cash Flows from Operating Activities
Net income	$364	$557
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Income) loss from discontinued operations	1	(1)
Loss on disposal of property and equipment	8	—
Deferred income tax expense	98	82
Trading portfolio activity	(9)	153
Net realized investment gains, net of participating policyholders’ interests	(28)	(63)
Equity method investees	(108)	14
Amortization of investments	(37)	(59)
Depreciation	38	41
Changes in:
Receivables, net	139	314
Accrued investment income	(11)	(9)
Deferred acquisition costs	(27)	13
Insurance reserves	93	(437)
Other assets	37	40
Other liabilities	(153)	(52)
Other, net	9	2
Total adjustments	50	38
Net cash flows provided by operating activities-continuing operations	$414	$595
Net cash flows used by operating activities-discontinued operations	$(2)	$(14)
Net cash flows provided by operating activities-total	$412	$581
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(6,200)	$(9,478)
Proceeds from fixed maturity securities:
Sales	4,112	6,388
Maturities, calls and redemptions	1,825	1,866
Purchases of equity securities	(44)	(62)
Proceeds from sales of equity securities	153	128
Origination of mortgage loans	(112)	(14)
Change in short term investments	514	789
Change in other investments	(131)	(199)
Purchases of property and equipment	(24)	(23)
Dispositions	—	65
Other, net	2	3
Net cash flows provided (used) by investing activities-continuing operations	$95	$(537)
Net cash flows provided by investing activities-discontinued operations	$2	$14
Net cash flows provided (used) by investing activities-total	$97	$(523)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Six months ended June 30
(In millions)	2011	2010
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$(426)	$—
Dividends paid to common stockholders	(54)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(50)
Proceeds from the issuance of debt	396	—
Repayment of debt	(409)	(50)
Stock options exercised	2	1
Other, net	(13)	(25)
Net cash flows used by financing activities-continuing operations	$(504)	$(124)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—
Net cash flows used by financing activities-total	$(504)	$(124)
Effect of foreign exchange rate changes on cash-continuing operations	2	(2)
Net change in cash	$7	$(68)
Cash, beginning of year	77	140
Cash, end of period	$84	$72

Cash-continuing operations	$84	$72
Cash-discontinued operations	—	—
Cash-total	$84	$72
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Six months ended June 30
(In millions)	2011	2010
Preferred Stock
Balance, beginning of period	$—	$1,000
Balance, end of period	—	1,000
Common Stock
Balance, beginning of period	683	683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,200	2,177
Stock-based compensation	1	—
Acquisition of CNA Surety noncontrolling interest	(60)	—
Other	2	23
Balance, end of period	2,143	2,200
Retained Earnings
Balance, beginning of period	7,876	7,264
Dividends paid to common stockholders	(54)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(50)
Net income attributable to CNA	349	528
Balance, end of period	8,171	7,742
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	326	(325)
Other comprehensive income attributable to CNA	385	715
Acquisition of CNA Surety noncontrolling interest	19	—
Balance, end of period	730	390
Treasury Stock
Balance, beginning of period	(105)	(109)
Stock-based compensation	3	3
Balance, end of period	(102)	(106)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(26)	(30)
Decrease in notes receivable for the issuance of common stock	3	—
Balance, end of period	(23)	(30)
Total CNA Stockholders’ Equity	11,602	11,879
Noncontrolling Interests
Balance, beginning of period	570	506
Net income (loss)	15	29
Other comprehensive income (loss)	8	17
Acquisition of CNA Surety noncontrolling interest	(434)	—
Other	(12)	(26)
Balance, end of period	147	526
Total Equity	$11,749	$12,405
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company (CIC), Continental Assurance Company (CAC) and CNA Surety Corporation (CNA Surety). Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2011.
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
The interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
CNA Surety
On June 10, 2011, CNA completed its previously announced acquisition of the noncontrolling interest of CNA Surety. Previously the Company owned approximately 61% of the outstanding publicly-traded common stock of CNA Surety. CNA Surety is now a wholly-owned subsidiary of CCC, and, effective after the close of the stock market on June 10, 2011, trading in CNA Surety common stock ceased.
The aggregate purchase price was approximately $475 million, based on the offer price of $26.55 per share and inclusive of the retirement of CNA Surety employee stock options. The amount paid to acquire the common stock of CNA Surety not owned by the Company in excess of the closing date noncontrolling interest included in the Company's equity of $434 million was reflected as an adjustment to Additional Paid-in Capital and Accumulated Other Comprehensive Income on the Condensed Consolidated Statement of Equity. For the three and six months ended June 30, 2011, net income attributable to the noncontrolling interest in CNA Surety through the acquisition date of June 10, 2011 was $4 million and $12 million and is reflected on the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2010, net income attributable to the noncontrolling interest in CNA Surety was $11 million and $19 million.
Reinsurance Receivables
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer creditworthiness, management’s experience and current economic conditions. Financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables are less than 5% of total reinsurance receivables the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. For the six months ended June 30, 2011, there was no significant change in the Company’s allowance for uncollectible reinsurance receivables.

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
For the three and six months ended June 30, 2011, approximately 352 thousand and 329 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 931 thousand and 1.0 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities	$505	$519	$1,011	$1,029
Short term investments	2	5	4	11
Limited partnership investments	11	(4)	125	68
Equity securities	6	9	12	19
Mortgage loans	2	—	4	—
Trading portfolio (a)	3	2	6	6
Other	3	3	5	5
Gross investment income	532	534	1,167	1,138
Investment expense	(15)	(13)	(30)	(27)
Net investment income	$517	$521	$1,137	$1,111
____________________

(a)
There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three and six months ended June 30, 2011 and 2010.

Net realized investment gains are presented in the following table.
Net Realized Investment Gains

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Net realized investment gains:
Fixed maturity securities:
Gross realized gains	$89	$133	$177	$231
Gross realized losses	(69)	(67)	(137)	(138)
Net realized investment gains on fixed maturity securities	20	66	40	93
Equity securities:
Gross realized gains	1	—	6	4
Gross realized losses	(3)	(28)	(8)	(29)
Net realized investment losses on equity securities	(2)	(28)	(2)	(25)
Derivatives	—	—	(1)	—
Short term investments and other (a) (b)	(3)	(9)	(9)	(5)
Net realized investment gains, net of participating policyholders’ interests	$15	$29	$28	$63
____________________

(a)	The six months ended June 30, 2011 includes a $9 million loss related to the early extinguishment of $400 million of senior notes originally due August 15, 2011.

(b)
There were no net unrealized gains (losses) included in the three months ended June 30, 2011 and $1 million of net unrealized gains included in the six months ended June 30, 2011 related to changes in fair value of securities for which the fair value option has been elected.

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities available-for-sale:
Corporate and other bonds	$15	$24	$24	$42
States, municipalities and political subdivisions	—	6	—	20
Asset-backed:
Residential mortgage-backed	46	11	74	37
Commercial mortgage-backed	—	—	—	2
Other asset-backed	—	2	—	2
Total asset-backed	46	13	74	41
Total fixed maturity securities available-for-sale	61	43	98	103
Equity securities available-for-sale:
Common stock	1	5	4	5
Preferred stock	—	9	1	9
Total equity securities available-for-sale	1	14	5	14
Net OTTI losses recognized in earnings	$62	$57	$103	$117
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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

June 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,213	$1,705	$39	$20,879	$—
States, municipalities and political subdivisions	8,628	357	268	8,717	—
Asset-backed:
Residential mortgage-backed	6,076	103	166	6,013	61
Commercial mortgage-backed	1,011	62	36	1,037	(9)
Other asset-backed	925	17	9	933	—
Total asset-backed	8,012	182	211	7,983	52
U.S. Treasury and obligations of government-sponsored enterprises	231	14	1	244	—
Foreign government	659	18	—	677	—
Redeemable preferred stock	48	6	—	54	—
Total fixed maturity securities available-for-sale	36,791	2,282	519	38,554	$52
Equity securities available-for-sale:
Common stock	107	26	—	133
Preferred stock	213	2	2	213
Total equity securities available-for-sale	320	28	2	346
Total	$37,111	$2,310	$521	$38,900

Summary of Fixed Maturity and Equity Securities

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,492	$1,603	$70	$21,025	$—
States, municipalities and political subdivisions	8,157	142	410	7,889	—
Asset-backed:
Residential mortgage-backed	6,254	101	265	6,090	114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763	—
Total asset-backed	8,001	159	314	7,846	112
U.S. Treasury and obligations of government-sponsored enterprises	122	16	1	137	—
Foreign government	602	18	—	620	—
Redeemable preferred stock	47	7	—	54	—
Total fixed maturity securities available-for-sale	36,421	1,945	795	37,571	$112
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	90	25	—	115
Preferred stock	332	2	9	325
Total equity securities available-for-sale	422	27	9	440
Total	$36,849	$1,972	$804	$38,017
The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
June 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,321	$23	$197	$16	$1,518	$39
States, municipalities and political subdivisions	1,331	62	663	206	1,994	268
Asset-backed:
Residential mortgage-backed	2,131	42	1,016	124	3,147	166
Commercial mortgage-backed	317	15	194	21	511	36
Other asset-backed	168	4	61	5	229	9
Total asset-backed	2,616	61	1,271	150	3,887	211
U.S. Treasury and obligations of government-sponsored enterprises	118	1	—	—	118	1
Total fixed maturity securities available-for-sale	5,386	147	2,131	372	7,517	519
Equity securities available-for-sale:
Preferred stock	90	1	19	1	109	2
Total equity securities available-for-sale	90	1	19	1	109	2
Total	$5,476	$148	$2,150	$373	$7,626	$521

Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,719	$34	$405	$36	$2,124	$70
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8
Total asset-backed	2,086	56	2,194	258	4,280	314
U.S. Treasury and obligations of government-sponsored enterprises	8	1	—	—	8	1
Total fixed maturity securities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9
Total equity securities available-for-sale	175	5	70	4	245	9
Total	$7,327	$260	$3,414	$544	$10,741	$804
The amount of pretax net unrealized gains on available-for-sale securities reclassified out of accumulated other comprehensive income (AOCI) into earnings was $20 million and $41 million for the three and six months ended June 30, 2011 and $39 million and $71 million for the three and six months ended June 30, 2010.
The following table summarizes the activity for the three and six months ended June 30, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Beginning balance of credit losses on fixed maturity securities	$113	$171	$141	$164
Additional credit losses for which an OTTI loss was previously recognized	8	11	18	22
Credit losses for which an OTTI loss was not previously recognized	—	3	1	8
Reductions for securities sold during the period	(21)	(14)	(46)	(23)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(18)	—	(32)	—
Ending balance of credit losses on fixed maturity securities	$82	$171	$82	$171
Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the June 30, 2011 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

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
States, Municipalities and Political Subdivisions
The fair value of total states, municipalities and political subdivisions holdings at June 30, 2011 was $8,717 million. These holdings consist of both tax-exempt and taxable bonds, 72% of which are special revenue and assessment bonds, followed by general obligation political subdivision bonds at 19% and state general obligation bonds at 9%.
The unrealized losses on the Company's investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after-tax returns on similar fixed income securities. The holdings for all securities in this category include 304 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 12% of amortized cost.
The following table summarizes the ratings distribution of states, municipalities and political subdivisions securities in a gross unrealized loss position at June 30, 2011.
Gross Unrealized Losses by Ratings Distribution

June 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
AAA	$412	$387	$25
AA	1,050	877	173
A	713	650	63
BBB	71	65	6
Non-investment grade	16	15	1
Total	$2,262	$1,994	$268
The largest exposures at June 30, 2011 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $102 million and several separate issues of New Jersey transit revenue bonds with gross unrealized losses of $41 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2011.
Asset-Backed Securities
The fair value of total asset-backed holdings at June 30, 2011 was $7,983 million which was comprised of 2,057 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 138 have underlying collateral that is either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.

Residential mortgage-backed securities include 137 non-agency structured securities that have at least one trade lot in a gross unrealized loss position. In addition, there were 95 mortgage-backed securities guaranteed by agencies or sponsored enterprises of the U.S. Government that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 5% of amortized cost.
Commercial mortgage-backed securities include 50 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 7% of amortized cost.
Other asset-backed securities include 21 securities that have at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 4% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at June 30, 2011.
Gross Unrealized Losses by Ratings Distribution

June 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
U.S. Government, Government Agencies, and Government-Sponsored Enterprises	$1,881	$1,852	$29
AAA	688	660	28
AA	318	295	23
A	173	164	9
BBB	296	256	40
Non-investment grade and equity tranches	742	660	82
Total	$4,098	$3,887	$211
The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade asset-backed securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest, collateral shortfalls, or substantial changes in future cash flow expectations; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2011.

Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	June 30, 2011		December 31, 2010
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,641	$1,649	$1,515	$1,506
Due after one year through five years	11,352	11,882	11,198	11,653
Due after five years through ten years	9,778	10,274	10,022	10,425
Due after ten years	14,020	14,749	13,686	13,987
Total	$36,791	$38,554	$36,421	$37,571
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
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, declines in the fair value of collateral, and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. As of June 30, 2011, 17% of the carrying value of mortgage loans related to credit tenant loans. The Company identifies loans for evaluation of impairment primarily based on the collection experience of each loan. As of June 30, 2011, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of June 30, 2011, the Company had committed approximately $154 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of June 30, 2011, the Company had commitments to purchase $104 million and sell $96 million of such investments.

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

The tables below summarize open CDS contracts where the Company sold credit protection as of June 30, 2011 and December 31, 2010. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

June 30, 2011	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions)
BB rated	$1	$5	2.0
B rated	—	3	1.0
Total	$1	$8	1.6
Credit Ratings of Underlying Reference Obligations

December 31, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions)
BB rated	$1	$5	2.5
B rated	—	3	1.5
Total	$1	$8	2.1
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $1 million and $2 million at June 30, 2011 and December 31, 2010. The fair value of cash collateral received from counterparties was $1 million at June 30, 2011 and December 31, 2010.
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

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Without hedge designation
Currency forwards	$—	$—	$(1)	$—
Total without hedge designation	—	—	(1)	—
Trading activities
Futures sold, not yet purchased	—	4	—	1
Total	$—	$4	$(1)	$1
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
Derivative Financial Instruments

June 30, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$20	$—	$(2)
Credit default swaps — sold protection	8	1	—
Currency forwards	10	—	—
Equity warrants	3	—	—
Total	$41	$1	$(2)
Derivative Financial Instruments

December 31, 2010	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps — purchased protection	$20	$—	$(2)
Credit default swaps — sold protection	8	1	—
Currency forwards	18	—	—
Equity warrants	3	—	—
Total	$49	$1	$(2)
During the three and six months ended June 30, 2011, new derivative transactions entered into totaled approximately $158 million and $499 million in notional value while derivative termination activity totaled approximately $158 million and $507 million. This activity was primarily attributable to interest rate futures and foreign currency forwards. During the three and six months ended June 30, 2010, new derivative transactions entered into totaled approximately $1.0 billion and $1.2 billion in notional value while derivative termination activity totaled approximately $1.1 billion and $1.4 billion. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,067	$812	$20,879
States, municipalities and political subdivisions	—	8,538	179	8,717
Asset-backed:
Residential mortgage-backed	—	5,326	687	6,013
Commercial mortgage-backed	—	942	95	1,037
Other asset-backed	—	442	491	933
Total asset-backed	—	6,710	1,273	7,983
U.S. Treasury and obligations of government-sponsored enterprises	183	61	—	244
Foreign government	128	549	—	677
Redeemable preferred stock	3	51	—	54
Total fixed maturity securities	314	35,976	2,264	38,554
Equity securities	198	112	36	346
Derivative and other financial instruments, included in Other invested assets	—	5	11	16
Short term investments	1,026	677	6	1,709
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	14	39	—	53
Separate account business	20	393	37	450
Total assets	$1,572	$37,202	$2,483	$41,257
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

December 31, 2010				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,407	$624	$21,031
States, municipalities and political subdivisions	—	7,623	266	7,889
Asset-backed:
Residential mortgage-backed	—	5,323	767	6,090
Commercial mortgage-backed	—	920	73	993
Other asset-backed	—	404	359	763
Total asset-backed	—	6,647	1,199	7,846
U.S. Treasury and obligations of government-sponsored enterprises	76	61	—	137
Foreign government	115	505	—	620
Redeemable preferred stock	3	48	3	54
Total fixed maturity securities	194	35,291	2,092	37,577
Equity securities	288	126	26	440
Derivative and other financial instruments, included in Other invested assets	—	—	27	27
Short term investments	1,214	974	27	2,215
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	11	60	—	71
Separate account business	28	381	41	450
Total assets	$1,735	$36,832	$2,342	$40,909
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010.

Level 3 (In millions)	Balance at April 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income*	Net change in unrealized appreciation (depreciation) included in other comprehensive income	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2011 recognized in net income*
Fixed maturity securities:
Corporate and other bonds	$577	$(2)	$2	$304	$(30)	$(70)	$31	$—	$812	$(3)
States, municipalities and political subdivisions	188	—	(1)	—	—	(8)	—	—	179	—
Asset-backed:
Residential mortgage-backed	738	(13)	12	50	(57)	(19)	—	(24)	687	(15)
Commercial mortgage-backed	88	—	2	5	—	—	—	—	95	—
Other asset-backed	445	1	—	127	(44)	(24)	—	(14)	491	—
Total asset-backed	1,271	(12)	14	182	(101)	(43)	—	(38)	1,273	(15)
Total fixed maturity securities	2,036	(14)	15	486	(131)	(121)	31	(38)	2,264	(18)
Equity securities	30	(1)	—	4	(2)	—	5	—	36	(1)
Derivative and other financial instruments, net	8	1	—	—	—	—	—	—	9	1
Short term investments	27	—	—	—	—	(21)	—	—	6	—
Life settlement contracts	127	6	—	—	—	(4)	—	—	129	3
Separate account business	39	—	—	—	(2)	—	—	—	37	—
Total	$2,267	$(8)	$15	$490	$(135)	$(146)	$36	$(38)	$2,481	$(15)

Level 3 (In millions)	Balance at April 1, 2010	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income*	Net change in unrealized appreciation (depreciation) included in other comprehensive income	Purchases, sales, issuances and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2010	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2010 recognized in net income*
Fixed maturity securities:
Corporate and other bonds	$684	$7	$9	$53	$14	$(49)	$718	$(3)
States, municipalities and political subdivisions	737	—	4	(202)	—	—	539	—
Asset-backed:
Residential mortgage-backed	679	2	3	13	—	(38)	659	—
Commercial mortgage-backed	112	—	2	11	—	(30)	95	—
Other asset-backed	368	—	1	(18)	—	(45)	306	(2)
Total asset-backed	1,159	2	6	6	—	(113)	1,060	(2)
Redeemable preferred stock	4	6	(2)	(7)	—	—	1	—
Total fixed maturity securities	2,584	15	17	(150)	14	(162)	2,318	(5)
Equity securities	8	(1)	—	(1)	—	(2)	4	(1)
Derivative financial instruments, net	(4)	(1)	—	3	—	—	(2)	—
Short term investments	1	—	—	10	—	—	11	—
Life settlement contracts	131	7	—	(4)	—	—	134	5
Discontinued operations investments	15	—	—	—	—	(15)	—	—
Separate account business	40	—	—	(3)	—	—	37	—
Total	$2,775	$20	$17	$(145)	$14	$(179)	$2,502	$(1)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010.

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income*	Net change in unrealized appreciation (depreciation) included in other comprehensive income	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2011 recognized in net income*
Fixed maturity securities:
Corporate and other bonds	$624	$2	$(3)	$346	$(50)	$(97)	$40	$(50)	$812	$(3)
States, municipalities and political subdivisions	266	—	—	—	—	(87)	—	—	179	—
Asset-backed:
Residential mortgage-backed	767	(12)	14	97	(83)	(41)	—	(55)	687	(15)
Commercial mortgage-backed	73	3	18	5	(4)	—	—	—	95	—
Other asset-backed	359	5	—	327	(131)	(55)	—	(14)	491	—
Total asset-backed	1,199	(4)	32	429	(218)	(96)	—	(69)	1,273	(15)
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	1	26	775	(271)	(280)	40	(119)	2,264	(18)
Equity securities	26	(2)	(1)	19	(11)	—	5	—	36	(4)
Derivative and other financial instruments, net	25	3	—	—	(19)	—	—	—	9	1
Short term investments	27	—	—	12	—	(23)	—	(10)	6	—
Life settlement contracts	129	9	—	—	—	(9)	—	—	129	3
Separate account business	41	—	—	—	(4)	—	—	—	37	—
Total	$2,340	$11	$25	$806	$(305)	$(312)	$45	$(129)	$2,481	$(18)

Level 3 (In millions)	Balance at January 1, 2010	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income*	Net change in unrealized appreciation (depreciation) included in other comprehensive income	Purchases, sales, issuances and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2010	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2010 recognized in net income*
Fixed maturity securities:
Corporate and other bonds	$609	$9	$38	$112	$23	$(73)	$718	$(4)
States, municipalities and political subdivisions	756	—	6	(223)	—	—	539	—
Asset-backed:
Residential mortgage-backed	629	(8)	29	55	—	(46)	659	(10)
Commercial mortgage-backed	123	(1)	(2)	6	7	(38)	95	(1)
Other asset-backed	348	4	22	(23)	—	(45)	306	(2)
Total asset-backed	1,100	(5)	49	38	7	(129)	1,060	(13)
Redeemable preferred stock	2	6	—	(7)	—	—	1	—
Total fixed maturity securities	2,467	10	93	(80)	30	(202)	2,318	(17)
Equity securities	11	(1)	—	(1)	2	(7)	4	(1)
Derivative financial instruments, net	(11)	(1)	—	10	—	—	(2)	—
Short term investments	—	—	—	10	1	—	11	—
Life settlement contracts	130	17	—	(13)	—	—	134	7
Discontinued operations investments	16	—	1	(2)	—	(15)	—	—
Separate account business	38	—	—	(1)	—	—	37	—
Total	$2,651	$25	$94	$(77)	$33	$(224)	$2,502	$(11)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the three or six months ended June 30, 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Level 1 securities include highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Level 2 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.
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

	June 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Notes receivable for the issuance of common stock	$23	$25	$26	$26
Mortgage loans	198	204	87	86
Financial liabilities
Premium deposits and annuity contracts	$105	$108	$104	$105
Short term debt	—	—	400	411
Long term debt	2,648	2,873	2,251	2,376
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

Note F. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (IBNR) as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $100 million and $155 million for the three and six months ended June 30, 2011. Catastrophe losses in 2011 related primarily to domestic storms and the Japanese event. The Company reported catastrophe losses, net of reinsurance, of $48 million and $88 million for the three and six months ended June 30, 2010 for events occurring in those periods.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core.

Net Prior Year Development
Three months ended June 30, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(52)	$(50)	$(9)	$(111)
Pretax (favorable) unfavorable premium development	(1)	40	—	39
Total pretax (favorable) unfavorable net prior year development	$(53)	$(10)	$(9)	$(72)

Net Prior Year Development
Three months ended June 30, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(125)	$(175)	$1	$(299)
Pretax (favorable) unfavorable premium development	1	35	(2)	34
Total pretax (favorable) unfavorable net prior year development	$(124)	$(140)	$(1)	$(265)

Net Prior Year Development
Six months ended June 30, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(67)	$(57)	$(6)	$(130)
Pretax (favorable) unfavorable premium development	(8)	32	(1)	23
Total pretax (favorable) unfavorable net prior year development	$(75)	$(25)	$(7)	$(107)

Net Prior Year Development
Six months ended June 30, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(150)	$(203)	$3	$(350)
Pretax (favorable) unfavorable premium development	(3)	56	(3)	50
Total pretax (favorable) unfavorable net prior year development	$(153)	$(147)	$—	$(300)
For the three and six months ended June 30, 2011, unfavorable premium development was recorded due to a reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.
For the three and six months ended June 30, 2010, unfavorable premium development was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and six months ended June 30, 2011 and 2010.

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(20)	$(44)	$(34)	$(48)
Other Professional Liability	(27)	(65)	(21)	(88)
Surety	(3)	(9)	(3)	(11)
Warranty	(2)	—	(12)	—
Other	—	(7)	3	(3)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(52)	$(125)	$(67)	$(150)
Three Month Comparison
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in primary institutions in accident years 2008 and prior.
Favorable development for other professional liability was driven by better than expected loss emergence in life agents coverages.
2010
Favorable development for medical professional liability was primarily due to lower frequency of large losses, primarily in accident years 2007 and prior.
Favorable development for other professional liability was recorded in errors & omissions and directors & officers' coverages due to several factors, including reduced frequency of large claims, favorable ceded recoveries and claims closing favorable to expectations, primarily in accident years 2007 and prior.
Six Month Comparison
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in accident years 2008 and prior.
Favorable development for other professional liability was driven by better than expected loss emergence in life agents coverages.
Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss policy covering the Company's non-insurance warranty subsidiary.
2010
Favorable development for medical professional liability was primarily due to lower frequency of large losses, primarily in accident years 2007 and prior.
Favorable development for other professional liability was recorded in errors & omissions and directors & officers' coverages due to several factors, including reduced frequency of large claims, favorable ceded recoveries and claims closing favorable to expectations, primarily in accident years 2007 and prior. Unfavorable development in employment practices liability was recorded in accident years 2008 and 2009, driven by the economic recession and higher unemployment.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three and six months ended June 30, 2011 and 2010.

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$(44)	$(61)	$(34)	$(70)
General Liability	—	1	22	(42)
Workers Compensation	28	(10)	36	—
Property and Other	(34)	(105)	(81)	(91)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(50)	$(175)	$(57)	$(203)
Three Month Comparison
2011
Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.
Unfavorable development for workers compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.
Favorable development for property coverages was due to favorable loss emergence related to catastrophe claims in accident year 2008 and non-catastrophe claims in accident years 2009 and prior.
2010
Favorable development for commercial auto coverages was primarily due to decreased frequency and severity trends in accident years 2009 and prior.
Favorable development was recorded for property coverages. Favorable catastrophe development was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to decreased severity in accident years 2009 and prior.
Six Month Comparison
2011
Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.
The unfavorable development in the general liability coverages was primarily due to two large claim outcomes on umbrella claims in accident year 2001.
Unfavorable development for workers compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.
Favorable development for property coverages was due to lower than expected frequency in commercial multi-peril coverages primarily in accident year 2010, a favorable settlement on an individual claim in accident year 2003 in the equipment breakdown book, favorable loss emergence related to catastrophe claims in accident year 2008 and favorable loss emergence related to non-catastrophe claims in accident years 2009 and prior.

2010
Favorable development for commercial auto coverages was primarily due to decreased frequency and severity trends in accident years 2009 and prior.
Favorable development was recorded in general liability due to favorable emergence primarily in accident years 2006 and prior. Unfavorable development was recorded due to increased claim frequency in a portion of our primary casualty surplus lines book in accident years 2008 and 2009.
Favorable development was recorded for property coverages. Favorable catastrophe development was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to decreased severity in accident years 2009 and prior.

Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs' consolidated class action complaint alleges bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the dismissal of their complaint to the Third Circuit Court of Appeals. In August 2010, the Court of Appeals affirmed the District Court's dismissal of the antitrust claims and the RICO claims against CNAF and certain insurance subsidiaries, but vacated the dismissal of one portion of those claims against some other parties and remanded them for further proceedings on motions to dismiss. The Court of Appeals also vacated and remanded the dismissal of the state law claims against CNAF and certain insurance subsidiaries and other parties to allow for further proceedings relating to motions to dismiss before the District Court. In November 2010, CNAF and certain insurance subsidiaries filed in the district court a motion to dismiss the remaining state law claims pending against them. In March 2011, CNAF and certain insurance subsidiaries, along with certain other defendants, entered into a memorandum of settlement understanding with the plaintiffs to settle all claims asserted, or which could have been asserted, in the class action lawsuit. After negotiating additional terms, the parties executed final settlement documents and the plaintiffs filed a motion for preliminary approval of the settlement in May 2011. In June 2011, the Court entered an order preliminarily approving the settlement. A fairness hearing is scheduled in September 2011 to determine final settlement, after providing notice to the class and an opportunity for any objections to be heard. As currently structured, the settlement will not have a material impact on the Company's results of operations. In addition, the Company does not believe it has any material ongoing exposure relating to this matter.
Other Litigation
The Company is also a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the business or financial condition of the Company.

Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Pension cost
Service cost	$3	$4	$7	$8
Interest cost on projected benefit obligation	36	36	73	74
Expected return on plan assets	(43)	(40)	(86)	(81)
Amortization of net actuarial loss	6	6	12	12
Net periodic pension cost	$2	$6	$6	$13

Postretirement benefit
Service cost	$—	$—	$—	$1
Interest cost on projected benefit obligation	1	2	2	4
Amortization of prior service credit	(4)	(4)	(9)	(8)
Amortization of net actuarial (gain) loss	(1)	1	—	1
Net periodic postretirement benefit	$(4)	$(1)	$(7)	$(2)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at June 30, 2011 that the Company could be required to pay under this guarantee were approximately $164 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $36 million at June 30, 2011, were $25 million in 2011, $3 million in 2012, and $8 million thereafter.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2011, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of June 30, 2011 and December 31, 2010, the Company had recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
June 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$688	$768	$141	$(2)	$—	$1,595
Net investment income	126	193	189	9	—	517
Other revenues	54	12	2	3	—	71
Total operating revenues	868	973	332	10	—	2,183
Claims, Benefits and Expenses
Net incurred claims and benefits	418	621	330	(6)	—	1,363
Policyholders’ dividends	—	2	2	—	—	4
Amortization of deferred acquisition costs	164	180	6	—	—	350
Other insurance related expenses	52	102	34	2	—	190
Other expenses	52	11	6	43	—	112
Total claims, benefits and expenses	686	916	378	39	—	2,019
Operating income (loss) from continuing operations before income tax	182	57	(46)	(29)	—	164
Income tax (expense) benefit on operating income (loss)	(64)	(16)	27	11	—	(42)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(4)	(2)	—	—	—	(6)
Net operating income (loss) from continuing operations attributable to CNA	114	39	(19)	(18)	—	116
Net realized investment gains (losses), net of participating policyholders’ interests	7	11	1	(4)	—	15
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	—	—	—	(5)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	5	8	1	(4)	—	10
Net income (loss) from continuing operations attributable to CNA	$119	$47	$(18)	$(22)	$—	$126

Three months ended
June 30, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$665	$797	$146	$1	$(1)	$1,608
Net investment income	125	184	174	38	—	521
Other revenues	53	16	2	4	—	75
Total operating revenues	843	997	322	43	(1)	2,204
Claims, Benefits and Expenses
Net incurred claims and benefits	320	486	314	17	—	1,137
Policyholders’ dividends	3	6	1	—	—	10
Amortization of deferred acquisition costs	154	186	5	—	—	345
Other insurance related expenses	47	107	45	(1)	(1)	197
Other expenses	50	11	—	37	—	98
Total claims, benefits and expenses	574	796	365	53	(1)	1,787
Operating income (loss) from continuing operations before income tax	269	201	(43)	(10)	—	417
Income tax (expense) benefit on operating income (loss)	(90)	(68)	25	4	—	(129)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(11)	(8)	—	—	—	(19)
Net operating income (loss) from continuing operations attributable to CNA	168	125	(18)	(6)	—	269
Net realized investment gains (losses), net of participating policyholders’ interests	32	(12)	(1)	10	—	29
Income tax (expense) benefit on net realized investment gains (losses)	(11)	(2)	—	(3)	—	(16)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	21	(14)	(1)	7	—	13
Net income (loss) from continuing operations attributable to CNA	$189	$111	$(19)	$1	$—	$282

Six months ended
June 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$1,357	$1,570	$285	$(1)	$(1)	$3,210
Net investment income	286	454	377	20	—	1,137
Other revenues	108	26	—	4	—	138
Total operating revenues	1,751	2,050	662	23	(1)	4,485
Claims, Benefits and Expenses
Net incurred claims and benefits	848	1,224	653	1	—	2,726
Policyholders’ dividends	—	2	3	—	—	5
Amortization of deferred acquisition costs	325	358	12	—	—	695
Other insurance related expenses	96	185	72	3	(1)	355
Other expenses	92	27	12	87	—	218
Total claims, benefits and expenses	1,361	1,796	752	91	(1)	3,999
Operating income (loss) from continuing operations before income tax	390	254	(90)	(68)	—	486
Income tax (expense) benefit on operating income (loss)	(134)	(82)	53	23	—	(140)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(2)	—	—	—	(14)
Net operating income (loss) from continuing operations attributable to CNA	244	170	(37)	(45)	—	332
Net realized investment gains (losses), net of participating policyholders’ interests	15	28	(3)	(12)	—	28
Income tax (expense) benefit on net realized investment gains (losses)	(5)	(9)	1	4	—	(9)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)
Net realized investment gains (losses) attributable to CNA	10	18	(2)	(8)	—	18
Net income (loss) from continuing operations attributable to CNA	$254	$188	$(39)	$(53)	$—	$350

June 30, 2011
(In millions)
Reinsurance receivables	$916	$1,890	$1,423	$2,698	$—	$6,927
Insurance receivables	$631	$1,197	$8	$4	$—	$1,840
Deferred acquisition costs	$345	$338	$423	$—	$—	$1,106
Insurance reserves
Claim and claim adjustment expenses	$6,953	$12,282	$2,734	$3,227	$—	$25,196
Unearned premiums	1,635	1,632	143	—	(1)	3,409
Future policy benefits	—	—	9,021	—	—	9,021
Policyholders’ funds	14	10	142	—	—	166

Six months ended
June 30, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$1,319	$1,613	$291	$2	$(2)	$3,223
Net investment income	272	405	349	85	—	1,111
Other revenues	105	34	6	6	—	151
Total operating revenues	1,696	2,052	646	93	(2)	4,485
Claims, Benefits and Expenses
Net incurred claims and benefits	722	1,090	595	36	—	2,443
Policyholders’ dividends	4	7	1	—	—	12
Amortization of deferred acquisition costs	309	369	9	—	—	687
Other insurance related expenses	94	214	96	1	(2)	403
Other expenses	94	28	6	72	—	200
Total claims, benefits and expenses	1,223	1,708	707	109	(2)	3,745
Operating income (loss) from continuing operations before income tax	473	344	(61)	(16)	—	740
Income tax (expense) benefit on operating income (loss)	(158)	(111)	44	6	—	(219)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(19)	(10)	—	—	—	(29)
Net operating income (loss) from continuing operations attributable to CNA	296	223	(17)	(10)	—	492
Net realized investment gains (losses), net of participating policyholders’ interests	45	9	(5)	14	—	63
Income tax (expense) benefit on net realized investment gains (losses)	(15)	(9)	—	(4)	—	(28)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	30	—	(5)	10	—	35
Net income (loss) from continuing operations attributable to CNA	$326	$223	$(22)	$—	$—	$527

December 31, 2010
(In millions)
Reinsurance receivables	$906	$1,973	$1,502	$2,823	$—	$7,204
Insurance receivables	$654	$1,050	$9	$4	$—	$1,717
Deferred acquisition costs	$330	$315	$434	$—	$—	$1,079
Insurance reserves
Claim and claim adjustment expenses	$6,793	$12,522	$2,739	$3,442	$—	$25,496
Unearned premiums	1,543	1,526	132	2	—	3,203
Future policy benefits	—	—	8,718	—	—	8,718
Policyholders’ funds	16	13	144	—	—	173

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
CNA Specialty
International	$54	$48	$105	$99
Professional & Management Liability	626	634	1,286	1,265
Surety	119	119	230	233
Warranty & Alternative Risks	76	74	145	144
CNA Specialty revenues	875	875	1,766	1,741
CNA Commercial
CNA Select Risk	67	62	138	126
Commercial Insurance	641	694	1,393	1,410
International	130	89	257	244
Small Business	146	140	290	281
CNA Commercial revenues	984	985	2,078	2,061
Life & Group Non-Core
Health	274	266	544	520
Life & Annuity	59	52	115	116
Other	—	3	—	5
Life & Group Non-Core revenues	333	321	659	641
Corporate & Other Non-Core revenues	6	53	11	107
Eliminations	—	(1)	(1)	(2)
Total revenues	$2,198	$2,233	$4,513	$4,548

CNA Financial Corporation
Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2010 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Operating Revenues
Net earned premiums	$1,595	$1,608	$3,210	$3,223
Net investment income	517	521	1,137	1,111
Other revenues	71	75	138	151
Total operating revenues	2,183	2,204	4,485	4,485
Claims, Benefits and Expenses
Net incurred claims and benefits	1,363	1,137	2,726	2,443
Policyholders’ dividends	4	10	5	12
Amortization of deferred acquisition costs	350	345	695	687
Other insurance related expenses	190	197	355	403
Other expenses	112	98	218	200
Total claims, benefits and expenses	2,019	1,787	3,999	3,745
Operating income from continuing operations before income tax	164	417	486	740
Income tax expense on operating income	(42)	(129)	(140)	(219)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(6)	(19)	(14)	(29)
Net operating income from continuing operations attributable to CNA	116	269	332	492
Net realized investment gains, net of participating policyholders’ interests	15	29	28	63
Income tax expense on net realized investment gains	(5)	(16)	(9)	(28)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	(1)	—
Net realized investment gains attributable to CNA	10	13	18	35
Income from continuing operations attributable to CNA	126	282	350	527
Income (loss) from discontinued operations attributable to CNA	—	1	(1)	1
Net income attributable to CNA	$126	$283	$349	$528
Three Month Comparison
Net income decreased $157 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was primarily due to decreased net operating income.
Net realized investment gains decreased $3 million for the three months ended June 30, 2011 as compared with the same period in 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $153 million for the three months ended June 30, 2011 as compared with the same period in 2010. Net operating income decreased $140 million for our core segments, CNA Specialty and CNA Commercial. This decrease was primarily due to a lower level of favorable net prior year development and higher catastrophe losses. Catastrophe losses were $65 million after-tax for the three months ended June 30, 2011 as compared to $31 million after-tax for the same period in 2010. Net operating results decreased $13 million for our non-core segments.

Favorable net prior year development of $72 million and $265 million was recorded for the three months ended June 30, 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended June 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Net income decreased $179 million for the six months ended June 30, 2011 as compared with the same period in 2010. This decrease was due to decreased net operating income and lower net realized investment gains.
Net realized investment gains decreased $17 million for the six months ended June 30, 2011 as compared with the same period in 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $160 million for the six months ended June 30, 2011 as compared with the same period in 2010. Net operating income decreased $105 million for our core segments, CNA Specialty and CNA Commercial, primarily due to the same reasons as discussed above in the three month comparison, partially offset by decreased expenses. Catastrophe losses were $101 million after-tax for the six months ended June 30, 2011 as compared to $57 million after-tax for the same period in 2010. Expenses in 2010 were unfavorably impacted by costs associated with our Information Technology (IT) Transformation as discussed below. Net operating results decreased $55 million for our non-core segments, primarily due to lower net investment income, the favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement and less favorable performance on our remaining pension deposit business.
In 2010 we commenced a program to significantly transform our IT organization and delivery model. A key initiative was moving to a managed services model which involved outsourcing our infrastructure and application development functions to selected vendors that possess proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of our businesses. Total costs will be $37 million, of which $36 million were incurred in 2010. Costs incurred for the six months ended June 30, 2011 were not significant. The costs by reportable segment for the six months ended June 30, 2010 were as follows.

IT Transformation Costs by Segment
Six months ended June 30
(In millions)	2010
CNA Specialty	$6
CNA Commercial	13
Life & Group Non-Core	8
Corporate & Other Non-Core	2
Total IT Transformation Costs	$29
We anticipate the savings resulting from this program will be invested in IT and other investments necessary to support our business strategies.
Favorable net prior year development of $107 million and $300 million was recorded for the six months ended June 30, 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the six months ended June 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
CNA SPECIALTY
The following table details the results of operations for CNA Specialty.

Results of Operations
Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2011	2010	2011	2010
Net written premiums	$683	$647	$1,422	$1,303
Net earned premiums	688	665	1,357	1,319
Net investment income	126	125	286	272
Net operating income	114	168	244	296
Net realized investment gains, after-tax	5	21	10	30
Net income	119	189	254	326
Ratios
Loss and loss adjustment expense	60.8%	48.2%	62.5%	54.8%
Expense	31.5	30.3	31.0	30.6
Dividend	(0.1)	0.5	—	0.3
Combined	92.2%	79.0%	93.5%	85.7%
Three Month Comparison
Net written premiums for CNA Specialty increased $36 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily driven by new business. Net earned premiums increased $23 million as compared to the same period in 2010, consistent with modest increases in net written premiums in recent quarters.
CNA Specialty's average rate was flat for the three months ended June 30, 2011, as compared to a decrease of 2% for the three months ended June 30, 2010 for the policies that renewed in each period. Retention of 85% was achieved in each period.
Net income decreased $70 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income and lower net realized investment gains.
Net operating income decreased $54 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily due to a lower level of favorable net prior year development.
The combined ratio increased 13.2 points for the three months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 12.6 points, primarily due to a lower level of favorable net prior year development and the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio is being unfavorably affected by the rate trend as noted above, and increased frequency trends of employment practices liability claims and increased severity trends in our medical technology business over the past several quarters. The expense ratio increased 1.2 points, primarily due to higher underwriting expenses as we continued our investments across this business segment.
Favorable net prior year development of $53 million and $124 million was recorded for the three months ended June 30, 2011 and 2010. Further information on CNA Specialty's net prior year development for the three months ended June 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Specialty increased $119 million and net earned premiums increased $38 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
CNA Specialty's average rate was flat for the six months ended June 30, 2011, as compared to a decrease of 2% for the six months ended June 30, 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.
Net income decreased $72 million and net operating income decreased $52 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
The combined ratio increased 7.8 points for the six months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 7.7 points, primarily due to a lower level of favorable net prior year development and the impact of a higher current accident year loss ratio, as noted above. The expense ratio increased 0.4 points, primarily due to higher underwriting expenses, partially offset by the impact of IT Transformation costs incurred in 2010.
Favorable net prior year development of $75 million and $153 million was recorded for the six months ended June 30, 2011 and 2010. Further information on CNA Specialty's net prior year development for the six months ended June 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2011 and December 31, 2010 for CNA Specialty.

Gross and Net Carried Claim and Claim Adjustment Expense Reserves
(In millions)	June 30, 2011	December 31, 2010
Gross Case Reserves	$2,470	$2,341
Gross IBNR Reserves	4,483	4,452
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,953	$6,793
Net Case Reserves	$2,104	$1,992
Net IBNR Reserves	3,947	3,926
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,051	$5,918

CNA COMMERCIAL
The following table details the results of operations for CNA Commercial.

Results of Operations
Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2011	2010	2011	2010
Net written premiums	$880	$838	$1,708	$1,667
Net earned premiums	768	797	1,570	1,613
Net investment income	193	184	454	405
Net operating income	39	125	170	223
Net realized investment gains (losses), after-tax	8	(14)	18	—
Net income	47	111	188	223
Ratios
Loss and loss adjustment expense	80.7%	60.9%	77.9%	67.6%
Expense	36.6	36.7	34.6	36.1
Dividend	0.4	0.8	0.1	0.4
Combined	117.7%	98.4%	112.6%	104.1%
Three Month Comparison
Net written premiums for CNA Commercial increased $42 million for the three months ended June 30, 2011 as compared with the same period in 2010. This increase was primarily driven by new business across several lines of business as well as continued positive rate impacts. Net earned premiums decreased $29 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily due to the impact of decreased net written premiums in prior quarters.
CNA Commercial's average rate increased 2% for the three months ended June 30, 2011 and 2010 for the policies that renewed in each period. Retention of 78% was achieved in each period.
Net income decreased $64 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $86 million for the three months ended June 30, 2011 as compared with the same period in 2010. This decrease was primarily due to a lower level of favorable net prior year development and higher catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio increased 19.3 points for the three months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 19.8 points, primarily due to a lower level of favorable net prior year development and increased catastrophe losses, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $96 million, or 12.5 points of the loss ratio, for the three months ended June 30, 2011, as compared to $45 million, or 5.7 points of the loss ratio, for the same period in 2010. Catastrophe losses in the second quarter of 2011 related primarily to domestic storms.
Favorable net prior year development of $10 million and $140 million was recorded for the three months ended June 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the three months ended June 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Commercial increased $41 million and net earned premiums decreased $43 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
CNA Commercial's average rate increased 2% for the six months ended June 30, 2011, as compared with an increase of 1% for the six months ended June 30, 2010 for the policies that renewed in each period. Retention of 79% and 78% was achieved in each period.
Net income decreased $35 million for the six months ended June 30, 2011 as compared with the same period in 2010, due to the same reasons discussed above in the three month comparison.
Net operating income decreased $53 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to a lower level of favorable net prior year development and higher catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income. In 2010, expenses were unfavorably impacted by IT transformation costs.
The combined ratio increased 8.5 points for the six months ended June 30, 2011 as compared with the same period in 2010. The loss ratio increased 10.3 points, due to the same reasons discussed above in the three month comparison. Catastrophe losses were $149 million, or 9.5 points of the loss ratio, for the six months ended June 30, 2011, as compared to $83 million, or 5.2 points of the loss ratio, for the same period in 2010. Catastrophe losses in the six months ended June 30, 2011 related primarily to domestic storms and the Japanese event.
The expense ratio improved 1.5 points for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the favorable impact of recoveries on insurance receivables written off in prior years and the impact of IT Transformation costs incurred in the first quarter of 2010.
Favorable net prior year development of $25 million and $147 million was recorded for the six months ended June 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the six months ended June 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2011 and December 31, 2010 for CNA Commercial.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
(In millions)	June 30, 2011	December 31, 2010
Gross Case Reserves	$6,431	$6,390
Gross IBNR Reserves	5,851	6,132
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,282	$12,522
Net Case Reserves	$5,423	$5,349
Net IBNR Reserves	5,073	5,292
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,496	$10,641

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.

Results of Operations
Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Net earned premiums	$141	$146	$285	$291
Net investment income	189	174	377	349
Net operating loss	(19)	(18)	(37)	(17)
Net realized investment gains (losses), after-tax	1	(1)	(2)	(5)
Net loss	(18)	(19)	(39)	(22)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $5 million for the three months ended June 30, 2011 as compared with the same period in 2010. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss decreased $1 million for the three months ended June 30, 2011 as compared with the same period in 2010. This improvement was primarily due to lower expenses and improved investment results, substantially offset by unfavorable claim experience in our long term care business and less favorable performance on our remaining pension deposit business.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we may record an additional pretax liability in Policyholders' funds based on the results of the investments supporting this business. During the second quarter of 2010, we decreased this pretax liability by $6 million. There was no change in this liability during the second quarter of 2011.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $6 million for the six months ended June 30, 2011 as compared with the same period in 2010.
Net loss increased $17 million for the six months ended June 30, 2011 as compared with the same period in 2010. This increase was primarily due to the $15 million after-tax favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement. Additionally, less favorable performance on our remaining pension deposit business and unfavorable claim experience in our long term care business were substantially offset by lower expenses. In 2010, expenses were unfavorably impacted by IT transformation costs.
We decreased the pretax liability related to our pension deposit business, as discussed above, by $2 million and $19 million during the six month periods ended June 30, 2011 and 2010. As of June 30, 2011, there was no additional liability in Policyholders' funds for these separate account investment contracts.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intrasegment eliminations.

Results of Operations
Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Net investment income	$9	$38	$20	$85
Net operating loss	(18)	(6)	(45)	(10)
Net realized investment gains (losses), after-tax	(4)	7	(8)	10
Net income (loss)	(22)	1	(53)	—
Three Month Comparison
Net results decreased $23 million for the three months ended June 30, 2011 as compared with the same period in 2010, driven by lower net investment income partially offset by lower net incurred claims, both resulting from the Loss Portfolio Transfer consummated in the third quarter of 2010. Under the Loss Portfolio Transfer we ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement. As a result of that transaction, the investment income allocated to the Corporate & Other Non-Core segment decreased because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling.
Additionally, the decrease in net results was driven by decreased net realized investment results and higher interest expense. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of our preferred stock. These unfavorable impacts were partially offset by increased favorable net prior year development.
Favorable net prior year development of $9 million and $1 million was recorded for the three months ended June 30, 2011 and 2010.
Six Month Comparison
Net results decreased $53 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
Favorable net prior year development of $7 million was recorded for the six months ended June 30, 2011, compared to no net prior year development for the same period of 2010.
The following table summarizes the gross and net carried reserves as of June 30, 2011 and December 31, 2010 for Corporate & Other Non-Core.

Gross and Net Carried
Claim and Claim Adjustment Expense Reserves
(In millions)	June 30, 2011	December 31, 2010
Gross Case Reserves	$1,383	$1,430
Gross IBNR Reserves	1,844	2,012
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,227	$3,442
Net Case Reserves	$425	$461
Net IBNR Reserves	248	257
Total Net Carried Claim and Claim Adjustment Expense Reserves	$673	$718

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities	$505	$519	$1,011	$1,029
Short term investments	2	5	4	11
Limited partnership investments	11	(4)	125	68
Equity securities	6	9	12	19
Mortgage loans	2	—	4	—
Trading portfolio	3	2	6	6
Other	3	3	5	5
Gross investment income	532	534	1,167	1,138
Investment expense	(15)	(13)	(30)	(27)
Net investment income	$517	$521	$1,137	$1,111
Net investment income for the three months ended June 30, 2011 decreased $4 million as compared with the same period in 2010. The decrease was primarily driven by a decrease in fixed maturity security income, due to the effective income yield of the fixed maturity portfolio and a lower invested asset base, substantially offset by an increase in limited partnership investment income. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments.
Net investment income for the six months ended June 30, 2011 increased $26 million as compared with the same period in 2010. The increase was primarily driven by improved results from limited partnership investments, partially offset by a decrease in investment income from fixed maturity and short term investments due primarily to a decrease in the effective income yield of the fixed maturity portfolio and a lower invested asset base.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.5% and 5.6% for the six months ended June 30, 2011 and 2010. Tax-exempt municipal bonds generated $58 million and $114 million of net investment income for the three and six months ended June 30, 2011 compared with $68 million and $146 million of net investment income for the same periods in 2010.

Net Realized Investment Gains
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains

Periods ended June 30	Three Months		Six Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities:
Corporate and other bonds	$38	$30	$91	$63
States, municipalities and political subdivisions	11	11	(10)	8
Asset-backed	(32)	15	(47)	10
U.S. Treasury and obligations of government-sponsored enterprises	1	4	1	4
Foreign government	2	(1)	2	1
Redeemable preferred stock	—	7	3	7
Total fixed maturity securities	20	66	40	93
Equity securities	(2)	(28)	(2)	(25)
Derivative securities	—	—	(1)	—
Short term investments and other	(3)	(9)	(9)	(5)
Net realized investment gains, net of participating policyholders’ interests	15	29	28	63
Income tax expense on net realized investment gains	(5)	(16)	(9)	(28)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	(1)	—
Net realized investment gains attributable to CNA	$10	$13	$18	$35
Net realized investment gains decreased $3 million and $17 million for the three and six months ended June 30, 2011 compared with the same periods in 2010. Results for the six months ended June 30, 2011 include a $6 million after-tax loss on the early extinguishment of debt. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Our fixed maturity portfolio consists primarily of high quality bonds, 91% of which were rated as investment grade (rated BBB- or higher) at June 30, 2011 and December 31, 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at carrying value.

Fixed Maturity Ratings
(In millions)	June 30, 2011%		December 31, 2010%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,461	12%	$4,003	11%
AAA rated	4,012	10	3,950	10
AA and A rated	16,429	43	15,665	42
BBB rated	10,211	26	10,425	28
Non-investment grade	3,441	9	3,534	9
Total	$38,554	100%	$37,577	100%

Our fixed maturity portfolio includes exposure to sub-prime residential mortgages (sub-prime) and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A), as measured by the original deal structure. As of June 30, 2011, the fair value of sub-prime securities was $383 million with associated net unrealized losses of $27 million, 70% of which were rated investment grade. As of June 30, 2011, the fair value of Alt-A securities was $576 million with associated net unrealized losses of $21 million, 88% of which were rated investment grade. Pretax OTTI losses of $31 million for securities with sub-prime and Alt-A exposure were included in the $74 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2011. If additional deterioration in the underlying collateral occurs beyond our current expectations, additional OTTI losses may be recognized in earnings. See Note C to the Condensed Consolidated Financial Statements included under Item I, Part 1 for additional information related to unrealized losses on asset-backed securities.
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,343 million and $3,490 million at June 30, 2011 and December 31, 2010. The following table summarizes the ratings of this portfolio at carrying value.
Non-investment Grade

(In millions)	June 30, 2011%		December 31, 2010%
BB	$1,646	48%	$1,492	42%
B	1,105	32	1,163	33
CCC — C	568	16	801	23
D	122	4	78	2
Total	$3,441	100%	$3,534	100%
Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. At June 30, 2011, $404 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, over 87% was within the states, municipalities and political subdivisions securities sector.
At June 30, 2011 and December 31, 2010, approximately 98% of the fixed maturity portfolio was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or internally.
The carrying value of fixed maturity and equity securities that trade in illiquid private placement markets at June 30, 2011 was $296 million, which represents approximately 0.7% of our total investment portfolio. These securities were in a net unrealized gain position of $11 million at June 30, 2011.
The gross unrealized loss on available-for-sale fixed maturity securities was $519 million at June 30, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.

Maturity Profile	Percent of Fair Value	Percent of Unrealized Loss
Due in one year or less	6%	3%
Due after one year through five years	19	12
Due after five years through ten years	36	24
Due after ten years	39	61
Total	100%	100%

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
A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the liabilities in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products.
The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of accounts payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	June 30, 2011		December 31, 2010
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$12,510	11.5	$11,825	11.0
Other interest sensitive investments	27,804	4.4	28,096	4.5
Total Fair Value	$40,314	6.6	$39,921	6.4
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
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.

Short Term Investments	June 30, 2011	December 31, 2010
(In millions)
Short term investments:
Commercial paper	$530	$686
U.S. Treasury securities	636	903
Money market funds	157	94
Other	386	532
Total short term investments	$1,709	$2,215

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2011, net cash provided by operating activities was $412 million as compared with net cash provided by operating activities of $581 million for the same period in 2010. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2010 operating cash flows were increased by $153 million related to net cash inflows primarily from sales of trading securities as compared to a decrease of $9 million during 2011 related to net trading cash outflows. Cash provided by operating activities was also impacted by decreased investment income receipts during 2011 compared to 2010, and increased premium receipts.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2011, net cash provided by investing activities was $97 million as compared with net cash used by investing activities of $523 million for the same period in 2010. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the six months ended June 30, 2011, net cash used by financing activities was $504 million as compared with net cash used by financing activities of $124 million for the same period in 2010. During 2011, we purchased the noncontrolling interest of CNA Surety. Additionally, during 2011 we issued $400 million of 5.75% senior notes due August 15, 2021 and used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.
Dividends
On June 1, 2011, we paid a quarterly dividend of $0.10 per share to stockholders of record on May 16, 2011. On July 29, 2011, we declared a quarterly dividend of $0.10 per share, payable August 31, 2011 to stockholders of record on August 15, 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
Surplus Note
During the second quarter of 2011, CCC repaid $100 million of the $1.0 billion surplus note originally issued in 2008, leaving an outstanding balance of $400 million as of June 30, 2011.

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2011. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of June 30, 2011, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation
Dated:	August 2, 2011	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE