Form 10-Q
period 2011-09-30
CNA FINANCIAL CORP
filed 2011-11-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, Par value $2.50	269,274,900

CNA Financial Corporation
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2011	2010	2011	2010
Revenues
Net earned premiums	$1,732	$1,645	$4,942	$4,868
Net investment income	394	581	1,531	1,692
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(75)	(41)	(136)	(189)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(2)	(3)	(44)	28
Net other-than-temporary impairment losses recognized in earnings	(77)	(44)	(180)	(161)
Other net realized investment gains	50	106	181	286
Net realized investment gains (losses), net of participating policyholders’ interests	(27)	62	1	125
Other revenues	76	75	214	226
Total revenues	2,175	2,363	6,688	6,911
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,400	1,344	4,131	3,799
Amortization of deferred acquisition costs	356	351	1,051	1,038
Other operating expenses	252	795	736	1,325
Interest	43	40	132	113
Total claims, benefits and expenses	2,051	2,530	6,050	6,275
Income (loss) from continuing operations before income tax	124	(167)	638	636
Income tax (expense) benefit	(49)	64	(198)	(183)
Income (loss) from continuing operations	75	(103)	440	453
Income (loss) from discontinued operations, net of income tax (expense) benefit of -, $0, $0 and $0	—	(22)	(1)	(21)
Net income (loss)	75	(125)	439	432
Net (income) loss attributable to noncontrolling interests	—	(15)	(15)	(44)
Net income (loss) attributable to CNA	$75	$(140)	$424	$388

Income (Loss) Attributable to CNA Common Stockholders
Income (loss) from continuing operations attributable to CNA	$75	$(118)	$425	$409
Dividends on 2008 Senior Preferred	—	(18)	—	(68)
Income (loss) from continuing operations attributable to CNA common stockholders	75	(136)	425	341
Income (loss) from discontinued operations attributable to CNA common stockholders	—	(22)	(1)	(21)
Income (loss) attributable to CNA common stockholders	$75	$(158)	$424	$320

Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders
Income (loss) from continuing operations attributable to CNA common stockholders	$0.28	$(0.51)	$1.58	$1.27
Income (loss) from discontinued operations attributable to CNA common stockholders	—	(0.08)	—	(0.08)
Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.28	$(0.59)	$1.58	$1.19
Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.3	269.2	269.3	269.1
Diluted	269.6	269.2	269.6	269.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(14)	$39	$25	$81
Net unrealized gains on other investments	227	726	549	1,426
Net unrealized gains on investments	213	765	574	1,507
Net unrealized gains on discontinued operations and other	—	3	1	11
Foreign currency translation adjustment	(52)	37	(22)	44
Pension and postretirement benefits	1	2	3	5
Allocation to participating policyholders	(6)	(9)	(7)	(37)
Other comprehensive income, net of tax	156	798	549	1,530
Net income	75	(125)	439	432
Comprehensive income	231	673	988	1,962
Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	—	(13)	(8)	(27)
Pension and postretirement benefits attributable to noncontrolling interests	—	—	—	(3)
Other comprehensive (income) loss attributable to noncontrolling interests	—	(13)	(8)	(30)
Net (income) loss attributable to noncontrolling interests	—	(15)	(15)	(44)
Comprehensive (income) loss attributable to noncontrolling interests	—	(28)	(23)	(74)
Total comprehensive income attributable to CNA	$231	$645	$965	$1,888
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2011	December 31, 2010
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,913 and $36,427)	$39,456	$37,577
Equity securities at fair value (cost of $316 and $422)	327	440
Limited partnership investments	2,371	2,309
Other invested assets	17	27
Mortgage loans	204	87
Short term investments	1,730	2,215
Total investments	44,105	42,655
Cash	84	77
Reinsurance receivables (less allowance for uncollectible receivables of $99 and $125)	6,723	7,079
Insurance receivables (less allowance for uncollectible receivables of $134 and $160)	1,694	1,557
Accrued investment income	467	425
Deferred acquisition costs	783	1,079
Deferred income taxes	205	667
Property and equipment at cost (less accumulated depreciation of $567 and $543)	324	333
Goodwill and other intangible assets	141	141
Other assets (includes $120 and $139 due from Loews Corporation)	900	868
Separate account business	418	450
Total assets	$55,844	$55,331
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$25,031	$25,496
Unearned premiums	3,386	3,203
Future policy benefits	9,258	8,718
Policyholders’ funds	176	173
Participating policyholders’ funds	66	60
Short term debt	100	400
Long term debt	2,538	2,251
Other liabilities	2,915	3,056
Separate account business	418	450
Total liabilities	43,888	43,807
Commitments and contingencies (Notes C, D, G, and I)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,274,900 and 269,139,198 shares outstanding)	683	683
Additional paid-in capital	2,144	2,200
Retained earnings	8,219	7,876
Accumulated other comprehensive income	886	326
Treasury stock (3,765,343 and 3,901,045 shares), at cost	(102)	(105)
Notes receivable for the issuance of common stock	(22)	(26)
Total CNA stockholders’ equity	11,808	10,954
Noncontrolling interests	148	570
Total equity	11,956	11,524
Total liabilities and equity	$55,844	$55,331
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2011	2010
Cash Flows from Operating Activities
Net income	$439	$432
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Loss from discontinued operations	1	21
Loss on disposal of property and equipment	8	—
Deferred income tax expense	153	163
Trading portfolio activity	(8)	125
Net realized investment gains, net of participating policyholders’ interests	(1)	(125)
Equity method investees	80	(25)
Amortization of investments	(47)	(84)
Depreciation	59	60
Changes in:
Receivables, net	267	(709)
Accrued investment income	(42)	(51)
Deferred acquisition costs	(28)	12
Insurance reserves	(5)	(563)
Other assets	110	168
Other liabilities	(181)	(11)
Other, net	10	3
Total adjustments	376	(1,016)
Net cash flows provided (used) by operating activities-continuing operations	$815	$(584)
Net cash flows used by operating activities-discontinued operations	$(2)	$(89)
Net cash flows provided (used) by operating activities-total	$813	$(673)
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(8,854)	$(12,981)
Proceeds from fixed maturity securities:
Sales	5,900	9,263
Maturities, calls and redemptions	2,434	2,891
Purchases of equity securities	(51)	(92)
Proceeds from sales of equity securities	171	215
Origination of mortgage loans	(118)	(70)
Change in short term investments	499	1,752
Change in other investments	(137)	(227)
Purchases of property and equipment	(67)	(38)
Dispositions	—	65
Other, net	4	7
Net cash flows provided (used) by investing activities-continuing operations	$(219)	$785
Net cash flows provided by investing activities-discontinued operations	$2	$75
Net cash flows provided (used) by investing activities-total	$(217)	$860
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

Nine months ended September 30
(In millions)	2011	2010
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$(475)	$—
Dividends paid to common stockholders	(81)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(68)
Payment to redeem 2008 Senior Preferred	—	(500)
Proceeds from the issuance of debt	396	495
Repayment of debt	(420)	(150)
Stock options exercised	2	4
Other, net	(10)	(26)
Net cash flows used by financing activities-continuing operations	$(588)	$(245)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—
Net cash flows used by financing activities-total	$(588)	$(245)
Effect of foreign exchange rate changes on cash-continuing operations	(1)	—
Net change in cash	$7	$(58)
Net cash transactions from continuing operations to discontinued operations	—	(14)
Net cash transactions to discontinued operations from continuing operations	—	14
Cash, beginning of year	77	140
Cash, end of period	$84	$82

Cash-continuing operations	$84	$82
Cash-discontinued operations	—	—
Cash-total	$84	$82
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Nine months ended September 30
(In millions)	2011	2010
Preferred Stock
Balance, beginning of period	$—	$1,000
Redemption of 2008 Senior Preferred	—	(500)
Balance, end of period	—	500
Common Stock
Balance, beginning of period	683	683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,200	2,177
Stock-based compensation	3	1
Acquisition of CNA Surety noncontrolling interest	(60)	—
Other	1	23
Balance, end of period	2,144	2,201
Retained Earnings
Balance, beginning of period	7,876	7,264
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	—	(2)
Dividends paid to common stockholders	(81)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(68)
Net income attributable to CNA	424	388
Balance, end of period	8,219	7,582
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	326	(325)
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	—	2
Other comprehensive income attributable to CNA	541	1,500
Acquisition of CNA Surety noncontrolling interest	19	—
Balance, end of period	886	1,177
Treasury Stock
Balance, beginning of period	(105)	(109)
Stock-based compensation	3	6
Balance, end of period	(102)	(103)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(26)	(30)
Decrease in notes receivable for the issuance of common stock	4	—
Balance, end of period	(22)	(30)
Total CNA Stockholders’ Equity	11,808	12,010
Noncontrolling Interests
Balance, beginning of period	570	506
Net income (loss)	15	44
Other comprehensive income (loss)	8	30
Acquisition of CNA Surety noncontrolling interest	(434)	—
Other	(11)	(25)
Balance, end of period	148	555
Total Equity	$11,956	$12,565
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company and Continental Assurance Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2011.
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
The interim financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
The Company has historically reported certain run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995 as discontinued operations. Due to the immateriality of the remaining liabilities, effective in the third quarter of 2011, the Company is no longer reporting these run-off operations as discontinued operations.
First Insurance Company of Hawaii
The Company owns 50% of the common stock of First Insurance Company of Hawaii (FICOH). On August 11, 2011, CNA announced the sale of its noncontrolling interest in FICOH to Tokio Marine & Nichido Fire Insurance Co., Ltd., the other 50% shareholder.  The sale, which is subject to regulatory approval, is expected to close in the fourth quarter of 2011 and result in a modest gain. The Company previously anticipated recovering the undistributed earnings of FICOH at a dividend tax rate. As a result of the pending sale, the Company has increased income tax expense by $22 million to reflect the statutory tax rate.
CNA Surety Corporation
On June 10, 2011, CNA completed its previously announced acquisition of the noncontrolling interest of CNA Surety Corporation (CNA Surety). Previously the Company owned approximately 61% of the outstanding publicly-traded common stock of CNA Surety. CNA Surety is now a wholly-owned subsidiary of CCC, and, effective after the close of the stock market on June 10, 2011, trading in CNA Surety common stock ceased.

The aggregate purchase price was approximately $475 million, based on the offer price of $26.55 per share and inclusive of the retirement of CNA Surety employee stock options. The amount paid to acquire the common stock of CNA Surety not owned by the Company in excess of the closing date noncontrolling interest included in the Company's equity of $434 million was reflected as an adjustment to Additional Paid-in Capital and Accumulated Other Comprehensive Income on the Condensed Consolidated Statement of Equity. During 2011, net income attributable to the noncontrolling interest in CNA Surety through the acquisition date of June 10, 2011 was $12 million and is reflected on the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2010, net income attributable to the noncontrolling interest in CNA Surety was $11 million and $30 million.
Reinsurance Receivables
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer creditworthiness, management’s experience and current economic conditions. Financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables are less than 5% of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. During the three months ended September 30, 2011, the Company reduced its allowance for uncollectible reinsurance receivables by $15 million arising from a change in estimate. The additional reduction in the allowance primarily related to write-offs of reinsurance receivable balances.
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The updated accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with prospective or retrospective application allowed. The Company intends to adopt this updated accounting guidance retrospectively and is currently assessing the impact it will have on its financial condition and results of operations. The Company preliminarily estimates that amounts capitalized under the current accounting guidance as of September 30, 2011 would be approximately $75 million to $130 million less under the updated guidance. Any reduction of capitalized costs will also necessitate a change in related deferred tax balances.

Note B. Earnings (Loss) Per Share
Earnings (loss) per share attributable to the Company's common stockholders is based on the weighted average number of outstanding common shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing net income (loss) attributable to CNA by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three and nine months ended September 30, 2011, approximately 279 thousand and 286 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1.2 million and 1.1 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities	$494	$511	$1,505	$1,540
Short term investments	2	2	6	13
Limited partnership investments	(93)	68	32	136
Equity securities	4	7	16	26
Mortgage loans	2	1	6	1
Trading portfolio (a)	(1)	4	5	10
Other	1	2	6	7
Gross investment income	409	595	1,576	1,733
Investment expense	(15)	(14)	(45)	(41)
Net investment income	$394	$581	$1,531	$1,692
____________________

(a)
The net unrealized losses related to changes in fair value on trading securities still held included in net investment income were $1 million for the three and nine months ended September 30, 2011. The net unrealized gains related to changes in fair value on trading securities still held included in net investment income were $1 million for the three and nine months ended September 30, 2010.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$56	$121	$233	$352
Gross realized losses	(85)	(45)	(222)	(183)
Net realized investment gains (losses) on fixed maturity securities	(29)	76	11	169
Equity securities:
Gross realized gains	1	3	7	7
Gross realized losses	(2)	(20)	(10)	(49)
Net realized investment losses on equity securities	(1)	(17)	(3)	(42)
Derivatives	1	(1)	—	(1)
Short term investments and other (a) (b)	2	4	(7)	(1)
Net realized investment gains (losses), net of participating policyholders’ interests	$(27)	$62	$1	$125
____________________

(a)	The nine months ended September 30, 2011 includes a $9 million loss related to the early extinguishment of $400 million of senior notes originally due August 15, 2011.

(b)
Includes net unrealized gains (losses) related to changes in the fair value of securities for which the fair value option has been elected. There were no net unrealized gains (losses) included in the three months ended September 30, 2011, $1 million of net unrealized gains for the nine months ended September 30, 2011 and $2 million of net unrealized gains for the three and nine months ended September 30, 2010.

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities available-for-sale:
Corporate and other bonds	$49	$17	$73	$59
States, municipalities and political subdivisions	—	—	—	20
Asset-backed:
Residential mortgage-backed	21	18	95	55
Commercial mortgage-backed	—	—	—	2
Other asset-backed	4	—	4	2
Total asset-backed	25	18	99	59
Total fixed maturity securities available-for-sale	74	35	172	138
Equity securities available-for-sale:
Common stock	3	5	7	10
Preferred stock	—	4	1	13
Total equity securities available-for-sale	3	9	8	23
Net OTTI losses recognized in earnings	$77	$44	$180	$161
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

The Company performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. For asset-backed securities, significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers, and credit support from lower level tranches.
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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,141	$1,918	$160	$20,899	$—
States, municipalities and political subdivisions	8,834	853	150	9,537	—
Asset-backed:
Residential mortgage-backed	5,812	199	161	5,850	82
Commercial mortgage-backed	1,255	55	61	1,249	(8)
Other asset-backed	1,035	15	14	1,036	—
Total asset-backed	8,102	269	236	8,135	74
U.S. Treasury and obligations of government-sponsored enterprises	221	16	—	237	—
Foreign government	557	25	—	582	—
Redeemable preferred stock	49	8	—	57	—
Total fixed maturity securities available-for-sale	36,904	3,089	546	39,447	$74
Total fixed maturity securities trading	9	—	—	9
Equity securities available-for-sale:
Common stock	103	19	2	120
Preferred stock	213	2	8	207
Total equity securities available-for-sale	316	21	10	327
Total	$37,229	$3,110	$556	$39,783

Summary of Fixed Maturity and Equity Securities

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,492	$1,603	$70	$21,025	$—
States, municipalities and political subdivisions	8,157	142	410	7,889	—
Asset-backed:
Residential mortgage-backed	6,254	101	265	6,090	114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763	—
Total asset-backed	8,001	159	314	7,846	112
U.S. Treasury and obligations of government-sponsored enterprises	122	16	1	137	—
Foreign government	602	18	—	620	—
Redeemable preferred stock	47	7	—	54	—
Total fixed maturity securities available-for-sale	36,421	1,945	795	37,571	$112
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	90	25	—	115
Preferred stock	332	2	9	325
Total equity securities available-for-sale	422	27	9	440
Total	$36,849	$1,972	$804	$38,017
At September 30, 2011 and December 31, 2010, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) supporting certain products within the Life & Group Non-Core segment were reduced by $467 million and $150 million, net of tax, resulting from a reduction of Deferred acquisition costs or an increase in Future policy benefit reserves.

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		Greater than 12 Months		Total
September 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,143	$134	$142	$26	$3,285	$160
States, municipalities and political subdivisions	270	4	716	146	986	150
Asset-backed:
Residential mortgage-backed	789	20	978	141	1,767	161
Commercial mortgage-backed	474	42	179	19	653	61
Other asset-backed	377	4	77	10	454	14
Total asset-backed	1,640	66	1,234	170	2,874	236
Total fixed maturity securities available-for-sale	5,053	204	2,092	342	7,145	546
Equity securities available-for-sale:
Common stock	36	2	—	—	36	2
Preferred stock	129	7	19	1	148	8
Total equity securities available-for-sale	165	9	19	1	184	10
Total	$5,218	$213	$2,111	$343	$7,329	$556

	Less than 12 Months		Greater than 12 Months		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,719	$34	$405	$36	$2,124	$70
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8
Total asset-backed	2,086	56	2,194	258	4,280	314
U.S. Treasury and obligations of government-sponsored enterprises	8	1	—	—	8	1
Total fixed maturity securities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9
Total equity securities available-for-sale	175	5	70	4	245	9
Total	$7,327	$260	$3,414	$544	$10,741	$804
The amount of pretax net unrealized gains (losses) on available-for-sale securities reclassified out of AOCI into earnings was $(29) million and $12 million for the three and nine months ended September 30, 2011 and $62 million and $133 million for the three and nine months ended September 30, 2010.

The following table summarizes the activity for the three and nine months ended September 30, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Beginning balance of credit losses on fixed maturity securities	$82	$171	$141	$164
Additional credit losses for securities for which an OTTI loss was previously recognized	11	4	29	26
Credit losses for securities for which an OTTI loss was not previously recognized	10	1	11	9
Reductions for securities sold during the period	(4)	(27)	(50)	(50)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(8)	(32)	(8)
Ending balance of credit losses on fixed maturity securities	$99	$141	$99	$141
Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the September 30, 2011 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
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
Corporate and Other Bonds
The unrealized losses on the Company’s investments in this category primarily relate to non-investment grade bonds and bonds within the financial industry sector. The financial industry sector holdings in this category include bonds with an aggregate fair value of $1,702 million and an aggregate amortized cost of $1,793 million as of September 30, 2011.
The following table summarizes corporate and other bonds in a gross unrealized loss position by ratings distribution at September 30, 2011.
Gross Unrealized Losses by Ratings Distribution

September 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
AAA	$58	$57	$1
AA	202	196	6
A	1,018	975	43
BBB	1,280	1,219	61
Non-investment grade	887	838	49
Total	$3,445	$3,285	$160
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2011.

States, Municipalities and Political Subdivisions
The unrealized losses on the Company's investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after-tax returns on similar fixed income securities.
The following table summarizes the ratings distribution of states, municipalities and political subdivisions securities in a gross unrealized loss position at September 30, 2011.
Gross Unrealized Losses by Ratings Distribution

September 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
AAA	$198	$190	$8
AA	485	378	107
A	370	340	30
BBB	67	63	4
Non-investment grade	16	15	1
Total	$1,136	$986	$150
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2011.
Asset-Backed Securities
The fair value of total asset-backed holdings at September 30, 2011 was $8,135 million which was comprised of 2,054 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 132 had underlying collateral that was either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
Residential mortgage-backed securities included 149 non-agency structured securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss for residential mortgage-backed securities was approximately 8% of amortized cost.
Commercial mortgage-backed securities included 66 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 9% of amortized cost.
Other asset-backed securities included 46 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 3% of amortized cost.

The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at September 30, 2011.
Gross Unrealized Losses by Ratings Distribution

September 30, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
U.S. Government, Government Agencies, and Government-Sponsored Enterprises	$481	$465	$16
AAA	762	734	28
AA	441	415	26
A	213	203	10
BBB	316	278	38
Non-investment grade	897	779	118
Total	$3,110	$2,874	$236
The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2011.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	September 30, 2011		December 31, 2010
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,658	$1,662	$1,515	$1,506
Due after one year through five years	12,947	13,407	11,198	11,653
Due after five years through ten years	8,447	8,941	10,022	10,425
Due after ten years	13,852	15,437	13,686	13,987
Total	$36,904	$39,447	$36,421	$37,571
Limited Partnerships
The carrying value of limited partnerships as of September 30, 2011 and December 31, 2010 was $2,371 million and $2,309 million. Limited partnerships comprising 57% of the total carrying value were reported on a current basis through September 30, 2011 with no reporting lag, 27% were reported on a one month lag and the remainder were reported on more than a one month lag. As of September 30, 2011 and December 31, 2010, the Company had 82 and 75 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Of the limited partnerships held, 81% and 85% at September 30, 2011 and December 31, 2010 employ hedge fund strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 45% were equity related, 32% pursued a multi-strategy approach, 19% were focused on distressed investments and 4% were fixed income related at September 30, 2011. Limited partnerships representing 14% and 11% at September 30, 2011 and December 31, 2010 were invested in private debt and equity. The remaining were invested in various other partnerships including real estate.
While the Company generally does not invest in highly leveraged partnerships, there are risks which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
The Company's limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals until the termination of the partnership. Typically, withdrawals require advanced written notice of up to 90 days.
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
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, declines in the fair value of collateral, and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. As of September 30, 2011, 17% of the carrying value of mortgage loans related to credit tenant loans. The Company identifies loans for evaluation of impairment primarily based on the collection experience of each loan. As of September 30, 2011, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of September 30, 2011, the Company had committed approximately $157 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of September 30, 2011, the Company had commitments to purchase $110 million and sell $51 million of such investments.
As of September 30, 2011, the Company had mortgage loan commitments of $31 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.

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

The tables below summarize open CDS contracts where the Company sold credit protection as of September 30, 2011 and December 31, 2010. The fair value of the contracts represents the amounts that the Company would receive or pay at those dates to exit the derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts.
Credit Ratings of Underlying Reference Obligations

September 30, 2011	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions)
BB rated	$—	$5	1.7
B rated	—	3	0.7
Total	$—	$8	1.4
Credit Ratings of Underlying Reference Obligations

December 31, 2010	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions)
BB rated	$1	$5	2.5
B rated	—	3	1.5
Total	$1	$8	2.1
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Condensed Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $1 million and $2 million at September 30, 2011 and December 31, 2010. The fair value of cash collateral received from counterparties was $1 million at September 30, 2011 and December 31, 2010.
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
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Without hedge designation
Credit default swaps - purchased protection	$—	$(1)	$—	$(1)
Currency forwards	—	—	(1)	—
Forward commitments for mortgage-backed securities	1	—	1	—
Total without hedge designation	1	(1)	—	(1)
Trading activities
Futures sold, not yet purchased	—	(4)	—	(3)
Total	$1	$(5)	$—	$(4)

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
Derivative Financial Instruments

September 30, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(2)
Credit default swaps - sold protection	8	—	—
Forward commitments for mortgage-backed securities	62	1	—
Equity warrants	—	1	—
Options written	1	—	—
Total without hedge designation	91	2	(2)
Trading activities
Futures sold, not yet purchased	13	—	—
Total	$104	$2	$(2)
Derivative Financial Instruments

December 31, 2010	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(2)
Credit default swaps - sold protection	8	1	—
Currency forwards	18	—	—
Equity warrants	3	—	—
Total	$49	$1	$(2)
During the three and nine months ended September 30, 2011, new derivative transactions entered into totaled approximately $229 million and $728 million in notional value while derivative termination activity totaled approximately $166 million and $673 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities, and foreign currency forwards. During the three and nine months ended September 30, 2010, new derivative transactions entered into totaled approximately $0.9 billion and $2.1 billion in notional value while derivative termination activity totaled approximately $0.9 billion and $2.3 billion. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,289	$619	$20,908
States, municipalities and political subdivisions	—	9,355	182	9,537
Asset-backed:
Residential mortgage-backed	—	5,219	631	5,850
Commercial mortgage-backed	—	1,090	159	1,249
Other asset-backed	—	607	429	1,036
Total asset-backed	—	6,916	1,219	8,135
U.S. Treasury and obligations of government-sponsored enterprises	176	61	—	237
Foreign government	92	490	—	582
Redeemable preferred stock	3	54	—	57
Total fixed maturity securities	271	37,165	2,020	39,456
Equity securities	179	116	32	327
Derivative and other financial instruments, included in Other invested assets	—	6	11	17
Short term investments	1,158	566	6	1,730
Life settlement contracts, included in Other assets	—	—	125	125
Separate account business	23	360	35	418
Total assets	$1,631	$38,213	$2,229	$42,073
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

December 31, 2010				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,407	$624	$21,031
States, municipalities and political subdivisions	—	7,623	266	7,889
Asset-backed:
Residential mortgage-backed	—	5,323	767	6,090
Commercial mortgage-backed	—	920	73	993
Other asset-backed	—	404	359	763
Total asset-backed	—	6,647	1,199	7,846
U.S. Treasury and obligations of government-sponsored enterprises	76	61	—	137
Foreign government	115	505	—	620
Redeemable preferred stock	3	48	3	54
Total fixed maturity securities	194	35,291	2,092	37,577
Equity securities	288	126	26	440
Derivative and other financial instruments, included in Other invested assets	—	—	27	27
Short term investments	1,214	974	27	2,215
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	11	60	—	71
Separate account business	28	381	41	450
Total assets	$1,735	$36,832	$2,342	$40,909
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010.

Level 3 (In millions)	Balance at July 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$812	$(7)	$(3)	$113	$(107)	$(47)	$12	$(154)	$619	$(10)
States, municipalities and political subdivisions	179	—	—	3	—	—	—	—	182	—
Asset-backed:
Residential mortgage-backed	687	1	(5)	73	(81)	(13)	—	(31)	631	—
Commercial mortgage-backed	95	—	(7)	76	—	—	—	(5)	159	—
Other asset-backed	491	(5)	(6)	114	(105)	(25)	2	(37)	429	(4)
Total asset-backed	1,273	(4)	(18)	263	(186)	(38)	2	(73)	1,219	(4)
Total fixed maturity securities	2,264	(11)	(21)	379	(293)	(85)	14	(227)	2,020	(14)
Equity securities	36	—	—	—	(1)	—	—	(3)	32	—
Derivative and other financial instruments, net	9	(1)	—	1	—	—	—	—	9	—
Short term investments	6	—	—	—	—	—	—	—	6	—
Life settlement contracts	129	11	—	—	—	(15)	—	—	125	(1)
Separate account business	37	—	—	—	(2)	—	—	—	35	—
Total	$2,481	$(1)	$(21)	$380	$(296)	$(100)	$14	$(230)	$2,227	$(15)

Level 3 (In millions)	Balance at July 1, 2010	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases, sales, issuances and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2010	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2010 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$718	$1	$18	$(83)	$—	$(54)	$600	$(1)
States, municipalities and political subdivisions	539	—	3	(84)	—	—	458	—
Asset-backed:
Residential mortgage-backed	659	1	(9)	(5)	—	—	646	—
Commercial mortgage-backed	95	—	3	—	—	(20)	78	—
Other asset-backed	306	(1)	7	(66)	—	—	246	—
Total asset-backed	1,060	—	1	(71)	—	(20)	970	—
Redeemable preferred stock	1	—	—	—	—	—	1	—
Total fixed maturity securities	2,318	1	22	(238)	—	(74)	2,029	(1)
Equity securities	4	(3)	—	15	6	—	22	(4)
Derivative financial instruments, net	(2)	2	—	25	—	—	25	2
Short term investments	11	—	—	2	—	(11)	2	—
Life settlement contracts	134	8	—	(6)	—	—	136	4
Separate account business	37	—	—	4	—	—	41	—
Total	$2,502	$8	$22	$(198)	$6	$(85)	$2,255	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010.

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$624	$(5)	$(6)	$459	$(157)	$(144)	$52	$(204)	$619	$(11)
States, municipalities and political subdivisions	266	—	—	3	—	(87)	—	—	182	—
Asset-backed:
Residential mortgage-backed	767	(11)	9	170	(164)	(54)	—	(86)	631	(15)
Commercial mortgage-backed	73	3	11	81	(4)	—	—	(5)	159	—
Other asset-backed	359	—	(6)	441	(236)	(80)	2	(51)	429	(4)
Total asset-backed	1,199	(8)	14	692	(404)	(134)	2	(142)	1,219	(19)
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	(10)	5	1,154	(564)	(365)	54	(346)	2,020	(30)
Equity securities	26	(2)	(1)	19	(12)	—	5	(3)	32	(3)
Derivative and other financial instruments, net	25	2	—	1	(19)	—	—	—	9	1
Short term investments	27	—	—	12	—	(23)	—	(10)	6	—
Life settlement contracts	129	20	—	—	—	(24)	—	—	125	2
Separate account business	41	—	—	—	(6)	—	—	—	35	—
Total	$2,340	$10	$4	$1,186	$(601)	$(412)	$59	$(359)	$2,227	$(30)

Level 3 (In millions)	Balance at January 1, 2010	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases, sales, issuances and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2010	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2010 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$609	$10	$56	$29	$23	$(127)	$600	$(2)
States, municipalities and political subdivisions	756	—	9	(307)	—	—	458	—
Asset-backed:
Residential mortgage-backed	629	(7)	20	50	—	(46)	646	(10)
Commercial mortgage-backed	123	(1)	1	6	7	(58)	78	(2)
Other asset-backed	348	3	29	(89)	—	(45)	246	(1)
Total asset-backed	1,100	(5)	50	(33)	7	(149)	970	(13)
Redeemable preferred stock	2	6	—	(7)	—	—	1	—
Total fixed maturity securities	2,467	11	115	(318)	30	(276)	2,029	(15)
Equity securities	11	(4)	—	14	8	(7)	22	(5)
Derivative financial instruments, net	(11)	1	—	35	—	—	25	2
Short term investments	—	—	—	12	1	(11)	2	—
Life settlement contracts	130	25	—	(19)	—	—	136	11
Discontinued operations investments	16	—	1	(2)	—	(15)	—	—
Separate account business	38	—	—	3	—	—	41	—
Total	$2,651	$33	$116	$(275)	$39	$(309)	$2,255	$(7)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Notes receivable for the issuance of common stock	$22	$20	$26	$26
Mortgage loans	204	214	87	86
Financial liabilities
Premium deposits and annuity contracts	$108	$110	$104	$105
Short term debt	100	104	400	411
Long term debt	2,538	2,690	2,251	2,376
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $50 million and $205 million for the three and nine months ended September 30, 2011. Catastrophe losses in 2011 related primarily to domestic storms, Hurricane Irene and the Japanese event. The Company reported catastrophe losses, net of reinsurance, of $12 million and $100 million for the three and nine months ended September 30, 2010 for events occurring in those periods.

A&EP Reserves
On August 31, 2010, CCC together with several of the Company's insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company's legacy A&EP liabilities were ceded to NICO.
Under the terms of the NICO transaction, effective January 1, 2010 the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion (Loss Portfolio Transfer). Included in the $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves was approximately $90 million of net claim and allocated claim adjustment expense reserves relating to the Company's discontinued operations. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third party reinsurance related to these liabilities.
The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million (net of an allowance of $100 million for uncollectible reinsurance receivables on billed third party reinsurance receivables, as discussed further below). As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to the Company. This $2.2 billion will be reduced by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO's performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to the Company's A&EP claims.
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

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core.
Net Prior Year Development

Three months ended September 30, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$(42)	$11	$(36)
Pretax (favorable) unfavorable premium development	(26)	(11)	1	(36)
Total pretax (favorable) unfavorable net prior year development	$(31)	$(53)	$12	$(72)
Net Prior Year Development

Three months ended September 30, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(65)	$(26)	$2	$(89)
Pretax (favorable) unfavorable premium development	(2)	(2)	—	(4)
Total pretax (favorable) unfavorable net prior year development	$(67)	$(28)	$2	$(93)
Net Prior Year Development

Nine months ended September 30, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(72)	$(99)	$5	$(166)
Pretax (favorable) unfavorable premium development	(34)	21	—	(13)
Total pretax (favorable) unfavorable net prior year development	$(106)	$(78)	$5	$(179)
Net Prior Year Development

Nine months ended September 30, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(215)	$(229)	$5	$(439)
Pretax (favorable) unfavorable premium development	(5)	54	(3)	46
Total pretax (favorable) unfavorable net prior year development	$(220)	$(175)	$2	$(393)
For the three and nine months ended September 30, 2011, favorable premium development was recorded for CNA Specialty primarily due to changes in estimates of exposures in medical professional liability tail coverages.
For the nine months ended September 30, 2011, unfavorable premium development for CNA Commercial was recorded due to a further reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.
For the nine months ended September 30, 2010, unfavorable premium development for CNA Commercial was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and nine months ended September 30, 2011 and 2010.

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(18)	$4	$(52)	$(44)
Other Professional Liability	1	(28)	(20)	(116)
Surety	1	(38)	(2)	(49)
Warranty	—	—	(12)	—
Other	11	(3)	14	(6)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$(65)	$(72)	$(215)
Three Month Comparison
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses and physicians in accident years 2008 and prior.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers' compensation coverages in accident years 2009 and 2010.
2010
Favorable development for other professional liability was recorded in errors & omissions and directors & officers' coverages primarily due to reviews of large claims in accident years 2007 and prior.
Favorable development for surety coverages was primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.
Nine Month Comparison
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses, physicians, and primary institutions in accident years 2008 and prior.
Favorable development for other professional liability was driven by better than expected loss emergence in the life agents coverages.
Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss policy covering the Company's non-insurance warranty subsidiary.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers' compensation coverages in accident years 2009 and 2010.

2010
Overall, favorable development for medical professional liability was primarily due to lower than expected frequency of large losses, primarily in accident years 2007 and prior. Additionally, unfavorable development in accident years 2008 and 2009 was due to increased frequency of large losses related to medical products.
Overall, favorable development for other professional liability was recorded primarily in accident years 2007 and prior in errors & omissions and directors & officers' coverages due to several factors, including reduced frequency of large claims and the result of reviews of large claims. Additionally, unfavorable development for other professional liability was recorded in accident years 2008 and 2009 in employment practices liability and errors & omissions coverages, driven by the economic recession and higher unemployment.
Favorable development for surety coverages was primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and lower than expected claim emergence in accident years 2007 and prior.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three and nine months ended September 30, 2011 and 2010.

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$(2)	$(1)	$(36)	$(71)
General Liability	4	(29)	26	(71)
Workers Compensation	3	39	39	39
Property and Other	(47)	(35)	(128)	(126)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(42)	$(26)	$(99)	$(229)
Three Month Comparison
2011
Overall, unfavorable development for workers' compensation was related to increased medical severity and higher adjusting and other payments in accident years 2008 and subsequent. Additionally, favorable development for workers' compensation was due to reduced indemnity severity in accident years 2002 and prior.
Favorable development for property and other coverages was due to decreased frequency of large losses in accident year 2010 and favorable loss emergence related to non-catastrophe claims in accident years 2010 and prior.
2010
Overall, favorable development for general liability coverages was primarily due to better than expected loss emergence in accident years 2006 and prior in the small and middle markets business. Additionally, unfavorable development for other liability coverages was primarily due to increased frequency in accident years 2004 and prior in excess workers' compensation.
Unfavorable development for workers' compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors, primarily in accident years 2008 and prior.
Favorable development was recorded for property and other coverages. Favorable property and marine development primarily reflects decreased claim frequency in accident years 2008 and 2009, and lower than expected severity for marine excess liability in accident years 2005 and prior.
Nine Month Comparison
2011
Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.
The unfavorable development in the general liability coverages was primarily due to two large claim outcomes on umbrella claims in accident year 2001.
Unfavorable development for workers' compensation was related to increased medical severity and higher adjusting and other payments in accident years 2008 and subsequent.
Favorable development for property and other coverages was due to decreased frequency of large losses in commercial multi-peril coverages primarily in accident year 2010, a favorable settlement on an individual equipment breakdown claim in accident year 2003, favorable loss emergence related to catastrophe claims in accident year 2008 and favorable loss emergence related to non-catastrophe claims in accident years 2010 and prior.

2010
Favorable development for commercial auto coverages was primarily due to decreased frequency and severity trends in accident years 2009 and prior.
Overall, favorable development for general liability and umbrella coverages was primarily due to better than expected loss emergence in accident years 2006 and prior. Additionally, unfavorable development was primarily driven by increased claim frequency in accident years 2004 and prior for excess workers' compensation and in accident years 2008 and 2009 for a portion of the Company's primary casualty surplus lines coverages.
Unfavorable development for workers' compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors primarily in accident years 2008 and prior.
Favorable development was recorded for property and other coverages. Favorable catastrophe development was due to favorable incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to lower than expected severity in accident years 2009 and prior. Favorable marine development primarily reflects decreased claim frequency in accident years 2008 and 2009, and lower than expected severity for marine excess liability in accident years 2005 and prior.

Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs' consolidated class action complaint alleged bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance. After various motions and preliminary court rulings providing for further proceedings, all parties executed final settlement documents and the plaintiffs filed a motion for preliminary approval of the settlement in May 2011. In June 2011, the Court entered an order preliminarily approving the settlement. A fairness hearing was held in September 2011 to determine final approval of the settlement. The Court took the matter under advisement and will issue a ruling in due course. As currently structured, the settlement will not have a material impact on the Company's results of operations. In addition, the Company does not believe it has any material ongoing exposure relating to this matter.
Other Litigation
The Company is also a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the operations or financial condition of the Company.

Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Pension cost
Service cost	$3	$5	$10	$13
Interest cost on projected benefit obligation	37	38	110	112
Expected return on plan assets	(44)	(41)	(130)	(122)
Amortization of net actuarial loss	7	6	19	18
Net periodic pension cost	$3	$8	$9	$21

Postretirement benefit
Service cost	$—	$—	$—	$1
Interest cost on projected benefit obligation	1	2	3	6
Amortization of prior service credit	(5)	(4)	(14)	(12)
Amortization of net actuarial loss	—	—	—	1
Net periodic postretirement benefit	$(4)	$(2)	$(11)	$(4)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at September 30, 2011 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $142 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $35 million at September 30, 2011, were $24 million in 2011, $3 million in 2012, and $8 million thereafter.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $719 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2011, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of September 30, 2011 and December 31, 2010, the Company had recorded liabilities of approximately $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note J. Business Segments

The Company's core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2010. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intrasegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Net operating income (loss) is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
September 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$741	$848	$142	$2	$(1)	$1,732
Net investment income	85	115	190	4	—	394
Other revenues	56	14	6	—	—	76
Total operating revenues	882	977	338	6	(1)	2,202
Claims, Benefits and Expenses
Net incurred claims and benefits	485	583	332	(1)	—	1,399
Policyholders’ dividends	(4)	3	2	—	—	1
Amortization of deferred acquisition costs	170	181	5	—	—	356
Other insurance related expenses	51	106	36	1	(1)	193
Other expenses	48	10	2	42	—	102
Total claims, benefits and expenses	750	883	377	42	(1)	2,051
Operating income (loss) from continuing operations before income tax	132	94	(39)	(36)	—	151
Income tax (expense) benefit on operating income (loss)	(48)	(47)	25	11	—	(59)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)
Net operating income (loss) from continuing operations attributable to CNA	84	46	(14)	(25)	—	91
Net realized investment losses, net of participating policyholders’ interests	(8)	(15)	(4)	—	—	(27)
Income tax benefit on net realized investment losses	3	5	1	1	—	10
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1
Net realized investment gains (losses) attributable to CNA	(5)	(9)	(3)	1	—	(16)
Net income (loss) from continuing operations attributable to CNA	$79	$37	$(17)	$(24)	$—	$75

Three months ended
September 30, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$679	$819	$145	$3	$(1)	$1,645
Net investment income	148	216	182	35	—	581
Other revenues	57	15	4	(1)	—	75
Total operating revenues	884	1,050	331	37	(1)	2,301
Claims, Benefits and Expenses
Net incurred claims and benefits	393	578	354	12	—	1,337
Policyholders’ dividends	2	4	1	—	—	7
Amortization of deferred acquisition costs	162	183	6	—	—	351
Other insurance related expenses	45	104	41	9	(1)	198
Other expenses	47	14	7	569	—	637
Total claims, benefits and expenses	649	883	409	590	(1)	2,530
Operating income (loss) from continuing operations before income tax	235	167	(78)	(553)	—	(229)
Income tax (expense) benefit on operating income (loss)	(80)	(54)	23	198	—	87
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(11)	(5)	—	—	—	(16)
Net operating income (loss) from continuing operations attributable to CNA	144	108	(55)	(355)	—	(158)
Net realized investment gains, net of participating policyholders’ interests	15	21	20	6	—	62
Income tax expense on net realized investment gains	(6)	(8)	(7)	(2)	—	(23)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1
Net realized investment gains attributable to CNA	9	14	13	4	—	40
Net income (loss) from continuing operations attributable to CNA	$153	$122	$(42)	$(351)	$—	$(118)

Nine months ended
September 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$2,098	$2,418	$427	$1	$(2)	$4,942
Net investment income	371	569	567	24	—	1,531
Other revenues	164	40	6	4	—	214
Total operating revenues	2,633	3,027	1,000	29	(2)	6,687
Claims, Benefits and Expenses
Net incurred claims and benefits	1,333	1,807	985	—	—	4,125
Policyholders’ dividends	(4)	5	5	—	—	6
Amortization of deferred acquisition costs	495	539	17	—	—	1,051
Other insurance related expenses	147	291	108	4	(2)	548
Other expenses	140	37	14	129	—	320
Total claims, benefits and expenses	2,111	2,679	1,129	133	(2)	6,050
Operating income (loss) from continuing operations before income tax	522	348	(129)	(104)	—	637
Income tax (expense) benefit on operating income (loss)	(182)	(129)	78	34	—	(199)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(3)	—	—	—	(15)
Net operating income (loss) from continuing operations attributable to CNA	328	216	(51)	(70)	—	423
Net realized investment gains (losses), net of participating policyholders’ interests	7	13	(7)	(12)	—	1
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(4)	2	5	—	1
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	5	9	(5)	(7)	—	2
Net income (loss) from continuing operations attributable to CNA	$333	$225	$(56)	$(77)	$—	$425

September 30, 2011
(In millions)
Reinsurance receivables	$874	$1,850	$1,411	$2,687	$—	$6,822
Insurance receivables	$650	$1,161	$8	$9	$—	$1,828
Deferred acquisition costs	$351	$338	$94	$—	$—	$783
Insurance reserves
Claim and claim adjustment expenses	$7,000	$12,116	$2,748	$3,167	$—	$25,031
Unearned premiums	1,639	1,604	144	—	(1)	3,386
Future policy benefits	—	—	9,258	—	—	9,258
Policyholders’ funds	16	10	150	—	—	176

Nine months ended
September 30, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$1,998	$2,432	$436	$5	$(3)	$4,868
Net investment income	420	621	531	120	—	1,692
Other revenues	162	49	10	5	—	226
Total operating revenues	2,580	3,102	977	130	(3)	6,786
Claims, Benefits and Expenses
Net incurred claims and benefits	1,115	1,668	949	48	—	3,780
Policyholders’ dividends	6	11	2	—	—	19
Amortization of deferred acquisition costs	471	552	15	—	—	1,038
Other insurance related expenses	139	318	137	10	(3)	601
Other expenses	141	42	13	641	—	837
Total claims, benefits and expenses	1,872	2,591	1,116	699	(3)	6,275
Operating income (loss) from continuing operations before income tax	708	511	(139)	(569)	—	511
Income tax (expense) benefit on operating income (loss)	(238)	(165)	67	204	—	(132)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(30)	(15)	—	—	—	(45)
Net operating income (loss) from continuing operations attributable to CNA	440	331	(72)	(365)	—	334
Net realized investment gains, net of participating policyholders’ interests	60	30	15	20	—	125
Income tax expense on net realized investment gains	(21)	(17)	(7)	(6)	—	(51)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1
Net realized investment gains attributable to CNA	39	14	8	14	—	75
Net income (loss) from continuing operations attributable to CNA	$479	$345	$(64)	$(351)	$—	$409

December 31, 2010
(In millions)
Reinsurance receivables	$906	$1,973	$1,502	$2,823	$—	$7,204
Insurance receivables	$654	$1,050	$9	$4	$—	$1,717
Deferred acquisition costs	$330	$315	$434	$—	$—	$1,079
Insurance reserves
Claim and claim adjustment expenses	$6,793	$12,522	$2,739	$3,442	$—	$25,496
Unearned premiums	1,543	1,526	132	2	—	3,203
Future policy benefits	—	—	8,718	—	—	8,718
Policyholders’ funds	16	13	144	—	—	173

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
CNA Specialty
International	$54	$51	$159	$150
Professional & Management Liability	623	650	1,909	1,915
Surety	123	124	353	357
Warranty & Alternative Risks	74	74	219	218
CNA Specialty revenues	874	899	2,640	2,640
CNA Commercial
CNA Select Risk	65	69	203	195
Commercial Insurance	622	737	2,015	2,147
International	133	123	390	367
Small Business	142	142	432	423
CNA Commercial revenues	962	1,071	3,040	3,132
Life & Group Non-Core
Health	274	276	818	796
Life & Annuity	55	69	170	185
Other	5	6	5	11
Life & Group Non-Core revenues	334	351	993	992
Corporate & Other Non-Core revenues	6	43	17	150
Eliminations	(1)	(1)	(2)	(3)
Total revenues	$2,175	$2,363	$6,688	$6,911

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
Agreement to Cede Asbestos and Environmental Pollution (A&EP) Liabilities to National Indemnity Company (NICO)
As further discussed in Note F of the Condensed Consolidated Financial Statements included under Part I, Item 1, on August 31, 2010, we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of our legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer). We recognized an after-tax net loss of $365 million in the third quarter of 2010, of which $344 million related to our continuing operations and $21 million related to our discontinued operations.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Operating Revenues
Net earned premiums	$1,732	$1,645	$4,942	$4,868
Net investment income	394	581	1,531	1,692
Other revenues	76	75	214	226
Total operating revenues	2,202	2,301	6,687	6,786
Claims, Benefits and Expenses
Net incurred claims and benefits	1,399	1,337	4,125	3,780
Policyholders’ dividends	1	7	6	19
Amortization of deferred acquisition costs	356	351	1,051	1,038
Other insurance related expenses	193	198	548	601
Other expenses	102	637	320	837
Total claims, benefits and expenses	2,051	2,530	6,050	6,275
Operating income (loss) from continuing operations before income tax	151	(229)	637	511
Income tax (expense) benefit on operating income (loss)	(59)	87	(199)	(132)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(1)	(16)	(15)	(45)
Net operating income (loss) from continuing operations attributable to CNA	91	(158)	423	334
Net realized investment gains (losses), net of participating policyholders’ interests	(27)	62	1	125
Income tax (expense) benefit on net realized investment gains (losses)	10	(23)	1	(51)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	1	1	—	1
Net realized investment gains (losses) attributable to CNA	(16)	40	2	75
Income (loss) from continuing operations attributable to CNA	75	(118)	425	409
Income (loss) from discontinued operations attributable to CNA	—	(22)	(1)	(21)
Net income (loss) attributable to CNA	$75	$(140)	$424	$388
Three Month Comparison
Net results increased $215 million for the three months ended September 30, 2011 as compared with the same period in 2010, due primarily to a loss in 2010 associated with the Loss Portfolio Transfer. Excluding the loss associated with the Loss Portfolio Transfer, net income decreased $150 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was primarily driven by significantly unfavorable limited partnership results. On a pretax basis, limited partnerships produced a loss of $93 million for the three months ended September 30, 2011, as compared to income of $68 million for the three months ended September 30, 2010.
Net realized investment results decreased $56 million for the three months ended September 30, 2011 as compared with the same period in 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating results increased $249 million for the three months ended September 30, 2011 as compared with the same period in 2010. Excluding the loss associated with the Loss Portfolio Transfer, net operating income decreased $95 million for the three months ended September 30, 2011 as compared with the same period in 2010. Net operating income decreased $122 million for our core segments, CNA Specialty and CNA Commercial. This decrease was due to decreased net investment income, reflecting the unfavorable results from limited partnerships as discussed above, and higher catastrophe losses. Catastrophe losses were $32 million after-tax for the three months ended September 30, 2011 as compared to $8 million after-tax for the same period in 2010. Net operating results improved $27 million for our non-core segments, primarily due to the favorable period over period impact of a $39 million pretax and after-tax increase to payout annuity benefit reserves recorded in 2010.
Favorable net prior year development of $72 million and $93 million was recorded for the three months ended September 30, 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended September 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net loss from discontinued operations for the three months ended September 30, 2010 was primarily due to the loss associated with the Loss Portfolio Transfer.
Nine Month Comparison
Net income increased $36 million for the nine months ended September 30, 2011 as compared with the same period in 2010. Excluding the loss associated with the Loss Portfolio Transfer, net income decreased $329 million for the nine months ended September 30, 2011 as compared with the same period in 2010, due to lower net operating income and decreased net realized investment gains.
Net realized investment gains decreased $73 million for the nine months ended September 30, 2011 as compared with the same period in 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $89 million for the nine months ended September 30, 2011 as compared with the same period in 2010. Excluding the loss associated with the Loss Portfolio Transfer, net operating income decreased $255 million for the nine months ended September 30, 2011 as compared with the same period in 2010. Net operating income decreased $227 million for our core segments, CNA Specialty and CNA Commercial, primarily due to the same reasons as discussed above in the three month comparison, as well as a lower level of favorable net prior year development. Catastrophe losses were $133 million after-tax for the nine months ended September 30, 2011 as compared to $65 million after-tax for the same period in 2010. Expenses in 2010 were unfavorably impacted by costs associated with our Information Technology (IT) Transformation as discussed below. Net operating results decreased $28 million for our non-core segments, as further discussed in the Life & Group Non-Core and Corporate & Other Non-Core sections in this MD&A.
In 2010 we commenced a program to significantly transform our IT organization and delivery model. A key initiative was moving to a managed services model which involved outsourcing our infrastructure and application development functions to selected vendors that possess proven skills and scale. The IT Transformation is expected to improve both the efficiency and effectiveness of IT delivery in support of our businesses. Total costs of the program were $37 million, of which $36 million were incurred in 2010. The costs by reportable segment for the nine months ended September 30, 2010 were as follows.
IT Transformation Costs by Segment

Nine months ended September 30
(In millions)	2010
CNA Specialty	$7
CNA Commercial	15
Life & Group Non-Core	9
Corporate & Other Non-Core	3
Total IT Transformation Costs	$34

The savings resulting from this program are being reinvested in IT and other property and casualty underwriting areas necessary to support our business strategies.
Favorable net prior year development of $179 million and $393 million was recorded for the nine months ended September 30, 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the nine months ended September 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net loss from discontinued operations for the nine months ended September 30, 2010 was primarily due to the loss associated with the Loss Portfolio Transfer.

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
CNA SPECIALTY
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2011	2010	2011	2010
Net written premiums	$750	$706	$2,172	$2,009
Net earned premiums	741	679	2,098	1,998
Net investment income	85	148	371	420
Net operating income	84	144	328	440
Net realized investment gains (losses), after-tax	(5)	9	5	39
Net income	79	153	333	479
Ratios
Loss and loss adjustment expense	65.5%	57.8%	63.6%	55.8%
Expense	29.8	30.4	30.5	30.5
Dividend	(0.6)	0.3	(0.2)	0.3
Combined	94.7%	88.5%	93.9%	86.6%
Three Month Comparison
Net written premiums for CNA Specialty increased $44 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily driven by new business. Net earned premiums increased $62 million as compared to the same period in 2010, consistent with increases in net written premiums in recent quarters and favorable premium development in 2011.
CNA Specialty's average rate was flat for the three months ended September 30, 2011, as compared to a decrease of 3% for the three months ended September 30, 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.
Net income decreased $74 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income and decreased net realized investment results.
Net operating income decreased $60 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily due to decreased net investment income and a lower level of favorable net prior year development.
The combined ratio increased 6.2 points for the three months ended September 30, 2011 as compared with the same period in 2010. The loss ratio increased 7.7 points, primarily due to a lower level of favorable net prior year development as well as the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio was unfavorably affected by the loss cost trend that exceeded earned rate levels. The expense ratio improved 0.6 points, due to the favorable impact of the higher net earned premium base.
Favorable net prior year development of $31 million and $67 million was recorded for the three months ended September 30, 2011 and 2010. Further information on CNA Specialty's net prior year development for the three months ended September 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Specialty increased $163 million and net earned premiums increased $100 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
CNA Specialty's average rate was flat for the nine months ended September 30, 2011, as compared to a decrease of 2% for the nine months ended September 30, 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.
Net income decreased $146 million and net operating income decreased $112 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
The combined ratio increased 7.3 points for the nine months ended September 30, 2011 as compared with the same period in 2010. The loss ratio increased 7.8 points, primarily due to a lower level of favorable net prior year development as well as the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio was unfavorably affected by the loss cost trend that exceeded earned rate levels.
Favorable net prior year development of $106 million and $220 million was recorded for the nine months ended September 30, 2011 and 2010. Further information on CNA Specialty's net prior year development for the nine months ended September 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2011 and December 31, 2010 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2011	December 31, 2010
Gross Case Reserves	$2,472	$2,341
Gross IBNR Reserves	4,528	4,452
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,000	$6,793
Net Case Reserves	$2,110	$1,992
Net IBNR Reserves	4,039	3,926
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,149	$5,918

CNA COMMERCIAL
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2011	2010	2011	2010
Net written premiums	$836	$763	$2,544	$2,430
Net earned premiums	848	819	2,418	2,432
Net investment income	115	216	569	621
Net operating income	46	108	216	331
Net realized investment gains (losses), after-tax	(9)	14	9	14
Net income	37	122	225	345
Ratios
Loss and loss adjustment expense	68.7%	70.3%	74.7%	68.5%
Expense	33.9	35.1	34.4	35.8
Dividend	0.4	0.4	0.2	0.4
Combined	103.0%	105.8%	109.3%	104.7%
Three Month Comparison
Net written premiums for CNA Commercial increased $73 million for the three months ended September 30, 2011 as compared with the same period in 2010. This increase was driven by continued positive rate achievement, improved economic conditions reflected in insured exposures, as well as improved reinsurance costs and new business levels in certain business lines. Net earned premiums increased $29 million for the three months ended September 30, 2011 as compared with the same period in 2010, consistent with modest increases in net written premiums in recent quarters.
CNA Commercial's average rate increased 2% for the three months ended September 30, 2011, and was flat for the three months ended September 30, 2010 for the policies that renewed in each period. Retention of 79% and 81% were achieved in each period.
Net income decreased $85 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was due to lower net operating income and decreased net realized investment results.
Net operating income decreased $62 million for the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was primarily due to lower net investment income and higher catastrophe losses, partially offset by improved non-catastrophe current accident year underwriting results and increased favorable net prior year development. Additionally, income tax expense of $22 million was recorded due to an increase in the tax rate applicable to the undistributed earnings of a 50% owned subsidiary now under contract for sale. Previously, it was anticipated that a dividend rate would be applicable to these undistributed earnings. A modest realized gain will be recognized in the fourth quarter upon closing of the sale.
The combined ratio improved 2.8 points for the three months ended September 30, 2011 as compared with the same period in 2010. The loss ratio improved 1.6 points, primarily due to increased favorable net prior year development and an improved current accident year non-catastrophe loss ratio, partially offset by higher catastrophe losses. Catastrophe losses were $46 million, or 5.5 points of the loss ratio, for the three months ended September 30, 2011, as compared to $11 million, or 1.4 points of the loss ratio, for the same period in 2010. The expense ratio improved 1.2 points, primarily due to the favorable period over period impact of changes in estimates for insurance-related assessments recorded in 2010.
Favorable net prior year development of $53 million and $28 million was recorded for the three months ended September 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the three months ended September 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Commercial increased $114 million for the nine months ended September 30, 2011, primarily due to the same reasons discussed above in the three month comparison.
CNA Commercial's average rate increased 2% for the nine months ended September 30, 2011, as compared with an increase of 1% for the nine months ended September 30, 2010 for the policies that renewed in each period. Retention of 79% was achieved in each period.
Net income decreased $120 million for the nine months ended September 30, 2011 as compared with the same period in 2010, due to the same reasons discussed above in the three month comparison.
Net operating income decreased $115 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to higher catastrophe losses, a lower level of favorable net prior year development, lower net investment income, as well as the tax expense item discussed above in the three month comparison. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results, including lower expenses. In 2010, expenses were unfavorably impacted by IT transformation costs.
The combined ratio increased 4.6 points for the nine months ended September 30, 2011 as compared with the same period in 2010. The loss ratio increased 6.2 points, due to a lower level of favorable net prior year development and higher catastrophe losses, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $195 million, or 8.1 points of the loss ratio, for the nine months ended September 30, 2011, as compared to $94 million, or 3.9 points of the loss ratio, for the same period in 2010.
The expense ratio improved 1.4 points for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years and the impact of IT Transformation costs incurred in the first quarter of 2010.
Favorable net prior year development of $78 million and $175 million was recorded for the nine months ended September 30, 2011 and 2010. Further information on CNA Commercial net prior year development for the nine months ended September 30, 2011 and 2010 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2011 and December 31, 2010 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2011	December 31, 2010
Gross Case Reserves	$6,381	$6,390
Gross IBNR Reserves	5,735	6,132
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,116	$12,522
Net Case Reserves	$5,445	$5,349
Net IBNR Reserves	4,948	5,292
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,393	$10,641

LIFE & GROUP NON-CORE
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Net earned premiums	$142	$145	$427	$436
Net investment income	190	182	567	531
Net operating loss	(14)	(55)	(51)	(72)
Net realized investment gains (losses), after-tax	(3)	13	(5)	8
Net loss	(17)	(42)	(56)	(64)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $3 million for the three months ended September 30, 2011 as compared with the same period in 2010. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss decreased $25 million for the three months ended September 30, 2011 as compared with the same period in 2010. This improvement was primarily due to a $39 million pretax and after-tax increase to payout annuity benefit reserves recognized during the third quarter of 2010, resulting from unlocking assumptions due to loss recognition. Lower expenses also contributed to this improvement. These favorable impacts were partially offset by unfavorable realized investment results and unfavorable performance on our remaining pension deposit business.
Certain of the separate account investment contracts related to our pension deposit business guarantee principal and an annual minimum rate of interest, for which we may record an additional pretax liability in Policyholders' funds based on the results of the investments supporting this business. During the third quarter of 2011, we increased this pretax liability by $6 million. During the third quarter of 2010, we decreased this pretax liability by $7 million.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $9 million for the nine months ended September 30, 2011 as compared with the same period in 2010.
Net loss decreased $8 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison. In 2010, expenses were unfavorably impacted by IT transformation costs. These impacts were partially offset by a $15 million after-tax favorable impact in 2010 of reserve development arising from a commutation of an assumed reinsurance agreement.
We increased the pretax liability related to our pension deposit business, as discussed above, by $4 million during the nine months ended September 30, 2011 and decreased this pretax liability by $26 million during the nine months ended September 30, 2010. As of September 30, 2011, the remaining additional liability in Policyholders' funds for these separate account investment contracts was $6 million.

CORPORATE & OTHER NON-CORE
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intrasegment eliminations.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Net investment income	$4	$35	$24	$120
Net operating loss	(25)	(355)	(70)	(365)
Net realized investment gains (losses), after-tax	1	4	(7)	14
Net loss	(24)	(351)	(77)	(351)
Three Month Comparison
Net loss decreased $327 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily driven by the after-tax net loss of $344 million as a result of the Loss Portfolio Transfer consummated in the third quarter of 2010, as previously discussed in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1. As a result of that transaction, the investment income allocated to the Corporate & Other Non-Core segment decreased because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling.
Additionally, the decrease in net loss was driven by a $15 million pretax release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate. This was partially offset by decreased net realized investment results and higher interest expense. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of our preferred stock.
Unfavorable net prior year development of $12 million was recorded for the three months ended September 30, 2011, compared to unfavorable net prior year development of $2 million for the same period of 2010.
Nine Month Comparison
Net loss decreased $274 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily due to the same reasons discussed above in the three month comparison.
Unfavorable net prior year development of $5 million was recorded for the nine months ended September 30, 2011, compared to unfavorable net prior year development of $2 million for the same period of 2010.
The following table summarizes the gross and net carried reserves as of September 30, 2011 and December 31, 2010 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2011	December 31, 2010
Gross Case Reserves	$1,337	$1,430
Gross IBNR Reserves	1,830	2,012
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,167	$3,442
Net Case Reserves	$356	$461
Net IBNR Reserves	265	257
Total Net Carried Claim and Claim Adjustment Expense Reserves	$621	$718

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities	$494	$511	$1,505	$1,540
Short term investments	2	2	6	13
Limited partnership investments	(93)	68	32	136
Equity securities	4	7	16	26
Mortgage loans	2	1	6	1
Trading portfolio	(1)	4	5	10
Other	1	2	6	7
Gross investment income	409	595	1,576	1,733
Investment expense	(15)	(14)	(45)	(41)
Net investment income	$394	$581	$1,531	$1,692
Net investment income for the three months ended September 30, 2011 decreased $187 million as compared with the same period in 2010. The decrease was primarily driven by a significant decrease in limited partnership results as well as lower fixed maturity security income. Limited partnership results were adversely impacted by negative equity market returns, widening credit spreads and overall capital market volatility. Limited partnership investments generally present greater volatility, higher illiquidity and greater risk than fixed income investments. The decrease in fixed maturity security income was driven primarily by a decline in the effective income yield of the portfolio.
Net investment income for the nine months ended September 30, 2011 decreased $161 million as compared with the same period in 2010. The decrease was primarily due to the same reasons discussed above in the three month comparison.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.5% and 5.6% for the nine months ended September 30, 2011 and 2010. Tax-exempt municipal bonds generated $60 million and $174 million of net investment income for the three and nine months ended September 30, 2011, compared with $61 million and $207 million of net investment income for the same periods in 2010.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2011	2010	2011	2010
Fixed maturity securities:
Corporate and other bonds	$(28)	$47	$63	$110
States, municipalities and political subdivisions	13	7	3	15
Asset-backed	(15)	22	(62)	32
U.S. Treasury and obligations of government-sponsored enterprises	—	—	1	4
Foreign government	1	—	3	1
Redeemable preferred stock	—	—	3	7
Total fixed maturity securities	(29)	76	11	169
Equity securities	(1)	(17)	(3)	(42)
Derivative securities	1	(1)	—	(1)
Short term investments and other	2	4	(7)	(1)
Net realized investment gains (losses), net of participating policyholders’ interests	(27)	62	1	125
Income tax (expense) benefit on net realized investment gains (losses)	10	(23)	1	(51)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	1	1	—	1
Net realized investment gains (losses) attributable to CNA	$(16)	$40	$2	$75
Net realized investment results decreased $56 million and $73 million for the three and nine months ended September 30, 2011 compared with the same periods in 2010. Results for the nine months ended September 30, 2011 include a $6 million after-tax loss on the early extinguishment of debt. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% and 91% of which were rated as investment grade (rated BBB- or higher) at September 30, 2011 and December 31, 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

(In millions)	September 30, 2011%		December 31, 2010%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,427	11%	$4,003	11%
AAA rated	3,795	10	3,950	10
AA and A rated	17,663	45	15,665	42
BBB rated	10,213	26	10,425	28
Non-investment grade	3,358	8	3,534	9
Total	$39,456	100%	$37,577	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,402 million and $3,490 million at September 30, 2011 and December 31, 2010. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

(In millions)	September 30, 2011%		December 31, 2010%
BB	$1,491	44%	$1,492	42%
B	958	29	1,163	33
CCC — C	803	24	801	23
D	106	3	78	2
Total	$3,358	100%	$3,534	100%
At September 30, 2011 and December 31, 2010, approximately 98% of the fixed maturity portfolio was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or internally.
The fair value of fixed maturity and equity securities that trade in illiquid private placement markets at September 30, 2011 was $280 million, which represents approximately 0.6% of our total investment portfolio. These securities were in a net unrealized gain position of $8 million at September 30, 2011.
The gross unrealized loss on available-for-sale fixed maturity securities was $546 million at September 30, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

	Percent of Fair Value	Percent of Unrealized Loss
Due in one year or less	7%	4%
Due after one year through five years	34	23
Due after five years through ten years	30	31
Due after ten years	29	42
Total	100%	100%
Select Asset Class Discussion
Our fixed maturity portfolio includes exposure to sub-prime residential mortgages (sub-prime) and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A), as measured by the original deal structure. As of September 30, 2011, the fair value of sub-prime securities was $368 million with associated net unrealized losses of $39 million, 65% of which were rated investment grade. As of September 30, 2011, the fair value of Alt-A securities was $553 million with associated net unrealized losses of $15 million, 71% of which were rated investment grade. Pretax OTTI losses of $42 million for securities with sub-prime and Alt-A exposure were included in the $99 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011. If additional deterioration in the underlying collateral occurs beyond our current expectations, additional OTTI losses may be recognized in earnings. See Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.

Our fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings.
European Exposure

September 30, 2011	Corporate		Sovereign	Total
(In millions)	Financial Sector	Other Sectors
AAA	$233	$—	$172	$405
AA	295	161	13	469
A	851	697	—	1,548
BBB	105	1,019	—	1,124
Non-investment grade	5	171	—	176
Total fair value	$1,489	2,048	$185	$3,722
Total amortized cost	$1,502	$1,858	$181	$3,541
European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity's management location, country of primary listing, revenue and reporting currency. As of September 30, 2011, 81% of our European exposure is denominated in U.S. dollars and approximately 68% relates to securities for which the country of risk is the United Kingdom, France, Germany or the Netherlands. European exposure includes investments in Greece, Ireland, Italy, Portugal and Spain with a fair value and amortized cost of $439 million and $437 million as of September 30, 2011, of which $12 million and $13 million relates to sovereign securities.
Duration
A primary objective in the management of the investment portfolio is to optimize return relative to underlying liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector.
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
Effective Durations

	September 30, 2011		December 31, 2010
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$13,283	11.4	$11,825	11.0
Other interest sensitive investments	27,993	4.0	28,096	4.5
Total	$41,276	6.4	$39,921	6.4

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
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	September 30, 2011	December 31, 2010
(In millions)
Short term investments:
Commercial paper	$507	$686
U.S. Treasury securities	877	903
Money market funds	88	94
Other	258	532
Total short term investments	$1,730	$2,215

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2011, net cash provided by operating activities was $813 million as compared with net cash used by operating activities of $673 million for the same period in 2010. In 2010, we completed a transaction whereby substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO). As a result of this transaction, operating cash flows were reduced for the initial net cash settlement with NICO.
Additionally, we received a federal income tax refund of $10 million in 2011 compared to $328 million in 2010. Further, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2010 operating cash flows were increased by $125 million related to net cash inflows primarily from sales of trading securities as compared to a decrease of $8 million during 2011 related to net trading cash outflows. Excluding the items above, net cash generated by our business operations was approximately $811 million for 2011 and $775 million for 2010.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2011, net cash used by investing activities was $217 million as compared with net cash provided by investing activities of $860 million for the same period in 2010. Investing cash flows related principally to purchases and sales of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments which was used to fund the $1.9 billion initial net cash settlement with NICO as discussed above.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the nine months ended September 30, 2011, net cash used by financing activities was $588 million as compared with $245 million for the same period in 2010. During 2011, we purchased the noncontrolling interest of CNA Surety. Additionally, during 2011 we issued $400 million of 5.75% senior notes due August 15, 2021 and used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.00% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.
Dividends
On August 31, 2011, we paid a quarterly dividend of $0.10 per share to stockholders of record on August 15, 2011. On October 28, 2011, we declared a quarterly dividend of $0.10 per share, payable November 30, 2011 to stockholders of record on November 14, 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
Surplus Note
In 2011, CCC repaid $250 million of the $1.0 billion surplus note originally issued in 2008, leaving an outstanding balance of $250 million as of September 30, 2011.
ACCOUNTING STANDARDS UPDATES
For discussion of accounting standards updates that have been adopted or will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
Company-Specific Factors

•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of our Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

CNA Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2011. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of September 30, 2011, the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation
Dated:	November 1, 2011	By	/s/ D. Craig Mense
D. Craig Mense
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE