Form 10-K
period 2011-12-31
CNA FINANCIAL CORP
filed 2012-02-21
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-6169860 (I.R.S. Employer Identification No.)

333 S. Wabash Chicago, Illinois (Address of principal executive offices)	60604 (Zip Code)
(312) 822-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock with a par value of $2.50 per share	Name of each exchange on which registered New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 17, 2012, 269,334,584 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $770 million based on the closing price of $29.05 per share of the common stock on the New York Stock Exchange on June 30, 2011.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2012 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

Part I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2011.
Our insurance products primarily include commercial property and casualty coverages, including surety. Our services include risk management, information services, warranty and claims administration. Our products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, associations, professionals and other groups.
Our core business, commercial property and casualty insurance operations, is reported in two business segments: CNA Specialty and CNA Commercial. Our non-core businesses are managed in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their product lines and markets. Discussions of each segment including the products offered, customers served, and distribution channels used are set forth in the Management's Discussion and Analysis (MD&A) included under Item 7 and in Note N to the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,500 individual companies that sell property and casualty insurance in the United States. Based on 2010 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.
Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports, and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our European operations. In addition, global regulators, including the United States National Association of Insurance Commissioners, are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision. Among the areas being addressed are company and group capital requirements, group supervision and enterprise risk management. It is not currently clear to what extent the activities of the IAIS will impact the Company or U.S. insurance regulation.
Insurers are also required by the state insurance regulators to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each state.

Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund assessments are levied by the state departments of insurance to cover claims of insolvent insurers. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments, and workers' compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act expands the federal presence in insurance oversight and may increase the regulatory requirements to which we may be subject. The Act's requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. The Act calls for numerous studies and contemplates further regulation.
The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act may increase our operating costs and underwriting losses. This landmark legislation may lead to numerous changes in the health care industry that could create additional operating costs for us, particularly with respect to our workers' compensation and long term care products. These costs might arise through the increased use of health care services by our claimants or the increased complexities in health care bills that could require additional levels of review. In addition, due to the expected number of new participants in the health care system and the potential for additional malpractice claims, we may experience increased underwriting risk in the lines of our business that provide management and professional liability insurance to individuals and businesses engaged in the health care industry. The lines of our business that provide professional liability insurance to attorneys, accountants and other professionals who advise clients regarding the health care reform legislation may also experience increased underwriting risk due to the complexity of the legislation.
Employee Relations
As of December 31, 2011, we had approximately 7,600 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note J to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.
Direct Written Premiums

Years ended December 31	Percent of Total
	2011	2010	2009
California	9.4%	9.3%	9.1%
New York	6.7	6.8	6.8
Texas	6.7	6.5	6.6
Florida	6.1	6.1	6.2
Illinois	4.9	4.0	3.8
New Jersey	3.5	3.5	3.7
Missouri	3.4	4.0	3.6
Pennsylvania	3.4	3.4	3.2
Canada	3.0	2.9	2.5
All other states, countries or political subdivisions (a)	52.9	53.5	54.5
Total	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.
Approximately 8.8%, 6.9% and 7.0% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2011, 2010 and 2009.
Property and Casualty Claim and Claim Adjustment Expenses
The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for our property and casualty insurance companies. The table excludes our life insurance subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of our property and casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.
The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. The development amounts in the table below include the impact of reinsurance commutations, but exclude the impact of the provision for uncollectible reinsurance.

Schedule of Loss Reserve Development

Calendar Year Ended	2001	2002 (a)	2003	2004	2005	2006	2007	2008	2009	2010 (b)	2011
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$29,649	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415	$27,475	$26,712	$25,412	$24,228
Originally reported ceded recoverable	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213	5,524	6,060	4,967
Originally reported net reserves for unpaid claim and claim adjustment expenses	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261
Cumulative net paid as of:
One year later	$5,981	$5,373	$4,382	$2,651	$3,442	$4,436	$4,308	$3,930	$3,762	$3,472	$—
Two years later	10,355	8,768	6,104	4,963	7,022	7,676	7,127	6,746	6,174	—	—
Three years later	12,954	9,747	7,780	7,825	9,620	9,822	9,102	8,340	—	—	—
Four years later	13,244	10,870	10,085	9,914	11,289	11,312	10,121	—	—	—	—
Five years later	13,922	12,814	11,834	11,261	12,465	11,973	—	—	—	—	—
Six years later	15,493	14,320	12,988	12,226	12,917	—	—	—	—	—	—
Seven years later	16,769	15,291	13,845	12,551	—	—	—	—	—	—	—
Eight years later	17,668	16,022	14,073	—	—	—	—	—	—	—	—
Nine years later	18,286	16,180	—	—	—	—	—	—	—	—	—
Ten years later	18,391	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	$17,946	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261
One year later	17,980	17,650	17,671	18,513	20,588	21,601	21,463	21,021	20,643	18,923	—
Two years later	20,533	18,248	19,120	19,044	20,975	21,706	21,259	20,472	20,237	—	—
Three years later	21,109	19,814	19,760	19,631	21,408	21,609	20,752	20,014	—	—	—
Four years later	22,547	20,384	20,425	20,212	21,432	21,286	20,350	—	—	—	—
Five years later	22,983	21,076	21,060	20,301	21,326	20,982	—	—	—	—	—
Six years later	23,603	21,769	21,217	20,339	21,060	—	—	—	—	—	—
Seven years later	24,267	21,974	21,381	20,142	—	—	—	—	—	—	—
Eight years later	24,548	22,168	21,199	—	—	—	—	—	—	—	—
Nine years later	24,765	22,016	—	—	—	—	—	—	—	—	—
Ten years later	24,657	—	—	—	—	—	—	—	—	—	—
Total net (deficiency) redundancy	$(6,711)	$(6,787)	$(3,762)	$(2,620)	$(804)	$399	$1,120	$1,248	$951	$429	$—
Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$24,657	$22,016	$21,199	$20,142	$21,060	$20,982	$20,350	$20,014	$20,237	$18,923	$—
Re-estimated ceded recoverable	17,039	16,432	14,817	13,684	11,022	8,711	7,341	6,322	5,689	6,206	—
Total gross re-estimated reserves	$41,696	$38,448	$36,016	$33,826	$32,082	$29,693	$27,691	$26,336	$25,926	$25,129	$—
Total gross (deficiency) redundancy	$(12,047)	$(12,729)	$(4,732)	$(2,622)	$(1,388)	$(234)	$724	$1,139	$786	$283	$—
Net (deficiency) redundancy related to:
Asbestos	$(818)	$(827)	$(177)	$(123)	$(113)	$(112)	$(107)	$(79)	$—	$—	$—
Environmental pollution	(288)	(282)	(209)	(209)	(159)	(159)	(159)	(76)	—	—	—
Total asbestos and environmental pollution	(1,106)	(1,109)	(386)	(332)	(272)	(271)	(266)	(155)	—	—	—
Core (Non-asbestos & environmental pollution)	(5,605)	(5,678)	(3,376)	(2,288)	(532)	670	1,386	1,403	951	429	—
Total net (deficiency) redundancy	$(6,711)	$(6,787)	$(3,762)	$(2,620)	$(804)	$399	$1,120	$1,248	$951	$429	$—

(a)	Effective October 31, 2002, we sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1.3 billion.

(b)
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
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
We also make available free of charge on or through our internet website at www.cna.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 333 S. Wabash Avenue, Chicago, IL 60604, Attn. Jonathan D. Kantor, Executive Vice President, General Counsel and Secretary.

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
If we determine that our recorded insurance reserves are insufficient to cover our estimated ultimate unpaid liability for claims and claim adjustment expense, we may need to increase our insurance reserves.
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims and for future policy benefits. Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of illness, sickness and diseases contracted. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable net prior year development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claims and coverage issues include:

•
the effects of worldwide economic conditions, which have resulted in an increase in the number and size of certain claims, including both directors and officers (D&O) and errors and omissions (E&O) insurance claims related to corporate failures, as well as other coverages;

•	class action litigation relating to claims handling and other practices; and

•
mass tort claims, including bodily injury claims related to welding rods, benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals, and various other chemical and radiation exposure claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review and change our reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.

Catastrophe losses are unpredictable and could result in material losses.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, and the level of reinsurance and reinsurance reinstatement premiums, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result, losses from these types of catastrophe losses are particularly difficult to manage.
As our claim experience develops on a specific catastrophe, we may be required to adjust our reserves, or take unfavorable net prior year development, to reflect our revised estimates of the total cost of claims.
Our premium writings and profitability are affected by the availability and cost of reinsurance.
We purchase reinsurance to help manage our exposure to risk. Under our ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost we deem acceptable, we may be unwilling to bear the increased risk and would reduce the level of our underwriting commitments.
We may not be able to collect amounts owed to us by reinsurers.
We have significant amounts recoverable from reinsurers which are reported as receivables in our balance sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced deteriorating financial condition or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers, our net incurred losses will be higher.
We have exposures related to A&EP claims, which could result in additional losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims are subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability.
On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, our liabilities for A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial.

Our key assumptions used to determine reserves and the recoverability of deferred acquisition costs for long term care products and payout annuity contracts could vary significantly from actual experience.
Our reserves and the recoverability of deferred acquisition costs for long term care products and payout annuity contracts are based on certain key assumptions including: (a) morbidity; (b) mortality; (c) policy persistency, which is the percentage of policies remaining in force; and (d) discount rates, which are impacted by expected investment yields. These foregoing assumptions, while based on historical data and industry experience, and monitored consistently, are critical bases for reserve estimates. Accordingly, if actual experience differs from these assumptions, the deferred acquisition cost asset may not be fully realized and our reserves may not be adequate, requiring us to add to reserves. Any such adjustments to reserves would be reflected in the Statements of Operations in the period the need for such adjustment is determined.
We are exposed to credit risk under deductible policies.
A portion of our business is written under deductible policies. Under these policies, we are obligated to pay the related insurance claims and are reimbursed by the policyholder to the extent of the deductible, which may be significant. As a result we are exposed to credit risk to the policyholder. If we are not able to collect the amounts due to us from policyholders, our incurred losses will be higher.
We have incurred and may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from volatility in the capital and credit markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit, and currency risks, many of which are unpredictable. Investment returns are an important part of our overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, credit conditions and currency, commodity and stock prices, and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income. Further, we invest a portion of our assets in equity securities and limited partnerships which are subject to greater market volatility than our fixed income investments. In addition, limited partnership investments generally present higher illiquidity than fixed income investments. As a result of all of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments, and may be required to write down the value of our investments.
Our valuation of investments and impairment of securities requires significant judgment.
We exercise significant judgment in analyzing and validating fair values, which are primarily provided by third parties, for securities in our investment portfolio, including those that are not regularly traded in active markets. We also exercise significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Residential and commercial mortgage and other asset backed securities can be particularly sensitive to fairly small changes in collateral performance.
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
Insurance companies such as us are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable regulatory capital adequacy formula. If we do not meet these minimum requirements, regulators may restrict or prohibit us from operating our business. If we are required to record a material charge against earnings in connection with a change in estimates or circumstances or if we incur significant unrealized losses related to our investment portfolio, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital.
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
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary state departments of insurance are generally limited to amounts determined by formula which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year's earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, namely, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's) and Standard & Poor's (S&P). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.
Due to the intense competitive environment in which we operate, the uncertainty in determining reserves and the potential for us to take material unfavorable net prior year development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to lower our ratings in the future. If our property and casualty insurance financial strength ratings are downgraded below current levels, our business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.
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

We are subject to extensive federal, state, local and foreign governmental regulations that restrict our ability to do business and generate revenues.
The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of our policyholders rather than our investors. Each jurisdiction in which we do business has established supervisory agencies that regulate the manner in which we do business. Their regulations relate to, among other things, the following:

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
Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. The jurisdictions in which we do business may also require us to provide coverage to persons whom we would not otherwise consider eligible. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Chicago location, owned by CCC, houses our principal executive offices. Our subsidiaries own or lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations.

Location	Amount (Square Feet) of Building Owned and Occupied or Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	774,832	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	171,341	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	112,708	Property and casualty insurance offices
40 Wall Street, New York, New York	112,336	Property and casualty insurance offices
101 S. Phillips Avenue, Sioux Falls, South Dakota	83,616	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	62,275	Property and casualty insurance offices
4267 Meridian Parkway, Aurora, Illinois	46,903	Data center
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	46,499	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	44,237	Property and casualty insurance offices
2435 Commerce Avenue, Duluth, Georgia	43,019	Property and casualty insurance offices
We lease the office space described above except for the buildings in Chicago, Illinois, Reading, Pennsylvania and Aurora, Illinois, which are owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on our legal proceedings is set forth in Note G to the Consolidated Financial Statements included under Item 8.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol CNA.
As of February 17, 2012, we had 269,334,584 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,374 stockholders of record as of February 17, 2012 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in the fourth quarter of 2011.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2011			2010
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$30.26	$26.47	$0.10	$27.29	$21.71	$—
Second	31.04	28.56	0.10	29.53	23.24	—
Third	29.42	21.89	0.10	29.50	24.82	—
Fourth	27.04	21.58	0.10	28.79	25.43	—
The following graph compares the total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2006 through December 31, 2011. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2006 and that dividends, if any, were reinvested.
Stock Price Performance Graph

Company / Index	2006	2007	2008	2009	2010	2011
CNA Financial Corporation	100.00	84.35	41.78	61.00	68.75	68.98
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Property & Casualty Insurance Index	100.00	86.04	60.73	68.23	74.33	74.14

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

Years ended December 31
(In millions, except per share data)	2011	2010	2009	2008	2007
Results of Operations:
Revenues	$8,947	$9,209	$8,472	$7,799	$9,885
Income (loss) from continuing operations, net of tax	$631	$779	$483	$(251)	$905
Income (loss) from discontinued operations, net of tax	(1)	(21)	(2)	9	(6)
Net (income) loss attributable to noncontrolling interests, net of tax	(16)	(68)	(62)	(57)	(48)
Net income (loss) attributable to CNA	$614	$690	$419	$(299)	$851
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$2.28	$2.36	$1.11	$(1.21)	$3.15
Income (loss) from discontinued operations attributable to CNA common stockholders	—	(0.08)	(0.01)	0.03	(0.02)
Basic earnings (loss) per share attributable to CNA common stockholders	$2.28	$2.28	$1.10	$(1.18)	$3.13
Dividends declared per common share	$0.40	$—	$—	$0.45	$0.35
Financial Condition:
Total investments	$44,373	$42,655	$41,996	$35,003	$41,789
Total assets	55,179	55,331	55,298	51,688	56,759
Insurance reserves	37,554	37,590	38,263	38,771	40,222
Long and short term debt	2,608	2,651	2,303	2,058	2,157
Total CNA stockholders' equity	11,557	10,954	10,660	6,877	10,150
Book value per common share	$42.92	$40.70	$35.91	$20.92	$37.36
Statutory Surplus:
Combined Continental Casualty Companies (a)	$9,888 (b)	$9,821	$9,338	$7,819	$8,348
Life company	519 (b)	498	448	487	471

(a)
Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company, as determined in accordance with statutory accounting practices as further discussed in Note L to the Consolidated Financial Statements included under Item 8.

(b)	Preliminary results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Index to this MD&A
Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

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

Years ended December 31
(In millions)	2011	2010	2009
Operating Revenues
Net earned premiums	$6,603	$6,515	$6,721
Net investment income	2,054	2,316	2,320
Other revenues	294	292	288
Total operating revenues	8,951	9,123	9,329
Claims, Benefits and Expenses
Net incurred claims and benefits	5,476	4,955	5,267
Policyholders' dividends	13	30	23
Amortization of deferred acquisition costs	1,410	1,387	1,417
Other insurance related expenses	738	797	781
Other expenses	433	928	444
Total claims, benefits and expenses	8,070	8,097	7,932
Operating income from continuing operations before income tax	881	1,026	1,397
Income tax expense on operating income	(251)	(297)	(353)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(16)	(69)	(62)
Net operating income from continuing operations attributable to CNA	614	660	982
Net realized investment gains (losses), net of participating policyholders' interests	(4)	86	(857)
Income tax (expense) benefit on net realized investment gains (losses)	5	(36)	296
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—
Net realized investment gains (losses) attributable to CNA	1	51	(561)
Income from continuing operations attributable to CNA	615	711	421
Loss from discontinued operations attributable to CNA	(1)	(21)	(2)
Net income attributable to CNA	$614	$690	$419
Agreement to Cede A&EP Liabilities to NICO
As further discussed in Note F to the Consolidated Financial Statements included under Item 8, on August, 31, 2010, we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all our legacy A&EP liabilities were ceded to NICO. We recognized an after-tax loss of $365 million in the third quarter of 2010, of which $344 million related to our continuing operations and $21 million related to our discontinued operations.
2011 Compared with 2010
Net income decreased $76 million in 2011 as compared with 2010. Excluding the loss associated with the Loss Portfolio Transfer in 2010, net income decreased $441 million in 2011 as compared with 2010 due to lower net operating income and decreased net realized investment gains.
Net realized investment gains decreased $50 million in 2011 as compared with 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $46 million in 2011 as compared with 2010. Excluding the loss associated with the Loss Portfolio Transfer, net operating income decreased $390 million in 2011 as compared with 2010. Net operating income decreased $246 million for our core segments, CNA Specialty and CNA Commercial. This decrease was primarily due to lower net investment income, lower favorable net prior year development, and higher catastrophe losses. Catastrophe losses were $144 million after-tax in 2011 as compared to catastrophe losses of

$79 million after-tax in 2010. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results, including lower expenses. Expenses in 2010 were unfavorably impacted by costs associated with our Information Technology (IT) Transformation as discussed below. Net operating results decreased $144 million for our non-core segments, Life & Group Non-Core and Corporate & Other Non-Core. This decrease was primarily due to the 2011 results in our payout annuity business, which were negatively impacted by a $115 million after-tax increase in insurance reserves, due to unlocking actuarial reserve assumptions for anticipated adverse changes in mortality and discount rates, which reflect the current low interest rate environment and our view of expected investment yields. The initial reserving assumptions for these contracts were determined at issuance, including a margin for adverse deviation, and were locked in throughout the life of the contract unless a premium deficiency developed. In 2011, a premium deficiency emerged and the actuarial reserve assumptions were unlocked and revised to management's current best estimates. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
As further discussed in Note O to the Consolidated Financial Statements included under Item 8, we commenced a program during 2010 to significantly transform our IT organization and delivery model. The total costs for this program were $37 million, of which $36 million were incurred in 2010. The savings resulting from this program are being reinvested in IT and other property and casualty underwriting areas necessary to support our business strategies.
Favorable net prior year development of $431 million and $594 million was recorded in 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for 2011 and 2010 is included in Note F to the Consolidated Financial Statements included under Item 8.
Net earned premiums increased $88 million in 2011 as compared with 2010 driven by a $117 million increase in CNA Specialty. See the Segment Results section of this MD&A for further discussion.
Net loss from discontinued operations decreased $20 million in 2011 as compared to 2010 due to the loss associated with the Loss Portfolio Transfer in 2010.
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
Net operating income decreased $322 million in 2010 as compared with 2009. Excluding the loss associated with the Loss Portfolio Transfer, net operating income increased $22 million in 2010 as compared with 2009. Net operating income increased $49 million for our core segments, CNA Specialty and CNA Commercial, primarily due to increased favorable net prior year development, partially offset by decreased current accident year underwriting results, including higher catastrophe losses, and decreased after-tax net investment income. Catastrophe losses were $79 million after-tax in 2010 as compared to $58 million after-tax in 2009. Net operating loss increased $27 million for our non-core segments, as further discussed in the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts include long term care products and payout annuity contracts and are estimated using actuarial estimates about mortality, morbidity and persistency as well as assumptions about expected investment returns. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves - Estimates and Uncertainties section below.
Reinsurance and Insurance Receivables
An exposure exists with respect to the collectibility of property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, our past experience and current economic conditions. Further information on our reinsurance receivables is included in Note H to the Consolidated Financial Statements included under Item 8.
Additionally, an exposure exists with respect to amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances due from insureds currently or in the future, management's experience and current economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations or equity could be materially adversely impacted.

Valuation of Investments and Impairment of Securities
We classify our fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value on the balance sheet. Fair value represents the price that would be received to sell an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs represent the Company's own judgment and are based on assumptions consistent with what we believe other market participants would use to price such securities. Given the susceptibility of financial markets to severe events as well as the level of uncertainty related to management's assumptions and judgments, it is possible that changes in fair value estimates could have a material adverse impact on our results of operations or equity. Further information on our fair value measurements is included in Note D to the Consolidated Financial Statements included under Item 8.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, the relevant industry conditions and trends, and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We have an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on our process for evaluating impairments is included in Note B to the Consolidated Financial Statements included under Item 8.
Long Term Care Products and Payout Annuity Contracts
Future policy benefit reserves for our long term care products and payout annuity contracts and deferred acquisition costs for our long term care products are based on certain assumptions including morbidity, mortality, policy persistency, and discount rates, which are impacted by expected investment yields. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions, which were generally established at time of issue. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring us to add to reserves. Therefore, our results of operations or equity could be adversely impacted. The inherent risks associated with the reserving process are discussed in the Reserves - Estimates and Uncertainties section below.
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that most impact these costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are evaluated relative to current economic factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.
To determine the discount rate assumption as of the year-end measurement date for our CNA Retirement Plan and CNA Health and Group Benefits Program, we considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody's or a rating of AA or better from S&P. We reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The year-over-year change of those data points was also considered.
In determining the expected long term rate of return on plan assets assumption for our CNA Retirement Plan, we considered the historical performance of the investment portfolio as well as the long term market return expectations based on the investment mix of the portfolio.
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

RESERVES - ESTIMATES AND UNCERTAINTIES
Property and Casualty Claim and Claim Adjustment Expense Reserves
We maintain loss reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note F to the Consolidated Financial Statements included under Item 8.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•
the effects of worldwide economic conditions, which have resulted in an increase in the number and size of certain claims, including both D&O and E&O insurance claims related to corporate failures, as well as other coverages;

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
Our property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims. Our experience has been that establishing reserves for casualty coverages relating to A&EP claims and the related claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims are subject to a higher degree of variability.
To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, as further discussed in Note F to the Consolidated Financial Statements included under Item 8, on August 31, 2010 we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010.

Establishing Reserve Estimates
In developing claim and claim adjustment expense ("loss" or "losses") reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a "product" level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, with the exception of certain run-off products which are analyzed on a periodic basis. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers' compensation, general liability, medical professional liability, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Corporate & Other Non-Core contains long-tail exposures.
Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:
•paid development;
•incurred development;
•loss ratio;
•Bornhuetter-Ferguson using paid loss;
•Bornhuetter-Ferguson using incurred loss;
•frequency times severity; and
•stochastic modeling.
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
For many products, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers' compensation.

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
The loss ratio method multiplies earned premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful for immature accident periods or if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.
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

In these cases, we will not assign any weight to the paid and incurred development methods. We will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods.  For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures.
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
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, consideration of the factors cited above, and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management's best estimate which is then recorded as the loss reserve.
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
Our recorded reserves are management's best estimate. In order to provide an indication of the variability associated with our net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in significant factors affecting our reserve estimates for particular types of business. These significant factors are the ones that we believe could most likely materially impact the reserves. This discussion covers the major types of business for which we believe a material deviation to our reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.
Within CNA Specialty, we believe a material deviation to our net reserves is reasonably possible for professional liability and related business. This business includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for this business were approximately $4.9 billion at December 31, 2011.
Within CNA Commercial, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are workers' compensation and general liability.
For CNA Commercial workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers' compensation reserve estimates. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for CNA Commercial workers' compensation were approximately $5.0 billion at December 31, 2011.
For CNA Commercial general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for CNA Commercial general liability were approximately $3.6 billion at December 31, 2011.
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
Life & Group Non-Core Policyholder Reserves
We calculate and maintain reserves for policyholder claims and benefits for our Life & Group Non-Core segment based on actuarial assumptions. The determination of these reserves is fundamental to our financial results and requires management to make assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions represent management's best estimate at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, mortality, policy persistency, discount rates and expenses over the life of the contracts. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.

Annually, management assesses the adequacy of its GAAP reserves by product group by performing premium deficiency testing. In this test, reserves computed using best estimate assumptions as of the date of the test without provisions for adverse deviation are compared to the recorded reserves. If reserves determined based on management's current best estimate assumptions are greater than the existing net GAAP reserves (i.e. reserves net of any Deferred acquisition costs asset), the existing net GAAP reserves are adjusted to the greater amount.
Payout Annuity Reserves
Our payout annuity reserves consist primarily of single premium group and structured settlement annuities. The annuity payments are generally fixed and are either for a specified period or contingent on the survival of the payee. These reserves are discounted except for reserves for loss adjustment expenses on structured settlements not funded by annuities in our property and casualty insurance companies. We have recognized a premium deficiency on our payout annuity reserves, therefore the actuarial assumptions established at time of issue have been unlocked and updated to management's current best estimate. The actuarial assumptions that management believes are subject to the most variability are discount rates and mortality.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur.
Sensitivity Analysis

December 31, 2011
Hypothetical revisions	Estimated reduction to pretax income
Discount rate:
50 basis point decline	$139	million
100 basis point decline	$294	million
Mortality:
5% decline	$24	million
10% decline	$51	million
Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.
Long Term Care Reserves
Long term care policies provide benefits for nursing home, assisted living and home health care subject to various daily and lifetime caps. Policyholders must continue to make periodic premium payments to keep the policy in force. Generally we have the ability to increase policy premiums, subject to state regulatory approval.
Our long term care reserves consist of an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. The active life reserve represents the present value of expected future benefit payments and expenses less expected future premium.
The actuarial assumptions that management believes are subject to the most variability are discount rates, morbidity, and persistency, which can be impacted by policy lapses and death. The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur.

It should be noted that our current GAAP long term care reserves contain a level of margin in excess of management's current best estimates. Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin before they would impact results of operations. The estimated impact to results of operations in the table below are after consideration of the existing margin.
Sensitivity Analysis

December 31, 2011
Hypothetical revisions	Estimated reduction to pretax income
Discount rate:
50 basis point decline	$231	million
100 basis point decline	$854	million
Morbidity:
5% increase	$154	million
10% increase	$631	million
Persistency:
5% decline in voluntary lapse and mortality	$—
10% decline in voluntary lapse and mortality	$256	million
Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

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
Our property and casualty field structure consists of 48 underwriting locations across the United States. There are five centralized processing operations which handle policy processing, billing and collection activities, and also act as call centers to optimize service. The claims structure consists of two regional claim centers designed to efficiently handle the high volume of low severity claims including property damage, liability, and workers' compensation medical only claims, and 16 principal claim office locations handling the more complex claims. In addition, we have underwriting and claim capabilities in Canada and Europe.
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

CNA Specialty
Business Overview
CNA Specialty provides professional and management liability and other coverages through property and casualty products and services, both domestically and abroad, through a network of brokers, independent agencies and managing general underwriters. CNA Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, health care professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and warranty services.
CNA Specialty includes the following business groups:
Professional & Management Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages in the United States. This group provides professional liability coverages to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. Professional & Management Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations, where tailored products for this client segment are offered. Products within Professional & Management Liability are distributed through brokers, independent agents and managing general underwriters. Professional & Management Liability, through CNA HealthPro, also offers insurance products to serve the healthcare industry. Products include professional liability and associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer segments include long term care facilities, allied health care providers, life sciences, dental professionals and mid-size and large health care facilities.
International provides similar management and professional liability insurance and other specialized property and casualty coverages in Canada and Europe.
Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies.
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

The following table details the results of operations for CNA Specialty.
Results of Operations

Years ended December 31
(In millions, except ratios)	2011	2010	2009
Net written premiums	$2,872	$2,691	$2,684
Net earned premiums	2,796	2,679	2,697
Net investment income	500	591	526
Net operating income	519	625	591
Net realized investment gains (losses), after-tax	(3)	20	(123)
Net income	516	645	468
Ratios
Loss and loss adjustment expense	59.3%	54.0%	56.9%
Expense	30.7	30.5	29.3
Dividend	(0.1)	0.5	0.3
Combined	89.9%	85.0%	86.5%
2011 Compared with 2010
Net written premiums for CNA Specialty increased $181 million in 2011 as compared with 2010, primarily driven by new business. Net earned premiums increased $117 million in 2011 as compared with 2010, consistent with increases in net written premiums in recent quarters and favorable premium development in 2011.
CNA Specialty's average rate was flat for 2011, as compared to a decrease of 2% in 2010 for the policies that renewed in each period. Retention of 86% was achieved in each period.
Net income decreased $129 million in 2011 as compared with 2010. This decrease was due to lower net operating income and decreased net realized investment results.
Net operating income decreased $106 million in 2011 as compared with 2010, primarily due to lower favorable net prior year development and decreased net investment income.
The combined ratio increased 4.9 points in 2011 as compared with 2010. The loss ratio increased 5.3 points, primarily due to lower favorable net prior year development as well as the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio was unfavorably affected by the anticipated loss cost trend that exceeded earned rate levels.
Favorable net prior year development of $245 million and $344 million was recorded in 2011 and 2010. Further information on CNA Specialty's net prior year development for 2011 and 2010 is included in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2011 and 2010 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2011	2010
Gross Case Reserves	$2,441	$2,341
Gross IBNR Reserves	4,399	4,452
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,840	$6,793
Net Case Reserves	$2,086	$1,992
Net IBNR Reserves	3,937	3,926
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,023	$5,918

2010 Compared with 2009
Net written premiums for CNA Specialty increased $7 million in 2010 as compared with 2009. Net written premiums increased in our professional management and liability lines of business. This increase was partially offset by continued decreased insured exposures and lower rates in our architects & engineers and CNA HealthPro lines of business due to economic and competitive market conditions. Net earned premiums decreased $18 million as compared with the same period in 2009, due to the impact of decreased net written premiums in prior quarters.
CNA Specialty's average rate decreased 2% for 2010 and 2009 for policies that renewed in each period. Retention of 86% and 84% was achieved in each period.
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
The combined ratio improved 1.5 points in 2010 as compared with 2009. The loss ratio improved 2.9 points, primarily due to increased favorable net prior year development, partially offset by the impact of a higher current accident year loss ratio. The expense ratio increased 1.2 points primarily related to higher underwriting expenses and higher commission rates. Underwriting expenses were unfavorably impacted by higher employee-related costs and IT Transformation costs. See the Consolidated Operations section of this MD&A for further discussion of IT Transformation costs.
Favorable net prior year development of $344 million was recorded in 2010, compared to $224 million in 2009. Further information on CNA Specialty's net prior year development for 2010 and 2009 is included in Note F to the Consolidated Financial Statements included under Item 8.

CNA Commercial
Business Overview
CNA Commercial works with an independent agency distribution system and a network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses and organizations domestically and abroad. Property products include standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.
These property and casualty products are offered as part of our Small Business, Commercial and International insurance groups. Our Small Business insurance group serves our smaller commercial accounts and the Commercial insurance group serves our middle markets and larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. The International insurance group primarily consists of the commercial product lines of our operations in Europe and Canada.
Also included in CNA Commercial is CNA Select Risk (Select Risk), which includes our excess and surplus lines coverages. Select Risk provides specialized insurance for selected commercial risks on both an individual customer and program basis. Customers insured by Select Risk are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. Select Risk's products are distributed throughout the United States through specialist producers, program agents and brokers.
The following table details the results of operations for CNA Commercial.
Results of Operations

Years ended December 31
(In millions, except ratios)	2011	2010	2009
Net written premiums	$3,350	$3,208	$3,448
Net earned premiums	3,240	3,256	3,432
Net investment income	763	873	935
Net operating income	369	509	494
Net realized investment gains (losses), after-tax	12	(15)	(236)
Net income	381	494	258
Ratios
Loss and loss adjustment expense	70.9%	66.8%	70.5%
Expense	34.5	35.7	35.2
Dividend	0.3	0.4	0.3
Combined	105.7%	102.9%	106.0%
2011 Compared with 2010
Net written premiums for CNA Commercial increased $142 million in 2011 as compared with 2010. This increase was driven by continued positive rate achievement, improved economic conditions reflected in insured exposures, as well as lower reinsurance costs and higher new business levels in certain business lines.
CNA Commercial's average rate increased 2% in 2011, as compared with an increase of 1% in 2010 for the policies that renewed in each period. Retention of 79% and 80% was achieved in each period.
Net income decreased $113 million in 2011 as compared with 2010. This decrease was due to lower net operating income, partially offset by improved net realized investment results.

Net operating income decreased $140 million in 2011 as compared with 2010. This decrease was primarily due to lower net investment income, higher catastrophe losses and lower favorable net prior year development. In addition, income tax expense of $22 million was recorded in the third quarter of 2011 due to an increase in the tax rate applicable to the undistributed earnings of a 50% owned subsidiary which was sold later in 2011. The sale resulted in a modest after-tax loss inclusive of this income tax expense. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results, including lower expenses. In 2010, expenses were unfavorably impacted by IT transformation costs, as further discussed in Note O to the Consolidated Financial Statements included under Item 8.
The combined ratio increased 2.8 points in 2011 as compared with 2010. The loss ratio increased 4.1 points, primarily due to lower favorable net prior year development and higher catastrophe losses, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $208 million, or 6.4 points of the loss ratio, for 2011, as compared to $113 million, or 3.5 points of the loss ratio, for 2010.
The expense ratio improved 1.2 points in 2011 as compared with 2010, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years and the impact of IT Transformation costs incurred in 2010, as discussed above.
Favorable net prior year development of $183 million and $256 million was recorded in 2011 and 2010. Further information on CNA Commercial net prior year development for 2011 and 2010 is included in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2011 and 2010 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2011	2010
Gross Case Reserves	$6,266	$6,390
Gross IBNR Reserves	5,243	6,132
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,509	$12,522
Net Case Reserves	$5,720	$5,349
Net IBNR Reserves	4,670	5,292
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,390	$10,641
2010 Compared with 2009
Net written premiums for CNA Commercial decreased $240 million in 2010 as compared with 2009. Premiums written were unfavorably impacted by decreased insured exposures and decreased new business as a result of competitive market conditions. Economic conditions led to decreased insured exposures, such as in the construction industry due to smaller payrolls and reduced project volume. Net earned premiums decreased $176 million in 2010 as compared with 2009, consistent with the trend of lower net written premiums.
CNA Commercial's average rate increased 1% for 2010, as compared to flat rates for 2009 for the policies that renewed during those periods. Retention of 80% and 81% was achieved in each period.
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

Life & Group Non-Core
Business Overview
The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that are in run-off. We continue to service our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also retain a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care business, while considered non-core, continues to accept new employees in existing groups.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31
(In millions)	2011	2010	2009
Net earned premiums	$569	$582	$595
Net investment income	759	715	664
Net operating loss	(208)	(87)	(16)
Net realized investment gains (losses), after-tax	(5)	33	(153)
Net loss	(213)	(54)	(169)
2011 Compared with 2010
Net earned premiums for Life & Group Non-Core decreased $13 million in 2011 as compared with 2010. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss increased $159 million in 2011 as compared with 2010 due to decreased results in our payout annuity, pension deposit and long term care businesses. In 2011, our payout annuity business was negatively impacted by a $115 million after-tax increase in insurance reserves, due to unlocking actuarial reserve assumptions for anticipated adverse changes in mortality and discount rates, which reflect the current low interest rate environment and our view of expected investment yields. The initial reserving assumptions for these contracts were determined at issuance, including a margin for adverse deviation, and were locked in throughout the life of the contract unless a premium deficiency developed. In 2011, a premium deficiency emerged and the actuarial reserve assumptions were unlocked and revised to management's current best estimates. In 2010, our payout annuity reserves were increased by $39 million pretax and after-tax, resulting from unlocking assumptions. Additionally, long term care claim reserves were increased by $33 million after-tax in 2011.
A number of our separate account pension deposit contracts guarantee principal and an annual minimum rate of interest. If aggregate contract value in the separate account exceeds the fair value of the related assets, an additional Policyholders' funds liability is established. During 2011, we increased this pretax liability by $18 million. During 2010, we decreased this pretax liability by $24 million.
Additionally, the increase in net loss was driven by decreased net realized investment results. The increase in net loss was further driven by favorable reserve development arising from a commutation of an assumed reinsurance agreement in 2010. These unfavorable impacts were partially offset by decreased expenses. In 2010, expenses were unfavorably impacted by the IT transformation costs, as further discussed in Note O to the Consolidated Financial Statements included under Item 8.

Net Carried Life & Group Non-Core Policyholder Reserves

December 31, 2011
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business
Long term care	$1,470	$6,374	$—	$—
Payout annuities	660	1,997	—	—
Institutional markets	1	15	129	417
Other	53	5	—	—
Total	$2,184	$8,391	$129	$417

The reserve amounts above are net of $1,375 million of ceded reserves and exclude $95 million of claim and claim adjustment expenses and $627 million of future policy benefits relating to Shadow Adjustments, as further discussed in Note A to the Consolidated Financial Statements included under Item 8.

December 31, 2010
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business
Long term care	$1,286	$5,829	$—	$—
Payout annuities	740	1,812	—	—
Institutional markets	1	15	106	450
Other	70	5	—	—
Total	$2,097	$7,661	$106	$450

The reserve amounts above are net of $1,502 million of ceded reserves and exclude $235 million of future policy benefits relating to Shadow Adjustments.
2010 Compared with 2009
Net earned premiums for Life & Group Non-Core decreased $13 million in 2010 as compared with 2009.
Net loss decreased $115 million in 2010 as compared with 2009. This improvement was primarily due to improved net realized investment results. In addition, 2009 results included the unfavorable impact of a $28 million after-tax legal accrual. The accrual was subsequently decreased in 2010 resulting in a favorable impact of $12 million after-tax. Favorable reserve development arising from a commutation of an assumed reinsurance agreement in 2010 also contributed to the improvement.
These favorable impacts were partially offset by a $61 million after-tax gain recognized in 2009, net of reinsurance, arising from a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance.
The favorable impacts were also partially offset by the increase to payout annuity benefit reserves resulting from unlocking assumptions due to loss recognition, unfavorable results in our long term care business and less favorable performance on our pension deposit business.
During 2010 and 2009, we decreased the pretax liability in Policyholder funds related to our pension deposit business, as discussed above, by $24 million and $42 million, based on increases in the fair value of the investments supporting this business during those periods.

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
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&EP and intersegment eliminations.
Results of Operations

Years ended December 31
(In millions)	2011	2010	2009
Net investment income	$32	$137	$195
Net operating loss	(66)	(387)	(87)
Net realized investment gains (losses), after-tax	(3)	13	(49)
Net loss	(69)	(374)	(136)
2011 Compared with 2010
Net loss decreased $305 million in 2011 as compared with 2010, primarily driven by the after-tax loss of $344 million as a result of the Loss Portfolio Transfer consummated in the third quarter of 2010. As a result of that transaction, the investment income allocated to the Corporate & Other Non-Core segment decreased substantially because of the lower net reserve base and associated risk capital. Claim adjustment expenses are lower because the counterparty to the Loss Portfolio Transfer is responsible for A&EP claim handling. The A&EP operations produced net operating income of $23 million for 2010.
Additionally, the decrease in net loss was driven by the favorable impact of a $22 million prior year tax amount and a $15 million pretax release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate. These favorable impacts were partially offset by decreased net realized investment results and higher interest expense. The increase in interest expense primarily relates to the use of debt to fund a portion of the 2010 redemption of our preferred stock.
Favorable net prior year development of $3 million was recorded in 2011, compared to unfavorable net prior development of $6 million in 2010.
The following table summarizes the gross and net carried reserves as of December 31, 2011 and 2010 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2011	2010
Gross Case Reserves	$1,321	$1,430
Gross IBNR Reserves	1,808	2,012
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,129	$3,442
Net Case Reserves	$347	$461
Net IBNR Reserves	244	257
Total Net Carried Claim and Claim Adjustment Expense Reserves	$591	$718

2010 Compared with 2009
Net loss increased $238 million in 2010 as compared with 2009, driven by the after-tax net loss of $344 million as a result of the Loss Portfolio Transfer. Net results were also impacted by lower net investment income and higher interest expense. Partially offsetting these unfavorable items were decreased unfavorable net prior year development and improved net realized investment results.
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

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2011	2010	2009
Fixed maturity securities	$2,011	$2,051	$1,941
Short term investments	8	15	36
Limited partnership investments	48	249	315
Equity securities	20	32	49
Mortgage loans	9	2	—
Trading portfolio	9	13	23
Other	7	8	6
Gross investment income	2,112	2,370	2,370
Investment expense	(58)	(54)	(50)
Net investment income	$2,054	$2,316	$2,320
Net investment income decreased $262 million in 2011 as compared with 2010. The decrease was primarily driven by a significant decrease in limited partnership results as well as lower fixed maturity security income. Limited partnership results were adversely impacted by less favorable equity market returns, and overall capital market and credit spread volatility. The decrease in fixed maturity security income was primarily driven by reinvestment at lower market rates which led to a decline in the effective income yield of the portfolio.
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
The fixed maturity investment portfolio provided a pretax effective income yield of 5.5%, 5.6% and 5.7% for the years ended December 31, 2011, 2010 and 2009. Tax-exempt municipal bonds generated $240 million, $263 million and $381 million of net investment income for the years ended December 31, 2011, 2010 and 2009.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2011	2010	2009
Fixed maturity securities:
Corporate and other bonds	$48	$164	$(345)
States, municipalities and political subdivisions	5	(128)	(20)
Asset-backed	(82)	44	(778)
U.S. Treasury and obligations of government-sponsored enterprises	1	3	(53)
Foreign government	3	2	38
Redeemable preferred stock	3	7	(9)
Total fixed maturity securities	(22)	92	(1,167)
Equity securities	(1)	(2)	243
Derivative securities	—	(1)	51
Short term investments and other	19	(3)	16
Net realized investment gains (losses), net of participating policyholders’ interests	(4)	86	(857)
Income tax (expense) benefit on net realized investment gains (losses)	5	(36)	296
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—
Net realized investment gains (losses) attributable to CNA	$1	$51	$(561)
Net realized investment gains decreased $50 million for 2011 as compared with 2010. Net realized investment results improved $612 million for 2010 as compared with 2009, driven by significantly lower other-than-temporary impairment (OTTI) losses recognized in earnings. Net realized investment results include OTTI losses of $140 million, $151 million, and $879 million for 2011, 2010, and 2009. Included in the 2009 pretax net realized gains for equity securities was $370 million related to the sale of our holdings of Verisk Analytics, Inc., which began trading on October 7, 2009, after an initial public offering. Since our cost basis in this position was zero, the entire amount was recognized as a pretax realized investment gain. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note B to the Consolidated Financial Statements included under Item 8. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% and 91% of which were rated as investment grade (rated BBB- or higher) at December 31, 2011 and 2010. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. At December 31, 2011 and 2010, approximately 98% of the fixed maturity portfolio was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises or was rated by S&P or Moody's.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

December 31
(In millions)	2011	%	2010	%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,760	12%	$4,003	11%
AAA rated	3,421	8	3,950	10
AA and A rated	17,807	45	15,665	42
BBB rated	10,790	27	10,425	28
Non-investment grade	3,159	8	3,534	9
Total	$39,937	100%	$37,577	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,200 million and $3,490 million at December 31, 2011 and 2010. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

December 31
(In millions)	2011	%	2010	%
BB	$1,484	47%	$1,492	42%
B	867	27	1,163	33
CCC - C	689	22	801	23
D	119	4	78	2
Total	$3,159	100%	$3,534	100%
The gross unrealized loss on available-for-sale fixed maturity securities was $536 million at December 31, 2011. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due at a single date are allocated based on weighted average life.
Maturity Profile

December 31, 2011	Percent of Fair Value	Percent of Unrealized Loss
Due in one year or less	8%	3%
Due after one year through five years	34	24
Due after five years through ten years	30	31
Due after ten years	28	42
Total	100%	100%

Duration
A primary objective in the management of the investment portfolio is to optimize return relative to corresponding liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector.
A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the liabilities in the Life & Group Non-Core segment including annuities, structured settlements and long term care products.
The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	December 31, 2011		December 31, 2010
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$13,820	11.5	$11,825	11.0
Other interest sensitive investments	28,071	3.9	28,096	4.5
Total	$41,891	6.4	$39,921	6.4
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included herein.
Select Asset Class Discussion
Asset-Backed Securities
Our fixed maturity portfolio includes exposure to sub-prime residential mortgage securities (sub-prime) and Alternative A residential mortgage securities that have lower than normal standards of loan documentation (Alt-A), as measured by the original deal structure. As of December 31, 2011, the fair value of sub-prime securities was $330 million, 66% of which were rated investment grade, with associated net unrealized losses of $34 million. As of December 31, 2011, the fair value of Alt-A securities was $542 million, 68% of which were rated investment grade, with associated net unrealized losses of $18 million. Pretax OTTI losses on asset-backed securities recognized in earnings in 2011 were $111 million, and $44 million of this amount related to securities with sub-prime and Alt-A exposure. If additional deterioration in the underlying collateral occurs beyond our current expectations, additional OTTI losses may be recognized in earnings. See Note B to the Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.

European Exposure
Our fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings.
European Exposure

December 31, 2011	Corporate		Sovereign	Total
(In millions)	Financial Sector	Other Sectors
AAA	$178	$26	$165	$369
AA	192	136	1	329
A	806	682	11	1,499
BBB	264	986	—	1,250
Non-investment grade	2	142	—	144
Total fair value	$1,442	$1,972	$177	$3,591
Total amortized cost	$1,474	$1,790	$174	$3,438
European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity's management location, country of primary listing, revenue and reporting currency. As of December 31, 2011, securities with a fair value and amortized cost of $1,853 million and $1,768 million relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $392 million and $399 million pertain to Greece, Italy, Ireland, Portugal and Spain (“GIIPS”). Ratings presented in the table above do not reflect downgrades that occurred subsequent to December 31, 2011 which impact securities with a fair value of $117 million.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

December 31
(In millions)	2011	2010
Short term investments:
Commercial paper	$411	$686
U.S. Treasury securities	903	903
Money market funds	45	94
Other	282	532
Total short term investments	$1,641	$2,215

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.
For 2011, net cash provided by operating activities was $1,702 million as compared with net cash used by operating activities of $89 million for 2010. As further discussed in Note F to the Consolidated Financial Statements included under Item 8 and previously referenced in this MD&A, in 2010 we completed the Loss Portfolio Transfer transaction. As a result of this transaction, operating cash flows were reduced for the initial net cash settlement with NICO. Excluding the impact of this transaction, net cash provided by operating activities was approximately $1,800 million for 2010.
Cash flows resulting from reinsurance contract commutations are reported as operating activities. During 2011, operating cash flows were increased by $547 million related to net cash inflows from commutations as compared to net cash inflows of $189 million during 2010. Additionally, payments made for income taxes were $61 million for 2011 as compared to a refund of $175 million in 2010. Further, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2010 operating cash flows were increased by $153 million as compared to an increase of $1 million during 2011 related to trading activity. Excluding the items above, net cash generated by our business operations was approximately $1,215 million for 2011 and $1,280 million for 2010.
Net cash provided by operating activities was $1,258 million in 2009. Operating cash flows were decreased by $164 million in 2009 related to net cash outflows which increased the size of the trading portfolio held at December 31, 2009.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $1,060 million for 2011, as compared with net cash provided of $767 million for 2010 and net cash used of $1,093 million for 2009. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments which was used to fund the $1.9 billion initial net cash settlement with NICO as discussed above.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
Net cash used by financing activities was $644 million, $742 million, and $120 million for 2011, 2010 and 2009. During 2011, we purchased the noncontrolling interest of CNA Surety and resumed payment of common stock dividends. Net cash used by financing activities in 2010 was primarily related to payments to redeem the outstanding 2008 Senior Preferred as discussed below.

2008 Senior Preferred and Surplus Note
In 2008, we issued, and Loews purchased, 12,500 shares of CNAF non-voting cumulative senior preferred stock for $1.25 billion. We used the majority of the proceeds to increase the statutory surplus of our principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. As of December 31, 2010, we have fully redeemed all 12,500 shares originally issued, through a series of redemptions during 2009 and 2010. The redemptions were funded by the issuance of debt and the partial repayment of the surplus note. In 2011 and 2010, we repaid $250 million and $500 million of the $1.0 billion surplus note to CNAF, leaving an outstanding balance of $250 million as of December 31, 2011.
Dividends of $76 million and $122 million on the 2008 Senior Preferred were declared and paid for the years ended December 31, 2010 and 2009.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our revolving credit facility, which provides for a total commitment of up to $250 million. This credit facility expires August 2012.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.
Common Stock Dividends
Dividends of $0.40 per share of our common stock were declared and paid in 2011. On February 3, 2012, our Board of Directors declared a quarterly dividend of $0.15 per share, payable March 1, 2012 to stockholders of record on February 16, 2012. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Our ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary's domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.
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
A summary of our commitments as of December 31, 2011 is presented in the following table.
Contractual Commitments

December 31, 2011
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,835	$252	$875	$612	$2,096
Lease obligations	222	37	68	45	72
Claim and claim adjustment expense reserves (b)	25,858	5,738	7,531	3,923	8,666
Future policy benefits reserves (c)	32,188	111	365	616	31,096
Policyholder funds reserves (c)	151	22	29	(1)	101
Guaranteed payment contracts (d)	13	4	6	3	—
Total (e)	$62,267	$6,164	$8,874	$5,198	$42,031

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2011. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits and policyholders' funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2011. Future policy benefit reserves of $725 million and policyholders' fund reserves of $36 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Primarily relating to outsourced services and software.

(e)	Does not include expected estimated contribution of $92 million to our pension and postretirement plans in 2012.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, C, F, G, I, J and K to the Consolidated Financial Statements included under Item 8.

Ratings
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. One or more of these agencies could take action in the future to change the ratings of our insurance subsidiaries.
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P for the property and casualty and life companies. The table also includes the ratings for CNAF senior debt and The Continental Corporation (Continental) senior debt.

	Insurance Financial Strength Ratings			Corporate Debt Ratings
	Property & Casualty		Life	CNAF	Continental
	CCC Group	Western Surety Group	CAC	Senior Debt	Senior Debt
A.M. Best	A	A	A-	bbb	Not rated
Moody's	A3	Not rated	Not rated	Baa3	Baa3
S&P	A-	A-	Not rated	BBB-	BBB-
A.M. Best and Moody's maintain a stable outlook on the Company. In 2011, S&P revised their outlook on our rating to positive from stable.
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
Company-Specific Factors

•
the risks and uncertainties associated with our loss reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of this Report, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

•
increased operating costs and underwriting losses arising from the Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, as well as health care reform proposals at the state level; and

•
regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy standards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments are exposed to various market risks, such as interest rate risk, equity price risk and foreign currency risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term could have a material adverse impact on our results of operations or equity.
Discussions herein regarding market risk focus on only one element of market risk, which is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors such as credit spreads and market liquidity. The fair value of the financial instruments is generally adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.
Active management of market risk is integral to our operations. We may take the following actions to manage our exposure to market risk within defined tolerance ranges: (1) change the character of future investments purchased or sold, (2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred, or (3) rebalance our existing asset and liability portfolios.
Sensitivity Analysis
We monitor our sensitivity to interest rate changes by revaluing financial assets and liabilities using a variety of different interest rates. The Company uses duration and convexity at the security level to estimate the change in fair value that would result from a change in each security's yield. Duration measures the price sensitivity of an asset to changes in the yield rate. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security in determining the hypothetical change in fair value. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.
The evaluation is performed by applying an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on our fair value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the fair value of our financial instruments to selected changes in market rates and prices. The range of change chosen reflects our view of changes that are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2011 and 2010 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2011 and 2010, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level at December 31, 2011 and 2010, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
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
The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2011 and 2010, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

December 31, 2011		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,878	$(1,175)	$(117)	$—
States, municipalities and political subdivisions	9,782	(1,066)	—	—
Asset-backed	8,084	(345)	(2)	—
U.S. Treasury and obligations of government-sponsored enterprises	493	(8)	—	—
Foreign government	636	(18)	(63)	—
Redeemable preferred stock	58	(3)	—	(2)
Total fixed maturity securities available-for-sale	39,931	(2,615)	(182)	(2)
Fixed maturity securities trading	6	—	—	—
Equity securities available-for-sale	304	(14)	(1)	(30)
Limited partnership investments	2,245	1	—	(51)
Other invested assets	11	—	—	—
Mortgage loans (a)	247	(11)	—	—
Short term investments	1,641	(6)	(8)	—
Derivatives	1	—	—	—
Total general account	44,386	(2,645)	(191)	(83)
Separate accounts:
Fixed maturity securities	381	(15)	—	—
Short term investments	31	—	—	—
Total separate accounts	412	(15)	—	—
Derivative financial instruments, included in Other liabilities	(1)	—	—	—
Total securities	$44,797	$(2,660)	$(191)	$(83)
Long term debt (a)	$2,679	$(142)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2010		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,025	$(1,216)	$(100)	$—
States, municipalities and political subdivisions	7,889	(799)	—	—
Asset-backed	7,846	(376)	(2)	—
U.S. Treasury and obligations of government-sponsored enterprises	137	(4)	—	—
Foreign government	620	(18)	(60)	—
Redeemable preferred stock	54	(3)	—	(2)
Total fixed maturity securities available-for-sale	37,571	(2,416)	(162)	(2)
Fixed maturity securities trading	6	—	—	—
Equity securities available-for-sale	440	(26)	—	(44)
Limited partnership investments	2,309	1	—	(52)
Other invested assets	26	(1)	—	—
Mortgage loans (a)	86	(6)	—	—
Short term investments	2,215	(7)	(21)	—
Derivatives	1	—	—	—
Total general account	42,654	(2,455)	(183)	(98)
Separate accounts:
Fixed maturity securities	405	(18)	—	—
Equity securities	22	—	—	(2)
Short term investments	19	—	—	—
Total separate accounts	446	(18)	—	(2)
Derivative financial instruments, included in Other liabilities	(2)	—	2	—
Total securities	$43,098	$(2,473)	$(181)	$(100)
Long term debt (a)	$2,376	$(127)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2011 and 2010, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

December 31, 2011		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,878	$(1,703)	$(234)	$—
States, municipalities and political subdivisions	9,782	(1,563)	—	—
Asset-backed	8,084	(570)	(5)	—
U.S. Treasury and obligations of government-sponsored enterprises	493	(11)	—	—
Foreign government	636	(26)	(126)	—
Redeemable preferred stock	58	(5)	—	(6)
Total fixed maturity securities available-for-sale	39,931	(3,878)	(365)	(6)
Fixed maturity securities trading	6	—	—	—
Equity securities available-for-sale	304	(23)	(1)	(76)
Limited partnership investments	2,245	1	—	(126)
Other invested assets	11	—	—	—
Mortgage loans (a)	247	(16)	—	—
Short term investments	1,641	(10)	(16)	—
Derivatives	1	—	—	—
Total general account	44,386	(3,926)	(382)	(208)
Separate accounts:
Fixed maturity securities	381	(22)	—	—
Short term investments	31	—	—	—
Total separate accounts	412	(22)	—	—
Derivative financial instruments, included in Other liabilities	(1)	—	—	—
Total securities	$44,797	$(3,948)	$(382)	$(208)
Long term debt (a)	$2,679	$(210)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2010		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,025	$(1,784)	$(199)	$—
States, municipalities and political subdivisions	7,889	(1,153)	—	—
Asset-backed	7,846	(570)	(5)	—
U.S. Treasury and obligations of government-sponsored enterprises	137	(6)	—	—
Foreign government	620	(26)	(119)	—
Redeemable preferred stock	54	(5)	—	(5)
Total fixed maturity securities available-for-sale	37,571	(3,544)	(323)	(5)
Fixed maturity securities trading	6	—	—	—
Equity securities available-for-sale	440	(44)	(1)	(110)
Limited partnership investments	2,309	1	—	(130)
Other invested assets	26	(2)	—	—
Mortgage loans (a)	86	(9)	—	—
Short term investments	2,215	(10)	(42)	—
Derivatives	1	—	1	—
Total general account	42,654	(3,608)	(365)	(245)
Separate accounts:
Fixed maturity securities	405	(26)	—	—
Equity securities	22	—	—	(5)
Short term investments	19	—	—	—
Total separate accounts	446	(26)	—	(5)
Derivative financial instruments, included in Other liabilities	(2)	—	3	—
Total securities	$43,098	$(3,634)	$(362)	$(250)
Long term debt (a)	$2,376	$(187)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2011	2010	2009
Revenues
Net earned premiums	$6,603	$6,515	$6,721
Net investment income	2,054	2,316	2,320
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(175)	(254)	(1,657)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(41)	22	305
Net other-than-temporary impairment losses recognized in earnings	(216)	(232)	(1,352)
Other net realized investment gains	212	318	495
Net realized investment gains (losses), net of participating policyholders’ interests	(4)	86	(857)
Other revenues	294	292	288
Total revenues	8,947	9,209	8,472
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,489	4,985	5,290
Amortization of deferred acquisition costs	1,410	1,387	1,417
Other operating expenses (Note F)	996	1,568	1,097
Interest	175	157	128
Total claims, benefits and expenses	8,070	8,097	7,932
Income from continuing operations before income tax	877	1,112	540
Income tax expense	(246)	(333)	(57)
Income from continuing operations	631	779	483
Loss from discontinued operations, net of income tax benefit of $0, $0 and $0	(1)	(21)	(2)
Net income	630	758	481
Net (income) loss attributable to noncontrolling interests	(16)	(68)	(62)
Net income attributable to CNA	$614	$690	$419

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA	$615	$711	$421
Dividends on 2008 Senior Preferred	—	(76)	(122)
Income from continuing operations attributable to CNA common stockholders	615	635	299
Loss from discontinued operations attributable to CNA common stockholders	(1)	(21)	(2)
Income attributable to CNA common stockholders	$614	$614	$297

Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$2.28	$2.36	$1.11
Loss from discontinued operations attributable to CNA common stockholders	—	(0.08)	(0.01)
Basic and diluted earnings per share attributable to CNA common stockholders	$2.28	$2.28	$1.10

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.3	269.1	269.0
Diluted	269.6	269.5	269.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31	2011		2010		2009
(In millions)	Tax	After-tax	Tax	After-tax	Tax	After-tax
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(6)	$10	$(47)	$86	$52	$(95)
Net unrealized gains on other investments	(198)	362	(269)	505	(2,024)	3,741
Net unrealized gains on investments	(204)	372	(316)	591	(1,972)	3,646
Net unrealized gains (losses) on discontinued operations and other	—	(1)	(2)	9	(2)	9
Foreign currency translation adjustment	—	(15)	—	49	—	117
Pension and postretirement benefits	111	(208)	(18)	35	(8)	15
Allocation to participating policyholders	—	(7)	—	(23)	—	(40)
Other comprehensive income, net of tax	$(93)	141	$(336)	661	$(1,982)	3,747
Net income		630		758		481
Comprehensive income		771		1,419		4,228
Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests		(8)		(10)		(24)
Pension and postretirement benefits attributable to noncontrolling interests		—		(2)		(2)
Other comprehensive (income) loss attributable to noncontrolling interests		(8)		(12)		(26)
Net (income) loss attributable to noncontrolling interests		(16)		(68)		(62)
Comprehensive (income) loss attributable to noncontrolling interests		(24)		(80)		(88)
Total comprehensive income attributable to CNA		$747		$1,339		$4,140
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2011	2010
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,345 and $36,427)	$39,937	$37,577
Equity securities at fair value (cost of $288 and $422)	304	440
Limited partnership investments	2,245	2,309
Other invested assets	12	27
Mortgage loans	234	87
Short term investments	1,641	2,215
Total investments	44,373	42,655
Cash	75	77
Reinsurance receivables (less allowance for uncollectible receivables of $91 and $125)	6,001	7,079
Insurance receivables (less allowance for uncollectible receivables of $112 and $160)	1,614	1,557
Accrued investment income	436	425
Deferred acquisition costs	658	1,079
Deferred income taxes	378	667
Property and equipment at cost (less accumulated depreciation of $420 and $543)	309	333
Goodwill and other intangible assets	139	141
Other assets (includes $130 and $139 due from Loews Corporation)	779	868
Separate account business	417	450
Total assets	$55,179	$55,331
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$24,303	$25,496
Unearned premiums	3,250	3,203
Future policy benefits	9,810	8,718
Policyholders’ funds	191	173
Participating policyholders’ funds	68	60
Short term debt	83	400
Long term debt	2,525	2,251
Other liabilities	2,975	3,056
Separate account business	417	450
Total liabilities	43,622	43,807
Commitments and contingencies (Notes B, G and K)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,274,900 and 269,139,198 shares outstanding)	683	683
Additional paid-in capital	2,146	2,200
Retained earnings	8,382	7,876
Accumulated other comprehensive income	470	326
Treasury stock (3,765,343 and 3,901,045 shares), at cost	(102)	(105)
Notes receivable for the issuance of common stock	(22)	(26)
Total CNA stockholders’ equity	11,557	10,954
Noncontrolling interests	—	570
Total equity	11,557	11,524
Total liabilities and equity	$55,179	$55,331
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2011	2010	2009
Cash Flows from Operating Activities
Net income	$630	$758	$481
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Loss from discontinued operations	1	21	2
Loss on disposal of property and equipment	9	—	14
Deferred income tax expense	192	327	177
Trading portfolio activity	1	153	(164)
Net realized investment (gains) losses, net of participating policyholders’ interests	4	(86)	857
Equity method investees	97	(136)	(223)
Amortization of investments	(64)	(117)	(198)
Depreciation	79	78	86
Changes in:
Receivables, net	1,020	(406)	976
Accrued investment income	(17)	(15)	(60)
Deferred acquisition costs	(9)	29	17
Insurance reserves	(237)	(805)	(612)
Other assets	175	142	99
Other liabilities	(187)	53	(174)
Other, net	10	5	3
Total adjustments	1,074	(757)	800
Net cash flows provided by operating activities-continuing operations	$1,704	$1	$1,281
Net cash flows used by operating activities-discontinued operations	$(2)	$(90)	$(23)
Net cash flows provided (used) by operating activities-total	$1,702	$(89)	$1,258
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(12,168)	$(16,704)	$(24,189)
Proceeds from fixed maturity securities:
Sales	7,579	12,514	19,245
Maturities, calls and redemptions	3,055	3,340	3,448
Purchases of equity securities	(72)	(99)	(269)
Proceeds from sales of equity securities	178	341	901
Origination of mortgage loans	(149)	(87)	—
Change in short term investments	566	1,629	(327)
Change in other investments	(141)	(263)	140
Purchases of property and equipment	(84)	(53)	(63)
Dispositions	171	66	—
Other, net	3	7	(2)
Net cash flows provided (used) by investing activities-continuing operations	$(1,062)	$691	$(1,116)
Net cash flows provided by investing activities-discontinued operations	$2	$76	$23
Net cash flows provided (used) by investing activities-total	$(1,060)	$767	$(1,093)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2011	2010	2009
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$(475)	$—	$—
Dividends paid to common stockholders	(108)	—	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(76)	(122)
Payment to redeem 2008 Senior Preferred	—	(1,000)	(250)
Proceeds from the issuance of debt	396	495	350
Repayment of debt	(451)	(150)	(100)
Stock options exercised	2	11	1
Other, net	(8)	(22)	1
Net cash flows used by financing activities-continuing operations	$(644)	$(742)	$(120)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—	$—
Net cash flows used by financing activities-total	$(644)	$(742)	$(120)
Effect of foreign exchange rate changes on cash-continuing operations	$—	$1	$10
Net change in cash	$(2)	$(63)	$55
Net cash transactions from continuing operations to discontinued operations	—	(14)	—
Net cash transactions to discontinued operations from continuing operations	—	14	—
Cash, beginning of year	77	140	85
Cash, end of year	$75	$77	$140

Cash-continuing operations	$75	$77	$140
Cash-discontinued operations	—	—	—
Cash-total	$75	$77	$140
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2011	2010	2009
Preferred Stock
Balance, beginning of period	$—	$1,000	$1,250
Redemption of 2008 Senior Preferred	—	(1,000)	(250)
Balance, end of period	—	—	1,000
Common Stock
Balance, beginning of period	683	683	683
Balance, end of period	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,200	2,177	2,174
Stock-based compensation	4	1	2
Acquisition of CNA Surety noncontrolling interest	(60)	—	—
Other	2	22	1
Balance, end of period	2,146	2,200	2,177
Retained Earnings
Balance, beginning of period	7,876	7,264	6,845
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance as of April 1, 2009, net of tax	—	—	122
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	—	(2)	—
Dividends paid to common stockholders	(108)	—	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	(76)	(122)
Net income attributable to CNA	614	690	419
Balance, end of period	8,382	7,876	7,264
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	326	(325)	(3,924)
Cumulative effect adjustment from change in other-than-temporary impairment accounting guidance as of April 1, 2009, net of tax	—	—	(122)
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	—	2	—
Other comprehensive income attributable to CNA	133	649	3,721
Acquisition of CNA Surety noncontrolling interest	19	—	—
Disposition of FICOH ownership interest	(8)	—	—
Balance, end of period	470	326	(325)
Treasury Stock
Balance, beginning of period	(105)	(109)	(109)
Stock-based compensation	3	4	—
Balance, end of period	(102)	(105)	(109)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(26)	(30)	(42)
Decrease in notes receivable for the issuance of common stock	4	4	12
Balance, end of period	(22)	(26)	(30)
Total CNA Stockholders’ Equity	11,557	10,954	10,660
Noncontrolling Interests
Balance, beginning of period	570	506	420
Net income (loss)	16	68	62
Other comprehensive income (loss)	8	12	26
Acquisition of CNA Surety noncontrolling interest	(434)	—	—
Disposition of FICOH ownership interest	(149)	—	—
Other	(11)	(16)	(2)
Balance, end of period	—	570	506
Total Equity	$11,557	$11,524	$11,166
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company and Continental Assurance Corporation (CAC). Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2011.
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
The Company has historically reported certain run-off insurance operations acquired in its merger with The Continental Corporation in 1995 as discontinued operations. Due to the immateriality of the remaining liabilities, effective in the third quarter of 2011, the Company is no longer reporting these run-off operations as discontinued operations.
Business
The Company's core property and casualty insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The Company serves a wide variety of customers, including small, medium and large businesses; associations; professionals; groups; and individuals with a broad range of insurance and risk management products and services.
Core insurance products include commercial property and casualty coverages, including surety. Non-core insurance products, which primarily have been placed in run-off, include life and accident and health insurance; retirement products and annuities; and property and casualty reinsurance. CNA services include risk management, information services, warranty and claims administration. The Company's products and services are primarily marketed through independent agents, brokers, and managing general underwriters.
CNA Surety Corporation (CNA Surety)
On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of CNA Surety. Previously the Company owned approximately 61% of the outstanding publicly-traded common stock of CNA Surety. CNA Surety is now a wholly-owned subsidiary of CCC, and, effective after the close of the stock market on June 10, 2011, trading in CNA Surety common stock ceased.
The aggregate purchase price was approximately $475 million, based on the offer price of $26.55 per share and inclusive of the retirement of CNA Surety employee stock options. The amount paid to acquire the common stock of CNA Surety not owned by the Company in excess of the closing date noncontrolling interest included in the Company's equity of $434 million was reflected as an adjustment to Additional Paid-in Capital and Accumulated Other Comprehensive Income on the Consolidated Statements of Stockholders' Equity. During 2011, net income attributable to the noncontrolling interest in CNA Surety through the acquisition date of June 10, 2011 was $12 million and is reflected on the Consolidated Statement of Operations. For the years ended December 31, 2010 and 2009, net income attributable to the noncontrolling interest in CNA Surety was $52 million and $46 million.

First Insurance Company of Hawaii (FICOH)
On November 29, 2011, CNA completed the sale of its 50% ownership interest in FICOH to Tokio Marine & Nichido Fire Insurance Co., Ltd., the other 50% shareholder. The sale resulted in a modest after-tax loss inclusive of the increase in income tax expense recorded in the third quarter of 2011 to reflect a higher tax rate applicable to CNA's proportionate share of FICOH's undistributed earnings as a result of the sale.
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
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to losses under high deductible policies, and are presented at unpaid balances, net of an allowance for uncollectible receivables. Amounts are considered past due based on policy payment terms. That allowance is determined based on periodic evaluations of aged receivables, management's experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP), workers' compensation lifetime claims, and accident and health claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.4 billion as of December 31, 2011 and 2010. A significant portion of these amounts are supported by collateral. The Company also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in Future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% at December 31, 2011 and 4.6% to 7.5% at December 31, 2010. At December 31, 2011 and 2010, the discounted reserves for unfunded structured settlements were $632 million and $713 million, net of discount of $1.1 billion in both periods.

Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers' compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.0% to 6.5% at both December 31, 2011 and 2010. At December 31, 2011 and 2010, such discounted reserves totaled $2.1 billion and $1.9 billion, net of discount of $520 million and $487 million.
Future policy benefits reserves: Reserves for long term care products and payout annuity contracts are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, mortality, persistency, discount rates, which are impacted by expected investment yields, and expenses. Expense assumptions include the estimated effects of expenses to be incurred beyond the premium paying period. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation, and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. Interest rates for long-term care products range from 5.0% to 7.5% at December 31, 2011 and from 6.0% to 7.6% at December 31, 2010. Interest rates for payout annuity contracts range from 5.4% to 7.5% at December 31, 2011 and from 2.8% to 10.2% at December 31, 2010. In 2011, the Company unlocked assumptions related to its payout annuity contracts due to anticipated adverse changes in mortality and discount rates, which reflect the current low interest rate environment and our view of expected investment yields, resulting in loss recognition which increased insurance reserves by $166 million.
Policyholders' funds reserves: Policyholders' funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are generally equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2011 and 2010, the liability balances were $152 million and $160 million. As of December 31, 2011 and 2010, included in Other assets on the Consolidated Balance Sheets were $2 million and $3 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.
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

The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables are generally less than 5% of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
Amounts are considered past due based on the reinsurance contract terms. Reinsurance receivables related to paid losses and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer. Reinsurance receivables related to paid losses from insolvent insurers are written off when the settlement due from the estate can be reasonably estimated. At the time reinsurance receivables related to paid losses are written off, any required adjustment to reinsurance receivables related to unpaid losses is recorded as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $18 million and $23 million recorded as deposit assets at December 31, 2011 and 2010, and $123 million and $114 million recorded as deposit liabilities at December 31, 2011 and 2010. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
Participating insurance: Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. Limitations exist on the amount of income from participating life insurance contracts that may be distributed to stockholders, and therefore the share of income on these policies that cannot be distributed to stockholders is excluded from Stockholders' equity by a charge to operations and other comprehensive income and the establishment of a corresponding liability.
Deferred acquisition costs: Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which vary with and are related primarily to the acquisition of business. Such costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.
Deferred acquisition costs related to accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy. At December 31, 2011 and 2010, Deferred acquisition costs were presented net of Shadow Adjustments, as defined later in this note, of $412 million and $0 million.
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

Investments in life settlement contracts and related revenue recognition: Prior to 2002, the Company purchased investments in life settlement contracts. A life settlement contract is a contract between the owner of a life insurance policy (the policy owner) and a third-party investor (investor). Under a life settlement contract, the Company obtains the ownership and beneficiary rights of an underlying life insurance policy.
The Company accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Operations. The fair value of the Company's investments in life settlement contracts were $117 million and $129 million at December 31, 2011 and 2010, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.
The following table details the values for life settlement contracts. The determination of fair value is discussed in Note D.

December 31, 2011	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts (In millions)	Face Amount of Life Insurance Policies (In millions)
Estimated maturity during:
2012	70	$16	$46
2013	70	14	42
2014	60	12	39
2015	60	10	37
2016	50	9	33
Thereafter	531	56	338
Total	841	$117	$535
The Company uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured's death for each inforce policy based upon the Company's estimated mortality rates, which may vary due to the relatively small size of the portfolio of life settlement contracts. The number of life settlement contracts presented in the table above is based upon the average face amount of inforce policies estimated to mature in each future year.
The increase in fair value recognized for the years ended December 31, 2011, 2010 and 2009 on contracts still being held was $5 million, $10 million and $10 million. The gains recognized during the years ended December 31, 2011, 2010 and 2009 on contracts that matured were $28 million, $19 million and $24 million.
Separate Account Business: Separate account assets and liabilities represent contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets are segregated into accounts with specific underlying investment objectives and are legally segregated from the Company. All assets of the separate account business are carried at fair value with an equal amount recorded for separate account liabilities. Fee income accruing to the Company related to separate accounts is primarily included within Other revenues on the Consolidated Statements of Operations.
A number of separate account pension deposit contracts guarantee principal and an annual minimum rate of interest. If aggregate contract value in the separate account exceeds the fair value of the related assets, an additional Policyholders' funds liability is established. During 2011, the Company increased this pretax Policyholders' funds liability by $18 million. The Company decreased this pretax Policyholders' funds liability by $24 million and $42 million in 2010 and 2009. Certain of these contracts are subject to a fair value adjustment if terminated by the policyholder.

Investments
Valuation of investments: The Company classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income on the Consolidated Statements of Operations. Losses may be recognized within Net realized investment gains (losses) on the Consolidated Statements of Operations when a decline in value is determined by the Company to be other-than-temporary.
To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). For the years ended December 31, 2011 and 2010, Shadow Adjustments, net of participating policyholders' interest, of $582 million and $150 million, were recorded, net of tax. At December 31, 2011 and 2010, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by $732 million and $150 million.
For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The amortized cost of high credit quality securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in Net investment income on the Consolidated Statements of Operations. Interest income on lower rated securities is determined using the prospective yield method.
The Company's carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the General Partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, primarily three months or less. Changes in net asset values are accounted for under the equity method and recorded within Net investment income on the Consolidated Statements of Operations.
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
Other invested assets include certain derivative securities and securities containing embedded credit derivatives for which the fair value option was elected.
Short term investments are carried at fair value. Changes in fair value are reported as a component of Other comprehensive income.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of Accumulated other comprehensive income. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains (losses) of $4 million, $(19) million and $(14) million were included in determining net income (loss) for the years ended December 31, 2011, 2010 and 2009.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Furniture and fixtures are depreciated over seven years. Office equipment is depreciated over five years. The estimated lives for data processing equipment and software range from three to five years. Leasehold improvements are depreciated over the corresponding lease terms. The Company's owned buildings, and related capital improvements, are depreciated over periods not to exceed fifty years.
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets primarily represent the excess of purchase price over the fair value of the net assets of acquired entities and businesses. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.
Earnings (Loss) Per Share Data
Earnings (loss) per share attributable to the Company's common stockholders is based on weighted average number of outstanding common shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing net income (loss) attributable to CNA by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2011, 2010, and 2009, approximately 290 thousand, 380 thousand and 120 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1.1 million, 1.2 million and 1.7 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Supplementary Cash Flow Information
Cash payments made for interest were $175 million, $145 million and $124 million for the years ended December 31, 2011, 2010 and 2009. Cash payments made for income taxes were $61 million for the year ended December 31, 2011. Cash refunds received for income taxes amounted to $175 million and $117 million for the years ended December 31, 2010 and 2009.
Accounting Standards Updates
Accounting standard to be adopted
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board issued updated accounting guidance that limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The updated accounting guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with prospective or retrospective application allowed. Effective January 1, 2012, the Company will adopt this updated accounting guidance retrospectively and estimates the cumulative effect as of December 31, 2011 will reduce Total CNA stockholders' equity by $70 million, after tax.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2011	2010	2009
Fixed maturity securities	$2,011	$2,051	$1,941
Short term investments	8	15	36
Limited partnership investments	48	249	315
Equity securities	20	32	49
Mortgage loans	9	2	—
Trading portfolio (a)	9	13	23
Other	7	8	6
Gross investment income	2,112	2,370	2,370
Investment expense	(58)	(54)	(50)
Net investment income	$2,054	$2,316	$2,320
___________________

(a)
There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the years ended December 31, 2011 and 2010. Net unrealized losses related to changes in fair value on trading securities still held included in net investment income were $5 million for the year ended December 31, 2009.

As of December 31, 2011, the Company held nine non-income producing fixed maturity securities aggregating $3 million of fair value. As of December 31, 2010, the Company held seven non-income producing fixed maturity securities aggregating $3 million of fair value. As of December 31, 2011 and 2010, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2011	2010	2009
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$289	$475	$500
Gross realized losses	(311)	(383)	(1,667)
Net realized investment gains (losses) on fixed maturity securities	(22)	92	(1,167)
Equity securities:
Gross realized gains	10	50	473
Gross realized losses	(11)	(52)	(230)
Net realized investment gains (losses) on equity securities	(1)	(2)	243
Derivatives	—	(1)	51
Short term investments and other (a)	19	(3)	16
Net realized investment gains (losses), net of participating policyholders’ interests	$(4)	$86	$(857)
____________________

(a)
Includes net unrealized gains (losses) related to changes in the fair value of securities for which the fair value option has been elected. Net unrealized gains (losses) were $2 million and $(1) million for the years ended December 31, 2011 and 2010.

Net change in unrealized gains (losses) on investments is presented in the following table.
Net Change in Unrealized Gains (Losses)

Years ended December 31
(In millions)	2011	2010	2009
Net change in unrealized gains (losses) on investments:
Fixed maturity securities	$1,442	$1,140	$5,278
Equity securities	(2)	7	156
Other	(3)	(1)	(4)
Total net change in unrealized gains (losses) on investments	$1,437	$1,146	$5,430
The components of other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Years ended December 31
(In millions)	2011	2010	2009
Fixed maturity securities available-for-sale:
Corporate and other bonds	$95	$68	$357
States, municipalities and political subdivisions	—	62	79
Asset-backed:
Residential mortgage-backed	105	71	461
Commercial mortgage-backed	—	3	193
Other asset-backed	6	3	31
Total asset-backed	111	77	685
Redeemable preferred stock	—	—	9
Total fixed maturity securities available-for-sale	206	207	1,130
Equity securities available-for-sale:
Common stock	8	11	5
Preferred stock	1	14	217
Total equity securities available-for-sale	9	25	222
Short term investments	1	—	—
Net OTTI losses recognized in earnings	$216	$232	$1,352
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
Prior to the adoption of the updated accounting guidance related to OTTI in the second quarter of 2009 the Company applied the impairment model described in the paragraph above to both fixed maturity and equity securities.

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,086	$1,946	$154	$20,878	$—
States, municipalities and political subdivisions	9,018	900	136	9,782	—
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955	—
Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14	—	493	—
Foreign government	608	28	—	636	—
Redeemable preferred stock	51	7	—	58	—
Total fixed maturity securities available-for-sale	37,339	3,128	536	39,931	$97
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	30	17	—	47
Preferred stock	258	4	5	257
Total equity securities available-for-sale	288	21	5	304
Total	$37,633	$3,149	$541	$40,241

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,492	$1,603	$70	$21,025	$—
States, municipalities and political subdivisions	8,157	142	410	7,889	—
Asset-backed:
Residential mortgage-backed	6,254	101	265	6,090	114
Commercial mortgage-backed	994	40	41	993	(2)
Other asset-backed	753	18	8	763	—
Total asset-backed	8,001	159	314	7,846	112
U.S. Treasury and obligations of government-sponsored enterprises	122	16	1	137	—
Foreign government	602	18	—	620	—
Redeemable preferred stock	47	7	—	54	—
Total fixed maturity securities available-for-sale	36,421	1,945	795	37,571	$112
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	90	25	—	115
Preferred stock	332	2	9	325
Total equity securities available-for-sale	422	27	9	440
Total	$36,849	$1,972	$804	$38,017

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4	—	—	389	4
Total asset-backed	1,539	79	1,043	167	2,582	246
Total fixed maturity securities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5	—	—	117	5
Total equity securities available-for-sale	117	5	—	—	117	5
Total	$4,275	$211	$1,923	$330	$6,198	$541

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,719	$34	$405	$36	$2,124	$70
States, municipalities and political subdivisions	3,339	164	745	246	4,084	410
Asset-backed:
Residential mortgage-backed	1,800	52	1,801	213	3,601	265
Commercial mortgage-backed	164	3	333	38	497	41
Other asset-backed	122	1	60	7	182	8
Total asset-backed	2,086	56	2,194	258	4,280	314
U.S. Treasury and obligations of government-sponsored enterprises	8	1	—	—	8	1
Total fixed maturity securities available-for-sale	7,152	255	3,344	540	10,496	795
Equity securities available-for-sale:
Preferred stock	175	5	70	4	245	9
Total equity securities available-for-sale	175	5	70	4	245	9
Total	$7,327	$260	$3,414	$544	$10,741	$804

The following table summarizes the activity for the years ended December 31, 2011 and 2010 and for the period from April 1, 2009 to December 31, 2009 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2011, 2010 and 2009 for which a portion of an OTTI loss was recognized in Other comprehensive income.

(In millions)	Year ended December 31, 2011	Year ended December 31, 2010	Period from April 1, 2009 to December 31, 2009
Beginning balance of credit losses on fixed maturity securities	$141	$164	$192
Additional credit losses for securities for which an OTTI loss was previously recognized	39	37	93
Credit losses for securities for which an OTTI loss was not previously recognized	11	11	183
Reductions for securities sold during the period	(67)	(62)	(239)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(32)	(9)	(65)
Ending balance of credit losses on fixed maturity securities	$92	$141	$164
Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the December 31, 2011 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor's and Moody's Investor Services, Inc. in that order of preference. If a security is not rated by these providers, the Company formulates an internal rating.
Corporate and Other Bonds
The unrealized losses on the Company's investments in this category primarily relate to bonds within the financial industry sector. The financial industry sector holdings in this category include bonds with an aggregate fair value of $1,682 million and an aggregate amortized cost of $1,788 million as of December 31, 2011.
The following table summarizes corporate and other bonds in a gross unrealized loss position by ratings distribution at December 31, 2011.
Gross Unrealized Losses by Ratings Distribution

December 31, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
AAA	$112	$111	$1
AA	97	94	3
A	895	853	42
BBB	1,275	1,196	79
Non-investment grade	486	457	29
Total	$2,865	$2,711	$154
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2011.

States, Municipalities and Political Subdivisions
The unrealized losses on the Company's investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after-tax returns on similar fixed income securities. Securities that comprise 83% of the gross unrealized losses in this category are rated AA or higher.
The largest exposures at December 31, 2011 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $80 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2011.
Asset-Backed Securities
The fair value of total asset-backed holdings at December 31, 2011 was $8,084 million which was comprised of 2,010 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 112 had underlying collateral that was either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
The gross unrealized losses on residential mortgage-backed securities included $35 million related to securities guaranteed by a U.S. government agency or sponsored enterprise and $148 million related to non-agency structured securities. Non-agency structured securities included 131 securities that had at least one trade lot in a gross unrealized loss position and the aggregate severity of the gross unrealized loss was approximately 11% of amortized cost.
Commercial mortgage-backed securities included 61 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 9% of amortized cost.
Other asset-backed securities included 51 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 1% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at December 31, 2011.
Gross Unrealized Losses by Ratings Distribution

December 31, 2011	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
U.S. Government, Government Agencies, and Government-Sponsored Enterprises	$382	$347	$35
AAA	364	355	9
AA	409	388	21
A	370	357	13
BBB	319	294	25
Non-investment grade	984	841	143
Total	$2,828	$2,582	$246

The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2011.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2011 and 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	December 31, 2011		December 31, 2010
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,802	$1,812	$1,515	$1,506
Due after one year through five years	13,110	13,537	11,198	11,653
Due after five years through ten years	8,410	8,890	10,022	10,425
Due after ten years	14,017	15,692	13,686	13,987
Total	$37,339	$39,931	$36,421	$37,571
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2011 and 2010 was $2,245 million and $2,309 million, which includes undistributed earnings of $560 million and $723 million. Limited partnerships comprising 58% of the total carrying value are reported on a current basis through December 31, 2011 with no reporting lag, 25% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2011 and 2010, the Company had 79 and 75 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Of the limited partnerships held, 81% and 85% at December 31, 2011 and 2010 employ hedge fund strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 46% were equity related, 32% pursued a multi-strategy approach, 19% were focused on distressed investments and 3% were fixed income related at December 31, 2011.
Limited partnerships representing 14% and 11% at December 31, 2011 and 2010 were invested in private debt and equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,218 million and $1,321 million as of December 31, 2011 and 2010. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% of the aggregate partnership equity at December 31, 2011 and 2010, and the related income reflected on the Consolidated Statements of Operations represents approximately 4%, 3%, and 4% of the changes in partnership equity for all limited partnership investments for the years ended December 31, 2011, 2010 and 2009.

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
Commercial Mortgage Loans
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. As of December 31, 2011 and 2010, 14% and 40% of the carrying value of mortgage loans related to credit tenant loans. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. As of December 31, 2011 and 2010, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of December 31, 2011, the Company had committed approximately $129 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of December 31, 2011, the Company had commitments to purchase $95 million and sell $69 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of December 31, 2011, the Company had obligations on unfunded bank loan participations in the amount of $6 million.
As of December 31, 2011, the Company had mortgage loan commitments of $48 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.
Investments on Deposit
Securities with carrying values of approximately $3.5 billion and $2.9 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2011 and 2010.
Cash and securities with carrying values of approximately $5 million and $6 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2011 and 2010. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $288 million and $298 million as of December 31, 2011 and 2010.

Note C. Derivative Financial Instruments
The Company may use derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, credit risk, equity price risk and foreign currency risk) stemming from various assets and liabilities. The Company's principal objective under such strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.
The Company enters into interest rate swaps, futures and commitments to purchase securities to manage interest rate risk. Credit derivatives such as credit default swaps (CDS) are entered into to modify the credit risk inherent in certain investments. The Company uses foreign currency forward contracts, primarily British pounds, Euros and Canadian dollars, to manage foreign currency risk.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $1 million and $2 million at December 31, 2011 and 2010. There was no cash collateral received from counterparties held at December 31, 2011 as compared to $1 million at December 31, 2010.
Derivative securities are recorded at fair value. See Note D for information regarding the fair value of derivative securities. Changes in the fair value of derivatives not associated with the trading portfolio are reported in Net realized investment gains (losses) on the Consolidated Statements of Operations. Changes in the fair value of derivatives associated with the trading portfolio are reported in Net investment income on the Consolidated Statements of Operations.

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Years ended December 31
(In millions)	2011	2010	2009
Without hedge designation
Interest rate swaps	$—	$—	$61
Credit default swaps - purchased protection	—	(1)	(47)
Credit default swaps - sold protection	—	—	3
Total return swaps	—	—	(2)
Futures sold, not yet purchased	—	—	21
Options written	—	—	15
Total without hedge designation	—	(1)	51
Trading activities
Futures sold, not yet purchased	—	(1)	(2)
Total	$—	$(2)	$49
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
Derivative Financial Instruments

December 31, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	22	1	—
Equity warrants	4	—	—
Total	$46	$1	$(1)

December 31, 2010	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(2)
Credit default swaps - sold protection	8	1	—
Currency forwards	18	—	—
Equity warrants	3	—	—
Total	$49	$1	$(2)
During the year ended December 31, 2011, new derivative transactions entered into totaled $1,073 million in notional value while derivative termination activity totaled $1,076 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities, and foreign currency forwards. During the year ended December 31, 2010, new derivative transactions entered into totaled approximately $2.4 billion in notional value while derivative termination activity totaled approximately $2.6 billion. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. In general the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets.
The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures include i) the review of pricing service or broker pricing methodologies, ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, iii) exception reporting, where changes in price, period-over-period, are reviewed and challenged with the pricing service or broker based on exception criteria, iv) deep dives, where the Company independently validates detailed information regarding inputs and assumptions for individual securities and v) pricing validation, where prices received are compared to prices independently estimated by the Company.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,402	$482	$20,884
States, municipalities and political subdivisions	—	9,611	171	9,782
Asset-backed:
Residential mortgage-backed	—	5,323	452	5,775
Commercial mortgage-backed	—	1,295	59	1,354
Other asset-backed	—	612	343	955
Total asset-backed	—	7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	451	42	—	493
Foreign government	92	544	—	636
Redeemable preferred stock	5	53	—	58
Total fixed maturity securities	548	37,882	1,507	39,937
Equity securities	124	113	67	304
Derivative and other financial instruments, included in Other invested assets	—	1	11	12
Short term investments	1,106	508	27	1,641
Life settlement contracts, included in Other assets	—	—	117	117
Separate account business	21	373	23	417
Total assets	$1,799	$38,877	$1,752	$42,428
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

December 31, 2010				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,407	$624	$21,031
States, municipalities and political subdivisions	—	7,623	266	7,889
Asset-backed:
Residential mortgage-backed	—	5,323	767	6,090
Commercial mortgage-backed	—	920	73	993
Other asset-backed	—	404	359	763
Total asset-backed	—	6,647	1,199	7,846
U.S. Treasury and obligations of government-sponsored enterprises	76	61	—	137
Foreign government	115	505	—	620
Redeemable preferred stock	3	48	3	54
Total fixed maturity securities	194	35,291	2,092	37,577
Equity securities	288	126	26	440
Derivative and other financial instruments, included in Other invested assets	—	—	27	27
Short term investments	1,214	974	27	2,215
Life settlement contracts, included in Other assets	—	—	129	129
Discontinued operations investments, included in Other liabilities	11	60	—	71
Separate account business	28	381	41	450
Total assets	$1,735	$36,832	$2,342	$40,909
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(2)	$(2)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$624	$(11)	$(1)	$484	$(204)	$(149)	$79	$(340)	$482	$(12)
States, municipalities and political subdivisions	266	—	(1)	3	—	(92)	—	(5)	171	—
Asset-backed:
Residential mortgage-backed	767	(16)	(11)	225	(290)	(60)	—	(163)	452	(6)
Commercial mortgage-backed	73	20	(7)	81	(27)	—	—	(81)	59	—
Other asset-backed	359	(9)	5	537	(341)	(99)	2	(111)	343	(5)
Total asset-backed	1,199	(5)	(13)	843	(658)	(159)	2	(355)	854	(11)
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	(13)	(18)	1,330	(865)	(400)	81	(700)	1,507	(23)
Equity securities	26	(2)	2	66	(27)	—	5	(3)	67	(3)
Derivative and other financial instruments, net	25	3	—	1	(19)	—	—	—	10	2
Short term investments	27	—	—	39	—	(29)	—	(10)	27	—
Life settlement contracts	129	33	—	—	—	(45)	—	—	117	5
Separate account business	41	—	—	—	(6)	—	—	(12)	23	—
Total	$2,340	$21	$(16)	$1,436	$(917)	$(474)	$86	$(725)	$1,751	$(19)

Level 3 (In millions)	Balance at January 1, 2010	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases, sales, issuances and settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2010	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2010 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$609	$9	$56	$45	$60	$(155)	$624	$(4)
States, municipalities and political subdivisions	756	—	15	(507)	2	—	266	—
Asset-backed:
Residential mortgage-backed	629	(10)	15	181	—	(48)	767	(13)
Commercial mortgage-backed	123	10	13	(8)	7	(72)	73	(2)
Other asset-backed	348	6	30	30	—	(55)	359	(1)
Total asset-backed	1,100	6	58	203	7	(175)	1,199	(16)
Redeemable preferred stock	2	6	2	(7)	—	—	3	—
Total fixed maturity securities	2,467	21	131	(266)	69	(330)	2,092	(20)
Equity securities	11	(4)	1	17	8	(7)	26	(5)
Derivative and other financial instruments, net	(11)	(1)	—	37	—	—	25	(1)
Short term investments	—	—	—	37	1	(11)	27	—
Life settlement contracts	130	29	—	(30)	—	—	129	10
Discontinued operations investments	16	—	1	(2)	—	(15)	—	—
Separate account business	38	—	—	3	—	—	41	—
Total	$2,651	$45	$133	$(204)	$78	$(363)	$2,340	$(16)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2011 or 2010. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Fixed maturity securities are valued using methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Common inputs include: prices from recently executed transactions of similar securities, broker/dealer quotes, benchmark yields, spreads off benchmark yields, interest rates, and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data.
Level 1 securities include highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt and taxable auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of principal prepayments prior to maturity.
Equity Securities
Level 1 equity securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing market observable inputs. Level 3 securities are priced using internal models with inputs that are not market observable.
Derivative and Other Financial Instruments
Exchange traded derivatives, primarily futures, are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives primarily include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within

Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Other financial instruments consist of Level 3 securities for which the fair value option has been elected which contain embedded derivatives and are priced using either broker/dealer quotes or internal models with inputs that are not market observable.
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above.
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
Separate Account Business
Separate account business includes fixed maturity securities, equities and short term investments. The valuation methodologies and inputs for these asset types have been described above.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are listed in the table below.

December 31	2011		2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Notes receivable for the issuance of common stock	$22	$22	$26	$26
Mortgage loans	234	247	87	86
Financial liabilities
Premium deposits and annuity contracts	$109	$114	$104	$105
Short term debt	83	84	400	411
Long term debt	2,525	2,679	2,251	2,376
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
The Company's senior notes and debentures were valued based on observable market prices. The fair value for other debt was estimated using discounted cash flows based on current incremental borrowing rates for similar borrowing arrangements.
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
For the years ended December 31, 2011, 2010, and 2009 the Company received from Loews $10 million, $298 million, and $196 million related to federal income taxes.
For 2009 through 2011, the IRS invited Loews and the Company to participate in the Compliance Assurance Process (CAP), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. Loews and the Company agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any.
At December 31, 2011 and 2010, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2011 and 2010, the Company did not recognize any interest or penalties. During 2009, the Company recognized $2 million of interest income and no penalties. There were no amounts accrued for interest or penalties at December 31, 2011 and 2010.
The following table provides a reconciliation between the Company's federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, excluding discontinued operations.
Tax Reconciliation

Years ended December 31
(In millions)	2011	2010	2009
Income tax expense at statutory rates	$(307)	$(389)	$(189)
Tax benefit from tax exempt income	74	84	119
Foreign taxes and credits	(3)	(25)	19
Taxes related to domestic affiliate	(21)	(1)	(2)
Prior year tax adjustment	20	—	—
Other tax expense	(9)	(2)	(4)
Income tax expense	$(246)	$(333)	$(57)
At December 31, 2011, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table provides the current and deferred components of the Company's income tax (expense) benefit, excluding taxes on discontinued operations.
Current and Deferred Taxes

Years ended December 31
(In millions)	2011	2010	2009
Current tax (expense) benefit	$(54)	$(6)	$120
Deferred tax expense	(192)	(327)	(177)
Total income tax expense	$(246)	$(333)	$(57)
Total income tax presented above includes foreign tax expense of approximately $27 million, $50 million and $39 million related to income from continuing foreign operations of approximately $75 million, $91 million and $126 million for the years ended December 31, 2011, 2010 and 2009.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are set forth in the table below.
Components of Net Deferred Tax Asset

December 31
(In millions)	2011	2010
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$419	$525
Unearned premium reserves	142	127
Receivables	74	95
Employee benefits	323	258
Life settlement contracts	61	64
Investment valuation differences	3	70
Net loss and tax credits carried forward	25	84
Other assets	159	124
Gross deferred tax assets	1,206	1,347
Deferred Tax Liabilities:
Deferred acquisition costs	283	284
Net unrealized gains	508	314
Other liabilities	37	82
Gross deferred tax liabilities	828	680
Net deferred tax asset	$378	$667
At December 31, 2011, the CNA Tax Group had loss carryforwards of approximately $19 million which expire in 2014, and tax credit carryforwards of $18 million of which $14 million expire in 2020.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2011 or 2010.

Note F. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including IBNR claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $222 million, $121 million and $89 million for the years ended December 31, 2011, 2010 and 2009. Catastrophe losses in 2011 related primarily to domestic storms, Hurricane Irene and the Japanese event.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31
(In millions)	2011	2010	2009
Reserves, beginning of year:
Gross	$25,496	$26,816	$27,593
Ceded	6,122	5,594	6,288
Net reserves, beginning of year	19,374	21,222	21,305
Reduction of net reserves due to the Loss Portfolio Transfer transaction	—	(1,381)	—
Reduction of net reserves due to disposition of subsidiaries	(277)	(98)	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,904	4,741	4,793
Decrease in provision for insured events of prior years	(429)	(544)	(240)
Amortization of discount	135	123	122
Total net incurred (a)	4,610	4,320	4,675
Net payments attributable to:
Current year events	(1,029)	(908)	(917)
Prior year events	(3,473)	(3,776)	(3,939)
Total net payments	(4,502)	(4,684)	(4,856)
Foreign currency translation adjustment and other	78	(5)	98
Net reserves, end of year	19,283	19,374	21,222
Ceded reserves, end of year	5,020	6,122	5,594
Gross reserves, end of year	$24,303	$25,496	$26,816

(a)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders' funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows.
Reserve Development

Years ended December 31
(In millions)	2011	2010	2009
Core (Non-A&EP)	$(429)	$(545)	$(396)
A&EP	—	—	155
Property and casualty reserve development	(429)	(545)	(241)
Life reserve development in life company	—	1	1
Total	$(429)	$(544)	$(240)

The following tables summarize the gross and net carried reserves as of December 31, 2011 and 2010.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,441	$6,266	$2,510	$1,321	$12,538
Gross IBNR Reserves	4,399	5,243	315	1,808	11,765
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,840	$11,509	$2,825	$3,129	$24,303
Net Case Reserves	$2,086	$5,720	$2,025	$347	$10,178
Net IBNR Reserves	3,937	4,670	254	244	9,105
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,023	$10,390	$2,279	$591	$19,283

December 31, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,341	$6,390	$2,403	$1,430	$12,564
Gross IBNR Reserves	4,452	6,132	336	2,012	12,932
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,793	$12,522	$2,739	$3,442	$25,496
Net Case Reserves	$1,992	$5,349	$1,831	$461	$9,633
Net IBNR Reserves	3,926	5,292	266	257	9,741
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,918	$10,641	$2,097	$718	$19,374
A&EP Reserves
On August 31, 2010, CCC together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer).
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

The following table displays the impact of the Loss Portfolio Transfer on the 2010 Consolidated Statement of Operations.
Impact on Consolidated Statement of Operations

Year ended December 31
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
The gross A&EP claim and allocated claim adjustment expense reserves ceded under the Loss Portfolio Transfer and other existing third party reinsurance agreements was $2.3 billion and $2.5 billion at December 31, 2011 and 2010. The remaining amount available under the $4 billion aggregate limit of the Loss Portfolio Transfer was $2.3 billion on an incurred basis at December 31, 2011. These amounts include $138 million of adverse prior year development since the contract effective date of January 1, 2010. The net ultimate paid losses ceded under the Loss Portfolio Transfer were $351 million through December 31, 2011.
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
Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments for the years ended December 31, 2011, 2010 and 2009. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below also includes the impact of commutations and write-offs, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note H for further discussion of the provision for uncollectible reinsurance.
Favorable net prior year development of $29 million, $2 million and $53 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2011, 2010 and 2009. Included in the 2009 favorable net prior year development is the impact of a settlement reached in 2009 with Willis Limited that resolved litigation related to the placement of personal accident reinsurance between 1997 and 1999. Under this settlement agreement, Willis Limited agreed to pay the Company a total of $130 million, which was reported as a loss recovery of $94 million, net of reinsurance.

Net Prior Year Development

Year ended December 31, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development- Core (Non-A&EP)	$(217)	$(204)	$(2)	$(423)
Pretax (favorable) unfavorable premium development	(28)	21	(1)	(8)
Total pretax (favorable) unfavorable net prior year development	$(245)	$(183)	$(3)	$(431)

Year ended December 31, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development- Core (Non-A&EP)	$(341)	$(304)	$8	$(637)
Pretax (favorable) unfavorable premium development	(3)	48	(2)	43
Total pretax (favorable) unfavorable net prior year development	$(344)	$(256)	$6	$(594)

Year ended December 31, 2009
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&EP)	$(218)	$(230)	$4	$(444)
A&EP	—	—	155	155
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	(218)	(230)	159	(289)
Pretax (favorable) unfavorable premium development	(6)	87	—	81
Total pretax (favorable) unfavorable net prior year development	$(224)	$(143)	$159	$(208)
For the year ended December 31, 2011, favorable premium development was recorded for CNA Specialty primarily due to changes in estimates of exposures in medical professional liability tail coverages. Unfavorable premium development for CNA Commercial was recorded due to a further reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.
For the year ended December 31, 2010, unfavorable premium development for CNA Commercial was recorded due to a change in ultimate premium estimates relating to retrospectively rated policies and return premium on auditable policies due to reduced exposures.
For the year ended December 31, 2009, unfavorable premium development for CNA Commercial was recorded due to changes in ultimate premium estimates relating to retrospectively rated policies, an estimated liability for an assessment related to a reinsurance association driven by large workers' compensation policies, and less premium processing on auditable policies due to reduced exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the years ended December 31, 2011, 2010 and 2009.

Years ended December 31
(In millions)	2011	2010	2009
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(92)	$(98)	$(62)
Other Professional Liability	(78)	(129)	(98)
Surety	(47)	(103)	(51)
Warranty	(13)	—	—
Other	13	(11)	(7)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(217)	$(341)	$(218)
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses, physicians, excess institutions and primary institutions in accident years 2008 and prior.
Favorable development for other professional liability was driven by better than expected loss emergence in the life agents, accountants, and architects & engineers business in accident years 2008 and prior. In addition, favorable development in the Company's European book of business was primarily due to favorable outcomes on several large losses in financial directors and officers (D&O) and errors and omissions (E&O) coverages in accident years 2003 and prior.
Favorable development for surety coverages was primarily due to a decrease in the estimated loss on a large national contractor in accident year 2005 and better than expected loss emergence in accident years 2009 and prior.
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
2010
Overall, favorable development for medical professional liability was primarily due to lower than expected frequency of large losses, primarily in accident years 2007 and prior. This development amount also included unfavorable development in accident years 2008 and 2009 due to increased frequency of large losses related to medical products.
Overall, favorable development for other professional liability was recorded primarily in accident years 2007 and prior in D&O and E&O coverages due to several factors, including reduced frequency of large claims, and the result of reviews of large claims. This development amount also included unfavorable development in employment practices liability, E&O, and D&O coverages recorded in accident years 2008 and 2009, driven by the economic recession and higher unemployment.
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
Favorable development for other professional liability was primarily in financial institutions, accountants and lawyers, D&O, and life agents coverages. For financial institutions, favorable development was due to favorable experience on a number of large claims in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior. Favorable development in accountants and lawyers was due to better than expected large claim frequency in accident years 2004 through 2006. Favorable development in D&O and life agents coverages was due to lower than expected large claim frequency. Additionally, favorable development in the Company's European book of business was primarily due to favorable emergence relative to expectations in non-financial D&O and E&O coverages.
Favorable development for surety coverages was driven by claim activity substantially below expectations, primarily in accident years 2004 through 2007.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the years ended December 31, 2011, 2010, and 2009.

Years ended December 31
(In millions)	2011	2010	2009
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$(98)	$(88)	$(9)
General Liability	(39)	(59)	(100)
Workers' Compensation	36	47	69
Property and Other	(103)	(204)	(190)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(204)	$(304)	$(230)
2011
Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims and favorable claim emergence on umbrella policies in accident years 2006 and prior.
Favorable development in the general liability coverages was primarily due to favorable claim emergence in accident years 2007 and prior related to both primary and umbrella liability coverages.
Unfavorable development for workers' compensation was related to increased medical severity in accident year 2010.
Overall, favorable development for property and other coverages was due to decreased frequency of large losses in commercial multi-peril coverages primarily in accident year 2010, favorable loss emergence related to catastrophe claims in accident year 2008 and favorable loss emergence related to non-catastrophe claims in accident years 2010 and prior. This development amount also included unfavorable development related to unallocated claim adjustment expenses.
2010
Favorable development for commercial auto coverages was primarily due to lower than expected frequency and severity trends in accident years 2009 and prior.
Overall, favorable development for general liability and umbrella coverages was primarily due to better than expected loss emergence in accident years 2006 and prior. This development amount also included unfavorable development, primarily driven by increased claim frequency in accident years 2004 and prior for excess workers' compensation and in accident years 2008 and 2009 for a portion of the Company's primary casualty surplus lines book. Unfavorable development was also recorded for accident years prior to 2001 related to mass tort claims, primarily as a result of increased defense costs on specific mass tort accounts, including amounts related to unallocated claim adjustment expenses.
Unfavorable development in workers' compensation was related to increased severity of indemnity losses relative to expectations on claims related to Defense Base Act contractors, primarily in accident years 2008 and prior.
Favorable development was recorded for property and marine coverages. Favorable development on catastrophe claims was due to lower than expected incurred loss emergence, primarily in accident years 2008 and 2009. Favorable non-catastrophe development was due to lower than expected severity in accident years 2009 and prior. Favorable development in marine business was primarily due to decreased claim frequency and favorable cargo salvage recoveries in recent accident years as well as lower than expected severity for excess liability in accident years 2005 and prior. Favorable property and marine development in the Company's European operation was due to lower than expected frequency of large claims primarily in accident year 2009.

2009
Favorable development was recorded in auto coverages, primarily driven by decreased frequency in the Company's Hawaiian book of business.
Overall, favorable development was recorded for general liability coverages. Favorable development in construction defect exposures was due to decreased frequency and severity trends in accident years 2003 and prior. Favorable development in non-construction defect exposures was primarily due to claims closing favorable to expectations in accident years 2006 and prior. Favorable development in our Canadian casualty programs was primarily driven by severity emerging favorable to prior expectations. This development amount also included unfavorable development recorded due to higher than anticipated litigation costs related to mass tort exposures, primarily in accident years 1997 and prior.
Unfavorable workers' compensation development was due to increased paid and incurred severity primarily in the small and middle markets businesses in accident years 2004, 2007 and 2008. Unfavorable development was recorded related to increased severity of indemnity losses relative to expectations on workers' compensation claims related to Defense Base Act contractors primarily in accident years 2004 through 2008.
Favorable development was recorded for property coverages. Favorable catastrophe development was driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims in accident year 2008. Favorable non-catastrophe development primarily related to large property and marine coverages in accident years 2007 and 2008. Favorable development was recorded in the Company's European property, cargo, and personal accident and travel businesses driven by both frequency and severity emerging favorably to prior expectations, particularly in accident years 2007 and 2008.
Corporate & Other Non-Core
2009
Unfavorable development was recorded related to asbestos. The Company noted adverse development in various asbestos accounts due to increases in average claim severity and defense expense arising from increased trial activity. Additionally, the Company had not seen a decline in the overall emergence of new accounts.
Unfavorable development was recorded related to environmental pollution. The Company noted adverse development in various pollution accounts due to changes in the liabilities attributed to our policyholders and adverse changes in case law impacting insurers' coverage obligations. These changes in turn increased the Company's account estimates on certain accounts. In addition, the frequency of environmental pollution claims did not decline at the rate previously anticipated.

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

Note H. Reinsurance
The Company cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. A credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and the Company's retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers' compensation. Corporate catastrophe reinsurance is also purchased for property and workers' compensation exposure. Currently, most reinsurance contracts are purchased on an excess of loss basis. The Company also utilizes facultative reinsurance in certain lines. In addition, the Company assumes reinsurance as a member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at December 31, 2011 and 2010.
Components of Reinsurance Receivables

December 31
(In millions)	2011	2010
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,020	$6,122
Ceded future policy benefits	792	822
Ceded policyholders' funds	36	37
Reinsurance receivables related to paid losses	244	223
Reinsurance receivables	6,092	7,204
Allowance for uncollectible reinsurance	(91)	(125)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,001	$7,079
The Company has established an allowance for uncollectible reinsurance receivables. In 2011, the Company reduced its allowance for uncollectible reinsurance receivables by $15 million due to a change in estimate. The additional reduction in the allowance primarily related to write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels, and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.6 billion and $4.0 billion at December 31, 2011 and 2010.
The Company's largest recoverables from a single reinsurer at December 31, 2011, including prepaid reinsurance premiums, were approximately $2.5 billion from subsidiaries of Berkshire Hathaway Group, $1.0 billion from subsidiaries of Swiss Re Group, and $400 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which a subsidiary of Berkshire Hathaway has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note F.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2011, 2010 and 2009 are shown in the following tables.
Components of Earned Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2011 Earned Premiums
Property and casualty	$7,858	$95	$1,919	$6,034	1.6%
Accident and health	521	50	2	569	8.8%
Life	55	—	55	—	—
Total earned premiums	$8,434	$145	$1,976	$6,603	2.2%

2010 Earned Premiums
Property and casualty	$7,716	$66	$1,849	$5,933	1.1%
Accident and health	534	49	2	581	8.4%
Life	60	—	59	1	—
Total earned premiums	$8,310	$115	$1,910	$6,515	1.8%

2009 Earned Premiums
Property and casualty	$8,028	$67	$1,968	$6,127	1.1%
Accident and health	550	51	7	594	8.6%
Life	84	—	84	—	—
Total earned premiums	$8,662	$118	$2,059	$6,721	1.8%
Components of Written Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2011 Written Premiums
Property and casualty	$7,976	$102	$1,857	$6,221	1.6%
Accident and health	529	50	2	577	8.7%
Life	55	—	55	—	—
Total written premiums	$8,560	$152	$1,914	$6,798	2.2%

2010 Written Premiums
Property and casualty	$7,673	$77	$1,853	$5,897	1.3%
Accident and health	527	48	2	573	8.4%
Life	60	—	59	1	—
Total written premiums	$8,260	$125	$1,914	$6,471	1.9%

2009 Written Premiums
Property and casualty	$7,981	$66	$1,916	$6,131	1.1%
Accident and health	539	50	6	583	8.6%
Life	83	—	83	—	—
Total written premiums	$8,603	$116	$2,005	$6,714	1.7%
Included in the direct and ceded earned premiums for the years ended December 31, 2011, 2010 and 2009 are $1,500 million, $1,383 million and $1,385 million related to business that is 100% reinsured as a result of a significant captive program.
Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1,285 million, $1,121 million and $1,297 million for the years ended December 31, 2011, 2010 and 2009, including $790 million, $735 million and $897 million related to the significant captive program discussed above.
The impact of reinsurance on life insurance inforce at December 31, 2011, 2010 and 2009 is shown in the following table.
Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2011	$6,528	$—	$6,515	$13
2010	8,015	—	8,001	14
2009	9,159	—	9,144	15
As of December 31, 2011 and 2010, the Company has ceded $1,211 million and $1,301 million of claim and claim adjustment expense reserves, future policy benefits and policyholders' funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the third party reinsurance credit risk of the sold business.

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2011	2010
Short term debt:
Senior notes:
6.000%, face amount of $400, due August 15, 2011	$—	$399
8.375%, face amount of $70, due August 15, 2012	70	—
Other debt	13	1
Total short term debt	83	400

Long term debt:
Variable rate debt:
Debenture - CNA Surety, face amount of $31, due April 29, 2034	—	31
Senior notes:
8.375%, face amount of $70, due August 15, 2012	—	69
5.850%, face amount of $549, due December 15, 2014	548	548
6.500%, face amount of $350, due August 15, 2016	348	347
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	348	348
5.875%, face amount of $500, due August 15, 2020	495	495
5.750%, face amount of $400, due August 15, 2021	396	—
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt	—	23
Total long term debt	2,525	2,251
Total debt	$2,608	$2,651
In February of 2011, the Company issued $400 million of 5.750% senior notes due August 15, 2021 in a public offering. The Company used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.000% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.
In November of 2011, the Company redeemed the outstanding $31 million of the CNA Surety debenture originally due April 29, 2034, plus accrued and unpaid interest thereon.
On August 1, 2007, the Company entered into a five-year credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus the Company's credit risk spread. Under the credit agreement, the Company is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in the Company's financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The full limit of $250 million is available as of December 31, 2011.
The Company's remaining debt obligations contain customary covenants for investment grade insurers. The Company is in compliance with all covenants as of and for the year ended December 31, 2011.

The combined aggregate maturities for debt at December 31, 2011 are presented in the following table.
Maturity of Debt

(In millions)
2012	$83
2013	—
2014	549
2015	—
2016	350
Thereafter	1,643
Less discount	(17)
Total	$2,608

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
CNA's funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans.
CNA provides certain health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. The funding for these plans is generally to pay covered expenses as they are incurred.
In November 2010, CNA announced a change in its postretirement benefits. The plan previously offered a maximum $10,000 non-contributory retiree life insurance benefit to participants who met certain eligibility requirements. The change eliminated this benefit for all active employees effective January 1, 2011, and for all retirees effective January 1, 2012. The change was treated as a negative plan amendment and the effect of this change was a reduction to the accumulated postretirement benefit obligation of $60 million at December 31, 2010.

The following table provides a reconciliation of benefit obligations and plan assets for the years ended December 31, 2011 and 2010.
Funded Status

	Pension Benefits		Postretirement Benefits
(In millions)	2011	2010	2011	2010
Benefit obligation at January 1	$2,798	$2,702	$95	$155
Changes in benefit obligation:
Service cost	13	16	1	1
Interest cost	146	149	3	7
Participants' contributions	—	—	6	6
Plan amendments	—	—	(12)	(60)
Actuarial (gain) loss	263	89	(18)	(2)
Benefits paid	(163)	(157)	(13)	(13)
Foreign currency translation and other	—	(1)	—	1
Reduction of benefit obligations due to disposition of subsidiary	(54)	—	(13)	—
Benefit obligations at December 31	3,003	2,798	49	95
Fair value of plan assets at January 1	2,258	2,117	—	—
Change in plan assets:
Actual return on plan assets	82	234	—	—
Company contributions	89	65	7	7
Participants' contributions	—	—	6	6
Benefits paid	(163)	(157)	(13)	(13)
Foreign currency translation and other	—	(1)	—	—
Reduction of plan assets due to disposition of subsidiary	(54)	—	—	—
Fair value of plan assets at December 31	2,212	2,258	—	—
Funded status	$(791)	$(540)	$(49)	$(95)
Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$1	$7	$—	$—
Other liabilities	(792)	(547)	(49)	(95)
Net amount recognized	$(791)	$(540)	$(49)	$(95)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(134)	$(141)
Net actuarial loss	1,060	741	9	29
Net amount recognized	$1,060	$741	$(125)	$(112)
The accumulated benefit obligation for all defined benefit pension plans was $2,932 million and $2,715 million at December 31, 2011 and 2010.

The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Years ended December 31
(In millions)	2011	2010	2009
Pension cost
Service cost	$13	$16	$17
Interest cost on projected benefit obligation	146	149	153
Expected return on plan assets	(172)	(162)	(145)
Amortization of net actuarial loss	25	24	25
Net periodic pension cost	$12	$27	$50

Postretirement benefit
Service cost	$1	$1	$1
Interest cost on projected benefit obligation	3	7	9
Amortization of prior service credit	(19)	(16)	(16)
Amortization of net actuarial loss	—	1	1
Net periodic postretirement benefit	$(15)	$(7)	$(5)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2011	2010	2009
Pension and postretirement benefits
Amounts arising during the period	$(325)	$44	$13
Reclassification adjustment relating to prior service credit	(19)	(16)	(16)
Reclassification adjustment relating to actuarial loss	25	25	26
Total increase (decrease) in Other comprehensive income	$(319)	$53	$23
The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2012.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(18)
Amortization of net actuarial loss	39	1
Total estimated amounts to be recognized	$39	$(17)
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2011	2010
Pension benefits
Discount rate	4.600%	5.375%
Expected long term rate of return	8.000	8.000
Rate of compensation increases	4.125	5.030
Postretirement benefits
Discount rate	3.750%	4.375%

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2011	2010	2009
Pension benefits
Discount rate	5.375%	5.700%	6.300%
Expected long term rate of return	8.000	8.000	8.000
Rate of compensation increases	5.030	5.030	5.830
Postretirement benefits
Discount rate	4.375%	4.875 / 5.500%	6.300%
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2011, 2010 and 2009.
The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed health care cost trend rate of 1% in each year would have no significant impact on the Company's accumulated postretirement benefit obligation as of December 31, 2011 and would have no significant impact on the Company's aggregate net periodic postretirement benefit for 2011. A decrease in the assumed health care cost trend rate of 1% in each year would decrease the Company's accumulated postretirement benefit obligation as of December 31, 2011 by $3 million and would have no significant impact on the Company's aggregate net periodic postretirement benefit for 2011.
CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2011 the plan had committed approximately $27 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total assets at fair value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$377	$10	$387
States, municipalities and political subdivisions	—	104	—	104
Asset-backed:
Residential mortgage-backed	—	198	—	198
Commercial mortgage-backed	—	68	—	68
Other asset-backed	—	10	—	10
Total asset-backed	—	276	—	276
Total fixed maturity securities	—	757	10	767
Equity securities	353	75	5	433
Short term investments	63	35	—	98
Limited partnerships:
Hedge funds	—	488	330	818
Private equity	—	—	65	65
Total limited partnerships	—	488	395	883
Other assets	—	21	—	21
Investment contracts with insurance company	—	—	10	10
Total assets	$416	$1,376	$420	$2,212

December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total assets at fair value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$305	$10	$315
States, municipalities and political subdivisions	—	92	—	92
Asset-backed:
Residential mortgage-backed	—	179	—	179
Commercial mortgage-backed	—	40	9	49
Other asset-backed	—	9	1	10
Total asset-backed	—	228	10	238
Total fixed maturity securities	—	625	20	645
Equity securities	421	77	6	504
Short term investments	106	7	—	113
Limited partnerships:
Hedge funds	—	518	394	912
Private equity	—	—	59	59
Total limited partnerships	—	518	453	971
Derivatives	1	—	—	1
Other assets	—	15	—	15
Investment contracts with insurance company	—	—	9	9
Total assets	$528	$1,242	$488	$2,258

The limited partnership investments are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 53% are equity related, 36% pursue a multi-strategy approach, 10% are focused on distressed investments and 1% are fixed income related at December 31, 2011.
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

The tables below present a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

Level 3 (In millions)	Balance at January 1, 2011	Actual return on assets still held at December 31, 2011	Actual return on assets sold during the year ended December 31, 2011	Purchases, sales, and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2011
Fixed maturity securities:
Corporate and other bonds	$10	$—	$—	$—	$—	$10
Asset-backed:
Commercial mortgage-backed	9	—	—	(9)	—	—
Other asset-backed	1	—	—	(1)	—	—
Total asset-backed	10	—	—	(10)	—	—
Total fixed maturity securities	20	—	—	(10)	—	10
Equity securities	6	(1)	—	—	—	5
Limited partnerships:
Hedge funds	394	5	5	(74)	—	330
Private equity	59	9	—	(3)	—	65
Total limited partnerships	453	14	5	(77)	—	395
Investment contracts with insurance company	9	1	—	—	—	10
Total	$488	$14	$5	$(87)	$—	$420

Level 3 (In millions)	Balance at January 1, 2010	Actual return on assets still held at December 31, 2010	Actual return on assets sold during the year ended December 31, 2010	Purchases, sales, and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2010
Fixed maturity securities:
Corporate and other bonds	$—	$—	$—	$10	$—	$10
Asset-backed:
Residential mortgage-backed	52	—	6	(58)	—	—
Commercial mortgage-backed	—	—	—	9	—	9
Other asset-backed	5	—	—	(4)	—	1
Total asset-backed	57	—	6	(53)	—	10
Total fixed maturity securities	57	—	6	(43)	—	20
Equity securities	5	1	—	—	—	6
Limited partnerships:
Hedge funds	339	64	—	(9)	—	394
Private equity	57	6	—	(4)	—	59
Total limited partnerships	396	70	—	(13)	—	453
Investment contracts with insurance company	9	—	—	—	—	9
Total	$467	$71	$6	$(56)	$—	$488

The table below presents the estimated future minimum benefit payments to participants at December 31, 2011.
Estimated Future Minimum Benefit Payments to Participants

(In millions)	Pension Benefits	Postretirement Benefits
2012	$176	$6
2013	181	6
2014	184	5
2015	188	5
2016	191	5
2017-2021	1,002	18
In 2012, CNA expects to contribute $86 million to its pension plans and $6 million to its postretirement health care benefit plans.
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
The CNA Savings and Capital Accumulation Plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The liability to the CNA Savings and Capital Accumulation Plan is included in Separate account liabilities and Policyholders' funds on the Consolidated Balance Sheets, and was $381 million and $363 million at December 31, 2011 and 2010.
As noted above, during 2000, CCC employees were required to make a choice regarding their continued participation in CNA's defined benefit pension plan. Employees who elected to forgo earning additional benefits in the defined benefit pension plan and all employees hired by CCC on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management's determination of the discretionary amounts. Employees vest in these contributions ratably over five years.
Benefit expense for the Company's savings plans was $60 million, $61 million and $59 million for the years ended December 31, 2011, 2010 and 2009.
Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, authorizes the grant of stock-based compensation to certain management personnel for up to 6 million shares of CNAF's common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, performance-based restricted share units (RSUs) and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2011 was approximately 2.4 million.
The Company recorded stock-based compensation expense related to the Plan of $6 million, $5 million and $3 million for the years ended December 31, 2011, 2010 and 2009. The related income tax benefit recognized was $2 million, $2 million and $1 million. The compensation cost related to nonvested awards not yet recognized was $10 million, and the weighted average period over which it is expected to be recognized is 1.83 years at December 31, 2011.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except as otherwise provided by contractual obligations. In addition, any such compensation that vested prior to termination is generally canceled immediately, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.

Stock Options and SARs
The exercise price of all stock options and SARs granted is based on the market value of the Company's common stock as of the date of grant. Stock options and SARs generally vest ratably over a four-year service period following date of grant and have a maximum term of ten years.
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
The following table presents the significant assumptions used to estimate the fair value of granted stock options and SARs for the years ended December 31, 2011, 2010 and 2009.

Years ended December 31	2011	2010	2009
Weighted average expected life of the securities granted (in years)	5.61	5.61	4.84
Estimate of the underlying common stock's volatility	39.88%	39.58%	39.95%
Expected dividend yield	1.5%	—%	—%
Risk free interest rate	2.2%	2.6%	2.0%
The following table presents activity for stock options and SARs under the Plan in 2011.

	Number of Awards	Weighted-Average Exercise Price per Award	Aggregate Intrinsic Value		Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	1,625,175	$27.42
Awards granted	125,000	27.12
Awards exercised	(166,375)	27.13
Awards forfeited, canceled or expired	(264,450)	34.51
Outstanding at December 31, 2011	1,319,350	$26.01	$5	million	5.80
Outstanding, fully vested and expected to vest	1,260,045	$26.14	$5	million	5.69
Outstanding, exercisable	872,600	$28.04	$2	million	4.79
The following table presents weighted-average grant date fair value for awards granted, total intrinsic value for awards exercised and total fair value for awards vested for the years ended December 31, 2011, 2010 and 2009.

Years ended December 31	2011		2010		2009
Weighted-average grant date fair value	$9.38		$10.49		$4.69
Total intrinsic value of awards exercised	$481	thousand	$350	thousand	$—
Fair value of awards vested	$2	million	$2	million	$4	million

Share Awards
The fair value of share awards is based on the market value of the Company's common stock as of the date of grant. Share awards currently granted under the Plan include restricted shares, performance-based RSUs, and performance share units. Generally, restricted shares vest ratably over a four-year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant. Performance share units become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a three year period.
The following table presents activity for restricted shares, performance-based RSUs and performance share units under the Plan in 2011.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance at January 1, 2011	493,507	$20.30
Awards granted	274,333	27.23
Awards vested	(114,130)	17.95
Awards forfeited, canceled or expired	(6,880)	26.24
Performance-based adjustment	(7,408)	27.11
Balance at December 31, 2011	639,422	$23.55

Note K. Operating Leases, Commitments and Contingencies, and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2011, 2010 and 2009 was $50 million, $52 million and $51 million. Sublease revenues for the years ended December 31, 2011, 2010 and 2009 were $2 million, $3 million and $4 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2011.
Future Minimum Lease Payments and Sublease Receipts

(In millions)	Future Minimum Lease Payments	Future Minimum Sublease Receipts
2012	$37	$2
2013	37	2
2014	31	—
2015	24	—
2016	21	—
Thereafter	72	—
Total	$222	$4
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at December 31, 2011 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $134 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $13 million at December 31, 2011, were $4 million in 2012, $4 million in 2013, and $5 million thereafter.

Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $764 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2011, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2011 and 2010, the Company had recorded liabilities of approximately $15 million and $16 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note L. Stockholders’ Equity and Statutory Accounting Practices
2008 Senior Preferred
In 2008, the Company issued, and Loews purchased, $1.25 billion of CNAF non-voting cumulative senior preferred stock, which was approved by a special review committee of independent members of CNAF's Board of Directors. As of December 31, 2010, the preferred stock was redeemed in full.
CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Insurance (the Department). The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10% per year. Interest on the note is payable quarterly. In 2011 and 2010, the Company received regulatory approval from the Department for CCC to repay $250 million and $500 million of the $1.0 billion surplus note to CNAF, leaving an outstanding balance of $250 million as of December 31, 2011.
Common Stock Dividends
Dividends of $0.40 per share on CNA's common stock were declared and paid in 2011. No common stock dividends were declared or paid in 2010 or 2009.
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
CNAF’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Domestic prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2011, CCC is in a positive earned surplus position, enabling CCC to pay approximately $990 million of dividend payments during 2012 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2011 and 2010, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
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
Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2011 (b)	2010	2011 (b)	2010	2009
Combined Continental Casualty Companies (a)	$9,888	$9,821	$954	$258	$17
Life company	519	498	29	86	(65)
________________

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the Life company.

(b)	Preliminary.

Note M. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of AOCI included on the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income (Loss)

December 31	2011		2010
(In millions)	Tax	After-tax	Tax	After-tax
Cumulative foreign currency translation adjustment	$—	$121	$—	$136
Pension and postretirement benefits	326	(609)	220	(409)
Net unrealized gains (losses) on investments with OTTI losses	33	(64)	39	(73)
Net unrealized gains (losses) on other investments	(533)	1,022	(348)	691
Accumulated other comprehensive loss attributable to noncontrolling interests	—	—	—	(19)
Accumulated other comprehensive income (loss)	$(174)	$470	$(89)	$326
The amount of pretax net unrealized gains (losses) on available-for-sale securities with OTTI losses reclassified out of AOCI and recognized in earnings was $(83) million, $(42) million and $(146) million for the years ended December 31, 2011, 2010 and 2009, with related tax benefit of $29 million, $15 million and $51 million. The amount of pretax net unrealized gains (losses) on other available-for-sale securities reclassified out of AOCI and recognized in earnings was $60 million, $137 million and $(768) million for the years ended December 31, 2011, 2010 and 2009, with related tax (expense) benefit of $(21) million, $(48) million and $269 million.

Note N. Business Segments
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
Approximately 8.8%, 6.9% and 7.0% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2011, 2010 and 2009.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company's operating performance. Management utilizes these financial measures to monitor the Company's insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to market and credit risk. Based on such analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security, which may produce realized gains and losses.
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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Year ended December 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Net written premiums (a)	$2,872	$3,350	$577	$2	$(3)	$6,798
Operating revenues
Net earned premiums	$2,796	$3,240	$569	$1	$(3)	$6,603
Net investment income	500	763	759	32	—	2,054
Other revenues	221	54	13	6	—	294
Total operating revenues	3,517	4,057	1,341	39	(3)	8,951
Claims, Benefits and Expenses
Net incurred claims and benefits	1,657	2,296	1,526	(3)	—	5,476
Policyholders’ dividends	(3)	8	8	—	—	13
Amortization of deferred acquisition costs	663	725	22	—	—	1,410
Other insurance related expenses	197	395	143	6	(3)	738
Other expenses	191	53	19	170	—	433
Total claims, benefits and expenses	2,705	3,477	1,718	173	(3)	8,070
Operating income (loss) from continuing operations before income tax	812	580	(377)	(134)	—	881
Income tax (expense) benefit on operating income (loss)	(281)	(207)	169	68	—	(251)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(4)	—	—	—	(16)
Net operating income (loss) from continuing operations attributable to CNA	519	369	(208)	(66)	—	614
Net realized investment gains (losses), net of participating policyholders’ interests	(5)	14	(7)	(6)	—	(4)
Income tax (expense) benefit on net realized investment gains (losses)	2	(2)	2	3	—	5
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	(3)	12	(5)	(3)	—	1
Net income (loss) from continuing operations attributable to CNA	$516	$381	$(213)	$(69)	$—	$615

(a) Related to business in property and casualty companies only.

December 31, 2011
(In millions)
Reinsurance receivables	$852	$1,188	$1,375	$2,677	$—	$6,092
Insurance receivables	$670	$1,047	$8	$1	$—	$1,726
Deferred acquisition costs	$347	$311	$—	$—	$—	$658
Insurance reserves
Claim and claim adjustment expenses	$6,840	$11,509	$2,825	$3,129	$—	$24,303
Unearned premiums	1,629	1,480	141	—	—	3,250
Future policy benefits	—	—	9,810	—	—	9,810
Policyholders’ funds	15	10	166	—	—	191

Year ended December 31, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Net written premiums (a)	$2,691	$3,208	$573	$2	$(3)	$6,471
Operating revenues
Net earned premiums	$2,679	$3,256	$582	$1	$(3)	$6,515
Net investment income	591	873	715	137	—	2,316
Other revenues	216	61	7	8	—	292
Total operating revenues	3,486	4,190	1,304	146	(3)	9,123
Claims, Benefits and Expenses
Net incurred claims and benefits	1,447	2,175	1,275	58	—	4,955
Policyholders’ dividends	12	14	4	—	—	30
Amortization of deferred acquisition costs	631	736	20	—	—	1,387
Other insurance related expenses	186	424	180	10	(3)	797
Other expenses	190	55	2	681	—	928
Total claims, benefits and expenses	2,466	3,404	1,481	749	(3)	8,097
Operating income (loss) from continuing operations before income tax	1,020	786	(177)	(603)	—	1,026
Income tax (expense) benefit on operating income (loss)	(343)	(260)	90	216	—	(297)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(52)	(17)	—	—	—	(69)
Net operating income (loss) from continuing operations attributable to CNA	625	509	(87)	(387)	—	660
Net realized investment gains (losses), net of participating policyholders’ interests	30	(15)	53	18	—	86
Income tax (expense) benefit on net realized investment gains (losses)	(10)	(1)	(20)	(5)	—	(36)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1
Net realized investment gains (losses) attributable to CNA	20	(15)	33	13	—	51
Net income (loss) from continuing operations attributable to CNA	$645	$494	$(54)	$(374)	$—	$711

(a) Related to business in property and casualty companies only.

December 31, 2010
(In millions)
Reinsurance receivables	$906	$1,973	$1,502	$2,823	$—	$7,204
Insurance receivables	$654	$1,050	$9	$4	$—	$1,717
Deferred acquisition costs	$330	$315	$434	$—	$—	$1,079
Insurance reserves
Claim and claim adjustment expenses	$6,793	$12,522	$2,739	$3,442	$—	$25,496
Unearned premiums	1,543	1,526	132	2	—	3,203
Future policy benefits	—	—	8,718	—	—	8,718
Policyholders’ funds	16	13	144	—	—	173

Year ended December 31, 2009	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Net written premiums (a)	$2,684	$3,448	$583	$1	$(3)	$6,713
Operating revenues
Net earned premiums	$2,697	$3,432	$595	$—	$(3)	$6,721
Net investment income	526	935	664	195	—	2,320
Other revenues	206	61	11	10	—	288
Total operating revenues	3,429	4,428	1,270	205	(3)	9,329
Claims, Benefits and Expenses
Net incurred claims and benefits	1,536	2,420	1,084	227	—	5,267
Policyholders’ dividends	9	9	5	—	—	23
Amortization of deferred acquisition costs	624	775	18	—	—	1,417
Other insurance related expenses	163	435	183	3	(3)	781
Other expenses	179	77	69	119	—	444
Total claims, benefits and expenses	2,511	3,716	1,359	349	(3)	7,932
Operating income (loss) from continuing operations before income tax	918	712	(89)	(144)	—	1,397
Income tax (expense) benefit on operating income (loss)	(282)	(201)	73	57	—	(353)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(45)	(17)	—	—	—	(62)
Net operating income (loss) from continuing operations attributable to CNA	591	494	(16)	(87)	—	982
Net realized investment gains (losses), net of participating policyholders’ interests	(186)	(360)	(235)	(76)	—	(857)
Income tax (expense) benefit on net realized investment gains (losses)	64	123	82	27	—	296
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	(1)	1	—	—	—	—
Net realized investment gains (losses) attributable to CNA	(123)	(236)	(153)	(49)	—	(561)
Net income (loss) from continuing operations attributable to CNA	$468	$258	$(169)	$(136)	$—	$421

(a) Related to business in property and casualty companies only.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Years ended December 31
(In millions)	2011	2010	2009
CNA Specialty
International	$210	$199	$171
Professional & Management Liability	2,541	2,551	2,339
Surety	472	475	474
Warranty & Alternative Risks	289	291	259
CNA Specialty revenues	3,512	3,516	3,243
CNA Commercial
CNA Select Risk	272	261	210
Commercial Insurance	2,681	2,851	2,692
International	537	499	617
Small Business	581	564	549
CNA Commercial revenues	4,071	4,175	4,068
Life & Group Non-Core
Health	1,093	1,100	811
Life & Annuity	229	249	211
Other	12	8	13
Life & Group Non-Core revenues	1,334	1,357	1,035
Corporate & Other Non-Core revenues	33	164	129
Eliminations	(3)	(3)	(3)
Total revenues	$8,947	$9,209	$8,472

Note O. IT Transformation
In 2010, the Company commenced a program to significantly transform its IT organization and delivery model. A key initiative was moving to a managed services model which involved outsourcing the Company's infrastructure and application development functions to selected vendors that possess proven skills and scale. Total costs of the program were $37 million, of which $36 million were incurred in 2010. The costs by reportable segment for the year ended December 31, 2010 were as follows.
IT Transformation Costs by Segment

Year ended December 31
(In millions)	2010
CNA Specialty	$8
CNA Commercial	15
Life & Group Non-Core	10
Corporate & Other Non-Core	3
Total IT Transformation Costs	$36

Note P. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2011 and 2010.
Quarterly Financial Data

2011
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,315	$2,198	$2,175	$2,259	$8,947
Income from continuing operations	233	132	75	191	631
Income (loss) from discontinued operations, net of income tax (expense) benefit	(1)	—	—	—	(1)
Net (income) loss attributable to noncontrolling interests	(9)	(6)	—	(1)	(16)
Net income attributable to CNA	$223	$126	$75	$190	$614
Basic and Diluted Earnings (Loss) Per Share
Income from continuing operations attributable to CNA common stockholders	$0.83	$0.47	$0.28	$0.70	$2.28
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	—	—	—
Basic and diluted earnings per share attributable to CNA common stockholders	$0.83	$0.47	$0.28	$0.70	$2.28

2010
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,315	$2,233	$2,363	$2,298	$9,209
Income (loss) from continuing operations	255	301	(103)	326	779
Income (loss) from discontinued operations, net of income tax (expense) benefit	—	1	(22)	—	(21)
Net (income) loss attributable to noncontrolling interests	(10)	(19)	(15)	(24)	(68)
Net income (loss) attributable to CNA	$245	$283	$(140)	$302	$690
Basic and Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CNA common stockholders	$0.82	$0.96	$(0.51)	$1.09	$2.36
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	(0.08)	—	(0.08)
Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.82	$0.96	$(0.59)	$1.09	$2.28
During the fourth quarter of 2011, the Company unlocked assumptions related to its payout annuity contracts, as further discussed in Note A, resulting in a loss recognition of $115 million after-tax.

Note Q. Related Party Transactions
The Company reimburses Loews, or pays directly, for management fees, travel and related expenses, software fees, and expenses of investment facilities and services provided to the Company. The amounts reimbursed or paid by the Company were $38 million, $38 million and $33 million for the years ended December 31, 2011, 2010 and 2009. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2011, 2010 and 2009 were $2 million, $2 million and $2 million.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the long term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse and are secured by the stock purchased. The loans were originally issued with a ten-year maturity date, and the majority of the remaining loans have been extended with terms maturing through October 2014. The carrying value of the loans as of December 31, 2011 approximates the fair value of the related common stock collateral.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note B to the consolidated financial statements, the Company changed its accounting for the recognition and presentation of other-than-temporary impairments in 2009.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2012

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of CNA Financial Corporation (CNAF or the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. CNAF's internal control system was designed to provide reasonable assurance to the Company's management, its Audit Committee and Board of Directors regarding the preparation and fair presentation of published financial statements.
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2011, the Company's internal control over financial reporting was effective.
CNAF's independent public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 129.
CNA Financial Corporation
Chicago, Illinois
February 21, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2011, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	63	2009
Chief Executive Officer of CNA Financial Corporation since January 1, 2009. From December 2002 to June 2008, Vice Chairman and Chief Operating Officer of The Chubb Corporation and President and Chief Operating Officer of Chubb & Son.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	60	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
George R. Fay	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	63	2010
Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since July 2006. From July 1974 to July 2006, held various positions at The Chubb Corporation including Chief Services Officer.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	55	2008
Executive Vice President & Chief Actuary of the CNA insurance companies since April 2008. From October 2004 to April 2008, Vice President & Chief Actuary, Middle Market Business of The Travelers Insurance Companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	56	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.
Robert A. Lindemann	President and Chief Operating Officer, CNA Commercial of the CNA insurance companies	58	2010
President and Chief Operating Officer, CNA Commercial of the CNA insurance companies since August 2009. From September 2004 to August 2009, Chief Operating Officer, Commercial Markets and President, Middle Markets of Zurich Financial Services North America.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	62	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.
Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	59	2010
President, Worldwide Field Operations of the CNA insurance companies since September 2009. From June 1974 to August 2009, held various positions at The Chubb Corporation including Senior Vice President and Eastern U.S. Field Operations Officer.

Peter W. Wilson	President and Chief Operating Officer, CNA Specialty of the CNA insurance companies	52	2009
President and Chief Operating Officer, CNA Specialty of the CNA insurance companies since April 2009. From March 2002 to April 2009, Executive Vice President, Global Specialty Lines of the CNA insurance companies.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below provides the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.
Executive Compensation Information

December 31, 2011	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,224,944	$25.36	2,355,596
Equity compensation plans not approved by security holders	—	—	—
Total	2,224,944	$25.36	2,355,596
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2007 (Exhibit 3ii.1 to Form 8-K filed October 29, 2007 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, J.P. Morgan Securities Inc., Citibank N.A., Bank of America, N.A., JPMorgan Chase Bank N.A., Wachovia Bank, N.A. and other lenders named therein, dated August 1, 2007 (Exhibit 99.1 to August 1, 2007 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	Amended and Restated Surplus Note, dated as of December 11, 2008, from Continental Casualty Company to CNA Financial Corporation (Exhibit 10.4 to 2008 Form 10-K incorporated herein by reference)	10.4

	2008 Senior Preferred Stock Redemption Agreement, dated November 10, 2009, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to Form 8-K filed November 13, 2009 incorporated herein by reference)	10.5

	2008 Senior Preferred Redemption Agreement, dated August 5, 2010, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to Form 8-K filed August 6, 2010 incorporated herein by reference)	10.5.1

	2008 Senior Preferred Redemption Agreement, dated December 1, 2010, by and between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to Form 8-K filed December 2, 2010 incorporated herein by reference)	10.5.2

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.6	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009 (Exhibit 10.7 to 2008 Form 10-K incorporated herein by reference)	10.7	+

	First Amendment to the CNA Supplemental Executive Retirement Plan, dated December 23, 2009 (Exhibit 10.8.1 to 2009 Form 10-K incorporated herein by reference)	10.7.1	+

Second Amendment to the CNA Supplemental Executive Retirement Plan, dated February 25, 2010	10.7.2	+

CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009 (Exhibit 10.8 to 2008 Form 10-K incorporated herein by reference)	10.8	+

First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 28, 2009	10.8.1	+

Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated December 14, 2010	10.8.2	+

Third Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated November 29, 2011	10.8.3	+

CNA Supplemental Executive Savings and Capital Accumulation Plan Trust, dated November 29, 2011	10.9	+

Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units (Exhibit 10.10 to 2010 Form 10-K incorporated herein by reference)	10.10	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan (Exhibit 10.1 to June 30, 2010 Form 10-Q incorporated herein by reference)	10.11	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights (Exhibit 10.11.2 to 2010 Form 10-K incorporated herein by reference)	10.12	+

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.13	+

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.13.1	+

Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.13.2	+

Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.13.3	+

Letter Agreement, dated February 22, 2011, by and between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 25, 2011 incorporated herein by reference)	10.14	+

Letter Agreement, dated April 4, 2011, by and between Continental Casualty Company and Jonathan D. Kantor (Exhibit 10.1 to Form 8-K filed April 6, 2011 incorporated herein by reference)	10.15	+

	Letter Agreement, dated November 18, 2011, by and between Continental Casualty Company and Peter W. Wilson (Exhibit 10.1 to Form 8-K filed November 18, 2011 incorporated herein by reference)	10.16	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.17

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.19

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.20

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.21

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.22

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this Report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

Except for Exhibits 10.7.2, 10.8.1, 10.8.2, 10.8.3, 10.9, 21.1, 23.1, 31.1, 31.2, 32.1, 32.2, and the XBRL documents as discussed in the note above, the exhibits above are not included in this Report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations

Years ended December 31
(In millions)	2011	2010	2009
Revenues
Net investment income	$1	$4	$3
Net realized investment gains (losses)	(9)	(1)	8
Other income	40	96	101
Total revenues	32	99	112
Expenses
Administrative and general	3	5	2
Interest	167	148	116
Total expenses	170	153	118
Loss from operations before income taxes and equity in net income of subsidiaries	(138)	(54)	(6)
Income tax benefit	46	19	2
Loss before equity in net income of subsidiaries	(92)	(35)	(4)
Equity in net income of subsidiaries	706	725	423
Net income	$614	$690	$419
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2011	2010
Assets
Investment in subsidiaries	$13,564	$12,780
Fixed maturity securities available-for-sale, at fair value (amortized cost of $2 and $3)	2	3
Short term investments	292	215
Amounts due from subsidiaries	—	11
Surplus note due from subsidiary	250	500
Other assets	18	16
Total assets	$14,126	$13,525
Liabilities and equity
Liabilities:
Short term debt	$3	$399
Long term debt	2,525	2,131
Other liabilities	41	41
Total liabilities	2,569	2,571
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,274,900 and 269,139,198 shares outstanding)	683	683
Additional paid-in capital	2,146	2,200
Retained earnings	8,382	7,876
Accumulated other comprehensive income	470	326
Treasury stock (3,765,343 and 3,901,045 shares), at cost	(102)	(105)
Notes receivable for the issuance of common stock	(22)	(26)
Total equity	11,557	10,954
Total liabilities and equity	$14,126	$13,525
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2011	2010	2009
Cash Flows from Operating Activities
Net income	$614	$690	$419
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Equity in net income of subsidiaries	(706)	(725)	(423)
Dividends received from subsidiaries	—	1	—
Net realized investment (gains) losses	9	1	(8)
Other, net	55	85	(21)
Total adjustments	(642)	(638)	(452)
Net cash flows provided (used) by operating activities	$(28)	$52	$(33)
Cash Flows from Investing Activities
Proceeds from fixed maturity securities	$1	$(2)	$12
Change in short term investments	(77)	181	145
Capital contributions to subsidiaries	(38)	(6)	(3)
Return of capital from subsidiaries	6	—	—
Repayment of surplus note by subsidiary	250	500	—
Other, net	1	—	(12)
Net cash flows provided by investing activities	$143	$673	$142
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(108)	$—	$—
Dividends paid to Loews for 2008 Senior Preferred	—	(76)	(122)
Payment to redeem 2008 Senior Preferred	—	(1,000)	(250)
Proceeds from the issuance of debt	396	495	350
Repayment of debt	(409)	(150)	(100)
Stock options exercised	5	3	1
Other, net	1	3	12
Net cash flows used by financing activities	$(115)	$(725)	$(109)
Net change in cash	$—	$—	$—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2011.
B. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2011	2010
Short term debt:
Senior notes:
6.000%, face amount of $400, due August 15, 2011	$—	$399
Other debt	3	—
Total short-term debt	3	399
Long term debt:
Senior notes:
5.850%, face amount of $549, due December 15, 2014	548	548
6.500%, face amount of $350, due August 15, 2016	348	347
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	348	348
5.875%, face amount of $500, due August 15, 2020	495	495
5.750%, face amount of $400, due August 15, 2021	396	—
Debenture, 7.250%, face amount of $243, due November 15, 2023	241	241
Other debt	—	3
Total long term debt	2,525	2,131
Total debt	$2,528	$2,530
In February of 2011, CNAF issued $400 million of 5.750% senior notes due August 15, 2021 in a public offering. CNAF used the net proceeds of the offering, together with cash on hand, to redeem the outstanding $400 million aggregate principal amount of 6.000% senior notes due August 15, 2011, plus accrued and unpaid interest thereon, along with a call premium.
On August 1, 2007, CNAF entered into a five-year credit agreement with a syndicate of banks and other lenders. The credit agreement established a $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus CNAF’s credit risk spread. Under the credit agreement, CNAF is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNAF’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The full limit of $250 million is available as of December 31, 2011.
CNAF's remaining debt obligations contain customary covenants for investment grade insurers. CNAF is in compliance with all covenants as of and for the year ended December 31, 2011.

C. Commitments, Contingencies and Guarantees
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $10 million at December 31, 2011. The Parent Company does not believe that a payable is likely under these guarantees.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2011, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $258 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2011, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2011 and 2010, CNAF has recorded liabilities of approximately $8 million and $9 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.9 billion at December 31, 2011. The Parent Company does not believe that a payable is likely under these guarantees.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note N to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period
Year ended December 31, 2011
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$285	$(55)	$—	$(27)	$203
Year ended December 31, 2010
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$553	$(232)	$(1)	$(35)	$285
Year ended December 31, 2009
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$587	$4	$(1)	$(37)	$553

(a)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2011	2010	2009
Deferred acquisition costs	$658	$1,079
Reserves for unpaid claim and claim adjustment expenses	24,228	25,412
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 8.0%)	1,569	1,552
Unearned premiums	3,250	3,203
Net written premiums	6,798	6,471	$6,713
Net earned premiums	6,603	6,514	6,720
Net investment income	1,845	2,097	2,110
Incurred claim and claim adjustment expenses related to current year	4,901	4,737	4,788
Incurred claim and claim adjustment expenses related to prior years	(429)	(545)	(241)
Amortization of deferred acquisition costs	1,410	1,387	1,417
Paid claim and claim adjustment expenses	4,499	4,667	4,841

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 21, 2012	By	/s/ Thomas F. Motamed
Thomas F. Motamed Chief Executive Officer (Principal Executive Officer)

Dated: February 21, 2012	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 21, 2012	By	/s/ Thomas F. Motamed
(Thomas F. Motamed, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 21, 2012	By	/s/ Paul J. Liska
(Paul J. Liska, Director)

Dated: February 21, 2012	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 21, 2012	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 21, 2012	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 21, 2012	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 21, 2012	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 21, 2012	By	/s/ Marvin Zonis
(Marvin Zonis, Director)