Form 10-Q
period 2012-03-31
CNA FINANCIAL CORP
filed 2012-05-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, Par value $2.50	269,359,109

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2012	2011
Revenues
Net earned premiums	$1,649	$1,615
Net investment income	648	620
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(15)	(20)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(12)	(21)
Net other-than-temporary impairment losses recognized in earnings	(27)	(41)
Other net realized investment gains	63	54
Net realized investment gains, net of participating policyholders’ interests	36	13
Other revenues	68	67
Total revenues	2,401	2,315
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,381	1,364
Amortization of deferred acquisition costs	295	297
Other operating expenses	319	277
Interest	42	46
Total claims, benefits and expenses	2,037	1,984
Income from continuing operations before income tax	364	331
Income tax expense	(114)	(101)
Income from continuing operations	250	230
Loss from discontinued operations, net of income tax benefit of - and $0	—	(1)
Net income	250	229
Net (income) loss attributable to noncontrolling interests	—	(9)
Net income attributable to CNA	$250	$220

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$250	$221
Income (loss) from discontinued operations attributable to CNA common stockholders	—	(1)
Income attributable to CNA common stockholders	$250	$220

Basic and Diluted Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.93	$0.82
Loss from discontinued operations attributable to CNA common stockholders	—	—
Basic and diluted earnings per share attributable to CNA common stockholders	$0.93	$0.82

Dividends per share	$0.15	$0.10

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.3	269.2
Diluted	269.7	269.5
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2012	2011
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$40	$38
Net unrealized gains on other investments	218	22
Net unrealized gains on investments	258	60
Foreign currency translation adjustment	21	25
Pension and postretirement benefits	6	1
Net unrealized gains on discontinued operations and other	—	1
Allocation to participating policyholders	(1)	—
Other comprehensive income, net of tax	284	87
Net income	250	229
Comprehensive income	534	316
Change in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	—	2
Other comprehensive (income) loss attributable to noncontrolling interests	—	2
Net (income) loss attributable to noncontrolling interests	—	(9)
Comprehensive (income) loss attributable to noncontrolling interests	—	(7)
Total comprehensive income attributable to CNA	$534	$309
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,810 and $37,345)	$40,837	$39,937
Equity securities at fair value (cost of $278 and $288)	298	304
Limited partnership investments	2,400	2,245
Other invested assets	11	12
Mortgage loans	281	234
Short term investments	1,638	1,641
Total investments	45,465	44,373
Cash	59	75
Reinsurance receivables (less allowance for uncollectible receivables of $91 and $91)	5,898	6,001
Insurance receivables (less allowance for uncollectible receivables of $113 and $112)	1,664	1,614
Accrued investment income	478	436
Deferred acquisition costs	576	552
Deferred income taxes	201	415
Property and equipment at cost (less accumulated depreciation of $425 and $420)	307	309
Goodwill and other intangible assets	139	139
Other assets (includes $12 and $130 due from Loews Corporation)	818	779
Separate account business	402	417
Total assets	$56,007	$55,110
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$24,203	$24,303
Unearned premiums	3,383	3,250
Future policy benefits	9,959	9,810
Policyholders’ funds	169	191
Participating policyholders’ funds	68	68
Short term debt	83	83
Long term debt	2,526	2,525
Other liabilities	3,233	2,975
Separate account business	402	417
Total liabilities	44,026	43,622
Commitments and contingencies (Notes C, G and I)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,356,268 and 269,274,900 shares outstanding)	683	683
Additional paid-in capital	2,140	2,141
Retained earnings	8,517	8,308
Accumulated other comprehensive income	764	480
Treasury stock (3,683,975 and 3,765,343 shares), at cost	(100)	(102)
Notes receivable for the issuance of common stock	(23)	(22)
Total CNA stockholders’ equity	11,981	11,488
Total liabilities and equity	$56,007	$55,110
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2012	2011
Cash Flows from Operating Activities
Net income	$250	$229
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations	—	1
Loss on disposal of property and equipment	1	9
Deferred income tax expense	73	89
Trading portfolio activity	(6)	6
Net realized investment gains, net of participating policyholders’ interests	(36)	(13)
Equity method investees	(69)	(104)
Amortization of investments	(23)	(21)
Depreciation	20	19
Changes in:
Receivables, net	53	71
Accrued investment income	(42)	(44)
Deferred acquisition costs	(15)	(15)
Insurance reserves	99	45
Other assets	73	(4)
Other liabilities	(67)	(155)
Other, net	1	1
Total adjustments	62	(115)
Net cash flows provided by operating activities-continuing operations	$312	$114
Net cash flows used by operating activities-discontinued operations	$—	$(2)
Net cash flows provided by operating activities-total	$312	$112
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(2,842)	$(3,480)
Proceeds from fixed maturity securities:
Sales	1,929	1,881
Maturities, calls and redemptions	683	965
Purchases of equity securities	(12)	(34)
Proceeds from sales of equity securities	19	128
Origination of mortgage loans	(48)	(31)
Change in short term investments	(8)	548
Change in other investments	10	(43)
Purchases of property and equipment	(22)	(11)
Other, net	4	1
Net cash flows used by investing activities-continuing operations	$(287)	$(76)
Net cash flows provided by investing activities-discontinued operations	$—	$2
Net cash flows used by investing activities-total	$(287)	$(74)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2012	2011
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(41)	$(27)
Proceeds from the issuance of debt	—	396
Repayment of debt	—	(409)
Stock options exercised	—	6
Other, net	(1)	(2)
Net cash flows used by financing activities-continuing operations	$(42)	$(36)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—
Net cash flows used by financing activities-total	$(42)	$(36)
Effect of foreign exchange rate changes on cash	$1	$2
Net change in cash	$(16)	$4
Cash, beginning of year	75	77
Cash, end of period	$59	$81

Cash-continuing operations	$59	$81
Cash-discontinued operations	—	—
Cash-total	$59	$81
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Three months ended March 31
(In millions)	2012	2011
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period, as previously reported	2,146	2,200
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(5)	—
Balance, beginning of period, as adjusted	2,141	2,200
Stock-based compensation	(1)	(1)
Other	—	(1)
Balance, end of period	2,140	2,198
Retained Earnings
Balance, beginning of period, as previously reported	8,382	7,876
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(74)	(72)
Balance, beginning of period, as adjusted	8,308	7,804
Dividends paid to common stockholders	(41)	(27)
Net income attributable to CNA	250	220
Balance, end of period	8,517	7,997
Accumulated Other Comprehensive Income
Balance, beginning of period, as previously reported	470	326
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	10	—
Balance, beginning of period, as adjusted	480	326
Other comprehensive income attributable to CNA	284	89
Balance, end of period	764	415
Treasury Stock
Balance, beginning of period	(102)	(105)
Stock-based compensation	2	4
Balance, end of period	(100)	(101)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(22)	(26)
(Increase) decrease in notes receivable for the issuance of common stock	(1)	1
Balance, end of period	(23)	(25)
Total CNA Stockholders’ Equity	11,981	11,167
Noncontrolling Interests
Balance, beginning of period, as previously reported	—	570
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	—	(7)
Balance, beginning of period, as adjusted	—	563
Net income	—	9
Other comprehensive income (loss)	—	(2)
Other	—	3
Balance, end of period	—	573
Total Equity	$11,981	$11,740
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company and Continental Assurance Corporation. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2012.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2011, including the summary of significant accounting policies in Note A. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Hardy Underwriting Bermuda Limited (Hardy)
On March 21, 2012, CNA announced an agreement to acquire Hardy, a specialized Lloyd’s underwriter, in a cash acquisition for approximately $227 million. Hardy underwrote approximately $430 million in gross written premium in 2011. Subject to regulatory approvals and other conditions, the acquisition is expected to be completed during the second quarter of 2012. As of March 31, 2012, $230 million of the Company's short-term investments were held in escrow in British pounds to fund the acquisition.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended March 31, 2011 represented the noncontrolling interests in CNA Surety Corporation (Surety) and First Insurance Company of Hawaii (FICOH). On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of Surety and on November 29, 2011, CNA completed the sale of its 50% ownership interest in FICOH.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board issued updated accounting guidance which limits the capitalization of costs incurred to acquire or renew insurance contracts to those that are incremental direct costs of successful contract acquisitions. The previous guidance allowed the capitalization of acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts, whether the costs related to successful or unsuccessful efforts.
As of January 1, 2012, the Company adopted the updated accounting guidance prospectively as of January 1, 2004, the earliest date practicable. Due to the lack of available historical data related to certain accident and health contracts issued prior to January 1, 2004, a full retrospective application of the change in accounting guidance was impracticable. Acquisition costs capitalized prior to January 1, 2004 will continue to be accounted for under the previous accounting guidance and will be amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts.
For the three month period ended March 31, 2012, the adoption of the new accounting guidance resulted in an approximate $2 million decrease in Net income attributable to CNA and a $0.01 decrease in Basic and diluted earnings per share attributable to CNA common stockholders.
The Company has adjusted its previously reported financial information included herein to reflect the change in accounting guidance for deferred acquisition costs. The impacts of adopting the new accounting standard on the Company's Condensed Consolidated Balance Sheet as of December 31, 2011 were a $106 million decrease in Deferred acquisition costs and a $37 million increase in Deferred income taxes. The impacts to Accumulated other comprehensive income (AOCI) and Additional paid-in capital (APIC) were the result of the indirect effects of the Company's adoption of this guidance on Shadow Adjustments, as further discussed in Note C, and the Company's acquisition of the noncontrolling interest of Surety as discussed above.
The impacts on the Company's Condensed Consolidated Statement of Operations for the three month period ended March 31, 2011 were a $48 million decrease in Amortization of deferred acquisition costs, a $52 million increase in Other operating expenses, and a $1 million decrease in Income tax expense, resulting in a $3 million decrease in Net income attributable to CNA, and a $0.01 decrease in Basic and diluted earnings per share attributable to CNA common stockholders. There were no changes to net cash flows from operating, investing or financing activities for the comparative period presented as a result of the adoption of the new accounting standard.

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
For the three months ended March 31, 2012 and 2011, approximately 339 thousand and 272 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 668 thousand and 1.0 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2012	2011
Fixed maturity securities	$516	$506
Short term investments	1	2
Limited partnership investments	130	114
Equity securities	4	6
Mortgage loans	3	2
Trading portfolio (a)	7	3
Other	1	2
Gross investment income	662	635
Investment expense	(14)	(15)
Net investment income	$648	$620
___________________

(a)	There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three months ended March 31, 2012 or 2011.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2012	2011
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$69	$88
Gross realized losses	(39)	(68)
Net realized investment gains (losses) on fixed maturity securities	30	20
Equity securities:
Gross realized gains	3	5
Gross realized losses	(2)	(5)
Net realized investment gains (losses) on equity securities	1	—
Derivatives	(1)	(1)
Short term investments and other (a) (b)	6	(6)
Net realized investment gains (losses), net of participating policyholders’ interests	$36	$13
____________________

(a)
There were no net unrealized gains (losses) included in the three months ended March 31, 2012 and $1 million of net unrealized gains included in the three months ended March 31, 2011 related to changes in fair value of securities for which the fair value option has been elected.

(b)	The three months ended March 31, 2011 includes a $9 million loss related to the early extinguishment of $400 million of senior notes originally due August 15, 2011.

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Three months ended March 31
(In millions)	2012	2011
Fixed maturity securities available-for-sale:
Corporate and other bonds	$10	$9
Asset-backed:
Residential mortgage-backed	14	28
Total asset-backed	14	28
U.S. Treasury and obligation of government-sponsored enterprises	1	—
Total fixed maturity securities available-for-sale	25	37
Equity securities available-for-sale:
Common stock	2	3
Preferred stock	—	1
Total equity securities available-for-sale	2	4
Net OTTI losses recognized in earnings	$27	$41
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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

March 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,324	$2,013	$61	$21,276	$—
States, municipalities and political subdivisions	9,234	1,042	93	10,183	—
Asset-backed:
Residential mortgage-backed	5,958	175	139	5,994	37
Commercial mortgage-backed	1,297	68	36	1,329	(2)
Other asset-backed	1,022	18	1	1,039	—
Total asset-backed	8,277	261	176	8,362	35
U.S. Treasury and obligations of government-sponsored enterprises	224	12	—	236	—
Foreign government	634	21	—	655	—
Redeemable preferred stock	105	8	—	113	—
Total fixed maturity securities available-for-sale	37,798	3,357	330	40,825	$35
Total fixed maturity securities trading	12	—	—	12
Equity securities available-for-sale:
Common stock	32	17	1	48
Preferred stock	246	4	—	250
Total equity securities available-for-sale	278	21	1	298
Total	$38,088	$3,378	$331	$41,135

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,086	$1,946	$154	$20,878	$—
States, municipalities and political subdivisions	9,018	900	136	9,782	—
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955	—
Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14	—	493	—
Foreign government	608	28	—	636	—
Redeemable preferred stock	51	7	—	58	—
Total fixed maturity securities available-for-sale	37,339	3,128	536	39,931	$97
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	30	17	—	47
Preferred stock	258	4	5	257
Total equity securities available-for-sale	288	21	5	304
Total	$37,633	$3,149	$541	$40,241
The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At March 31, 2012 and December 31, 2011, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $751 million and $723 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction through Other comprehensive income (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,635	$43	$124	$18	$1,759	$61
States, municipalities and political subdivisions	385	8	460	85	845	93
Asset-backed:
Residential mortgage-backed	882	39	1,026	100	1,908	139
Commercial mortgage-backed	219	18	122	18	341	36
Other asset-backed	297	1	—	—	297	1
Total asset-backed	1,398	58	1,148	118	2,546	176
Total fixed maturity securities available-for-sale	3,418	109	1,732	221	5,150	330
Equity securities available-for-sale:
Common stock	4	1	—	—	4	1
Total equity securities available-for-sale	4	1	—	—	4	1
Total	$3,422	$110	$1,732	$221	$5,154	$331

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4	—	—	389	4
Total asset-backed	1,539	79	1,043	167	2,582	246
Total fixed maturity securities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5	—	—	117	5
Total equity securities available-for-sale	117	5	—	—	117	5
Total	$4,275	$211	$1,923	$330	$6,198	$541
The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $32 million and $21 million for the three months ended March 31, 2012 and 2011.

The following table summarizes the activity for the three months ended March 31, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

(In millions)	2012	2011
Beginning balance of credit losses on fixed maturity securities	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	11	10
Credit losses for securities for which an OTTI loss was not previously recognized	1	1
Reductions for securities sold during the period	(4)	(25)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(14)
Ending balance of credit losses on fixed maturity securities	$100	$113
Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the March 31, 2012 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
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
States, Municipalities and Political Subdivisions
The unrealized losses on the Company's investments in this category are primarily due to market conditions for zero coupon bonds, particularly for those with maturity dates that exceed 20 years. Yields for these securities continue to be higher than historical norms relative to after-tax returns on similar fixed income securities. Securities that comprise 88% of the gross unrealized losses in this category are rated AA or higher.
The largest exposures at March 31, 2012 as measured by gross unrealized losses were several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $63 million. All of these securities are rated investment grade.
The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding the ultimate collection of principal and interest; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2012.
Asset-Backed Securities
The fair value of total asset-backed holdings at March 31, 2012 was $8,362 million which was comprised of 2,027 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. Of these securities, 104 had underlying collateral that was either considered sub-prime or Alt-A in nature. The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure.
The gross unrealized losses on residential mortgage-backed securities included $42 million related to securities guaranteed by a U.S. government agency or sponsored enterprise and $97 million related to non-agency structured securities. Non-agency structured securities included 112 securities that had at least one trade lot in a gross unrealized loss position and the aggregate severity of the gross unrealized loss was approximately 8% of amortized cost.

Commercial mortgage-backed securities included 43 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 10% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at March 31, 2012.
Gross Unrealized Losses by Ratings Distribution

March 31, 2012	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
U.S. Government, Government Agencies, and Government-Sponsored Enterprises	$852	$810	$42
AAA	246	239	7
AA	226	215	11
A	294	286	8
BBB	209	193	16
Non-investment grade	895	803	92
Total	$2,722	$2,546	$176
The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates, wider than historical bid/ask spreads, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2012.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	March 31, 2012		December 31, 2011
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,842	$1,855	$1,802	$1,812
Due after one year through five years	13,003	13,573	13,110	13,537
Due after five years through ten years	8,713	9,326	8,410	8,890
Due after ten years	14,240	16,071	14,017	15,692
Total	$37,798	$40,825	$37,339	$39,931

Investment Commitments
As of March 31, 2012, the Company had committed approximately $122 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of March 31, 2012, the Company had commitments to purchase $151 million and sell $127 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of March 31, 2012, the Company had obligations on unfunded bank loan participations in the amount of $5 million.
As of March 31, 2012, the Company had mortgage loan commitments of $28 million representing signed loan applications received and accepted. The mortgage loans are recorded once funded.

Note D. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Three months ended March 31
(In millions)	2012	2011
Without hedge designation
Currency forwards	$(1)	$(1)
Total without hedge designation	(1)	(1)
Trading activities
Futures sold, not yet purchased	1	—
Total	$—	$(1)
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
Derivative Financial Instruments

March 31, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	33	—	(1)
Equity warrants	4	—	—
Total	$57	$—	$(2)

December 31, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	22	1	—
Equity warrants	4	—	—
Total	$46	$1	$(1)
During the three months ended March 31, 2012, new derivative transactions entered into totaled $332 million in notional value while derivative termination activity totaled $321 million. During the three months ended March 31, 2011, new derivative transactions entered into totaled approximately $341 million in notional value while derivative termination activity totaled approximately $349 million. This activity was primarily attributable to interest rate futures and foreign currency forwards for both periods.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. Prices are determined by a dedicated group within the Investments and Treasury organization, who ultimately report to the Company's Chief Financial Officer. This group is responsible for valuation policies and procedures. In general the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets.
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,802	$486	$21,288
States, municipalities and political subdivisions	—	10,010	173	10,183
Asset-backed:
Residential mortgage-backed	—	5,547	447	5,994
Commercial mortgage-backed	—	1,224	105	1,329
Other asset-backed	—	655	384	1,039
Total asset-backed	—	7,426	936	8,362
U.S. Treasury and obligations of government-sponsored enterprises	194	42	—	236
Foreign government	124	531	—	655
Redeemable preferred stock	5	55	53	113
Total fixed maturity securities	323	38,866	1,648	40,837
Equity securities	115	109	74	298
Derivative and other financial instruments, included in Other invested assets	—	—	11	11
Short term investments	797	583	—	1,380
Life settlement contracts, included in Other assets	—	—	115	115
Separate account business	5	393	4	402
Total assets	$1,240	$39,951	$1,852	$43,043
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(1)	$(1)	$(2)
Total liabilities	$—	$(1)	$(1)	$(2)

December 31, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,402	$482	$20,884
States, municipalities and political subdivisions	—	9,611	171	9,782
Asset-backed:
Residential mortgage-backed	—	5,323	452	5,775
Commercial mortgage-backed	—	1,295	59	1,354
Other asset-backed	—	612	343	955
Total asset-backed	—	7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	451	42	—	493
Foreign government	92	544	—	636
Redeemable preferred stock	5	53	—	58
Total fixed maturity securities	548	37,882	1,507	39,937
Equity securities	124	113	67	304
Derivative and other financial instruments, included in Other invested assets	—	1	11	12
Short term investments	1,106	508	27	1,641
Life settlement contracts, included in Other assets	—	—	117	117
Separate account business	21	373	23	417
Total assets	$1,799	$38,877	$1,752	$42,428
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$3	$4	$79	$(86)	$(19)	$33	$(10)	$486	$—
States, municipalities and political subdivisions	171	—	2	—	—	—	—	—	173	—
Asset-backed:
Residential mortgage-backed	452	1	(4)	38	—	(7)	—	(33)	447	—
Commercial mortgage-backed	59	—	4	42	—	—	—	—	105	—
Other asset-backed	343	4	4	176	(77)	(25)	—	(41)	384	—
Total asset-backed	854	5	4	256	(77)	(32)	—	(74)	936	—
Redeemable preferred stock	—	—	—	53	—	—	—	—	53	—
Total fixed maturity securities	1,507	8	10	388	(163)	(51)	33	(84)	1,648	—
Equity securities	67	—	(3)	11	(1)	—	—	—	74	(2)
Derivative and other financial instruments, net	10	—	—	—	—	—	—	—	10	—
Short term investments	27	—	—	12	—	(39)	—	—	—	—
Life settlement contracts	117	3	—	—	—	(5)	—	—	115	(1)
Separate account business	23	—	—	—	(19)	—	—	—	4	—
Total	$1,751	$11	$7	$411	$(183)	$(95)	$33	$(84)	$1,851	$(3)

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$624	$4	$(5)	$42	$(20)	$(27)	$9	$(50)	$577	$—
States, municipalities and political subdivisions	266	—	1	—	—	(79)	—	—	188	—
Asset-backed:										—
Residential mortgage-backed	767	1	2	47	(26)	(22)	—	(31)	738	—
Commercial mortgage-backed	73	3	16	—	(4)	—	—	—	88	—
Other asset-backed	359	4	—	200	(87)	(31)	—	—	445	—
Total asset-backed	1,199	8	18	247	(117)	(53)	—	(31)	1,271	—
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	15	11	289	(140)	(159)	9	(81)	2,036	—
Equity securities	26	(1)	(1)	15	(9)	—	—	—	30	(3)
Derivative and other financial instruments, net	25	2	—	—	(19)	—	—	—	8	1
Short term investments	27	—	—	12	—	(2)	—	(10)	27	—
Life settlement contracts	129	3	—	—	—	(5)	—	—	127	(1)
Separate account business	41	—	—	—	(2)	—	—	—	39	—
Total	$2,340	$19	$10	$316	$(170)	$(166)	$9	$(91)	$2,267	$(3)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Level 1 securities include highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt auction rate certificates and private placement debt securities. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the expected call date assumption is unobservable due to the uncertain nature of principal prepayments prior to maturity. Fair value of private placement debt securities is determined using internal models with inputs that are not market observable.
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
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Condensed Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
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
Significant Unobservable Inputs
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the table below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company.

(In millions, except per share data)	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
Fixed maturity securities	$204	Discounted cash flow	Expected call date assumption	0.5 - 5.5 years (2.2 years)
	$53	Market approach	Private offering price	$26.5 million per unit
Equity securities	$69	Market approach	Private offering price	$0.10 - $4,023 per share ($211.01 per share)
Life settlement contracts	$115	Discounted cash flow	Discount rate risk premium Mortality assumption	9% 65% - 928% (181%)
For fixed maturity securities, an increase to the expected call date assumption or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the tables below.

March 31, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$23	$—	$—	$23	$23
Mortgage loans	281	—	—	295	295
Financial liabilities
Premium deposits and annuity contracts	$108	$—	$—	$112	$112
Short term debt	83	—	84	—	84
Long term debt	2,526	—	2,794	—	2,794

December 31, 2011	Carrying Amount	Estimated Fair Value
(In millions)
Financial assets
Notes receivable for the issuance of common stock	$22	$22
Mortgage loans	234	247
Financial liabilities
Premium deposits and annuity contracts	$109	$114
Short term debt	83	84
Long term debt	2,525	2,679
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair values of Notes receivable for the issuance of common stock were estimated using discounted cash flows utilizing interest rates currently offered for obligations securitized with similar collateral, adjusted for specific note receivable risk.
The fair values of Mortgage loans were based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.
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
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Short term investments not carried at fair value, Accrued investment income and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the tables above.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $28 million and $55 million for the three months ended March 31, 2012 and 2011. Catastrophe losses in the first quarter of 2012 related primarily to U.S. storms.
Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core. Favorable net prior year development of $1 million was recorded in the Life & Group Non-Core segment for the three months ended March 31, 2012, compared to unfavorable net prior year development of $7 million for the same period in 2011.
Net Prior Year Development

Three months ended March 31, 2012
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(14)	$2	$(18)
Pretax (favorable) unfavorable premium development	(9)	(17)	1	(25)
Total pretax (favorable) unfavorable net prior year development	$(15)	$(31)	$3	$(43)

Three months ended March 31, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(7)	$3	$(19)
Pretax (favorable) unfavorable premium development	(7)	(8)	(1)	(16)
Total pretax (favorable) unfavorable net prior year development	$(22)	$(15)	$2	$(35)
For the three months ended March 31, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three months ended March 31, 2012 and 2011.

Three months ended March 31
(In millions)	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(6)	$(14)
Other Professional Liability	4	6
Surety	1	—
Warranty	(1)	(10)
Other	(4)	3
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(15)
2012
Favorable development for medical professional liability was primarily due to reductions in the estimated frequency of large losses in accident years 2008 and prior.
2011
Favorable development for medical professional liability was primarily due to favorable loss emergence in aging services, physicians and excess institutions in accident years 2007 and prior.
Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss treaty covering the Company's non-insurance warranty subsidiary.

CNA Commercial
The following table provides further detail of development recorded for the CNA Commercial segment for the three months ended March 31, 2012 and 2011.

Three months ended March 31
(In millions)	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$—	$10
General Liability	8	22
Workers' Compensation	(19)	8
Property and Other	(3)	(47)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(14)	$(7)
2012
Overall, favorable development for workers compensation reflects favorable experience in accident years 2001 and prior. Unfavorable development was recorded for accident year 2010 related to increased medical severity.
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

Note G. Legal Proceedings and Contingent Liabilities
Insurance Brokerage Antitrust Litigation
In August 2005, CNAF and certain insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (GEB). The plaintiffs' consolidated class action complaint alleged bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance. After various motions and preliminary court rulings providing for further proceedings, plaintiffs and various defendants, including CNAF and its named insurance subsidiaries, executed final settlement documents and the plaintiffs filed a motion for preliminary approval of the settlement in May 2011, which was ultimately approved by the Court in March 2012. In April 2012, objectors to the settlement filed notices of appeal. As currently structured, the settlement will not have a material impact on the Company's results of operations. In addition, the Company does not believe it has any material ongoing exposure relating to this matter.
Other Litigation
The Company is also a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the business or financial condition of the Company.

Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Three months ended March 31
(In millions)	2012	2011
Pension cost
Service cost	$3	$4
Interest cost on projected benefit obligation	34	37
Expected return on plan assets	(43)	(43)
Amortization of net actuarial loss	10	6
Net periodic pension cost	$4	$4

Postretirement benefit
Interest cost on projected benefit obligation	$—	$1
Amortization of prior service credit	(4)	(5)
Amortization of net actuarial loss	—	1
Net periodic postretirement benefit	$(4)	$(3)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at March 31, 2012 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $134 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $17 million at March 31, 2012, were $8 million in 2012, $3 million in 2013, and $6 million thereafter.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $763 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of March 31, 2012 and December 31, 2011, the Company had recorded liabilities of approximately $15 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note J. Business Segments
The Company's core property and casualty commercial insurance operations are reported in two business segments: CNA Specialty and CNA Commercial. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2011, other than the accounting for deferred acquisition costs, as further discussed in Note A herein. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves and deferred acquisition costs are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
March 31, 2012	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$706	$803	$141	$(1)	$—	$1,649
Net investment income	175	265	198	10	—	648
Other revenues	56	9	(2)	5	—	68
Total operating revenues	937	1,077	337	14	—	2,365
Claims, Benefits and Expenses
Net incurred claims and benefits	468	567	336	7	—	1,378
Policyholders’ dividends	(2)	3	2	—	—	3
Amortization of deferred acquisition costs	148	139	8	—	—	295
Other insurance related expenses	72	144	35	(1)	—	250
Other expenses	50	7	6	48	—	111
Total claims, benefits and expenses	736	860	387	54	—	2,037
Operating income (loss) from continuing operations before income tax	201	217	(50)	(40)	—	328
Income tax (expense) benefit on operating income (loss)	(69)	(78)	31	14	—	(102)
Net operating income (loss) from continuing operations attributable to CNA	132	139	(19)	(26)	—	226
Net realized investment gains (losses), net of participating policyholders’ interests	8	11	13	4	—	36
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(4)	(5)	(1)	—	(12)
Net realized investment gains (losses) attributable to CNA	6	7	8	3	—	24
Net income (loss) from continuing operations attributable to CNA	$138	$146	$(11)	$(23)	$—	$250

March 31, 2012
(In millions)
Reinsurance receivables	$863	$1,159	$1,359	$2,608	$—	$5,989
Insurance receivables	$679	$1,086	$8	$4	$—	$1,777
Deferred acquisition costs	$311	$265	$—	$—	$—	$576
Insurance reserves
Claim and claim adjustment expenses	$6,920	$11,422	$2,875	$2,986	$—	$24,203
Unearned premiums	1,705	1,529	150	—	(1)	3,383
Future policy benefits	—	—	9,959	—	—	9,959
Policyholders’ funds	12	13	144	—	—	169

Three months ended
March 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core		Total
(In millions)					Eliminations
Operating revenues
Net earned premiums	$669	$802	$144	$1	$(1)	$1,615
Net investment income	160	261	188	11	—	620
Other revenues	54	14	(2)	1	—	67
Total operating revenues	883	1,077	330	13	(1)	2,302
Claims, Benefits and Expenses
Net incurred claims and benefits	430	603	323	7	—	1,363
Policyholders’ dividends	—	—	1	—	—	1
Amortization of deferred acquisition costs	143	148	6	—	—	297
Other insurance related expenses	64	115	38	1	(1)	217
Other expenses	40	16	6	44	—	106
Total claims, benefits and expenses	677	882	374	52	(1)	1,984
Operating income (loss) from continuing operations before income tax	206	195	(44)	(39)	—	318
Income tax (expense) benefit on operating income (loss)	(70)	(65)	26	12	—	(97)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(8)	—	—	—	—	(8)
Net operating income (loss) from continuing operations attributable to CNA	128	130	(18)	(27)	—	213
Net realized investment gains (losses), net of participating policyholders’ interests	8	17	(4)	(8)	—	13
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(6)	1	4	—	(4)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)
Net realized investment gains (losses) attributable to CNA	5	10	(3)	(4)	—	8
Net income (loss) from continuing operations attributable to CNA	$133	$140	$(21)	$(31)	$—	$221

December 31, 2011
(In millions)
Reinsurance receivables	$852	$1,188	$1,375	$2,677	$—	$6,092
Insurance receivables	$670	$1,047	$8	$1	$—	$1,726
Deferred acquisition costs	$300	$252	$—	$—	$—	$552
Insurance reserves
Claim and claim adjustment expenses	$6,840	$11,509	$2,825	$3,129	$—	$24,303
Unearned premiums	1,629	1,480	141	—	—	3,250
Future policy benefits	—	—	9,810	—	—	9,810
Policyholders’ funds	15	10	166	—	—	191

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Three months ended March 31
(In millions)	2012	2011
CNA Specialty
International	$57	$51
Professional & Management Liability	694	660
Surety	119	111
Warranty & Alternative Risks	75	69
CNA Specialty revenues	945	891
CNA Commercial
CNA Select Risk	73	71
Commercial Insurance	762	752
International	91	127
Small Business	162	144
CNA Commercial revenues	1,088	1,094
Life & Group Non-Core
Health	291	270
Life & Annuity	60	56
Other	(1)	—
Life & Group Non-Core revenues	350	326
Corporate & Other Non-Core revenues	18	5
Eliminations	—	(1)
Total revenues	$2,401	$2,315

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2010 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. In evaluating the results of our CNA Specialty and CNA Commercial segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Hardy Underwriting Bermuda Limited
On March 21, 2012, we announced an agreement to acquire Hardy, a specialized Lloyd’s underwriter, in a cash acquisition for approximately $227 million. Hardy underwrote approximately $430 million in gross written premium in 2011. Subject to regulatory approvals and other conditions, the acquisition is expected to be completed during the second quarter of 2012. As of March 31, 2012, $230 million of our short-term investments were held in escrow in British pounds to fund the acquisition.
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
We have adjusted our previously reported financial information included herein, to reflect the change in accounting guidance for costs associated with acquiring or renewing insurance contracts. This MD&A gives effect to the adjustment of the Condensed Consolidated Financial Statements. See Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1 for additional information.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Three months ended March 31	2012	2011
(In millions)
Operating Revenues
Net earned premiums	$1,649	$1,615
Net investment income	648	620
Other revenues	68	67
Total operating revenues	2,365	2,302
Claims, Benefits and Expenses
Net incurred claims and benefits	1,378	1,363
Policyholders' dividends	3	1
Amortization of deferred acquisition costs	295	297
Other insurance related expenses	250	217
Other expenses	111	106
Total claims, benefits and expenses	2,037	1,984
Operating income (loss) from continuing operations before income tax	328	318
Income tax (expense) benefit on operating income (loss)	(102)	(97)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(8)
Net operating income (loss) from continuing operations attributable to CNA	226	213
Net realized investment gains (losses), net of participating policyholders' interests	36	13
Income tax (expense) benefit on net realized investment gains (losses)	(12)	(4)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)
Net realized investment gains (losses) attributable to CNA	24	8
Income (loss) from continuing operations attributable to CNA	250	221
Loss from discontinued operations attributable to CNA	—	(1)
Net income (loss) attributable to CNA	$250	$220
Net income increased $30 million for the three months ended March 31, 2012 as compared with the same period in 2011. This increase was due to increased net realized investment gains and higher net operating income.
Net realized investment gains increased $16 million for the three months ended March 31, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $13 million for the three months ended March 31, 2012 as compared with the same period in 2011. Net operating income increased $13 million for our core segments, CNA Specialty and CNA Commercial. This increase was primarily due to lower catastrophe losses and higher net investment income. These favorable impacts were partially offset by decreased non-catastrophe current accident year underwriting results. Catastrophe losses were $18 million after-tax for the three months ended March 31, 2012 as compared to catastrophe losses of $36 million after-tax for the same period in 2011. Net operating results were flat for our non-core segments. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.

Favorable net prior year development of $43 million and $35 million was recorded for the three months ended March 31, 2012 and 2011 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended March 31, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $34 million for the three months ended March 31, 2012 as compared with the same period in 2011, driven by a $37 million increase in CNA Specialty. See the Segment Results section of this MD&A for further discussion.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Three months ended March 31	2012	2011
(In millions, except ratios)
Net written premiums	$765	$739
Net earned premiums	706	669
Net investment income	175	160
Net operating income (loss)	132	128
Net realized investment gains (losses), after-tax	6	5
Net income (loss)	138	133
Ratios
Loss and loss adjustment expense	66.3%	64.2%
Expense	31.3	30.8
Dividend	(0.3)	0.1
Combined	97.3%	95.1%
Net written premiums for CNA Specialty increased $26 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily driven by increased rate. Net earned premiums increased $37 million as compared to the same period in 2011, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 3% for the three months ended March 31, 2012, as compared to a decrease of 1% for the three months ended March 31, 2011 for the policies that renewed in each period. Retention of 87% and 86% was achieved in each period.
Net income increased $5 million for the three months ended March 31, 2012 as compared with the same period in 2011. This increase was due to higher net operating income and increased net realized investment gains.
Net operating income increased $4 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily due to increased net investment income, partially offset by lower favorable net prior year development and decreased current accident year underwriting results.
The combined ratio increased 2.2 points for the three months ended March 31, 2012 as compared with the same period in 2011. The loss ratio increased 2.1 points, primarily due to the impact of lower favorable net prior year development as well as a higher current accident year loss ratio. The 2012 current accident year loss ratio was unfavorably affected by the anticipated loss cost trend that exceeded earned rate levels. The expense ratio increased 0.5 points, primarily due to higher underwriting expenses.
Favorable net prior year development of $15 million and $22 million was recorded for the three months ended March 31, 2012 and 2011. Further information on CNA Specialty's net prior year development for the three months ended March 31, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2012 and December 31, 2011 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2012	December 31, 2011
Gross Case Reserves	$2,427	$2,441
Gross IBNR Reserves	4,493	4,399
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,920	$6,840
Net Case Reserves	$2,098	$2,086
Net IBNR Reserves	3,992	3,937
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,090	$6,023

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Three months ended March 31		2011
(In millions, except ratios)	2012
Net written premiums	$843	$828
Net earned premiums	803	802
Net investment income	265	261
Net operating income (loss)	139	130
Net realized investment gains (losses), after-tax	7	10
Net income (loss)	146	140
Ratios
Loss and loss adjustment expense	70.7%	75.3%
Expense	35.1	32.9
Dividend	0.4	(0.2)
Combined	106.2%	108.0%
Net written premiums for CNA Commercial increased $15 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily driven by new business and increased rate. Net written premium in 2011 included $35 million related to a subsidiary that was sold in the fourth quarter of 2011.
CNA Commercial's average rate increased 5% for the three months ended March 31, 2012, as compared with an increase of 1% for the three months ended March 31, 2011 for the policies that renewed in each period. Retention of 78% and 79% was achieved in each period.
Net income increased $6 million for the three months ended March 31, 2012 as compared with the same period in 2011. This increase was due to increased net operating income, partially offset by decreased net realized investment results.
Net operating income increased $9 million for the three months ended March 31, 2012 as compared with the same period in 2011. This increase was primarily due to lower catastrophe losses and increased favorable net prior year development, partially offset by increased expenses.
The combined ratio improved 1.8 points for the three months ended March 31, 2012 as compared with the same period in 2011. The loss ratio improved 4.6 points, primarily due to the impacts of lower catastrophe losses and increased favorable net prior year development. Catastrophe losses were $26 million, or 3.3 points of the loss ratio, for the three months ended March 31, 2012, as compared to $53 million, or 6.6 points of the loss ratio, for the three months ended March 31, 2011.
The expense ratio increased 2.2 points for the three months ended March 31, 2012 as compared with the same period in 2011, primarily due to the favorable impact in 2011 of recoveries on insurance receivables written off in prior years.
Favorable net prior year development of $31 million and $15 million was recorded for the three months ended March 31, 2012 and 2011. Further information on CNA Commercial net prior year development for the three months ended March 31, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2012 and December 31, 2011 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2012	December 31, 2011
(In millions)
Gross Case Reserves	$6,196	$6,266
Gross IBNR Reserves	5,226	5,243
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,422	$11,509
Net Case Reserves	$5,662	$5,720
Net IBNR Reserves	4,636	4,670
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,298	$10,390

Life & Group Non-Core
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Three months ended March 31		2011
(In millions)	2012
Net earned premiums	$141	$144
Net investment income	198	188
Net operating income (loss)	(19)	(18)
Net realized investment gains (losses), after-tax	8	(3)
Net income (loss)	(11)	(21)
Net earned premiums for Life & Group Non-Core decreased $3 million for the three months ended March 31, 2012 as compared with the same period in 2011. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss decreased $10 million for the three months ended March 31, 2012 as compared with the same period in 2011. This decrease was primarily due to improved net realized investments results.
Life & Group Non-Core primarily includes the results of the life and group lines of business that are in run-off, including our existing individual long term care commitments, our payout annuity business and our pension deposit business. We also retain a block of group reinsurance and life settlement contracts. Results for these businesses in 2012 were comparable to the prior year period.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Three months ended March 31
(In millions)	2012	2011
Net investment income	$10	$11
Net operating income (loss)	(26)	(27)
Net realized investment gains (losses), after-tax	3	(4)
Net income (loss)	(23)	(31)
Net loss decreased $8 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily due to improved net realized investment results. Net operating income in 2012 was affected by lower interest expense, as a result of the issuance of debt on more favorable terms in the first quarter of 2011.
Unfavorable net prior year development of $3 million and $2 million was recorded for the three months ended March 31, 2012 and 2011.
The following table summarizes the gross and net carried reserves as of March 31, 2012 and December 31, 2011 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2012	December 31, 2011
(In millions)
Gross Case Reserves	$1,232	$1,321
Gross IBNR Reserves	1,754	1,808
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,986	$3,129
Net Case Reserves	$317	$347
Net IBNR Reserves	247	244
Total Net Carried Claim and Claim Adjustment Expense Reserves	$564	$591

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2012	2011
Fixed maturity securities	$516	$506
Short term investments	1	2
Limited partnership investments	130	114
Equity securities	4	6
Mortgage loans	3	2
Trading portfolio	7	3
Other	1	2
Gross investment income	662	635
Investment expense	(14)	(15)
Net investment income	$648	$620
Net investment income for the three months ended March 31, 2012 increased $28 million as compared with the same period in 2011. The increase was primarily driven by higher income from limited partnership investments as well as higher fixed maturity securities income. Limited partnership investment results in 2012 were affected by favorable equity market returns and overall improvement in credit markets. The increase in fixed maturity securities income was driven by a higher invested asset base and the favorable net impact of changes in estimates of prepayments for asset-backed securities, partially offset by reinvestment at lower market rates.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.5% for both three month periods ended March 31, 2012 and 2011. Excluding the favorable net impact of changes in estimates of prepayments for asset-backed securities as discussed above, the fixed maturity investment portfolio provided a pretax effective income yield of 5.4% for the three months ended March 31, 2012. Tax-exempt municipal bonds generated $66 million of net investment income for the three months ended March 31, 2012 compared with $56 million of net investment income for the same period in 2011.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2012	2011
Fixed maturity securities:
Corporate and other bonds	$23	$53
States, municipalities and political subdivisions	15	(21)
Asset-backed	(12)	(15)
U.S. Treasury and obligations of government-sponsored enterprises	1	—
Foreign government	3	—
Redeemable preferred stock	—	3
Total fixed maturity securities	30	20
Equity securities	1	—
Derivative securities	(1)	(1)
Short term investments and other	6	(6)
Net realized investment gains (losses), net of participating policyholders’ interests	36	13
Income tax (expense) benefit on net realized investment gains (losses)	(12)	(4)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)
Net realized investment gains (losses) attributable to CNA	$24	$8
Net realized investment gains increased $16 million for three months ended March 31, 2012 as compared with the same period in 2011. Results in 2011 include a $6 million after-tax loss on an early extinguishment of debt. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at March 31, 2012 and December 31, 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. At March 31, 2012 and December 31, 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

	March 31, 2012		December 31, 2011
(In millions)		%		%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,658	11%	$4,760	12%
AAA rated	3,503	8	3,421	8
AA and A rated	18,277	45	17,807	45
BBB rated	11,292	28	10,790	27
Non-investment grade	3,107	8	3,159	8
Total	$40,837	100%	$39,937	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,054 million and $3,200 million at March 31, 2012 and December 31, 2011. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

	March 31, 2012		December 31, 2011
(In millions)		%		%
BB	$1,486	48%	$1,484	47%
B	786	25	867	27
CCC - C	709	23	689	22
D	126	4	119	4
Total	$3,107	100%	$3,159	100%
The gross unrealized loss on available-for-sale fixed maturity securities was $330 million at March 31, 2012. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Maturity Profile

March 31, 2012	Percent of Fair Value	Percent of Unrealized Loss
Due in one year or less	5%	5%
Due after one year through five years	33	18
Due after five years through ten years	32	34
Due after ten years	30	43
Total	100%	100%

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
Effective Durations

	March 31, 2012		December 31, 2011
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,003	11.7	$13,820	11.5
Other interest sensitive investments	28,307	4.2	28,071	3.9
Total	$42,310	6.7	$41,891	6.4
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.
Select Asset Class Discussion
Asset-Backed Securities
Our fixed maturity portfolio includes exposure to sub-prime residential mortgage securities (sub-prime) and Alternative A residential mortgage securities that have lower than normal standards of loan documentation (Alt-A), as measured by the original deal structure. As of March 31, 2012, sub-prime securities had a fair value of $266 million, 61% of which were rated investment grade, and net unrealized losses of $34 million. As of March 31, 2012, Alt-A securities had a fair value of $543 million, 69% of which were rated investment grade, and net unrealized losses of $8 million. Pretax OTTI losses on asset-backed securities recognized in earnings were $14 million for the three months ended March 31, 2012, $5 million of which related to securities with sub-prime and Alt-A exposure. If additional deterioration in the underlying collateral occurs beyond our current expectations, additional OTTI losses may be recognized in earnings. See Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1 for additional information related to unrealized losses on asset-backed securities.

European Exposure
Our fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings.
European Exposure

March 31, 2012	Corporate		Sovereign	Total
(In millions)	Financial Sector	Other Sectors
AAA	$173	$23	$157	$353
AA	201	91	28	320
A	885	793	8	1,686
BBB	311	1,073	—	1,384
Non-investment grade	3	162	—	165
Total fair value	$1,573	$2,142	$193	$3,908
Total amortized cost	$1,540	$1,932	$191	$3,663
European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity's management location, country of primary listing, revenue and reporting currency. As of March 31, 2012, securities with a fair value and amortized cost of $1,981 million and $1,850 million relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $379 million and $366 million pertain to Greece, Italy, Ireland, Portugal and Spain, commonly referred to as “GIIPS.”
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	March 31, 2012	December 31, 2011
(In millions)
Short term investments:
Commercial paper	$509	$411
U.S. Treasury securities	632	903
Money market funds	33	45
Other	464	282
Total short term investments	$1,638	$1,641

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2012, net cash provided by operating activities was $312 million as compared with $112 million for the same period in 2011. Cash provided by operating activities was favorably affected by increased investment income receipts in the first quarter of 2012 as compared with the same period in 2011. In addition, we received a $75 million federal income tax refund in the first quarter of 2012.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2012, net cash used by investing activities was $287 million as compared with $74 million for the same period in 2011. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the three months ended March 31, 2012, net cash used by financing activities was $42 million as compared with $36 million for the same period in 2011. Net cash used by financing activities in both periods was primarily related to the payment of dividends to common stockholders.
Common Stock Dividends
Dividends of $0.15 per share were declared and paid in the first quarter of 2012. On April 27, 2012, we declared a quarterly dividend of $0.15 per share, payable May 30, 2012 to stockholders of record on May 14, 2012. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. The Hardy acquisition, which is expected to be completed during the second quarter of 2012, will be funded through existing liquidity.
As of March 31, 2012, we had no outstanding borrowings under our existing credit agreement. On April 19, 2012, we entered into a new credit agreement with a syndicate of banks and other lenders. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At our election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. Under the new credit agreement we are required to pay a facility fee which would adjust automatically in the event of a change in our financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. In addition, under the new credit agreement, our existing credit agreement automatically expired on April 19, 2012.
During the first quarter of 2012, CCC repaid to CNAF $100 million of the $1.0 billion surplus note which was originally issued in 2008, leaving an outstanding balance of $150 million as of March 31, 2012. Additionally, CCC paid a dividend of $150 million. As of March 31, 2012, CCC is able to pay approximately $840 million of dividends during the remainder of 2012 that would not be subject to the prior approval of the Illinois Department of Insurance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2012. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.
As of March 31, 2012, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2012.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits
See Exhibit Index.

Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 1, 2012	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE