Form 10-Q
period 2012-06-30
CNA FINANCIAL CORP
filed 2012-07-31
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

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
Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, Par value $2.50	269,397,139

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2012	2011	2012	2011
Revenues
Net earned premiums	$1,668	$1,595	$3,317	$3,210
Net investment income	470	517	1,118	1,137
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(12)	(41)	(27)	(61)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(11)	(21)	(23)	(42)
Net other-than-temporary impairment losses recognized in earnings	(23)	(62)	(50)	(103)
Other net realized investment gains	45	77	108	131
Net realized investment gains, net of participating policyholders’ interests	22	15	58	28
Other revenues	86	71	154	138
Total revenues	2,246	2,198	4,647	4,513
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,348	1,367	2,729	2,731
Amortization of deferred acquisition costs	309	286	604	583
Other operating expenses	316	326	635	603
Interest	43	43	85	89
Total claims, benefits and expenses	2,016	2,022	4,053	4,006
Income from continuing operations before income tax	230	176	594	507
Income tax expense	(64)	(47)	(178)	(148)
Income from continuing operations	166	129	416	359
Loss from discontinued operations, net of income tax benefit of -, $0, - and $0	—	—	—	(1)
Net income	166	129	416	358
Net (income) loss attributable to noncontrolling interests	—	(5)	—	(14)
Net income attributable to CNA	$166	$124	$416	$344

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$166	$124	$416	$345
Loss from discontinued operations attributable to CNA common stockholders	—	—	—	(1)
Income attributable to CNA common stockholders	$166	$124	$416	$344
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2012	2011	2012	2011
Basic Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.62	$0.46	$1.55	$1.28
Loss from discontinued operations attributable to CNA common stockholders	—	—	—	—
Income attributable to CNA common stockholders	$0.62	$0.46	$1.55	$1.28

Diluted Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.62	$0.46	$1.54	$1.28
Loss from discontinued operations attributable to CNA common stockholders	—	—	—	—
Income attributable to CNA common stockholders	$0.62	$0.46	$1.54	$1.28

Dividends per share	$0.15	$0.10	$0.30	$0.20

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.4	269.3	269.4	269.3
Diluted	269.8	269.6	269.7	269.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(3)	$1	$37	$39
Net unrealized gains on other investments	121	300	339	322
Net unrealized gains on investments	118	301	376	361
Foreign currency translation adjustment	(17)	5	4	30
Pension and postretirement benefits	3	1	9	2
Net unrealized gains on discontinued operations and other	—	—	—	1
Allocation to participating policyholders	(1)	(1)	(2)	(1)
Other comprehensive income, net of tax	103	306	387	393
Net income	166	129	416	358
Comprehensive income	269	435	803	751
Other comprehensive (income) loss attributable to noncontrolling interests related to changes in net unrealized (gains) losses on investments	—	(10)	—	(8)
Net (income) loss attributable to noncontrolling interests	—	(5)	—	(14)
Comprehensive (income) loss attributable to noncontrolling interests	—	(15)	—	(22)
Total comprehensive income attributable to CNA	$269	$420	$803	$729
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,885 and $37,345)	$41,367	$39,937
Equity securities at fair value (cost of $252 and $288)	290	304
Limited partnership investments	2,242	2,245
Other invested assets	11	12
Mortgage loans	339	234
Short term investments	1,752	1,641
Total investments	46,001	44,373
Cash	100	75
Reinsurance receivables (less allowance for uncollectible receivables of $71 and $91)	5,751	6,001
Insurance receivables (less allowance for uncollectible receivables of $110 and $112)	1,794	1,614
Accrued investment income	446	436
Deferred acquisition costs	584	552
Deferred income taxes	127	415
Property and equipment at cost (less accumulated depreciation of $428 and $420)	310	309
Goodwill and other intangible assets	139	139
Other assets (includes $0 and $130 due from Loews Corporation)	877	779
Separate account business	370	417
Total assets	$56,499	$55,110
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$24,007	$24,303
Unearned premiums	3,478	3,250
Future policy benefits	10,352	9,810
Policyholders’ funds	167	191
Participating policyholders’ funds	71	68
Short term debt	83	83
Long term debt	2,526	2,525
Other liabilities (includes $18 and $0 due to Loews Corporation)	3,231	2,975
Separate account business	370	417
Total liabilities	44,285	43,622
Commitments and contingencies (Notes C, G and I)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,397,139 and 269,274,900 shares outstanding)	683	683
Additional paid-in capital	2,141	2,141
Retained earnings	8,643	8,308
Accumulated other comprehensive income	867	480
Treasury stock (3,643,104 and 3,765,343 shares), at cost	(99)	(102)
Notes receivable for the issuance of common stock	(21)	(22)
Total CNA stockholders’ equity	12,214	11,488
Total liabilities and equity	$56,499	$55,110
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2012	2011
Cash Flows from Operating Activities
Net income	$416	$358
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations	—	1
Loss on disposal of property and equipment	1	8
Deferred income tax expense	81	96
Trading portfolio activity	(44)	(9)
Net realized investment gains, net of participating policyholders’ interests	(58)	(28)
Equity method investees	(8)	(108)
Amortization of investments	(33)	(37)
Depreciation	39	38
Changes in:
Receivables, net	70	139
Accrued investment income	(10)	(11)
Deferred acquisition costs	(17)	(19)
Insurance reserves	121	93
Other assets	43	37
Other liabilities	12	(153)
Other, net	5	9
Total adjustments	202	56
Net cash flows provided by operating activities-continuing operations	$618	$414
Net cash flows provided (used) by operating activities-discontinued operations	$—	$(2)
Net cash flows provided by operating activities-total	$618	$412
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(5,169)	$(6,200)
Proceeds from fixed maturity securities:
Sales	3,303	4,112
Maturities, calls and redemptions	1,566	1,825
Purchases of equity securities	(27)	(44)
Proceeds from sales of equity securities	61	153
Origination of mortgage loans	(109)	(112)
Change in short term investments	(123)	514
Change in other investments	13	(131)
Purchases of property and equipment	(42)	(24)
Other, net	17	2
Net cash flows provided (used) by investing activities-continuing operations	$(510)	$95
Net cash flows provided (used) by investing activities-discontinued operations	$—	$2
Net cash flows provided (used) by investing activities-total	$(510)	$97
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Six months ended June 30
(In millions)	2012	2011
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$—	$(426)
Dividends paid to common stockholders	(81)	(54)
Proceeds from the issuance of debt	—	396
Repayment of debt	—	(409)
Stock options exercised	1	2
Other, net	(3)	(13)
Net cash flows used by financing activities-continuing operations	$(83)	$(504)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—
Net cash flows used by financing activities-total	$(83)	$(504)
Effect of foreign exchange rate changes on cash	$—	$2
Net change in cash	$25	$7
Cash, beginning of year	75	77
Cash, end of period	$100	$84

Cash-continuing operations	$100	$84
Cash-discontinued operations	—	—
Cash-total	$100	$84
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Six months ended June 30
(In millions)	2012	2011
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period, as previously reported	2,146	2,200
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(5)	—
Balance, beginning of period, as adjusted	2,141	2,200
Stock-based compensation	—	1
Acquisition of CNA Surety noncontrolling interest	—	(65)
Other	—	2
Balance, end of period	2,141	2,138
Retained Earnings
Balance, beginning of period, as previously reported	8,382	7,876
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(74)	(72)
Balance, beginning of period, as adjusted	8,308	7,804
Dividends paid to common stockholders	(81)	(54)
Net income attributable to CNA	416	344
Balance, end of period	8,643	8,094
Accumulated Other Comprehensive Income
Balance, beginning of period, as previously reported	470	326
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	10	—
Balance, beginning of period, as adjusted	480	326
Other comprehensive income attributable to CNA	387	385
Acquisition of CNA Surety noncontrolling interest	—	19
Balance, end of period	867	730
Treasury Stock
Balance, beginning of period	(102)	(105)
Stock-based compensation	3	3
Balance, end of period	(99)	(102)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(22)	(26)
Decrease in notes receivable for the issuance of common stock	1	3
Balance, end of period	(21)	(23)
Total CNA Stockholders’ Equity	12,214	11,520
Noncontrolling Interests
Balance, beginning of period, as previously reported	—	570
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	—	(7)
Balance, beginning of period, as adjusted	—	563
Net income	—	14
Other comprehensive income	—	8
Acquisition of CNA Surety noncontrolling interest	—	(429)
Other	—	(12)
Balance, end of period	—	144
Total Equity	$12,214	$11,664
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company and Continental Assurance Corporation. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2012.
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
The interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2011 represented the noncontrolling interests in CNA Surety Corporation (Surety) and First Insurance Company of Hawaii (FICOH). On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of Surety and on November 29, 2011, CNA completed the sale of its 50% ownership interest in FICOH.
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
For the three and six months ended June 30, 2012, the adoption of the new accounting guidance resulted in an approximate $1 million and $3 million decrease in Net income attributable to CNA and a $0.01 decrease in Basic and Diluted earnings per share attributable to CNA common stockholders in both periods.
The Company has adjusted its previously reported financial information included herein to reflect the change in accounting guidance for deferred acquisition costs. The impacts of adopting the new accounting standard on the

Company's Condensed Consolidated Balance Sheet as of December 31, 2011 were a $106 million decrease in Deferred acquisition costs and a $37 million increase in Deferred income taxes. The impacts to Accumulated other comprehensive income (AOCI) and Additional paid-in capital were the result of the indirect effects of the Company's adoption of this guidance on Shadow Adjustments, as further discussed in Note C, and the Company's acquisition of the noncontrolling interest of Surety as discussed above.
The impacts on the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 were a $64 million and $112 million decrease in Amortization of deferred acquisition costs, a $67 million and $119 million increase in Other operating expenses, no impact and a $1 million decrease in Income tax expense, and a $1 million decrease in Net income attributable to noncontrolling interests for both periods, resulting in a $2 million and $5 million decrease in Net income attributable to CNA, and a $0.01 and $0.02 decrease in Basic and Diluted earnings per share attributable to CNA common stockholders. There were no changes to net cash flows from operating, investing or financing activities for the comparative periods presented as a result of the adoption of the new accounting standard.

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
For the three and six months ended June 30, 2012, approximately 410 thousand and 368 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 622 thousand and 735 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities	$505	$505	$1,021	$1,011
Short term investments	2	2	3	4
Limited partnership investments	(35)	11	95	125
Equity securities	2	6	6	12
Mortgage loans	5	2	8	4
Trading portfolio (a)	4	3	11	6
Other	2	3	3	5
Gross investment income	485	532	1,147	1,167
Investment expense	(15)	(15)	(29)	(30)
Net investment income	$470	$517	$1,118	$1,137
___________________

(a)	There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three or six months ended June 30, 2012 or 2011.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$49	$89	$118	$177
Gross realized losses	(32)	(69)	(71)	(137)
Net realized investment gains (losses) on fixed maturity securities	17	20	47	40
Equity securities:
Gross realized gains	2	1	5	6
Gross realized losses	(2)	(3)	(4)	(8)
Net realized investment gains (losses) on equity securities	—	(2)	1	(2)
Derivatives	1	—	—	(1)
Short term investments and other (a) (b)	4	(3)	10	(9)
Net realized investment gains (losses), net of participating policyholders’ interests	$22	$15	$58	$28
____________________

(a)	The six months ended June 30, 2011 included a $9 million loss related to the early extinguishment of debt in 2011.

(b)
Includes net unrealized gains (losses) related to changes in the fair value of securities for which the fair value option has been elected. There were no net unrealized gains (losses) for the three months ended June 30, 2012 or 2011. There were no net unrealized gains (losses) for the six months ended June 30, 2012 as compared with unrealized gains of $1 million for the same period in 2011.

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$15	$16	$24
Asset-backed:
Residential mortgage-backed	15	46	29	74
U.S. Treasury and obligation of government-sponsored enterprises	—	—	1	—
Total fixed maturity securities available-for-sale	21	61	46	98
Equity securities available-for-sale:
Common stock	2	1	4	4
Preferred stock	—	—	—	1
Total equity securities available-for-sale	2	1	4	5
Net OTTI losses recognized in earnings	$23	$62	$50	$103
A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by the Company’s Chief Financial Officer (CFO). The Impairment Committee is responsible for evaluating all securities in an unrealized loss position on at least a quarterly basis.
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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

June 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,350	$2,209	$79	$21,480	$—
States, municipalities and political subdivisions	9,225	1,225	66	10,384	—
Asset-backed:
Residential mortgage-backed	5,817	215	141	5,891	42
Commercial mortgage-backed	1,514	82	27	1,569	(2)
Other asset-backed	1,046	20	1	1,065	—
Total asset-backed	8,377	317	169	8,525	40
U.S. Treasury and obligations of government-sponsored enterprises	172	12	—	184	—
Foreign government	616	23	—	639	—
Redeemable preferred stock	101	10	—	111	—
Total fixed maturity securities available-for-sale	37,841	3,796	314	41,323	$40
Total fixed maturity securities trading	44	—	—	44
Equity securities available-for-sale:
Common stock	27	21	—	48
Preferred stock	225	17	—	242
Total equity securities available-for-sale	252	38	—	290
Total	$38,137	$3,834	$314	$41,657

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,086	$1,946	$154	$20,878	$—
States, municipalities and political subdivisions	9,018	900	136	9,782	—
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955	—
Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14	—	493	—
Foreign government	608	28	—	636	—
Redeemable preferred stock	51	7	—	58	—
Total fixed maturity securities available-for-sale	37,339	3,128	536	39,931	$97
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	30	17	—	47
Preferred stock	258	4	5	257
Total equity securities available-for-sale	288	21	5	304
Total	$37,633	$3,149	$541	$40,241
The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At June 30, 2012 and December 31, 2011, the net unrealized gains on investments included in AOCI were net of Shadow Adjustments of $940 million and $723 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves is recorded, net of tax, as a reduction through Other comprehensive income (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
June 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,550	$53	$192	$26	$1,742	$79
States, municipalities and political subdivisions	174	2	301	64	475	66
Asset-backed:
Residential mortgage-backed	276	13	923	128	1,199	141
Commercial mortgage-backed	158	5	153	22	311	27
Other asset-backed	181	1	—	—	181	1
Total asset-backed	615	19	1,076	150	1,691	169
Total	$2,339	$74	$1,569	$240	$3,908	$314

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4	—	—	389	4
Total asset-backed	1,539	79	1,043	167	2,582	246
Total fixed maturity securities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5	—	—	117	5
Total	$4,275	$211	$1,923	$330	$6,198	$541
The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $15 million and $47 million for the three and six months ended June 30, 2012 and $20 million and $41 million for the three and six months ended June 30, 2011.

The following table summarizes the activity for the three and six months ended June 30, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Beginning balance of credit losses on fixed maturity securities	$100	$113	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	10	8	21	18
Credit losses for securities for which an OTTI loss was not previously recognized	1	—	2	1
Reductions for securities sold during the period	(4)	(21)	(8)	(46)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(8)	(18)	(8)	(32)
Ending balance of credit losses on fixed maturity securities	$99	$82	$99	$82
Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the June 30, 2012 Securities in a Gross Unrealized Loss Position table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.
The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from two major providers, Standard & Poor's (S&P) and Moody's Investor Services, Inc. (Moody's) in that order of preference. If a security is not rated by these providers, the Company formulates an internal rating.
Asset-Backed Securities
Asset-backed securities include residential mortgage-backed securities, both agency and non-agency, commercial mortgage-backed securities, and other asset-backed securities. The fair value of total asset-backed holdings at June 30, 2012 was $8,525 million which was comprised of 2,034 different securities. The fair value of these securities tends to be influenced by the characteristics and projected cash flows of the underlying collateral rather than the credit of the issuer. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently.

The gross unrealized losses on residential mortgage-backed securities included $63 million related to securities guaranteed by a U.S. government agency or sponsored enterprise and $78 million related to non-agency structured securities. Non-agency structured securities included 94 securities that had at least one trade lot in a gross unrealized loss position and the aggregate severity of the gross unrealized loss was approximately 9% of amortized cost.
Commercial mortgage-backed securities included 44 securities that had at least one trade lot in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 8% of amortized cost.
The following table summarizes asset-backed securities in a gross unrealized loss position by ratings distribution at June 30, 2012.
Gross Unrealized Losses by Ratings Distribution

June 30, 2012	Amortized Cost	Estimated Fair Value	Gross Unrealized Losses
(In millions)
U.S. Government, Government Agencies, and Government-Sponsored Enterprises	$468	$405	$63
AAA	247	241	6
AA	163	155	8
A	141	134	7
BBB	162	148	14
Non-investment grade	679	608	71
Total	$1,860	$1,691	$169
The Company believes the unrealized losses are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity, and uncertainty with regard to the timing and amount of ultimate collateral realization, but are not indicative of the ultimate collectibility of the current carrying values of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2012.
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	June 30, 2012		December 31, 2011
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,889	$1,904	$1,802	$1,812
Due after one year through five years	13,118	13,728	13,110	13,537
Due after five years through ten years	8,561	9,228	8,410	8,890
Due after ten years	14,273	16,463	14,017	15,692
Total	$37,841	$41,323	$37,339	$39,931

Investment Commitments
As of June 30, 2012, the Company had committed approximately $141 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of June 30, 2012, the Company had commitments to purchase $145 million and sell $124 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of June 30, 2012, the Company had obligations on unfunded bank loan participations in the amount of $12 million.
As of June 30, 2012, the Company had mortgage loan commitments of $20 million representing signed loan applications received and accepted. Mortgage loans are recorded once funded.

Note D. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Without hedge designation
Currency forwards	$1	$—	$—	$(1)
Total without hedge designation	1	—	—	(1)
Trading activities
Futures sold, not yet purchased	—	—	1	—
Total	$1	$—	$1	$(1)
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
Derivative Financial Instruments

June 30, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	40	—	—
Equity warrants	5	—	—
Total without hedge designation	65	—	(1)
Trading activities
Futures sold, not yet purchased	48	—	—
Total	$113	$—	$(1)

December 31, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	22	1	—
Equity warrants	4	—	—
Total	$46	$1	$(1)
During the three and six months ended June 30, 2012, new derivative transactions entered into totaled $447 million and $779 million in notional value while derivative termination activity totaled $391 million and $712 million. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities. During the three and six months ended June 30, 2011, new derivative transactions entered into totaled approximately $158 million and $499 million in notional value while derivative termination activity totaled approximately $158 million and $507 million. This activity was primarily attributable to interest rate futures and foreign currency forwards.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. Prices are determined by a dedicated group within the Investments and Treasury organization, who ultimately report to the Company's CFO. This group is responsible for valuation policies and procedures. In general the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets.
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$21,004	$488	$21,492
States, municipalities and political subdivisions	—	10,327	89	10,416
Asset-backed:
Residential mortgage-backed	—	5,448	443	5,891
Commercial mortgage-backed	—	1,403	166	1,569
Other asset-backed	—	631	434	1,065
Total asset-backed	—	7,482	1,043	8,525
U.S. Treasury and obligations of government-sponsored enterprises	142	42	—	184
Foreign government	120	519	—	639
Redeemable preferred stock	28	56	27	111
Total fixed maturity securities	290	39,430	1,647	41,367
Equity securities	106	91	93	290
Derivative and other financial instruments, included in Other invested assets	—	—	11	11
Short term investments	1,225	271	4	1,500
Life settlement contracts, included in Other assets	—	—	116	116
Separate account business	12	355	3	370
Total assets	$1,633	$40,147	$1,874	$43,654
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

December 31, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,402	$482	$20,884
States, municipalities and political subdivisions	—	9,611	171	9,782
Asset-backed:
Residential mortgage-backed	—	5,323	452	5,775
Commercial mortgage-backed	—	1,295	59	1,354
Other asset-backed	—	612	343	955
Total asset-backed	—	7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	451	42	—	493
Foreign government	92	544	—	636
Redeemable preferred stock	5	53	—	58
Total fixed maturity securities	548	37,882	1,507	39,937
Equity securities	124	113	67	304
Derivative and other financial instruments, included in Other invested assets	—	1	11	12
Short term investments	1,106	508	27	1,641
Life settlement contracts, included in Other assets	—	—	117	117
Separate account business	21	373	23	417
Total assets	$1,799	$38,877	$1,752	$42,428
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011.

Level 3 (In millions)	Balance at April 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$486	$3	$2	$68	$(27)	$(13)	$9	$(40)	$488	$—
States, municipalities and political subdivisions	173	—	1	—	—	(85)	—	—	89	—
Asset-backed:
Residential mortgage-backed	447	1	(18)	22	—	(9)	—	—	443	—
Commercial mortgage-backed	105	2	4	87	(12)	(4)	—	(16)	166	—
Other asset-backed	384	2	(1)	182	(99)	(34)	—	—	434	—
Total asset-backed	936	5	(15)	291	(111)	(47)	—	(16)	1,043	—
Redeemable preferred stock	53	—	—	—	(26)	—	—	—	27	—
Total fixed maturity securities	1,648	8	(12)	359	(164)	(145)	9	(56)	1,647	—
Equity securities	74	—	19	15	(15)	—	—	—	93	(1)
Derivative and other financial instruments, net	10	—	—	—	—	—	—	—	10	—
Short term investments	—	—	—	4	—	—	—	—	4	—
Life settlement contracts	115	20	—	—	—	(19)	—	—	116	3
Separate account business	4	—	—	—	(1)	—	—	—	3	—
Total	$1,851	$28	$7	$378	$(180)	$(164)	$9	$(56)	$1,873	$2

Level 3 (In millions)	Balance at April 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$577	$(2)	$2	$304	$(30)	$(70)	$31	$—	$812	$(3)
States, municipalities and political subdivisions	188	—	(1)	—	—	(8)	—	—	179	—
Asset-backed:
Residential mortgage-backed	738	(13)	12	50	(57)	(19)	—	(24)	687	(15)
Commercial mortgage-backed	88	—	2	5	—	—	—	—	95	—
Other asset-backed	445	1	—	127	(44)	(24)	—	(14)	491	—
Total asset-backed	1,271	(12)	14	182	(101)	(43)	—	(38)	1,273	(15)
Total fixed maturity securities	2,036	(14)	15	486	(131)	(121)	31	(38)	2,264	(18)
Equity securities	30	(1)	—	4	(2)	—	5	—	36	(1)
Derivative and other financial instruments, net	8	1	—	—	—	—	—	—	9	1
Short term investments	27	—	—	—	—	(21)	—	—	6	—
Life settlement contracts	127	6	—	—	—	(4)	—	—	129	3
Separate account business	39	—	—	—	(2)	—	—	—	37	—
Total	$2,267	$(8)	$15	$490	$(135)	$(146)	$36	$(38)	$2,481	$(15)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011.

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$6	$6	$147	$(113)	$(32)	$42	$(50)	$488	$—
States, municipalities and political subdivisions	171	—	3	—	—	(85)	—	—	89	—
Asset-backed:
Residential mortgage-backed	452	2	(22)	60	—	(16)	—	(33)	443	—
Commercial mortgage-backed	59	2	8	129	(12)	(4)	—	(16)	166	—
Other asset-backed	343	6	3	358	(176)	(59)	—	(41)	434	—
Total asset-backed	854	10	(11)	547	(188)	(79)	—	(90)	1,043	—
Redeemable preferred stock	—	—	—	53	(26)	—	—	—	27	—
Total fixed maturity securities	1,507	16	(2)	747	(327)	(196)	42	(140)	1,647	—
Equity securities	67	—	16	26	(16)	—	—	—	93	(3)
Derivative and other financial instruments, net	10	—	—	—	—	—	—	—	10	—
Short term investments	27	—	—	16	—	(39)	—	—	4	—
Life settlement contracts	117	23	—	—	—	(24)	—	—	116	3
Separate account business	23	—	—	—	(20)	—	—	—	3	—
Total	$1,751	$39	$14	$789	$(363)	$(259)	$42	$(140)	$1,873	$—

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$624	$2	$(3)	$346	$(50)	$(97)	$40	$(50)	$812	$(3)
States, municipalities and political subdivisions	266	—	—	—	—	(87)	—	—	179	—
Asset-backed:
Residential mortgage-backed	767	(12)	14	97	(83)	(41)	—	(55)	687	(15)
Commercial mortgage-backed	73	3	18	5	(4)	—	—	—	95	—
Other asset-backed	359	5	—	327	(131)	(55)	—	(14)	491	—
Total asset-backed	1,199	(4)	32	429	(218)	(96)	—	(69)	1,273	(15)
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	1	26	775	(271)	(280)	40	(119)	2,264	(18)
Equity securities	26	(2)	(1)	19	(11)	—	5	—	36	(4)
Derivative and other financial instruments, net	25	3	—	—	(19)	—	—	—	9	1
Short term investments	27	—	—	12	—	(23)	—	(10)	6	—
Life settlement contracts	129	9	—	—	—	(9)	—	—	129	3
Separate account business	41	—	—	—	(4)	—	—	—	37	—
Total	$2,340	$11	$25	$806	$(305)	$(312)	$45	$(129)	$2,481	$(18)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012 or 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
(In millions)
Fixed maturity securities	$122	Discounted cash flow	Expected call date	0.3 - 4.7 years (3.5 years)
			Spreads off benchmark yields	225-325 bps (269 bps)
	$34	Market approach	Private offering price	$97.25 - $100.08 ($99.16)
Equity securities	$93	Market approach	Private offering price	$0.10 - $4,023 per share ($268.85 per share)
Life settlement contracts	$116	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	65% - 928% (185%)
For fixed maturity securities, an increase to the expected call date assumption or credit spreads off benchmark yields or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the tables below.

June 30, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	339	—	—	352	352
Financial liabilities
Premium deposits and annuity contracts	$105	$—	$—	$109	$109
Short term debt	83	—	83	—	83
Long term debt	2,526	—	2,835	—	2,835

December 31, 2011	Carrying Amount	Estimated Fair Value
(In millions)
Financial assets
Notes receivable for the issuance of common stock	$22	$22
Mortgage loans	234	247
Financial liabilities
Premium deposits and annuity contracts	$109	$114
Short term debt	83	84
Long term debt	2,525	2,679
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
Premium deposits and annuity contracts were valued based on cash surrender values or estimated fair values of policyholder liabilities, net of amounts ceded related to sold business.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $68 million and $96 million for the three and six months ended June 30, 2012. Catastrophe losses in 2012 related primarily to U.S. storms. The Company reported catastrophe losses, net of reinsurance, of $100 million and $155 million for the three and six months ended June 30, 2011.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial and Corporate & Other Non-Core.
Net Prior Year Development

Three months ended June 30, 2012	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(35)	$(13)	$(4)	$(52)
Pretax (favorable) unfavorable premium development	(5)	(19)	1	(23)
Total pretax (favorable) unfavorable net prior year development	$(40)	$(32)	$(3)	$(75)

Three months ended June 30, 2011	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(52)	$(50)	$(9)	$(111)
Pretax (favorable) unfavorable premium development	(1)	40	—	39
Total pretax (favorable) unfavorable net prior year development	$(53)	$(10)	$(9)	$(72)

Six months ended June 30, 2012	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$(27)	$(2)	$(70)
Pretax (favorable) unfavorable premium development	(14)	(36)	2	(48)
Total pretax (favorable) unfavorable net prior year development	$(55)	$(63)	$—	$(118)

Six months ended June 30, 2011	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(67)	$(57)	$(6)	$(130)
Pretax (favorable) unfavorable premium development	(8)	32	(1)	23
Total pretax (favorable) unfavorable net prior year development	$(75)	$(25)	$(7)	$(107)
For the three and six months ended June 30, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.
For the three and six months ended June 30, 2011, unfavorable premium development was recorded due to a reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and six months ended June 30, 2012 and 2011.

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(9)	$(20)	$(15)	$(34)
Other Professional Liability	(6)	(27)	(2)	(21)
Surety	—	(3)	1	(3)
Warranty	—	(2)	(1)	(12)
Other	(20)	—	(24)	3
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(35)	$(52)	$(41)	$(67)
Three Month Comparison
2012
Favorable development for medical professional liability was primarily due to a decrease in incurred loss severity in accident years 2008 through 2010.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Favorable development for other coverages was primarily due to favorable loss emergence in property and workers' compensation coverages in accident years 2005 and subsequent.
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in primary institutions in accident years 2008 and prior.
Favorable development for other professional liability was driven by better than expected loss emergence in life agents coverages.
Six Month Comparison
2012
Favorable development for medical professional liability was primarily due to a decrease in incurred loss severity in accident years 2008 through 2010 and reductions in the estimated frequency of large losses in accident years 2008 and prior.
Favorable development for other coverages was primarily due to favorable loss emergence in property and workers' compensation coverages in accident years 2005 and subsequent.
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

CNA Commercial
The following table provides further detail of development recorded for the CNA Commercial segment for the three and six months ended June 30, 2012 and 2011.

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$2	$(44)	$2	$(34)
General Liability	(13)	—	(5)	22
Workers' Compensation	8	28	(11)	36
Property and Other	(10)	(34)	(13)	(81)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$(50)	$(27)	$(57)
Three Month Comparison
2012
Favorable development for general liability coverages was primarily related to favorable loss emergence in accident years 2005 and prior.
Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident year 2010.
2011
Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.
Unfavorable development for workers' compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.
Favorable development for property coverages was due to favorable loss emergence related to catastrophe claims in accident year 2008 and non-catastrophe claims in accident years 2009 and prior.
Six Month Comparison
2012
Overall, favorable development for workers' compensation reflects favorable experience in accident years 2001 and prior. Unfavorable development was recorded in accident year 2010 related to increased medical severity and in accident year 2011 related to favorable premium development.
Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident year 2010.
2011
Favorable development for commercial auto coverages was due to lower than expected severity on bodily injury claims in accident years 2006 and prior.
The unfavorable development in the general liability coverages was primarily due to two large claim outcomes on umbrella claims in accident year 2001.
Unfavorable development for workers' compensation primarily reflected higher than expected severity on risk management claims, in accident years 2006 and prior.
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

Note G. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.

Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Pension cost (benefit)
Service cost	$3	$3	$6	$7
Interest cost on projected benefit obligation	33	36	67	73
Expected return on plan assets	(42)	(43)	(85)	(86)
Amortization of net actuarial (gain) loss	9	6	19	12
Net periodic pension cost (benefit)	$3	$2	$7	$6

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$1	$1	$1	$2
Amortization of prior service credit	(5)	(4)	(9)	(9)
Amortization of net actuarial (gain) loss	—	(1)	—	—
Net periodic postretirement cost (benefit)	$(4)	$(4)	$(8)	$(7)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at June 30, 2012 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $125 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $15 million at June 30, 2012, were $7 million in 2012, $2 million in 2013, and $6 million thereafter.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $758 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
As of June 30, 2012 and December 31, 2011, the Company had recorded liabilities of approximately $14 million and $15 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
June 30, 2012	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$719	$809	$139	$2	$(1)	$1,668
Net investment income	112	151	201	6	—	470
Other revenues	57	11	16	2	—	86
Total operating revenues	888	971	356	10	(1)	2,224
Claims, Benefits and Expenses
Net incurred claims and benefits	448	591	323	(20)	—	1,342
Policyholders’ dividends	1	3	2	—	—	6
Amortization of deferred acquisition costs	154	147	8	—	—	309
Other insurance related expenses	77	135	36	1	(1)	248
Other expenses	50	10	4	47	—	111
Total claims, benefits and expenses	730	886	373	28	(1)	2,016
Operating income (loss) from continuing operations before income tax	158	85	(17)	(18)	—	208
Income tax (expense) benefit on operating income (loss)	(52)	(28)	20	4	—	(56)
Net operating income (loss) from continuing operations attributable to CNA	106	57	3	(14)	—	152
Net realized investment gains (losses), net of participating policyholders’ interests	8	13	4	(3)	—	22
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(5)	(1)	—	—	(8)
Net realized investment gains (losses) attributable to CNA	6	8	3	(3)	—	14
Net income (loss) from continuing operations attributable to CNA	$112	$65	$6	$(17)	$—	$166

Three months ended
June 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core		Total
(In millions)					Eliminations
Operating revenues
Net earned premiums	$688	$768	$141	$(2)	$—	$1,595
Net investment income	126	193	189	9	—	517
Other revenues	54	12	2	3	—	71
Total operating revenues	868	973	332	10	—	2,183
Claims, Benefits and Expenses
Net incurred claims and benefits	418	621	330	(6)	—	1,363
Policyholders’ dividends	—	2	2	—	—	4
Amortization of deferred acquisition costs	138	142	6	—	—	286
Other insurance related expenses	77	144	34	2	—	257
Other expenses	52	11	6	43	—	112
Total claims, benefits and expenses	685	920	378	39	—	2,022
Operating income (loss) from continuing operations before income tax	183	53	(46)	(29)	—	161
Income tax (expense) benefit on operating income (loss)	(64)	(16)	27	11	—	(42)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(4)	(1)	—	—	—	(5)
Net operating income (loss) from continuing operations attributable to CNA	115	36	(19)	(18)	—	114
Net realized investment gains (losses), net of participating policyholders’ interests	7	11	1	(4)	—	15
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	—	—	—	(5)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	5	8	1	(4)	—	10
Net income (loss) from continuing operations attributable to CNA	$120	$44	$(18)	$(22)	$—	$124

Six months ended
June 30, 2012	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Operating revenues
Net earned premiums	$1,425	$1,612	$280	$1	$(1)	$3,317
Net investment income	287	416	399	16	—	1,118
Other revenues	113	20	14	7	—	154
Total operating revenues	1,825	2,048	693	24	(1)	4,589
Claims, Benefits and Expenses
Net incurred claims and benefits	916	1,158	659	(13)	—	2,720
Policyholders’ dividends	(1)	6	4	—	—	9
Amortization of deferred acquisition costs	302	286	16	—	—	604
Other insurance related expenses	149	279	71	—	(1)	498
Other expenses	100	17	10	95	—	222
Total claims, benefits and expenses	1,466	1,746	760	82	(1)	4,053
Operating income (loss) from continuing operations before income tax	359	302	(67)	(58)	—	536
Income tax (expense) benefit on operating income (loss)	(121)	(106)	51	18	—	(158)
Net operating income (loss) from continuing operations attributable to CNA	238	196	(16)	(40)	—	378
Net realized investment gains (losses), net of participating policyholders’ interests	16	24	17	1	—	58
Income tax (expense) benefit on net realized investment gains (losses)	(4)	(9)	(6)	(1)	—	(20)
Net realized investment gains (losses) attributable to CNA	12	15	11	—	—	38
Net income (loss) from continuing operations attributable to CNA	$250	$211	$(5)	$(40)	$—	$416

June 30, 2012
(In millions)
Reinsurance receivables	$837	$1,149	$1,323	$2,513	$—	$5,822
Insurance receivables	$711	$1,182	$8	$3	$—	$1,904
Deferred acquisition costs	$308	$276	$—	$—	$—	$584
Insurance reserves
Claim and claim adjustment expenses	$6,925	$11,316	$2,901	$2,865	$—	$24,007
Unearned premiums	1,708	1,626	145	—	(1)	3,478
Future policy benefits	—	—	10,352	—	—	10,352
Policyholders’ funds	13	13	141	—	—	167

Six months ended
June 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core		Total
(In millions)					Eliminations
Operating revenues
Net earned premiums	$1,357	$1,570	$285	$(1)	$(1)	$3,210
Net investment income	286	454	377	20	—	1,137
Other revenues	108	26	—	4	—	138
Total operating revenues	1,751	2,050	662	23	(1)	4,485
Claims, Benefits and Expenses
Net incurred claims and benefits	848	1,224	653	1	—	2,726
Policyholders’ dividends	—	2	3	—	—	5
Amortization of deferred acquisition costs	281	290	12	—	—	583
Other insurance related expenses	141	259	72	3	(1)	474
Other expenses	92	27	12	87	—	218
Total claims, benefits and expenses	1,362	1,802	752	91	(1)	4,006
Operating income (loss) from continuing operations before income tax	389	248	(90)	(68)	—	479
Income tax (expense) benefit on operating income (loss)	(134)	(81)	53	23	—	(139)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(1)	—	—	—	(13)
Net operating income (loss) from continuing operations attributable to CNA	243	166	(37)	(45)	—	327
Net realized investment gains (losses), net of participating policyholders’ interests	15	28	(3)	(12)	—	28
Income tax (expense) benefit on net realized investment gains (losses)	(5)	(9)	1	4	—	(9)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	(1)	—	—	—	(1)
Net realized investment gains (losses) attributable to CNA	10	18	(2)	(8)	—	18
Net income (loss) from continuing operations attributable to CNA	$253	$184	$(39)	$(53)	$—	$345

December 31, 2011
(In millions)
Reinsurance receivables	$852	$1,188	$1,375	$2,677	$—	$6,092
Insurance receivables	$670	$1,047	$8	$1	$—	$1,726
Deferred acquisition costs	$300	$252	$—	$—	$—	$552
Insurance reserves
Claim and claim adjustment expenses	$6,840	$11,509	$2,825	$3,129	$—	$24,303
Unearned premiums	1,629	1,480	141	—	—	3,250
Future policy benefits	—	—	9,810	—	—	9,810
Policyholders’ funds	15	10	166	—	—	191

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
CNA Specialty
International	$53	$54	$110	$105
Professional & Management Liability	645	626	1,339	1,286
Surety	121	119	240	230
Warranty & Alternative Risks	77	76	152	145
CNA Specialty revenues	896	875	1,841	1,766
CNA Commercial
CNA Select Risk	66	67	139	138
Commercial Insurance	670	641	1,432	1,393
International	90	130	181	257
Small Business	158	146	320	290
CNA Commercial revenues	984	984	2,072	2,078
Life & Group Non-Core
Health	287	274	578	544
Life & Annuity	57	59	117	115
Other	16	—	15	—
Life & Group Non-Core revenues	360	333	710	659
Corporate & Other Non-Core revenues	7	6	25	11
Eliminations	(1)	—	(1)	(1)
Total revenues	$2,246	$2,198	$4,647	$4,513

Note K. Subsequent Event
On July 2, 2012, the Company completed the previously announced acquisition of Hardy Underwriting Bermuda Limited (Hardy), a specialized Lloyd's of London (Lloyd's) underwriter. For the year ended December 31, 2011, Hardy reported gross written premiums of $430 million. The closing of the acquisition followed approval of the transaction agreement by Hardy shareholders and regulatory approvals in various jurisdictions. The purchase price for Hardy was approximately $230 million. Acquisition related expenses incurred during the six months ended June 30, 2012, including investment advisory, legal and other expenses, were recorded in the Corporate and Other Non-Core Segment and were approximately $4 million. Pursuant to requirements, the Company deposited approximately $230 million of British pound denominated short-term investments in escrow to fund the acquisition at the time the agreement was executed. Foreign exchange losses on these escrow funds are included in Corporate and Other Non-Core Net realized investment gains (losses).
The Company has not yet finalized the purchase accounting related to the acquisition of Hardy. The Company estimates that the fair value of Hardy's assets will include approximately $55 million of identifiable indefinite-lived intangible assets and $80 million of identifiable finite-lived intangible assets, as well as the recognition of approximately $35 million of goodwill. The goodwill is not expected to be deductible for tax purposes.

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
Acquisition of Hardy
On July 2, 2012, we acquired Hardy for approximately $230 million. Through Lloyd's syndicate 382, Hardy underwrites marine and aviation, property and specialty business, as well as property treaty reinsurance. Hardy has business operations in the United Kingdom, Bermuda, Bahrain, Guernsey and Singapore.
The acquisition of Hardy aligns with our specialized underwriting focus and will be a key platform for expanding our global business through the Lloyd's marketplace. The Lloyd's market provides access to international licenses, sophisticated excess and surplus insurance business and other syndicated risks. Hardy will continue to operate under its own brand and its existing leadership team.
Further information on the acquisition of Hardy is set forth in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Operating Revenues
Net earned premiums	$1,668	$1,595	$3,317	$3,210
Net investment income	470	517	1,118	1,137
Other revenues	86	71	154	138
Total operating revenues	2,224	2,183	4,589	4,485
Claims, Benefits and Expenses
Net incurred claims and benefits	1,342	1,363	2,720	2,726
Policyholders' dividends	6	4	9	5
Amortization of deferred acquisition costs	309	286	604	583
Other insurance related expenses	248	257	498	474
Other expenses	111	112	222	218
Total claims, benefits and expenses	2,016	2,022	4,053	4,006
Operating income (loss) from continuing operations before income tax	208	161	536	479
Income tax (expense) benefit on operating income (loss)	(56)	(42)	(158)	(139)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(5)	—	(13)
Net operating income (loss) from continuing operations attributable to CNA	152	114	378	327
Net realized investment gains (losses), net of participating policyholders' interests	22	15	58	28
Income tax (expense) benefit on net realized investment gains (losses)	(8)	(5)	(20)	(9)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	(1)
Net realized investment gains (losses) attributable to CNA	14	10	38	18
Income (loss) from continuing operations attributable to CNA	166	124	416	345
Loss from discontinued operations attributable to CNA	—	—	—	(1)
Net income (loss) attributable to CNA	$166	$124	$416	$344
Three Month Comparison
Net income increased $42 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was driven by improved net operating income.
Net realized investment gains increased $4 million for the three months ended June 30, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $38 million for the three months ended June 30, 2012 as compared with the same period in 2011. Net operating income increased $12 million for our core segments, CNA Specialty and CNA Commercial. These results were driven by lower catastrophe losses and improved non-catastrophe current accident year underwriting results, but offset by lower net investment income. Catastrophe losses were $44 million after-tax for the three months ended June 30, 2012 as compared to catastrophe losses of $65 million after-tax for the same period in 2011. Net operating results increased $26 million for our non-core segments, primarily due to improved results in our long term care and life settlement contracts businesses, as well as a favorable change in estimate related to our allowance for uncollectible reinsurance receivables.
Favorable net prior year development of $75 million and $72 million was recorded for the three months ended June 30, 2012 and 2011 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments.

Further information on net prior year development for the three months ended June 30, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $73 million for the three months ended June 30, 2012 as compared with the same period in 2011, driven by increases in CNA Commercial and CNA Specialty. See the Segment Results section of this MD&A for further discussion.
Six Month Comparison
Net income increased $72 million for the six months ended June 30, 2012 as compared with the same period in 2011. This increase was due to improved net operating income and increased net realized investment gains.
Net realized investment gains increased $20 million for the six months ended June 30, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $51 million for the six months ended June 30, 2012 as compared with the same period in 2011. Net operating income increased $25 million for our core segments, CNA Specialty and CNA Commercial. This increase was primarily driven by lower catastrophe losses, partially offset by lower net investment income. Catastrophe losses were $62 million after-tax for the six months ended June 30, 2012 as compared to catastrophe losses of $101 million after-tax for the same period in 2011. Net operating results increased $26 million for our non-core segments, due to the same reasons discussed above in the three month comparison.
Favorable net prior year development of $118 million and $107 million was recorded for the six months ended June 30, 2012 and 2011 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for the six months ended June 30, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $107 million for the six months ended June 30, 2012 as compared with the same period in 2011, driven by increases in CNA Commercial and CNA Specialty. See the Segment Results section of this MD&A for further discussion.

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
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2012	2011	2012	2011
Net written premiums	$718	$683	$1,483	$1,422
Net earned premiums	719	688	1,425	1,357
Net investment income	112	126	287	286
Net operating income (loss)	106	115	238	243
Net realized investment gains (losses), after-tax	6	5	12	10
Net income (loss)	112	120	250	253
Ratios
Loss and loss adjustment expense	62.2%	60.8%	64.2%	62.5%
Expense	32.1	31.5	31.7	31.1
Dividend	0.1	(0.1)	(0.1)	—
Combined	94.4%	92.2%	95.8%	93.6%
Three Month Comparison
Net written premiums for CNA Specialty increased $35 million for the three months ended June 30, 2012 as compared with the same period in 2011, driven by increased rate. Net earned premiums increased $31 million as compared to the same period in 2011, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 5% for the three months ended June 30, 2012, as compared with an increase of 1% for the three months ended June 30, 2011 for the policies that renewed in each period. Retention of 86% was achieved in each respective period.
Net income decreased $8 million for the three months ended June 30, 2012 as compared with the same period in 2011. This decrease was driven by lower net operating income.
Net operating income decreased $9 million for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to lower favorable net prior year development and decreased net investment income. These unfavorable impacts were partially offset by the inclusion of our Surety business on a wholly-owned basis in 2012.
The combined ratio increased 2.2 points for the three months ended June 30, 2012 as compared with the same period in 2011. The loss ratio increased 1.4 points, primarily due to the impact of lower favorable net prior year development, partially offset by an improved current accident year loss ratio.
Favorable net prior year development of $40 million and $53 million was recorded for the three months ended June 30, 2012 and 2011. Further information on CNA Specialty's net prior year development for the three months ended June 30, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Specialty increased $61 million and net earned premiums increased $68 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to the same reasons discussed above in the three month comparison.
CNA Specialty's average rate increased 4% for the six months ended June 30, 2012, as compared with flat average rate for the six months ended June 30, 2011 for the policies that renewed in each period. Retention of 86% was achieved in each respective period.
Net income decreased $3 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to the same reason discussed above in the three month comparison.
Net operating income decreased $5 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to lower favorable net prior year development. This unfavorable impact was partially offset by the inclusion of our Surety business on a wholly-owned basis in 2012.
The combined ratio increased 2.2 points for the six months ended June 30, 2012 as compared with the same period in 2011. The loss ratio increased 1.7 points, primarily due to the impact of lower favorable net prior year development.
Favorable net prior year development of $55 million and $75 million was recorded for the six months ended June 30, 2012 and 2011. Further information on CNA Specialty's net prior year development for the six months ended June 30, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2012 and December 31, 2011 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2012	December 31, 2011
Gross Case Reserves	$2,451	$2,441
Gross IBNR Reserves	4,474	4,399
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,925	$6,840
Net Case Reserves	$2,114	$2,086
Net IBNR Reserves	3,992	3,937
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,106	$6,023

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2012	2011	2012	2011
Net written premiums	$889	$880	$1,732	$1,708
Net earned premiums	809	768	1,612	1,570
Net investment income	151	193	416	454
Net operating income (loss)	57	36	196	166
Net realized investment gains (losses), after-tax	8	8	15	18
Net income (loss)	65	44	211	184
Ratios
Loss and loss adjustment expense	72.9%	80.7%	71.8%	77.9%
Expense	34.8	37.2	35.0	35.0
Dividend	0.4	0.4	0.4	0.1
Combined	108.1%	118.3%	107.2%	113.0%
Three Month Comparison
Net written premiums for CNA Commercial increased $9 million for the three months ended June 30, 2012 as compared with the same period in 2011. Net written premiums for the three months ended June 30, 2011 included $37 million related to FICOH, which was sold in the fourth quarter of 2011. The increase was primarily driven by increased rate. Net earned premiums increased $41 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was primarily due to unfavorable premium development recorded in 2011, as well as the impact of increased net written premiums over recent quarters. Further information on premium development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
CNA Commercial's average rate increased 7% for the three months ended June 30, 2012, as compared with an increase of 2% for the three months ended June 30, 2011 for the policies that renewed in each period. Retention of 77% and 79% was achieved in each respective period.
Net income and net operating income increased $21 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was due to lower catastrophe losses, improved non-catastrophe current accident year underwriting results and increased favorable net prior year development. These favorable impacts were partially offset by decreased net investment income.
The combined ratio improved 10.2 points for the three months ended June 30, 2012 as compared with the same period in 2011. The loss ratio improved 7.8 points, primarily due to the impacts of lower catastrophe losses, an improved current accident year non-catastrophe loss ratio and increased favorable net prior year development. Catastrophe losses were $65 million, or 8.0 points of the loss ratio, for the three months ended June 30, 2012, as compared to $96 million, or 12.5 points of the loss ratio, for the three months ended June 30, 2011.
The expense ratio improved 2.4 points for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to the impact of a higher net earned premium base.
Favorable net prior year development of $32 million and $10 million was recorded for the three months ended June 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the three months ended June 30, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Commercial increased $24 million for the six months ended June 30, 2012 as compared with the same period in 2011. Net written premiums for the six months ended June 30, 2011 included $72 million related to FICOH. Net earned premiums increased $42 million for the six months ended June 30, 2012 as compared with the same period in 2011. These increases were due to the same reasons discussed above in the three month comparison.
CNA Commercial's average rate increased 6% for the six months ended June 30, 2012 as compared with an increase of 1% for the six months ended June 30, 2011 for the policies that renewed in each period. Retention of 78% and 79% was achieved in each respective period.
Net income increased $27 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to increased net operating income.
Net operating income increased $30 million for the six months ended June 30, 2012 as compared with the same period in 2011. This increase was primarily due to lower catastrophe losses and increased favorable net prior year development, partially offset by decreased net investment income.
The combined ratio improved 5.8 points for the six months ended June 30, 2012 as compared with the same period in 2011. The loss ratio improved 6.1 points, primarily due to the same reasons discussed in the three month comparison above. Catastrophe losses were $91 million, or 5.6 points of the loss ratio, for the six months ended June 30, 2012, as compared to $149 million, or 9.5 points of the loss ratio, for the six months ended June 30, 2011.
Favorable net prior year development of $63 million and $25 million was recorded for the six months ended June 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the six months ended June 30, 2012 and 2011 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2012 and December 31, 2011 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	June 30, 2012	December 31, 2011
(In millions)
Gross Case Reserves	$6,134	$6,266
Gross IBNR Reserves	5,182	5,243
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,316	$11,509
Net Case Reserves	$5,609	$5,720
Net IBNR Reserves	4,604	4,670
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,213	$10,390

Life & Group Non-Core
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Net earned premiums	$139	$141	$280	$285
Net investment income	201	189	399	377
Net operating income (loss)	3	(19)	(16)	(37)
Net realized investment gains (losses), after-tax	3	1	11	(2)
Net income (loss)	6	(18)	(5)	(39)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended June 30, 2012 as compared with the same period in 2011. Net earned premiums relate primarily to the individual and group long term care businesses.
Net results increased $24 million for the three months ended June 30, 2012 as compared with the same period in 2011. This increase was primarily due to favorable experience in our long term care business and a significant gain related to a benefit on a life settlement contract.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $5 million for the six months ended June 30, 2012 as compared with the same period in 2011.
Net loss decreased $34 million for the six months ended June 30, 2012 as compared with the same period in 2011. This decrease was primarily due to the same reasons discussed above in the three month comparison, as well as improved net realized investment results.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Net investment income	$6	$9	$16	$20
Net operating income (loss)	(14)	(18)	(40)	(45)
Net realized investment gains (losses), after-tax	(3)	(4)	—	(8)
Net income (loss)	(17)	(22)	(40)	(53)
Three Month Comparison
Net loss decreased $5 million for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to the $13 million impact of a release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate. This favorable impact was partially offset by increased expenses, including expenses related to the Hardy acquisition, as further discussed in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Favorable net prior year development of $3 million and $9 million was recorded for the three months ended June 30, 2012 and 2011.
Six Month Comparison
Net loss decreased $13 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to the same reasons discussed above in the three month comparison, as well as improved net realized investment results.
There was no net prior year development for the six months ended June 30, 2012 as compared with favorable net prior year development of $7 million for the same period in 2011.
The following table summarizes the gross and net carried reserves as of June 30, 2012 and December 31, 2011 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	June 30, 2012	December 31, 2011
(In millions)
Gross Case Reserves	$1,261	$1,321
Gross IBNR Reserves	1,604	1,808
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,865	$3,129
Net Case Reserves	$317	$347
Net IBNR Reserves	233	244
Total Net Carried Claim and Claim Adjustment Expense Reserves	$550	$591

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities	$505	$505	$1,021	$1,011
Short term investments	2	2	3	4
Limited partnership investments	(35)	11	95	125
Equity securities	2	6	6	12
Mortgage loans	5	2	8	4
Trading portfolio	4	3	11	6
Other	2	3	3	5
Gross investment income	485	532	1,147	1,167
Investment expense	(15)	(15)	(29)	(30)
Net investment income	$470	$517	$1,118	$1,137
Net investment income for the three months ended June 30, 2012 decreased $47 million as compared with the same period in 2011. The decrease was primarily driven by a significant decrease in limited partnership investment results, which were affected by less favorable equity market returns.
Net investment income for the six months ended June 30, 2012 decreased $19 million as compared with the same period in 2011. The decrease was primarily driven by a decrease in limited partnership investment results, partially offset by higher fixed maturity securities income. The increase in fixed maturity securities income was driven by a higher invested asset base and the favorable net impact of changes in estimates of prepayments for asset-backed securities, partially offset by reinvestment at lower market rates.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.4% and 5.5% for the six months ended June 30, 2012 and 2011. Tax-exempt municipal bonds generated $69 million and $135 million of net investment income for the three and six months ended June 30, 2012 compared with $58 million and $114 million of net investment income for the same periods in 2011.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities:
Corporate and other bonds	$20	$38	$43	$91
States, municipalities and political subdivisions	12	11	27	(10)
Asset-backed	(17)	(32)	(29)	(47)
U.S. Treasury and obligations of government-sponsored enterprises	1	1	2	1
Foreign government	1	2	4	2
Redeemable preferred stock	—	—	—	3
Total fixed maturity securities	17	20	47	40
Equity securities	—	(2)	1	(2)
Derivative securities	1	—	—	(1)
Short term investments and other	4	(3)	10	(9)
Net realized investment gains (losses), net of participating policyholders’ interests	22	15	58	28
Income tax (expense) benefit on net realized investment gains (losses)	(8)	(5)	(20)	(9)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	(1)
Net realized investment gains (losses) attributable to CNA	$14	$10	$38	$18
Net realized investment gains increased $4 million and $20 million for three and six months ended June 30, 2012 as compared with the same periods in 2011. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at June 30, 2012 and December 31, 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. At June 30, 2012 and December 31, 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

	June 30, 2012		December 31, 2011
(In millions)		%		%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,605	11%	$4,760	12%
AAA rated	3,440	8	3,421	8
AA and A rated	18,765	45	17,807	45
BBB rated	11,482	28	10,790	27
Non-investment grade	3,075	8	3,159	8
Total	$41,367	100%	$39,937	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,014 million and $3,200 million at June 30, 2012 and December 31, 2011. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

	June 30, 2012		December 31, 2011
(In millions)		%		%
BB	$1,485	48%	$1,484	47%
B	772	25	867	27
CCC - C	676	22	689	22
D	142	5	119	4
Total	$3,075	100%	$3,159	100%
The gross unrealized loss on available-for-sale fixed maturity securities was $314 million at June 30, 2012. The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Maturity Profile

June 30, 2012	Percent of Fair Value	Percent of Unrealized Loss
Due in one year or less	6%	4%
Due after one year through five years	32	19
Due after five years through ten years	31	38
Due after ten years	31	39
Total	100%	100%

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
Effective Durations

	June 30, 2012		December 31, 2011
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,546	11.7	$13,820	11.5
Other interest sensitive investments	28,512	3.9	28,071	3.9
Total	$43,058	6.5	$41,891	6.4
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
European Exposure

June 30, 2012	Corporate		Sovereign	Total
(In millions)	Financial Sector	Other Sectors
AAA	$180	$26	$136	$342
AA	204	102	30	336
A	881	701	11	1,593
BBB	296	1,134	1	1,431
Non-investment grade	32	174	—	206
Total fair value	$1,593	$2,137	$178	$3,908
Total amortized cost	$1,556	$1,948	$176	$3,680

European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity's management location, country of primary listing, revenue and reporting currency. As of June 30, 2012, securities with a fair value and amortized cost of $1,911 million and $1,810 million relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $326 million and $342 million pertain to Greece, Italy, Ireland, Portugal and Spain, commonly referred to as “GIIPS.”
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	June 30, 2012	December 31, 2011
(In millions)
Short term investments:
Commercial paper	$263	$411
U.S. Treasury securities	1,037	903
Money market funds	104	45
Other	348	282
Total short term investments	$1,752	$1,641

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2012, net cash provided by operating activities was $618 million as compared with $412 million for the same period in 2011. Cash provided by operating activities was favorably affected by increased receipts relating to returns on limited partnerships in 2012 as compared with the same period in 2011. In addition, we received a $75 million federal income tax refund in 2012.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2012, net cash used by investing activities was $510 million as compared with net cash provided of $97 million for the same period in 2011. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the six months ended June 30, 2012, net cash used by financing activities was $83 million as compared with $504 million for the same period in 2011. During 2011, we purchased the noncontrolling interest of Surety.
Common Stock Dividends
Dividends of $0.15 per share were declared and paid in the second quarter of 2012. On July 27, 2012, we declared a quarterly dividend of $0.15 per share, payable August 29, 2012 to stockholders of record on August 13, 2012. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. The Hardy acquisition, which closed on July 2, 2012, was funded through existing liquidity.
During the second quarter of 2012, we entered into a new credit agreement with a syndicate of banks. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At our election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. Under the new credit agreement we are required to pay a facility fee which would adjust automatically in the event of a change in our financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. In addition, our previous credit agreement was canceled as of the effective date of the new credit agreement. As of June 30, 2012, we had no outstanding borrowings under the new credit agreement.
During the second quarter of 2012, CCC repaid to CNAF the $150 million outstanding balance of the $1.0 billion surplus note which was originally issued in 2008. As of June 30, 2012, CCC is able to pay approximately $840 million of dividends during the remainder of 2012 that would not be subject to the prior approval of the Illinois Department of Insurance.
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

•	the performance of reinsurance companies under reinsurance contracts with us; and

•	the consummation of contemplated transactions and the successful integration of acquired operations.
Industry and General Market Factors

•	the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2012. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2012, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated:	July 31, 2012	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE