Form 10-Q
period 2012-09-30
CNA FINANCIAL CORP
filed 2012-10-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, Par value $2.50	269,397,139

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2012	2011	2012	2011
Revenues
Net earned premiums	$1,781	$1,732	$5,098	$4,942
Net investment income	601	394	1,719	1,531
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(62)	(75)	(89)	(136)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(2)	(2)	(25)	(44)
Net other-than-temporary impairment losses recognized in earnings	(64)	(77)	(114)	(180)
Other net realized investment gains	72	50	180	181
Net realized investment gains (losses), net of participating policyholders’ interests	8	(27)	66	1
Other revenues	76	76	230	214
Total revenues	2,466	2,175	7,113	6,688
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,435	1,400	4,164	4,131
Amortization of deferred acquisition costs	333	297	937	880
Other operating expenses	341	311	976	914
Interest	43	43	128	132
Total claims, benefits and expenses	2,152	2,051	6,205	6,057
Income from continuing operations before income tax	314	124	908	631
Income tax expense	(93)	(48)	(271)	(196)
Income from continuing operations	221	76	637	435
Loss from discontinued operations, net of income tax benefit of -, -, - and $0	—	—	—	(1)
Net income	221	76	637	434
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(15)
Net income attributable to CNA	$221	$75	$637	$419

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$221	$75	$637	$420
Loss from discontinued operations attributable to CNA common stockholders	—	—	—	(1)
Income attributable to CNA common stockholders	$221	$75	$637	$419
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2012	2011	2012	2011
Basic Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.82	$0.28	$2.37	$1.56
Loss from discontinued operations attributable to CNA common stockholders	—	—	—	—
Income attributable to CNA common stockholders	$0.82	$0.28	$2.37	$1.56

Diluted Earnings Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$0.82	$0.28	$2.36	$1.56
Loss from discontinued operations attributable to CNA common stockholders	—	—	—	—
Income attributable to CNA common stockholders	$0.82	$0.28	$2.36	$1.56

Dividends per share	$0.15	$0.10	$0.45	$0.30

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.4	269.3	269.4	269.3
Diluted	269.8	269.6	269.8	269.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$36	$(14)	$73	$25
Net unrealized gains on other investments	191	236	530	558
Net unrealized gains on investments	227	222	603	583
Foreign currency translation adjustment	33	(52)	37	(22)
Pension and postretirement benefits	3	1	12	3
Net unrealized gains on discontinued operations and other	—	—	—	1
Allocation to participating policyholders	—	(6)	(2)	(7)
Other comprehensive income, net of tax	263	165	650	558
Net income	221	76	637	434
Comprehensive income	484	241	1,287	992
Other comprehensive (income) loss attributable to noncontrolling interests related to changes in net unrealized (gains) losses on investments	—	—	—	(8)
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(15)
Comprehensive (income) loss attributable to noncontrolling interests	—	(1)	—	(23)
Total comprehensive income attributable to CNA	$484	$240	$1,287	$969
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,945 and $37,345)	$42,305	$39,937
Equity securities at fair value (cost of $228 and $288)	260	304
Limited partnership investments	2,370	2,245
Other invested assets	11	12
Mortgage loans	358	234
Short term investments	2,484	1,641
Total investments	47,788	44,373
Cash	129	75
Reinsurance receivables (less allowance for uncollectible receivables of $74 and $91)	5,840	6,001
Insurance receivables (less allowance for uncollectible receivables of $102 and $112)	1,902	1,614
Accrued investment income	484	436
Deferred acquisition costs	603	552
Deferred income taxes	8	415
Property and equipment at cost (less accumulated depreciation of $408 and $420)	317	309
Goodwill and other intangible assets	285	139
Other assets (includes $0 and $130 due from Loews Corporation)	911	779
Separate account business	345	417
Total assets	$58,612	$55,110
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$24,331	$24,303
Unearned premiums	3,681	3,250
Future policy benefits	10,974	9,810
Policyholders’ funds	165	191
Participating policyholders’ funds	71	68
Short term debt	13	83
Long term debt	2,557	2,525
Other liabilities (includes $87 and $0 due to Loews Corporation)	3,815	2,975
Separate account business	345	417
Total liabilities	45,952	43,622
Commitments and contingencies (Notes D, H and J)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,397,139 and 269,274,900 shares outstanding)	683	683
Additional paid-in capital	2,144	2,141
Retained earnings	8,823	8,308
Accumulated other comprehensive income	1,130	480
Treasury stock (3,643,104 and 3,765,343 shares), at cost	(99)	(102)
Notes receivable for the issuance of common stock	(21)	(22)
Total CNA stockholders’ equity	12,660	11,488
Total liabilities and equity	$58,612	$55,110
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2012	2011
Cash Flows from Operating Activities
Net income	$637	$434
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations	—	1
Loss on disposal of property and equipment	1	8
Deferred income tax expense	95	151
Trading portfolio activity	(13)	(8)
Net realized investment gains, net of participating policyholders’ interests	(66)	(1)
Equity method investees	(68)	80
Amortization of investments	(43)	(47)
Depreciation and amortization	83	59
Changes in:
Receivables, net	348	267
Accrued investment income	(46)	(42)
Deferred acquisition costs	(27)	(21)
Insurance reserves	(53)	(5)
Other assets	90	110
Other liabilities	47	(181)
Other, net	8	10
Total adjustments	356	381
Net cash flows provided by operating activities-continuing operations	$993	$815
Net cash flows provided (used) by operating activities-discontinued operations	$—	$(2)
Net cash flows provided by operating activities-total	$993	$813
Cash Flows from Investing Activities
Purchases of fixed maturity securities	$(7,369)	$(8,854)
Proceeds from fixed maturity securities:
Sales	4,761	5,900
Maturities, calls and redemptions	2,655	2,434
Purchases of equity securities	(30)	(51)
Proceeds from sales of equity securities	72	171
Origination of mortgage loans	(129)	(118)
Change in short term investments	(505)	499
Change in other investments	35	(137)
Purchase of Hardy	(197)	—
Purchases of property and equipment	(60)	(67)
Other, net	20	4
Net cash flows used by investing activities-continuing operations	$(747)	$(219)
Net cash flows provided (used) by investing activities-discontinued operations	$—	$2
Net cash flows used by investing activities-total	$(747)	$(217)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Nine months ended September 30
(In millions)	2012	2011
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$—	$(475)
Dividends paid to common stockholders	(122)	(81)
Proceeds from the issuance of debt	—	396
Repayment of debt	(70)	(420)
Stock options exercised	1	2
Other, net	(4)	(10)
Net cash flows used by financing activities-continuing operations	$(195)	$(588)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—
Net cash flows used by financing activities-total	$(195)	$(588)
Effect of foreign exchange rate changes on cash	$3	$(1)
Net change in cash	$54	$7
Cash, beginning of year	75	77
Cash, end of period	$129	$84
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Equity (Unaudited)

Nine months ended September 30
(In millions)	2012	2011
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period, as previously reported	2,146	2,200
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(5)	—
Balance, beginning of period, as adjusted	2,141	2,200
Stock-based compensation	3	3
Acquisition of CNA Surety noncontrolling interest	—	(65)
Other	—	1
Balance, end of period	2,144	2,139
Retained Earnings
Balance, beginning of period, as previously reported	8,382	7,876
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(74)	(72)
Balance, beginning of period, as adjusted	8,308	7,804
Dividends paid to common stockholders	(122)	(81)
Net income attributable to CNA	637	419
Balance, end of period	8,823	8,142
Accumulated Other Comprehensive Income
Balance, beginning of period, as previously reported	470	326
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	10	—
Balance, beginning of period, as adjusted	480	326
Other comprehensive income attributable to CNA	650	550
Acquisition of CNA Surety noncontrolling interest	—	19
Balance, end of period	1,130	895
Treasury Stock
Balance, beginning of period	(102)	(105)
Stock-based compensation	3	3
Balance, end of period	(99)	(102)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(22)	(26)
Decrease in notes receivable for the issuance of common stock	1	4
Balance, end of period	(21)	(22)
Total CNA Stockholders’ Equity	12,660	11,735
Noncontrolling Interests
Balance, beginning of period, as previously reported	—	570
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	—	(7)
Balance, beginning of period, as adjusted	—	563
Net income	—	15
Other comprehensive income	—	8
Acquisition of CNA Surety noncontrolling interest	—	(429)
Other	—	(12)
Balance, end of period	—	145
Total Equity	$12,660	$11,880
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its controlled subsidiaries. Collectively, CNAF and its controlled subsidiaries are referred to as CNA or the Company. CNA’s property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, and Continental Assurance Corporation. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2012.
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
The interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2011 represented the noncontrolling interests in CNA Surety Corporation (Surety) and First Insurance Company of Hawaii (FICOH). On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of Surety and on November 29, 2011, CNA completed the sale of its 50% ownership interest in FICOH.
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
For the three and nine months ended September 30, 2012, the adoption of the new accounting guidance resulted in no impact and a $3 million decrease in Net income attributable to CNA and no impact and a $0.01 decrease in Basic and Diluted earnings per share attributable to CNA common stockholders.
The Company has adjusted its previously reported financial information included herein to reflect the change in accounting guidance for deferred acquisition costs. The impacts of adopting the new accounting standard on the

Company's Condensed Consolidated Balance Sheet as of December 31, 2011 were a $106 million decrease in Deferred acquisition costs and a $37 million increase in Deferred income taxes. The impacts to Accumulated other comprehensive income (AOCI) and Additional paid-in capital were the result of the indirect effects of the Company's adoption of this guidance on Shadow Adjustments, as further discussed in Note D, and the Company's acquisition of the noncontrolling interest of Surety as discussed above.
The impacts on the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 were a $59 million and $171 million decrease in Amortization of deferred acquisition costs, a $59 million and $178 million increase in Other operating expenses, a $1 million and $2 million decrease in Income tax expense, and a $1 million increase and no impact in Net income attributable to noncontrolling interests, resulting in no impact and a $5 million decrease in Net income attributable to CNA, and no impact and a $0.02 decrease in Basic and Diluted earnings per share attributable to CNA common stockholders. There were no changes to net cash flows from operating, investing or financing activities for the comparative periods presented as a result of the adoption of the new accounting standard.

Note B. Hardy
On July 2, 2012, the Company completed the previously announced acquisition of all outstanding shares of Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), a specialized Lloyd's of London (Lloyd's) underwriter. Through Lloyd's Syndicate 382, Hardy underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. The acquisition of Hardy aligns with the Company's specialized underwriting focus and will be a key platform for expanding the Company's global business through the Lloyd's marketplace. The results of Hardy for the period from July 2, 2012 to September 30, 2012 are included in the results of our core property and casualty insurance operations as a separate segment.
For the year ended December 31, 2011, Hardy reported gross written premiums of $430 million and recorded a loss of $55 million in its group consolidated financial statements prepared in accordance with International Financial Reporting Standards.
The purchase price for Hardy was $231 million. Acquisition related expenses of $4 million were incurred during the nine months ended September 30, 2012, including investment advisory, legal and other expenses, and were recorded in the Corporate and Other Non-Core segment.
The fair value of the assets acquired and the liabilities assumed as a result of the acquisition of Hardy were as follows:

(In millions)	Acquisition Date
July 2, 2012
Investments:
Fixed maturity securities	$117
Short term investments	255
Total investments	372
Cash	34
Reinsurance receivables	252
Insurance receivables	222
Accrued investment income	2
Property and equipment	4
Goodwill and other intangible assets	171
Other assets	109
Total assets acquired	$1,166

Claim and claim adjustment expenses	$500
Unearned premiums	249
Long term debt	30
Other liabilities	156
Total liabilities assumed	$935

The intangible assets acquired are presented in the following table.

(In millions)	Amount	Economic Useful Life
Syndicate capacity	$55	Indefinite
Total indefinite-lived intangible assets	55

Value of business acquired	60	1 - 4 years
Trade name	8	8 years
Distribution channel	13	15 years
Total finite-lived intangible assets	81
Total intangible assets as of the acquisition date	$136
For the three months ended September 30, 2012, amortization expense of $18 million was included in Amortization of deferred acquisition costs and $6 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. Estimated future amortization expense for these intangible assets is $19 million in the fourth quarter of 2012, $21 million in 2013, $4 million in 2014, $1 million in 2015 and $2 million in both 2016 and 2017.
The acquisition resulted in goodwill of $35 million which was recorded in the Hardy segment. The recognized goodwill is based on the Company's expected growth and profitability of Hardy. The goodwill is not deductible for tax purposes.
Lloyd's requires syndicate capital providers to provide funds at Lloyd's (FAL) which is available to Lloyd's should funds in the Lloyd's premium trust fund be insufficient to cover obligations. At September 30, 2012, the Company had a deposit of $66 million of short duration U.S. Treasury securities in a Lloyd's custody account related to the FAL. Although the Company still owns these securities, these securities are controlled by Lloyd's and are therefore restricted. Additionally, cash and securities with a carrying value of approximately $71 million were deposited by Hardy under local requirements of regulatory authorities as of September 30, 2012.

Note C. Earnings Per Share
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
For the three and nine months ended September 30, 2012, approximately 450 thousand and 400 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 693 thousand and 740 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note D. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities	$507	$494	$1,528	$1,505
Short term investments	2	2	5	6
Limited partnership investments	89	(93)	184	32
Equity securities	4	4	10	16
Mortgage loans	5	2	13	6
Trading portfolio (a)	7	(1)	18	5
Other	—	1	3	6
Gross investment income	614	409	1,761	1,576
Investment expense	(13)	(15)	(42)	(45)
Net investment income	$601	$394	$1,719	$1,531
___________________

(a)
There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three or nine months ended September 30, 2012. Net unrealized losses related to changes in fair value on trading securities still held included in net investment income were $1 million for the three and nine months ended September 30, 2011.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$75	$56	$193	$233
Gross realized losses	(49)	(85)	(120)	(222)
Net realized investment gains (losses) on fixed maturity securities	26	(29)	73	11
Equity securities:
Gross realized gains	5	1	10	7
Gross realized losses	(20)	(2)	(24)	(10)
Net realized investment gains (losses) on equity securities	(15)	(1)	(14)	(3)
Derivatives	(1)	1	(1)	—
Short term investments and other (a) (b)	(2)	2	8	(7)
Net realized investment gains (losses), net of participating policyholders’ interests	$8	$(27)	$66	$1
____________________

(a)	The nine months ended September 30, 2011 included a $9 million loss related to the early extinguishment of debt in 2011.

(b)
Includes net unrealized gains (losses) related to changes in the fair value of securities for which the fair value option has been elected. There were no net unrealized gains (losses) included in the three months ended September 30, 2012 or 2011 or the nine months ended September 30, 2012. There were $1 million of net unrealized gains for the nine months ended September 30, 2011.

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7	$49	$23	$73
States, municipalities and political subdivisions	17	—	17	—
Asset-backed:
Residential mortgage-backed	20	21	49	95
Other asset-backed	—	4	—	4
Total asset-backed	20	25	49	99
U.S. Treasury and obligation of government-sponsored enterprises	—	—	1	—
Total fixed maturity securities available-for-sale	44	74	90	172
Equity securities available-for-sale:
Common stock	1	3	5	7
Preferred stock	19	—	19	1
Total equity securities available-for-sale	20	3	24	8
Net OTTI losses recognized in earnings	$64	$77	$114	$180
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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,209	$2,634	$32	$21,811	$—
States, municipalities and political subdivisions	9,415	1,450	53	10,812	—
Asset-backed:
Residential mortgage-backed	5,907	264	81	6,090	(12)
Commercial mortgage-backed	1,582	123	17	1,688	(3)
Other asset-backed	944	23	1	966	—
Total asset-backed	8,433	410	99	8,744	(15)
U.S. Treasury and obligations of government-sponsored enterprises	182	11	1	192	—
Foreign government	588	26	—	614	—
Redeemable preferred stock	101	14	—	115	—
Total fixed maturity securities available-for-sale	37,928	4,545	185	42,288	$(15)
Total fixed maturity securities trading	17	—	—	17
Equity securities available-for-sale:
Common stock	22	24	—	46
Preferred stock	206	8	—	214
Total equity securities available-for-sale	228	32	—	260
Total	$38,173	$4,577	$185	$42,565

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,086	$1,946	$154	$20,878	$—
States, municipalities and political subdivisions	9,018	900	136	9,782	—
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955	—
Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14	—	493	—
Foreign government	608	28	—	636	—
Redeemable preferred stock	51	7	—	58	—
Total fixed maturity securities available-for-sale	37,339	3,128	536	39,931	$97
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	30	17	—	47
Preferred stock	258	4	5	257
Total equity securities available-for-sale	288	21	5	304
Total	$37,633	$3,149	$541	$40,241
The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At September 30, 2012 and December 31, 2011, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $1,277 million and $723 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves is recorded, net of tax, as a reduction through Other comprehensive income (Shadow Adjustments).
The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
September 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$600	$18	$210	$14	$810	$32
States, municipalities and political subdivisions	84	1	227	52	311	53
Asset-backed:
Residential mortgage-backed	327	3	580	78	907	81
Commercial mortgage-backed	142	2	132	15	274	17
Other asset-backed	66	1	—	—	66	1
Total asset-backed	535	6	712	93	1,247	99
U.S. Treasury and obligations of government-sponsored enterprises	22	1	—	—	22	1
Total	$1,241	$26	$1,149	$159	$2,390	$185

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4	—	—	389	4
Total asset-backed	1,539	79	1,043	167	2,582	246
Total fixed maturity securities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5	—	—	117	5
Total	$4,275	$211	$1,923	$330	$6,198	$541
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2012 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2012.
The amount of pretax net realized gains (losses) on available-for-sale securities reclassified out of AOCI into earnings was $12 million and $59 million for the three and nine months ended September 30, 2012 and $(29) million and $12 million for the three and nine months ended September 30, 2011.
The following table summarizes the activity for the three and nine months ended September 30, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Beginning balance of credit losses on fixed maturity securities	$99	$82	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	2	11	23	29
Credit losses for securities for which an OTTI loss was not previously recognized	—	10	2	11
Reductions for securities sold during the period	(3)	(4)	(11)	(50)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	(8)	(32)
Ending balance of credit losses on fixed maturity securities	$98	$99	$98	$99

Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2012 and December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	September 30, 2012		December 31, 2011
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,861	$1,876	$1,802	$1,812
Due after one year through five years	13,382	14,176	13,110	13,537
Due after five years through ten years	8,490	9,337	8,410	8,890
Due after ten years	14,195	16,899	14,017	15,692
Total	$37,928	$42,288	$37,339	$39,931
Investment Commitments
As of September 30, 2012, the Company had committed approximately $114 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlements are made. As of September 30, 2012, the Company had commitments to purchase $159 million and sell $154 million of such investments. The Company has an obligation to fund additional amounts under the terms of current loan participations that may not be recorded until a draw is made. As of September 30, 2012, the Company had obligations on unfunded bank loan participations in the amount of $6 million.

Note E. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Without hedge designation
Currency forwards	$(1)	$—	$(1)	$(1)
Forward commitments for mortgage-backed securities	—	1	—	1
Total without hedge designation	(1)	1	(1)	—
Trading activities
Futures sold, not yet purchased	(1)	—	—	—
Total	$(2)	$1	$(1)	$—
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
Derivative Financial Instruments

September 30, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	72	—	(2)
Equity warrants	5	—	—
Total	$97	$—	$(3)

December 31, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	22	1	—
Equity warrants	4	—	—
Total	$46	$1	$(1)
During the three and nine months ended September 30, 2012, new derivative transactions entered into totaled $472 million and $1,251 million in notional value while derivative termination activity totaled $488 million and $1,200 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities and foreign currency forwards. During the three and nine months ended September 30, 2011, new derivative transactions entered into totaled approximately $229 million and $728 million in notional value while derivative termination activity totaled approximately $166 million and $673 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities and foreign currency forwards.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. Prices are determined by a dedicated group who ultimately report to the Company's CFO. This group is responsible for valuation policies and procedures. In general the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets.
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$21,569	$259	$21,828
States, municipalities and political subdivisions	—	10,723	89	10,812
Asset-backed:
Residential mortgage-backed	—	5,653	437	6,090
Commercial mortgage-backed	—	1,571	117	1,688
Other asset-backed	—	595	371	966
Total asset-backed	—	7,819	925	8,744
U.S. Treasury and obligations of government-sponsored enterprises	168	24	—	192
Foreign government	139	475	—	614
Redeemable preferred stock	29	60	26	115
Total fixed maturity securities	336	40,670	1,299	42,305
Equity securities	98	112	50	260
Derivative and other financial instruments, included in Other invested assets	—	—	11	11
Short term investments	1,209	1,223	8	2,440
Life settlement contracts, included in Other assets	—	—	113	113
Separate account business	4	338	3	345
Total assets	$1,647	$42,343	$1,484	$45,474
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(2)	$(1)	$(3)
Total liabilities	$—	$(2)	$(1)	$(3)

December 31, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,402	$482	$20,884
States, municipalities and political subdivisions	—	9,611	171	9,782
Asset-backed:
Residential mortgage-backed	—	5,323	452	5,775
Commercial mortgage-backed	—	1,295	59	1,354
Other asset-backed	—	612	343	955
Total asset-backed	—	7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	451	42	—	493
Foreign government	92	544	—	636
Redeemable preferred stock	5	53	—	58
Total fixed maturity securities	548	37,882	1,507	39,937
Equity securities	124	113	67	304
Derivative and other financial instruments, included in Other invested assets	—	1	11	12
Short term investments	1,106	508	27	1,641
Life settlement contracts, included in Other assets	—	—	117	117
Separate account business	21	373	23	417
Total assets	$1,799	$38,877	$1,752	$42,428
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 and 2011.

Level 3 (In millions)	Balance at July 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$488	$1	$(4)	$50	$(5)	$(11)	$—	$(260)	$259	$(1)
States, municipalities and political subdivisions	89	—	—	—	—	—	—	—	89	—
Asset-backed:
Residential mortgage-backed	443	(17)	20	21	—	(8)	—	(22)	437	(18)
Commercial mortgage-backed	166	4	6	12	—	(17)	11	(65)	117	—
Other asset-backed	434	2	5	143	(117)	(34)	—	(62)	371	—
Total asset-backed	1,043	(11)	31	176	(117)	(59)	11	(149)	925	(18)
Redeemable preferred stock	27	—	(1)	—	—	—	—	—	26	—
Total fixed maturity securities	1,647	(10)	26	226	(122)	(70)	11	(409)	1,299	(19)
Equity securities	93	(19)	(10)	—	—	—	—	(14)	50	(19)
Derivative and other financial instruments, net	10	—	—	—	—	—	—	—	10	—
Short term investments	4	—	—	7	(4)	—	1	—	8	—
Life settlement contracts	116	7	—	—	—	(10)	—	—	113	—
Separate account business	3	—	—	—	—	—	—	—	3	—
Total	$1,873	$(22)	$16	$233	$(126)	$(80)	$12	$(423)	$1,483	$(38)

Level 3 (In millions)	Balance at July 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$812	$(7)	$(3)	$113	$(107)	$(47)	$12	$(154)	$619	$(10)
States, municipalities and political subdivisions	179	—	—	3	—	—	—	—	182	—
Asset-backed:
Residential mortgage-backed	687	1	(5)	73	(81)	(13)	—	(31)	631	—
Commercial mortgage-backed	95	—	(7)	76	—	—	—	(5)	159	—
Other asset-backed	491	(5)	(6)	114	(105)	(25)	2	(37)	429	(4)
Total asset-backed	1,273	(4)	(18)	263	(186)	(38)	2	(73)	1,219	(4)
Total fixed maturity securities	2,264	(11)	(21)	379	(293)	(85)	14	(227)	2,020	(14)
Equity securities	36	—	—	—	(1)	—	—	(3)	32	—
Derivative and other financial instruments, net	9	(1)	—	1	—	—	—	—	9	—
Short term investments	6	—	—	—	—	—	—	—	6	—
Life settlement contracts	129	11	—	—	—	(15)	—	—	125	(1)
Separate account business	37	—	—	—	(2)	—	—	—	35	—
Total	$2,481	$(1)	$(21)	$380	$(296)	$(100)	$14	$(230)	$2,227	$(15)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011.

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$7	$2	$197	$(118)	$(43)	$42	$(310)	$259	$(1)
States, municipalities and political subdivisions	171	—	3	—	—	(85)	—	—	89	—
Asset-backed:
Residential mortgage-backed	452	(15)	(2)	81	—	(24)	—	(55)	437	(18)
Commercial mortgage-backed	59	6	14	141	(12)	(21)	11	(81)	117	—
Other asset-backed	343	8	8	501	(293)	(93)	—	(103)	371	—
Total asset-backed	854	(1)	20	723	(305)	(138)	11	(239)	925	(18)
Redeemable preferred stock	—	—	(1)	53	(26)	—	—	—	26	—
Total fixed maturity securities	1,507	6	24	973	(449)	(266)	53	(549)	1,299	(19)
Equity securities	67	(19)	6	26	(16)	—	—	(14)	50	(21)
Derivative and other financial instruments, net	10	—	—	—	—	—	—	—	10	—
Short term investments	27	—	—	23	(4)	(39)	1	—	8	—
Life settlement contracts	117	30	—	—	—	(34)	—	—	113	3
Separate account business	23	—	—	—	(20)	—	—	—	3	—
Total	$1,751	$17	$30	$1,022	$(489)	$(339)	$54	$(563)	$1,483	$(37)

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$624	$(5)	$(6)	$459	$(157)	$(144)	$52	$(204)	$619	$(11)
States, municipalities and political subdivisions	266	—	—	3	—	(87)	—	—	182	—
Asset-backed:
Residential mortgage-backed	767	(11)	9	170	(164)	(54)	—	(86)	631	(15)
Commercial mortgage-backed	73	3	11	81	(4)	—	—	(5)	159	—
Other asset-backed	359	—	(6)	441	(236)	(80)	2	(51)	429	(4)
Total asset-backed	1,199	(8)	14	692	(404)	(134)	2	(142)	1,219	(19)
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	(10)	5	1,154	(564)	(365)	54	(346)	2,020	(30)
Equity securities	26	(2)	(1)	19	(12)	—	5	(3)	32	(3)
Derivative and other financial instruments, net	25	2	—	1	(19)	—	—	—	9	1
Short term investments	27	—	—	12	—	(23)	—	(10)	6	—
Life settlement contracts	129	20	—	—	—	(24)	—	—	125	2
Separate account business	41	—	—	—	(6)	—	—	—	35	—
Total	$2,340	$10	$4	$1,186	$(601)	$(412)	$59	$(359)	$2,227	$(30)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were $106 million of transfers from Level 2 to Level 1 during the three and nine months ended September 30, 2012 and no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Fixed maturity securities are valued using methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Common inputs include: prices from recently executed transactions of similar securities, broker/dealer quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data.
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
Life Settlement Contracts
The fair values of life settlement contracts are determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as the Company's own assumptions for mortality, premium expense and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.
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

	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Assets
(In millions)
Fixed maturity securities	$98	Discounted cash flow	Expected call date	3.6 - 5.6 years (4.6 years)
	$61	Market approach	Private offering price	$60.00 - $105.00 ($101.49)
Equity securities	$33	Market approach	Private offering price	$0.10 - $3,842.00 per share ($583.95 per share)
	$17	Income approach	EBITDA projection (1)	$80 million
			EBITDA multiple (1)	1.82
Life settlement contracts	$113	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	65% - 928% (185%)
(1) Earnings before interest, tax, depreciation and amortization
For fixed maturity securities, an increase to the expected call date assumption or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price, earnings projections and earnings multiples would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the tables below.

September 30, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	358	—	—	374	374
Financial liabilities
Premium deposits and annuity contracts	$103	$—	$—	$108	$108
Short term debt	13	—	13	—	13
Long term debt	2,557	—	2,986	—	2,986

December 31, 2011	Carrying Amount	Estimated Fair Value
(In millions)
Financial assets
Notes receivable for the issuance of common stock	$22	$22
Mortgage loans	234	247
Financial liabilities
Premium deposits and annuity contracts	$109	$114
Short term debt	83	84
Long term debt	2,525	2,679
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

Note G. Claim and Claim Adjustment Expense Reserves
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $27 million and $123 million for the three and nine months ended September 30, 2012. Catastrophe losses in 2012 related primarily to U.S. storms and Hurricane Isaac. The Company reported catastrophe losses, net of reinsurance, of $50 million and $205 million for the three and nine months ended September 30, 2011.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core.
Net Prior Year Development

Three months ended September 30, 2012	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(39)	$2	$(6)	$3	$(40)
Pretax (favorable) unfavorable premium development	(1)	(5)	—	(1)	(7)
Total pretax (favorable) unfavorable net prior year development	$(40)	$(3)	$(6)	$2	$(47)

Three months ended September 30, 2011	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$(42)	$11	$(36)
Pretax (favorable) unfavorable premium development	(26)	(11)	1	(36)
Total pretax (favorable) unfavorable net prior year development	$(31)	$(53)	$12	$(72)

Nine months ended September 30, 2012	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(80)	$(25)	$(6)	$1	$(110)
Pretax (favorable) unfavorable premium development	(15)	(41)	—	1	(55)
Total pretax (favorable) unfavorable net prior year development	$(95)	$(66)	$(6)	$2	$(165)

Nine months ended September 30, 2011	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
(In millions)
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(72)	$(99)	$5	$(166)
Pretax (favorable) unfavorable premium development	(34)	21	—	(13)
Total pretax (favorable) unfavorable net prior year development	$(106)	$(78)	$5	$(179)
For the nine months ended September 30, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.
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

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and nine months ended September 30, 2012 and 2011.

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$9	$(18)	$(6)	$(52)
Other Professional Liability	1	1	(1)	(20)
Surety	(60)	1	(59)	(2)
Warranty	—	—	(1)	(12)
Other	11	11	(13)	14
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(39)	$(5)	$(80)	$(72)
Three Month Comparison
2012
Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to an unfavorable outcome on an individual general liability claim in accident year 2009.
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses and physicians in accident years 2008 and prior.
Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers' compensation coverages in accident years 2009 and 2010.
Nine Month Comparison
2012
Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.
Overall, favorable development for other coverages was primarily due to favorable loss emergence in property and workers' compensation coverages in accident years 2005 and subsequent. Unfavorable development was recorded in accident year 2009 primarily due to an unfavorable outcome on an individual general liability claim.
2011
Favorable development for medical professional liability was primarily due to favorable case incurred emergence in nurses, physicians and primary institutions in accident years 2008 and prior.
Favorable development for other professional liability was driven by better than expected loss emergence in life agents' coverages.
Favorable development in warranty was driven by favorable policy year experience on an aggregate stop loss policy covering the Company's non-insurance warranty subsidiary.
Unfavorable development for other coverages was primarily due to increased frequency of large claims in auto and workers' compensation coverages in accident years 2009 and 2010.

CNA Commercial
The following table provides further detail of development recorded for the CNA Commercial segment for the three and nine months ended September 30, 2012 and 2011.

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$9	$(2)	$11	$(36)
General Liability	(21)	4	(26)	26
Workers' Compensation	24	3	13	39
Property and Other	(10)	(47)	(23)	(128)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(42)	$(25)	$(99)
Three Month Comparison
2012
Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.
Unfavorable development for workers' compensation was primarily due to increased medical severity in accident years 2010 and 2011.
Favorable development for property and marine coverages was due to favorable loss emergence in non-catastrophe losses in accident years 2009 and subsequent.
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
Nine Month Comparison
2012
Unfavorable development for commercial auto coverages was primarily due to higher than expected frequency in accident years 2009 and subsequent.
Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.
Overall, unfavorable development for workers' compensation was primarily due to increased medical severity in accident years 2010 and 2011 and losses related to favorable premium development in accident year 2011. Favorable development was recorded in accident years 2001 and prior reflecting favorable experience.
Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 through 2011.

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

Note H. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.

Note I. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Pension cost (benefit)
Service cost	$3	$3	$9	$10
Interest cost on projected benefit obligation	34	37	101	110
Expected return on plan assets	(43)	(44)	(128)	(130)
Amortization of net actuarial (gain) loss	10	7	29	19
Net periodic pension cost (benefit)	$4	$3	$11	$9

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$1	$1	$2	$3
Amortization of prior service credit	(4)	(5)	(13)	(14)
Net periodic postretirement cost (benefit)	$(3)	$(4)	$(11)	$(11)

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at September 30, 2012 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $118 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $13 million at September 30, 2012, were $6 million in 2012, $2 million in 2013 and $5 million thereafter.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $758 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
As of September 30, 2012 and December 31, 2011, the Company had recorded liabilities of approximately $14 million and $15 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note K. Business Segments
The Company's core property and casualty commercial insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. The Company acquired Hardy on July 2, 2012. Further information on Hardy is set forth in Note B. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended
September 30, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$738	$840	$64	$141	$(2)	$—	$1,781
Net investment income	159	230	2	201	9	—	601
Other revenues	58	11	—	1	7	(1)	76
Total operating revenues	955	1,081	66	343	14	(1)	2,458
Claims, Benefits and Expenses
Net incurred claims and benefits	460	591	21	350	8	—	1,430
Policyholders’ dividends	1	3	—	1	—	—	5
Amortization of deferred acquisition costs	156	151	20	6	—	—	333
Other insurance related expenses	73	146	13	35	1	—	268
Other expenses	53	7	7	8	42	(1)	116
Total claims, benefits and expenses	743	898	61	400	51	(1)	2,152
Operating income (loss) from continuing operations before income tax	212	183	5	(57)	(37)	—	306
Income tax (expense) benefit on operating income (loss)	(76)	(58)	(2)	35	11	—	(90)
Net operating income (loss) from continuing operations attributable to CNA	136	125	3	(22)	(26)	—	216
Net realized investment gains (losses), net of participating policyholders’ interests	2	10	(1)	(3)	—	—	8
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	—	1	1	—	(3)
Net realized investment gains (losses) attributable to CNA	—	7	(1)	(2)	1	—	5
Net income (loss) from continuing operations attributable to CNA	$136	$132	$2	$(24)	$(25)	$—	$221

Three months ended
September 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core		Total
(In millions)					Eliminations
Operating revenues
Net earned premiums	$741	$848	$142	$2	$(1)	$1,732
Net investment income	85	115	190	4	—	394
Other revenues	56	14	6	—	—	76
Total operating revenues	882	977	338	6	(1)	2,202
Claims, Benefits and Expenses
Net incurred claims and benefits	485	583	332	(1)	—	1,399
Policyholders’ dividends	(4)	3	2	—	—	1
Amortization of deferred acquisition costs	147	145	5	—	—	297
Other insurance related expenses	75	141	36	1	(1)	252
Other expenses	48	10	2	42	—	102
Total claims, benefits and expenses	751	882	377	42	(1)	2,051
Operating income (loss) from continuing operations before income tax	131	95	(39)	(36)	—	151
Income tax (expense) benefit on operating income (loss)	(48)	(46)	25	11	—	(58)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(2)	—	—	—	(2)
Net operating income (loss) from continuing operations attributable to CNA	83	47	(14)	(25)	—	91
Net realized investment gains (losses), net of participating policyholders’ interests	(8)	(15)	(4)	—	—	(27)
Income tax (expense) benefit on net realized investment gains (losses)	3	5	1	1	—	10
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1
Net realized investment gains (losses) attributable to CNA	(5)	(9)	(3)	1	—	(16)
Net income (loss) from continuing operations attributable to CNA	$78	$38	$(17)	$(24)	$—	$75

Nine months ended
September 30, 2012	CNA Specialty	CNA Commercial	Hardy (a)	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,163	$2,452	$64	$421	$(1)	$(1)	$5,098
Net investment income	446	646	2	600	25	—	1,719
Other revenues	171	31	—	15	14	(1)	230
Total operating revenues	2,780	3,129	66	1,036	38	(2)	7,047
Claims, Benefits and Expenses
Net incurred claims and benefits	1,376	1,749	21	1,009	(5)	—	4,150
Policyholders’ dividends	—	9	—	5	—	—	14
Amortization of deferred acquisition costs	458	437	20	22	—	—	937
Other insurance related expenses	222	425	13	106	1	(1)	766
Other expenses	153	24	7	18	137	(1)	338
Total claims, benefits and expenses	2,209	2,644	61	1,160	133	(2)	6,205
Operating income (loss) from continuing operations before income tax	571	485	5	(124)	(95)	—	842
Income tax (expense) benefit on operating income (loss)	(197)	(164)	(2)	86	29	—	(248)
Net operating income (loss) from continuing operations attributable to CNA	374	321	3	(38)	(66)	—	594
Net realized investment gains (losses), net of participating policyholders’ interests	18	34	(1)	14	1	—	66
Income tax (expense) benefit on net realized investment gains (losses)	(6)	(12)	—	(5)	—	—	(23)
Net realized investment gains (losses) attributable to CNA	12	22	(1)	9	1	—	43
Net income (loss) from continuing operations attributable to CNA	$386	$343	$2	$(29)	$(65)	$—	$637

September 30, 2012
(In millions)
Reinsurance receivables	$750	$1,131	$238	$1,297	$2,498	$—	$5,914
Insurance receivables	$676	$1,108	$206	$10	$4	$—	$2,004
Deferred acquisition costs	$306	$278	$19	$—	$—	$—	$603
Insurance reserves
Claim and claim adjustment expenses	$6,853	$11,226	$466	$2,956	$2,830	$—	$24,331
Unearned premiums	1,698	1,604	243	137	—	(1)	3,681
Future policy benefits	—	—	—	10,974	—	—	10,974
Policyholders’ funds	13	13	—	139	—	—	165
_______________________________

(a)	Included from date of acquisition.

Nine months ended
September 30, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core		Total
(In millions)					Eliminations
Operating revenues
Net earned premiums	$2,098	$2,418	$427	$1	$(2)	$4,942
Net investment income	371	569	567	24	—	1,531
Other revenues	164	40	6	4	—	214
Total operating revenues	2,633	3,027	1,000	29	(2)	6,687
Claims, Benefits and Expenses
Net incurred claims and benefits	1,333	1,807	985	—	—	4,125
Policyholders’ dividends	(4)	5	5	—	—	6
Amortization of deferred acquisition costs	428	435	17	—	—	880
Other insurance related expenses	216	400	108	4	(2)	726
Other expenses	140	37	14	129	—	320
Total claims, benefits and expenses	2,113	2,684	1,129	133	(2)	6,057
Operating income (loss) from continuing operations before income tax	520	343	(129)	(104)	—	630
Income tax (expense) benefit on operating income (loss)	(182)	(127)	78	34	—	(197)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(3)	—	—	—	(15)
Net operating income (loss) from continuing operations attributable to CNA	326	213	(51)	(70)	—	418
Net realized investment gains (losses), net of participating policyholders’ interests	7	13	(7)	(12)	—	1
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(4)	2	5	—	1
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	—	—	—	—
Net realized investment gains (losses) attributable to CNA	5	9	(5)	(7)	—	2
Net income (loss) from continuing operations attributable to CNA	$331	$222	$(56)	$(77)	$—	$420

December 31, 2011
(In millions)
Reinsurance receivables	$852	$1,188	$1,375	$2,677	$—	$6,092
Insurance receivables	$670	$1,047	$8	$1	$—	$1,726
Deferred acquisition costs	$300	$252	$—	$—	$—	$552
Insurance reserves
Claim and claim adjustment expenses	$6,840	$11,509	$2,825	$3,129	$—	$24,303
Unearned premiums	1,629	1,480	141	—	—	3,250
Future policy benefits	—	—	9,810	—	—	9,810
Policyholders’ funds	15	10	166	—	—	191

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
CNA Specialty
International	$53	$54	$163	$159
Professional & Management Liability	700	623	2,039	1,909
Surety	124	123	364	353
Warranty & Alternative Risks	80	74	232	219
CNA Specialty revenues	957	874	2,798	2,640
CNA Commercial
CNA Select Risk	70	65	208	203
Commercial Insurance	756	622	2,188	2,015
International	93	133	274	390
Small Business	172	142	493	432
CNA Commercial revenues	1,091	962	3,163	3,040
Hardy revenues	65		65
Life & Group Non-Core
Health	274	274	852	818
Life & Annuity	64	55	181	170
Other	2	5	17	5
Life & Group Non-Core revenues	340	334	1,050	993
Corporate & Other Non-Core revenues	14	6	39	17
Eliminations	(1)	(1)	(2)	(2)
Total revenues	$2,466	$2,175	$7,113	$6,688

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2011 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America. References to net operating income (loss), net realized investment gains (losses) and net income (loss) used in this MD&A reflect amounts attributable to CNA, unless otherwise noted.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1. In evaluating the results of our CNA Specialty, CNA Commercial and Hardy segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Acquisition of Hardy
On July 2, 2012, we acquired Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), a specialized Lloyd's underwriter. Hardy has business operations in the United Kingdom, Bermuda, Bahrain, Guernsey and Singapore. The acquisition of Hardy aligns with our specialized underwriting focus and will be a key platform for expanding our global business through the Lloyd's marketplace. The Lloyd's market provides access to international licenses, sophisticated excess and surplus insurance business and other syndicated risks. Hardy continues to operate under its own brand and its existing leadership team.
Further information on the acquisition of Hardy is set forth in Note B to the Condensed Consolidated Financial Statements included under Part I, Item 1.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Operating Revenues
Net earned premiums	$1,781	$1,732	$5,098	$4,942
Net investment income	601	394	1,719	1,531
Other revenues	76	76	230	214
Total operating revenues	2,458	2,202	7,047	6,687
Claims, Benefits and Expenses
Net incurred claims and benefits	1,430	1,399	4,150	4,125
Policyholders' dividends	5	1	14	6
Amortization of deferred acquisition costs	333	297	937	880
Other insurance related expenses	268	252	766	726
Other expenses	116	102	338	320
Total claims, benefits and expenses	2,152	2,051	6,205	6,057
Operating income (loss) from continuing operations before income tax	306	151	842	630
Income tax (expense) benefit on operating income (loss)	(90)	(58)	(248)	(197)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(2)	—	(15)
Net operating income (loss) from continuing operations attributable to CNA	216	91	594	418
Net realized investment gains (losses), net of participating policyholders' interests	8	(27)	66	1
Income tax (expense) benefit on net realized investment gains (losses)	(3)	10	(23)	1
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—
Net realized investment gains (losses) attributable to CNA	5	(16)	43	2
Income (loss) from continuing operations attributable to CNA	221	75	637	420
Loss from discontinued operations attributable to CNA	—	—	—	(1)
Net income (loss) attributable to CNA	$221	$75	$637	$419
Three Month Comparison
Net income increased $146 million for the three months ended September 30, 2012 as compared with the same period in 2011, primarily driven by improved net operating income.
Net realized investment results improved $21 million for the three months ended September 30, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $125 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net operating income increased $134 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to higher net investment income, driven by significantly favorable limited partnership results, and lower catastrophe losses, partially offset by decreased favorable net prior year development. Catastrophe losses were $18 million after-tax for the three months ended September 30, 2012 as compared to $32 million after-tax for the same period in 2011. Net operating results decreased $9 million for our non-core segments, primarily due to unfavorable morbidity in our long term care business.

Favorable net prior year development of $47 million and $72 million was recorded for the three months ended September 30, 2012 and 2011 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended September 30, 2012 and 2011 is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $49 million for the three months ended September 30, 2012 as compared with the same period in 2011, primarily driven by the acquisition of Hardy. See the Segment Results section of this MD&A for further discussion.
Nine Month Comparison
Net income increased $218 million for the nine months ended September 30, 2012 as compared with the same period in 2011. This increase was due to improved net operating income and increased net realized investment gains.
Net realized investment gains increased $41 million for the nine months ended September 30, 2012 as compared with the same period in 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $176 million for the nine months ended September 30, 2012 as compared with the same period in 2011. Net operating income increased $159 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to higher net investment income, driven by favorable limited partnership income, and lower catastrophe losses. Catastrophe losses were $80 million after-tax for the nine months ended September 30, 2012 as compared to $133 million after-tax for the same period in 2011. Net operating results improved $17 million for our non-core segments, driven by results in our Life and Group Non-Core segment.
Favorable net prior year development of $165 million and $179 million was recorded for the nine months ended September 30, 2012 and 2011 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the nine months ended September 30, 2012 and 2011 is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $156 million for the nine months ended September 30, 2012 as compared with the same period in 2011, driven by increases in CNA Commercial and CNA Specialty, and the acquisition of Hardy. See the Segment Results section of this MD&A for further discussion.

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
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2012	2011	2012	2011
Net written premiums	$723	$750	$2,206	$2,172
Net earned premiums	738	741	2,163	2,098
Net investment income	159	85	446	371
Net operating income (loss)	136	83	374	326
Net realized investment gains (losses), after-tax	—	(5)	12	5
Net income (loss)	136	78	386	331
Ratios
Loss and loss adjustment expense	62.5%	65.5%	63.6%	63.6%
Expense	31.0	29.8	31.5	30.6
Dividend	0.2	(0.6)	—	(0.2)
Combined	93.7%	94.7%	95.1%	94.0%
Three Month Comparison
Net written premiums for CNA Specialty decreased $27 million for the three months ended September 30, 2012 as compared with the same period in 2011. This decrease was primarily due to lower new business levels in certain lines, partially offset by continued positive rate achievement. Net earned premiums decreased $3 million as compared with the same period in 2011. This decrease was primarily due to favorable premium development recorded in 2011, partially offset by the impact of increased net written premiums over recent quarters. Further information on premium development is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
CNA Specialty's average rate increased 5% for the three months ended September 30, 2012, as compared with flat average rate for the three months ended September 30, 2011 for the policies that renewed in each period. Retention of 86% and 87% was achieved in each respective period.
Net income increased $58 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was driven by higher net operating income.
Net operating income increased $53 million for the three months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher net investment income.
The combined ratio decreased 1.0 point for the three months ended September 30, 2012 as compared with the same period in 2011. The loss ratio decreased 3.0 points, due to the impact of increased favorable net prior year development and an improved current accident year loss ratio. The expense ratio increased 1.2 points for the three months ended September 30, 2012 as compared with the same period in 2011, primarily due to the impact of favorable premium development in 2011.
Favorable net prior year development of $40 million and $31 million was recorded for the three months ended September 30, 2012 and 2011. Further information on CNA Specialty's net prior year development for the three months ended September 30, 2012 and 2011 is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Specialty increased $34 million for the nine months ended September 30, 2012 as compared with the same period in 2011, driven by increased rate, partially offset by lower new business levels in certain lines. Net earned premiums increased $65 million as compared with the same period in 2011, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 4% for the nine months ended September 30, 2012, as compared with flat average rate for the nine months ended September 30, 2011 for the policies that renewed in each period. Retention of 86% was achieved in each respective period.
Net income increased $55 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to the same reason discussed above in the three month comparison.
Net operating income increased $48 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher net investment income and the inclusion of our Surety business on a wholly-owned basis in 2012. These favorable impacts were partially offset by decreased favorable net prior year development and decreased current accident year underwriting results.
The combined ratio increased 1.1 points for the nine months ended September 30, 2012 as compared with the same period in 2011. The loss ratio remained unchanged as the impact of an improved current accident year loss ratio was offset by decreased favorable net prior year development. The expense ratio increased 0.9 points for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to increased underwriting expenses and the impact of favorable premium development in 2011.
Favorable net prior year development of $95 million and $106 million was recorded for the nine months ended September 30, 2012 and 2011. Further information on CNA Specialty's net prior year development for the nine months ended September 30, 2012 and 2011 is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2012 and December 31, 2011 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2012	December 31, 2011
Gross Case Reserves	$2,435	$2,441
Gross IBNR Reserves	4,418	4,399
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,853	$6,840
Net Case Reserves	$2,112	$2,086
Net IBNR Reserves	4,010	3,937
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,122	$6,023

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2012	2011	2012	2011
Net written premiums	$811	$836	$2,543	$2,544
Net earned premiums	840	848	2,452	2,418
Net investment income	230	115	646	569
Net operating income (loss)	125	47	321	213
Net realized investment gains (losses), after-tax	7	(9)	22	9
Net income (loss)	132	38	343	222
Ratios
Loss and loss adjustment expense	70.5%	68.7%	71.3%	74.7%
Expense	35.2	33.8	35.2	34.6
Dividend	0.3	0.4	0.3	0.2
Combined	106.0%	102.9%	106.8%	109.5%
Three Month Comparison
Net written premiums for CNA Commercial decreased $25 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net written premiums for the three months ended September 30, 2011 included $38 million related to FICOH, which was sold in the fourth quarter of 2011. Excluding FICOH, the increase in net written premiums was primarily driven by continued positive rate achievement. Net earned premiums decreased $8 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net earned premiums for the three months ended September 30, 2011 included $35 million related to FICOH. Excluding FICOH, the increase in net earned premiums was driven by the increase in net written premiums over recent quarters.
CNA Commercial's average rate increased 8% for the three months ended September 30, 2012, as compared with an increase of 2% for the three months ended September 30, 2011 for the policies that renewed in each period. Retention of 79% was achieved in each respective period.
Net income increased $94 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was due to increased net operating income and improved net realized investment results.
Net operating income increased $78 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to higher net investment income and lower catastrophe losses. These favorable impacts were partially offset by decreased favorable net prior year development. Furthermore, income tax expense of $22 million was recorded in 2011 due to an increase in the tax rate applicable to the undistributed earnings of FICOH, which was under contract for sale.
The combined ratio increased 3.1 points for the three months ended September 30, 2012 as compared with the same period in 2011. The loss ratio increased 1.8 points, primarily due to the impacts of less favorable net prior year development, partially offset by lower catastrophe losses and an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $24 million, or 2.8 points of the loss ratio, for the three months ended September 30, 2012, as compared to $46 million, or 5.5 points of the loss ratio, for the three months ended September 30, 2011.
The expense ratio increased 1.4 points for the three months ended September 30, 2012 as compared with the same period in 2011, primarily due to higher underwriting expenses and the favorable impact of recoveries in 2011 on insurance receivables written off in prior years.

Favorable net prior year development of $3 million and $53 million was recorded for the three months ended September 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the three months ended September 30, 2012 and 2011 is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Comparison
Net written premiums and net earned premiums for CNA Commercial decreased $1 million and increased $34 million for the nine months ended September 30, 2012 as compared with the same period in 2011. Net written premiums and net earned premiums for the nine months ended September 30, 2011 included $110 million and $103 million related to FICOH. Excluding FICOH, the increase in net written premiums was due to the same reason discussed above in the three month comparison. Excluding FICOH, the increase in net earned premiums was driven by the increase in net written premiums over recent quarters and favorable premium development recorded in 2012. Further information on premium development is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
CNA Commercial's average rate increased 6% for the nine months ended September 30, 2012 as compared with an increase of 2% for the nine months ended September 30, 2011 for the policies that renewed in each period. Retention of 78% and 79% was achieved in each respective period.
Net income increased $121 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to increased net operating income.
Net operating income increased $108 million for the nine months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to lower catastrophe losses and higher net investment income, as well as the tax expense item in 2011 discussed above in the three month comparison. These favorable impacts were partially offset by decreased favorable net prior year development.
The combined ratio improved 2.7 points for the nine months ended September 30, 2012 as compared with the same period in 2011. The loss ratio improved 3.4 points, primarily due to the impacts of lower catastrophe losses and an improved current accident year non-catastrophe loss ratio, partially offset by decreased favorable net prior year development. Catastrophe losses were $115 million, or 4.7 points of the loss ratio, for the nine months ended September 30, 2012, as compared to $195 million, or 8.1 points of the loss ratio, for the nine months ended September 30, 2011.
The expense ratio increased 0.6 points for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years.
Favorable net prior year development of $66 million and $78 million was recorded for the nine months ended September 30, 2012 and 2011. Further information on CNA Commercial net prior year development for the nine months ended September 30, 2012 and 2011 is included in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2012 and December 31, 2011 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30, 2012	December 31, 2011
(In millions)
Gross Case Reserves	$6,129	$6,266
Gross IBNR Reserves	5,097	5,243
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,226	$11,509
Net Case Reserves	$5,604	$5,720
Net IBNR Reserves	4,536	4,670
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,140	$10,390

Hardy
The following table details the results of operations for Hardy. On July 2, 2012, we completed the acquisition of Hardy, a specialized Lloyd's underwriter. Through Lloyd's Syndicate 382, Hardy underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. Syndicate 382 has £330 million of underwriting capacity for the 2012 year of account. The results below only reflect Hardy's share of Syndicate 382's results. Third party capital providers provided 25% of Syndicate 382's capital for the 2012 year of account and 7.5% for the 2011 year of account. We will provide 100% of the capital for the 2013 year of account.
Results of Operations

Period ended September 30	Three Months
(In millions, except ratios)	2012
Net written premiums	$56
Net earned premiums	64
Net investment income	2
Net operating income (loss)	3
Net realized investment gains (losses), after-tax	(1)
Net income (loss)	2
Ratios
Loss and loss adjustment expense	33.3%
Expense	52.5
Dividend	—
Combined	85.8%
Results
The composition of net earned premiums for Hardy was $26 million for marine and aviation, $18 million for non-marine property, $11 million for property treaty reinsurance and $9 million for specialty lines.
Hardy's average rate increased 1% for the three months ended September 30, 2012 for the policies that renewed in the period. Retention of 72% was achieved in the period.
Net operating income included pretax amortization expense of $24 million related to intangible assets and favorable net prior year development of $6 million. No catastrophe losses were incurred in the period. Further information on Hardy's amortization expense is included in Note B to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

September 30, 2012
(In millions)
Gross Case Reserves	$341
Gross IBNR Reserves	125
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$466
Net Case Reserves	$188
Net IBNR Reserves	77
Total Net Carried Claim and Claim Adjustment Expense Reserves	$265

Life & Group Non-Core
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Net earned premiums	$141	$142	$421	$427
Net investment income	201	190	600	567
Net operating income (loss)	(22)	(14)	(38)	(51)
Net realized investment gains (losses), after-tax	(2)	(3)	9	(5)
Net income (loss)	(24)	(17)	(29)	(56)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended September 30, 2012 as compared with the same period in 2011. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss increased $7 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to unfavorable morbidity in our long term care business.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $6 million for the nine months ended September 30, 2012 as compared with the same period in 2011.
Net loss decreased $27 million for the nine months ended September 30, 2012 as compared with the same period in 2011. This decrease was primarily due to improved net realized investment results, a significant gain related to a benefit on a life settlement contract, as well as the impact of unfavorable performance on our remaining pension deposit business in 2011.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Net investment income	$9	$4	$25	$24
Net operating income (loss)	(26)	(25)	(66)	(70)
Net realized investment gains (losses), after-tax	1	1	1	(7)
Net income (loss)	(25)	(24)	(65)	(77)
Three Month Comparison
Net loss increased $1 million for the three months ended September 30, 2012 as compared with the same period in 2011. This increase was primarily due to the $10 million impact of a release of a previously established allowance for uncollectible reinsurance receivables arising from a change in estimate in 2011. This unfavorable impact was partially offset by decreased unfavorable net prior year development and higher net investment income.
Unfavorable net prior year development of $2 million and $12 million was recorded for the three months ended September 30, 2012 and 2011.
Nine Month Comparison
Net loss decreased $12 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily due to improved net realized investment results and lower interest expense.
Unfavorable net prior year development of $2 million and $5 million was recorded for the nine months ended September 30, 2012 and 2011.
The following table summarizes the gross and net carried reserves as of September 30, 2012 and December 31, 2011 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30, 2012	December 31, 2011
(In millions)
Gross Case Reserves	$1,234	$1,321
Gross IBNR Reserves	1,596	1,808
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,830	$3,129
Net Case Reserves	$310	$347
Net IBNR Reserves	231	244
Total Net Carried Claim and Claim Adjustment Expense Reserves	$541	$591

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities	$507	$494	$1,528	$1,505
Short term investments	2	2	5	6
Limited partnership investments	89	(93)	184	32
Equity securities	4	4	10	16
Mortgage loans	5	2	13	6
Trading portfolio	7	(1)	18	5
Other	—	1	3	6
Gross investment income	614	409	1,761	1,576
Investment expense	(13)	(15)	(42)	(45)
Net investment income	$601	$394	$1,719	$1,531
Net investment income for the three months ended September 30, 2012 increased $207 million as compared with the same period in 2011. The increase was primarily driven by a significant increase in limited partnership investment results.
Net investment income for the nine months ended September 30, 2012 increased $188 million as compared with the same period in 2011. The increase was primarily driven by a significant increase in limited partnership investment income and an increase in fixed maturity securities income. The increase in fixed maturity securities income was driven by a higher invested asset base and a favorable net impact of changes in estimates of prepayments for asset-backed securities. These favorable impacts were partially offset by the effect of purchasing new investments at lower market interest rates.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.4% and 5.5% for the nine months ended September 30, 2012 and 2011. Tax-exempt municipal bonds generated $70 million and $205 million of net investment income for the three and nine months ended September 30, 2012 compared with $60 million and $174 million of net investment income for the same periods in 2011.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2012	2011	2012	2011
Fixed maturity securities:
Corporate and other bonds	$48	$(28)	$91	$63
States, municipalities and political subdivisions	(16)	13	11	3
Asset-backed	(7)	(15)	(36)	(62)
U.S. Treasury and obligations of government-sponsored enterprises	1	—	3	1
Foreign government	—	1	4	3
Redeemable preferred stock	—	—	—	3
Total fixed maturity securities	26	(29)	73	11
Equity securities	(15)	(1)	(14)	(3)
Derivative securities	(1)	1	(1)	—
Short term investments and other	(2)	2	8	(7)
Net realized investment gains (losses), net of participating policyholders’ interests	8	(27)	66	1
Income tax (expense) benefit on net realized investment gains (losses)	(3)	10	(23)	1
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—
Net realized investment gains (losses) attributable to CNA	$5	$(16)	$43	$2
Net realized investment results improved $21 million and $41 million for the three and nine month periods ended September 30, 2012 as compared with the same periods in 2011. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note D to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at September 30, 2012 and December 31, 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. At September 30, 2012 and December 31, 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

	September 30, 2012		December 31, 2011
(In millions)		%		%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,743	11%	$4,760	12%
AAA rated	3,362	8	3,421	8
AA and A rated	19,274	45	17,807	45
BBB rated	11,788	28	10,790	27
Non-investment grade	3,138	8	3,159	8
Total	$42,305	100%	$39,937	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $2,961 million and $3,200 million at September 30, 2012 and December 31, 2011.
The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

	September 30, 2012		December 31, 2011
(In millions)		%		%
BB	$1,448	46%	$1,484	47%
B	762	24	867	27
CCC - C	707	23	689	22
D	221	7	119	4
Total	$3,138	100%	$3,159	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by rating distribution as of September 30, 2012.
Gross Unrealized Losses by Ratings Distribution

September 30, 2012	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$453	19%	$46	25%
AAA	200	8	5	3
AA	350	15	54	29
A	305	13	11	6
BBB	519	22	29	16
Non-Investment Grade	563	23	40	21
Total	$2,390	100%	$185	100%
The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Maturity Profile

September 30, 2012	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$218	9%	$14	8%
Due after one year through five years	802	34	24	13
Due after five years through ten years	763	32	76	41
Due after ten years	607	25	71	38
Total	$2,390	100%	$185	100%

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
Effective Durations

	September 30, 2012		December 31, 2011
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,261	11.4	$13,820	11.5
Other interest sensitive investments	29,070	3.8	28,071	3.9
Total	$44,331	6.5	$41,891	6.4
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
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	September 30, 2012	December 31, 2011
(In millions)
Short term investments:
Commercial paper	$1,167	$411
U.S. Treasury securities	593	903
Money market funds	433	45
Other	291	282
Total short term investments	$2,484	$1,641

European Exposure
Our fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings.
European Exposure

September 30, 2012	Corporate		Sovereign	Total
(In millions)	Financial Sector	Other Sectors
AAA	$212	$70	$120	$402
AA	217	115	31	363
A	909	712	5	1,626
BBB	312	1,079	7	1,398
Non-investment grade	33	217	—	250
Total fair value	$1,683	$2,193	$163	$4,039
Total amortized cost	$1,598	$1,941	$159	$3,698
European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity's management location, country of primary listing, revenue and reporting currency. The acquisition of Hardy increased the fair value and amortized cost of European exposure by $89 million as of September 30, 2012. As of September 30, 2012, securities with a fair value and amortized cost of $1,951 million and $1,777 million relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $311 million and $300 million pertain to Greece, Italy, Ireland, Portugal and Spain, commonly referred to as “GIIPS.”

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our principal operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2012, net cash provided by operating activities was $993 million as compared with $813 million for the same period in 2011. Cash provided by operating activities was favorably affected by increased investment income receipts in 2012 as compared with the same period in 2011. In addition, we received a $75 million federal income tax refund in 2012.
Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase or sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2012, net cash used by investing activities was $747 million as compared with $217 million for the same period in 2011. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Additionally, during 2012, we acquired Hardy.
Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the nine months ended September 30, 2012, net cash used by financing activities was $195 million as compared with $588 million for the same period in 2011. During 2011, we purchased the noncontrolling interest of Surety.
Common Stock Dividends
Dividends of $0.15 per share were declared and paid in the third quarter of 2012. On October 26, 2012, we declared a quarterly dividend of $0.15 per share, payable November 29, 2012 to stockholders of record on November 13, 2012. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term.
During 2012, we entered into a new credit agreement with a syndicate of banks. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At our election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. Under the new credit agreement we are required to pay a facility fee which would adjust automatically in the event of a change in our financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. In addition, our previous credit agreement was canceled as of the effective date of the new credit agreement. As of September 30, 2012, we had no outstanding borrowings under the new credit agreement.
During 2012, CCC repaid to CNAF the $250 million outstanding balance of the $1.0 billion surplus note which was originally issued in 2008. Additionally, CCC paid a dividend of $300 million. As of September 30, 2012, CCC is able to pay approximately $690 million of dividends during the remainder of 2012 that would not be subject to the prior approval of the Illinois Department of Insurance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2012. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.
As of September 30, 2012, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012.
Changes in Internal Control over Financial Reporting
On July 2, 2012, we completed the acquisition of Hardy. Hardy's existing disclosure controls and procedures supported their financial reporting as a separate publicly-traded company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Hardy from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating Hardy's controls over financial reporting with ours. We expect to complete this integration by June 30, 2013.
Other than as noted above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note H to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits
See Exhibit Index.

Part II. Other Information
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated:	October 30, 2012	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE