Form 10-K
period 2012-12-31
CNA FINANCIAL CORP
filed 2013-02-21
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 15, 2013, 269,465,879 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $735 million based on the closing price of $27.72 per share of the common stock on the New York Stock Exchange on June 30, 2012.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2013 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, Hardy Underwriting Bermuda Limited and its subsidiaries and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2012.
Our insurance products primarily include commercial property and casualty coverages, including surety. Our services include risk management, information services, warranty and claims administration. Our products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups.
Our core business, commercial property and casualty insurance operations, is reported in three business segments: CNA Specialty, CNA Commercial and Hardy. Our non-core businesses are managed in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their product lines and markets. Discussions of each segment, including the products offered, customers served, and distribution channels used, are set forth in the Management's Discussion and Analysis (MD&A) included under Item 7 and in Note O to the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,800 individual companies that sell property and casualty insurance in the United States. Based on 2011 statutory net written premiums, we are the seventh largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.
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
Hardy, a specialized Lloyd's of London (Lloyd's) underwriter, is also supervised by the Council of Lloyd's, which is the franchisor for all Lloyd's operations. The Council of Lloyd's has wide discretionary powers to regulate Lloyd's underwriting, such as establishing the capital requirements for syndicate participation. In addition, the annual business plans of each syndicate are subject to the review and approval of the Lloyd's Franchise Board, which is responsible for business planning and monitoring for all syndicates.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our European operations. In addition, global regulators, including the United States National Association of Insurance Commissioners, are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision. Among the areas being addressed are company and group capital requirements, group supervision and enterprise risk management. It is not currently clear to what extent or how the activities of the IAIS will impact the Company or U.S. insurance regulation.
Domestic insurers are also required by the state insurance regulators to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each state.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act expanded the federal presence in insurance oversight and may increase the regulatory requirements to which we may be subject. The Act's requirements include streamlining the state-based regulation of reinsurance and nonadmitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). The Act also established a new Federal Insurance Office within the U.S. Department of the Treasury. The Act called for numerous studies and contemplates further regulation.
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
Employee Relations
As of December 31, 2012, we had approximately 7,500 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note K to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.
Direct Written Premiums

Years ended December 31	Percent of Total
	2012	2011	2010
California	9.5%	9.4%	9.3%
Texas	7.4	6.7	6.5
New York	7.1	6.7	6.8
Illinois	6.5	4.9	4.0
Florida	5.8	6.1	6.1
New Jersey	3.5	3.5	3.5
Pennsylvania	3.4	3.4	3.4
Canada	3.0	3.0	2.9
All other states, countries or political subdivisions	53.8	56.3	57.5
Total	100.0%	100.0%	100.0%
Approximately 9.2%, 8.8% and 6.9% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2012, 2011 and 2010.
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

Schedule of Loss Reserve Development

Calendar Year Ended	2002	2003	2004	2005	2006	2007	2008	2009	2010 (a)	2011	2012 (b)
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$25,719	$31,284	$31,204	$30,694	$29,459	$28,415	$27,475	$26,712	$25,412	$24,228	$24,696
Originally reported ceded recoverable	10,490	13,847	13,682	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075
Originally reported net reserves for unpaid claim and claim adjustment expenses	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621
Cumulative net paid as of:
One year later	$5,373	$4,382	$2,651	$3,442	$4,436	$4,308	$3,930	$3,762	$3,472	$4,277	$—
Two years later	8,768	6,104	4,963	7,022	7,676	7,127	6,746	6,174	6,504	—	—
Three years later	9,747	7,780	7,825	9,620	9,822	9,102	8,340	8,374	—	—	—
Four years later	10,870	10,085	9,914	11,289	11,312	10,121	9,863	—	—	—	—
Five years later	12,814	11,834	11,261	12,465	11,973	11,262	—	—	—	—	—
Six years later	14,320	12,988	12,226	12,917	12,858	—	—	—	—	—	—
Seven years later	15,291	13,845	12,551	13,680	—	—	—	—	—	—	—
Eight years later	16,022	14,073	13,245	—	—	—	—	—	—	—	—
Nine years later	16,180	14,713	—	—	—	—	—	—	—	—	—
Ten years later	16,754	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	$15,229	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621
One year later	17,650	17,671	18,513	20,588	21,601	21,463	21,021	20,643	18,923	19,081	—
Two years later	18,248	19,120	19,044	20,975	21,706	21,259	20,472	20,237	18,734	—	—
Three years later	19,814	19,760	19,631	21,408	21,609	20,752	20,014	20,012	—	—	—
Four years later	20,384	20,425	20,212	21,432	21,286	20,350	19,784	—	—	—	—
Five years later	21,076	21,060	20,301	21,326	20,982	20,155	—	—	—	—	—
Six years later	21,769	21,217	20,339	21,060	20,815	—	—	—	—	—	—
Seven years later	21,974	21,381	20,142	20,926	—	—	—	—	—	—	—
Eight years later	22,168	21,199	20,023	—	—	—	—	—	—	—	—
Nine years later	22,016	21,100	—	—	—	—	—	—	—	—	—
Ten years later	21,922	—	—	—	—	—	—	—	—	—	—
Total net (deficiency) redundancy	$(6,693)	$(3,663)	$(2,501)	$(670)	$566	$1,315	$1,478	$1,176	$618	$180	$—
Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$21,922	$21,100	$20,023	$20,926	$20,815	$20,155	$19,784	$20,012	$18,734	$19,081	$—
Re-estimated ceded recoverable	16,903	15,273	14,131	11,455	9,131	7,728	6,686	6,032	6,536	5,316	—
Total gross re-estimated reserves	$38,825	$36,373	$34,154	$32,381	$29,946	$27,883	$26,470	$26,044	$25,270	$24,397	$—
Total gross (deficiency) redundancy	$(13,106)	$(5,089)	$(2,950)	$(1,687)	$(487)	$532	$1,005	$668	$142	$(169)	$—
Net (deficiency) redundancy related to:
Asbestos	$(827)	$(177)	$(123)	$(113)	$(112)	$(107)	$(79)	$—	$—	$—	$—
Environmental pollution	(282)	(209)	(209)	(159)	(159)	(159)	(76)	—	—	—	—
Total asbestos and environmental pollution	(1,109)	(386)	(332)	(272)	(271)	(266)	(155)	—	—	—	—
Core (Non-asbestos & environmental pollution)	(5,584)	(3,277)	(2,169)	(398)	837	1,581	1,633	1,176	618	180	—
Total net (deficiency) redundancy	$(6,693)	$(3,663)	$(2,501)	$(670)	$566	$1,315	$1,478	$1,176	$618	$180	$—

(a)
Effective January 1, 2010, we ceded approximately $1.5 billion of net asbestos and environmental pollution claim and allocated claim adjustment expense reserves relating to our continuing operations under a retroactive reinsurance agreement with an aggregate limit of $4 billion, as further discussed in Note G to the Consolidated Financial Statements included under Item 8.

(b)
On July 2, 2012, we acquired Hardy Underwriting Bermuda Limited. As a result of this acquisition, net reserves were increased by $291 million. Further information on this acquisition is set forth in Note B to the Consolidated Financial Statements included under Item 8.

Additional information regarding our property and casualty claim and claim adjustment expense reserves and reserve development is set forth in the MD&A included under Item 7 and in Notes A and G to the Consolidated Financial Statements included under Item 8.
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
We also make available free of charge on or through our internet website at www.cna.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 333 S. Wabash Avenue, Chicago, IL 60604, Attn: Jonathan D. Kantor, Executive Vice President, General Counsel and Secretary.

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
If we determine that our recorded insurance reserves are insufficient to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, we may need to increase our insurance reserves.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claims and coverage issues include:

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

Our key assumptions used to determine reserves for long term care products and payout annuity contracts could vary significantly from actual experience.
Our reserves for long term care products and payout annuity contracts are based on certain key assumptions including morbidity, mortality, policy persistency (the percentage of policies remaining in force) and discount rates (which are impacted by expected investment yields). A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving may result in shortfalls in investment income on assets supporting policy obligations, which may require changes to reserves. These assumptions, while based on historical data and industry experience and monitored consistently, are critical bases for reserve estimates and are inherently uncertain. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Catastrophe losses are unpredictable and could result in material losses.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, and reinsurance reinstatement premiums, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result, catastrophe losses are particularly difficult to estimate.
As our claim experience develops on a specific catastrophe, we may be required to adjust our reserves, or take unfavorable net prior year development, to reflect our revised estimates of the total cost of claims.
We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in material losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability.
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
We may not be able to collect amounts owed to us by reinsurers, which could result in higher net incurred losses.
We have significant amounts recoverable from reinsurers which are reported as receivables on our Consolidated Balance Sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. In the past, certain of our reinsurance carriers have experienced credit downgrades by rating agencies within the term of our contractual relationship. Such action increases the likelihood that we will not be able to recover amounts due. In addition, reinsurers could dispute amounts which we believe are due to us. If we are not able to collect the amounts due to us from reinsurers for any of the foregoing reasons, our net incurred losses will be higher.
We may not be able to collect amounts owed to us by policyholders who hold deductible policies, which could result in higher net incurred losses.
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
Our valuation of investments and impairment of securities requires significant judgment, which is inherently uncertain.
We exercise significant judgment in analyzing and validating fair values, which are primarily provided by third parties, for securities in our investment portfolio, including those that are not regularly traded in active markets. We also exercise significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. The valuation of residential and commercial mortgage and other asset-backed securities can be particularly sensitive to fairly small changes in collateral performance.
Due to the inherent uncertainties involved with these judgments, we may incur unrealized losses and conclude that other-than-temporary write downs of our investments are required.
Any significant interruption in the operation of our facilities, systems and business functions could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships, necessary business functions (such as Internet support and 24-hour call centers), processing new and renewal business, and processing and paying claims and other obligations. Our facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including, without limitation, natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics, utility outages, interruptions of our data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. Likewise, we could experience a significant failure or corruption of one or more of our information technology, telecommunications, or other systems for various reasons, including significant failures that might occur as existing systems are replaced or upgraded.
The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions. This could result in a materially adverse effect on our business results, prospects, and liquidity, as well as damage to customer goodwill.
Loss of key vendor relationships or failure of a vendor to protect personal information of our customers, claimants or employees could result in a materially adverse effect on our operations.
We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses.
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
Insurance companies such as us are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business. If we are required to record a material charge against earnings in connection with a change in estimate or the occurrence of an event, or if we incur significant losses related to our investment portfolio, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital.
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
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our working capital needs, are limited by insurance regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary insurance regulator are generally limited to amounts determined by formula which varies by jurisdiction. The formula for the majority of domestic states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some jurisdictions, including certain domestic states, however, have an additional stipulation that dividends cannot exceed the prior year's earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
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
The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of our policyholders rather than our investors. Each jurisdiction in which we do business has established supervisory agencies that regulate the manner in which we do business. In addition, the Lloyd's marketplace sets rules under which its members, including our Hardy syndicate, operate.
These rules and regulations relate to, among other things, the following:

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

Location	Amount (Square Feet) of Building Owned and Occupied or Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	732,332	Principal executive offices of CNAF
401 Penn Street, Reading, Pennsylvania	169,941	Property and casualty insurance offices
2405 Lucien Way, Maitland, Florida	111,724	Property and casualty insurance offices
125 S. Broad Street, New York, New York	68,935	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	64,789	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	56,281	Property and casualty insurance offices
600 N. Pearl Street, Dallas, Texas	50,088	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	49,957	Property and casualty insurance offices
4267 Meridian Parkway, Aurora, Illinois	46,903	Data center
10375 Park Meadows Drive, Littleton, Colorado	41,706	Property and casualty insurance offices
We lease the office space described above except for the buildings in Chicago, Illinois, Reading, Pennsylvania and Aurora, Illinois, which are owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on our legal proceedings is set forth in Note H to the Consolidated Financial Statements included under Item 8.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol CNA.
As of February 15, 2013, we had 269,465,879 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,289 stockholders of record as of February 15, 2013 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in the fourth quarter of 2012.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2012			2011
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$29.73	$26.70	$0.15	$30.26	$26.47	$0.10
Second	30.67	26.87	0.15	31.04	28.56	0.10
Third	28.35	25.91	0.15	29.42	21.89	0.10
Fourth	29.57	27.06	0.15	27.04	21.58	0.10
The following graph compares the total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2007 through December 31, 2012. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2007 and that dividends, if any, were reinvested.
Stock Price Performance Graph

Company / Index	2007	2008	2009	2010	2011	2012
CNA Financial Corporation	100.00	49.53	72.31	81.50	81.78	87.50
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 500 Property & Casualty Insurance Index	100.00	70.59	79.30	86.39	86.18	103.51

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

Years ended December 31
(In millions, except per share data)	2012 (a)	2011	2010	2009	2008
Results of Operations:
Revenues	$9,547	$8,949	$9,209	$8,472	$7,799
Income (loss) from continuing operations, net of tax	$628	$629	$780	$482	$(246)
Income (loss) from discontinued operations, net of tax	—	(1)	(21)	(2)	9
Net (income) loss attributable to noncontrolling interests, net of tax	—	(16)	(68)	(62)	(57)
Net income (loss) attributable to CNA	$628	$612	$691	$418	$(294)
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$2.33	$2.27	$2.36	$1.11	$(1.19)
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	(0.08)	(0.01)	0.03
Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$2.33	$2.27	$2.28	$1.10	$(1.16)
Dividends declared per common share	$0.60	$0.40	$—	$—	$0.45
Financial Condition:
Total investments	$47,636	$44,373	$42,655	$41,996	$35,003
Total assets	58,522	55,110	55,252	55,218	51,609
Insurance reserves	40,005	37,554	37,590	38,263	38,771
Long and short term debt	2,570	2,608	2,651	2,303	2,058
Total CNA stockholders' equity	12,314	11,488	10,882	10,587	6,805
Book value per common share	$45.71	$42.66	$40.44	$35.64	$20.65
____________________

(a)
On July 2, 2012, we acquired Hardy Underwriting Bermuda Limited and its subsidiaries. The results of Hardy are included from the date of acquisition. Further information on the acquisition of Hardy is set forth in Note B to the Consolidated Financial Statements included under Item 8.

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
Acquisition of Hardy
On July 2, 2012, we acquired Hardy Underwriting Bermuda Limited and its subsidiaries, a specialized Lloyd's underwriter. Hardy has business operations in the United Kingdom, Bermuda, Bahrain, Guernsey and Singapore. The acquisition of Hardy aligns with our specialized underwriting focus and will be a key platform for expanding our global business through the Lloyd's marketplace. The Lloyd's market provides access to international licenses, sophisticated excess and surplus insurance business and other syndicated risks. Hardy continues to operate under its own brand and its existing leadership team.
Further information on the acquisition of Hardy is set forth in Note B to the Consolidated Financial Statements included under Item 8.
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
We have adjusted our previously reported financial information included herein, to reflect the change in accounting guidance for costs associated with acquiring or renewing insurance contracts. This MD&A gives effect to the adjustment of the Consolidated Financial Statements. See Note A to the Consolidated Financial Statements included under Item 8 for additional information.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Years ended December 31
(In millions)	2012	2011	2010
Operating Revenues
Net earned premiums	$6,882	$6,603	$6,515
Net investment income	2,282	2,054	2,316
Other revenues	320	294	292
Total operating revenues	9,484	8,951	9,123
Claims, Benefits and Expenses
Net incurred claims and benefits	5,867	5,476	4,955
Policyholders' dividends	29	13	30
Amortization of deferred acquisition costs	1,274	1,176	1,168
Other insurance related expenses	1,049	980	1,016
Other expenses	456	433	928
Total claims, benefits and expenses	8,675	8,078	8,097
Operating income (loss) from continuing operations before income tax	809	873	1,026
Income tax (expense) benefit on operating income (loss)	(222)	(247)	(296)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	—	(16)	(69)
Net operating income (loss) from continuing operations attributable to CNA	587	610	661
Net realized investment gains (losses), net of participating policyholders' interests	63	(2)	86
Income tax (expense) benefit on net realized investment gains (losses)	(22)	5	(36)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	1
Net realized investment gains (losses) attributable to CNA	41	3	51
Income (loss) from continuing operations attributable to CNA	628	613	712
Loss from discontinued operations attributable to CNA	—	(1)	(21)
Net income (loss) attributable to CNA	$628	$612	$691
2012 Compared with 2011
Net income increased $16 million in 2012 as compared with 2011, driven by increased net realized investment gains, partially offset by lower net operating income.
Net realized investment gains increased $38 million in 2012 as compared with 2011. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $23 million in 2012 as compared with 2011. Net operating income decreased $126 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This decrease was primarily due to higher catastrophe impacts and decreased favorable net prior year development. These unfavorable impacts were partially offset by higher net investment income, driven by significantly favorable limited partnership results. Catastrophe impacts were $270 million after-tax in 2012 as compared to $144 million after-tax in 2011. Catastrophe impacts in 2012 reflect $190 million after-tax related to Storm Sandy, including reinstatement premiums of $10 million after-tax. Net operating results improved $103 million for our non-core segments, primarily related to results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.

Favorable net prior year development of $251 million and $431 million was recorded in 2012 and 2011 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for 2012 and 2011 is included in Note G to the Consolidated Financial Statements included under Item 8.
Net earned premiums increased $279 million in 2012 as compared with 2011 driven by the acquisition of Hardy, a $102 million increase in CNA Specialty and a $66 million increase in CNA Commercial. See the Segment Results section of this MD&A for further discussion.
2011 Compared with 2010
As further discussed in Note G to the Consolidated Financial Statements included under Item 8, on August 31, 2010, we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all our legacy A&EP liabilities were ceded to NICO. We recognized an after-tax loss of $365 million in the third quarter of 2010, of which $344 million related to our continuing operations and $21 million related to our discontinued operations.
Net income decreased $79 million in 2011 as compared with 2010. Excluding the loss associated with the Loss Portfolio Transfer in 2010, net income decreased $444 million in 2011 as compared with 2010 due to lower net operating income and decreased net realized investment gains.
Net realized investment gains decreased $48 million in 2011 as compared with 2010. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $51 million in 2011 as compared with 2010. Excluding the loss associated with the Loss Portfolio Transfer, net operating income decreased $395 million in 2011 as compared with 2010. Net operating income decreased $253 million for our core segments, CNA Specialty and CNA Commercial. This decrease was primarily due to lower net investment income, lower favorable net prior year development, and higher catastrophe losses. Catastrophe losses were $144 million after-tax in 2011 as compared to catastrophe losses of $79 million after-tax in 2010. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results, including lower expenses. Expenses in 2010 were unfavorably impacted by costs associated with our Information Technology (IT) Transformation as discussed below. Net operating results decreased $142 million for our non-core segments, Life & Group Non-Core and Corporate & Other Non-Core. This decrease was primarily due to the 2011 results in our payout annuity business, which were negatively impacted by a $115 million after-tax increase in insurance reserves, due to unlocking actuarial reserve assumptions for anticipated adverse changes in mortality and discount rates, which reflect the current low interest rate environment and our view of expected investment yields. The initial reserving assumptions for these contracts were determined at issuance, including a margin for adverse deviation, and were locked in throughout the life of the contract unless a premium deficiency developed. In 2011, a premium deficiency emerged and the actuarial reserve assumptions were unlocked and revised to management's current best estimates. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
As further discussed in Note P to the Consolidated Financial Statements included under Item 8, we commenced a program during 2010 to significantly transform our IT organization and delivery model. The total costs for this program were $37 million, of which $36 million were incurred in 2010. The savings resulting from this program are being reinvested in IT and other property and casualty underwriting areas necessary to support our business strategies.
Favorable net prior year development of $431 million and $594 million was recorded in 2011 and 2010 related to our CNA Specialty, CNA Commercial and Corporate & Other Non-Core segments. Further information on net prior year development for 2011 and 2010 is included in Note G to the Consolidated Financial Statements included under Item 8.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts include long term care products and payout annuity contracts and are estimated using actuarial estimates about mortality, morbidity and persistency as well as assumptions about expected investment returns. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Reinsurance and Insurance Receivables
An exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, our past experience and current economic conditions. Further information on our reinsurance receivables is included in Note I to the Consolidated Financial Statements included under Item 8.
Additionally, an exposure exists with respect to the collectibility of amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances due from insureds currently or in the future, management's experience and current economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations or equity could be materially adversely impacted.

Valuation of Investments and Impairment of Securities
We classify our fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on our fair value measurements is included in Note E to the Consolidated Financial Statements included under Item 8.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, the relevant industry conditions and trends, and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We have an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on our process for evaluating impairments is included in Note C to the Consolidated Financial Statements included under Item 8.
Long Term Care Products and Payout Annuity Contracts
Future policy benefit reserves for our long term care products and payout annuity contracts are based on certain assumptions including morbidity, mortality, policy persistency, and discount rates, which are impacted by expected investment yields. The adequacy of the reserves are contingent on actual experience related to these key assumptions, which were generally established at time of issue. If actual experience differs from these assumptions, the reserves may not be adequate, requiring us to add to reserves. Therefore, our results of operations or equity could be adversely impacted. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations under our benefit plans. The assumptions that most impact these costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are evaluated relative to current economic factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.
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
Further information on our pension and postretirement benefit obligations is included in Note K to the Consolidated Financial Statements included under Item 8.

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

RESERVES - ESTIMATES AND UNCERTAINTIES
Property and Casualty Claim and Claim Adjustment Expense Reserves
We maintain loss reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note G to the Consolidated Financial Statements included under Item 8.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

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
To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, as further discussed in Note G to the Consolidated Financial Statements included under Item 8, on August 31, 2010 we completed a transaction with NICO, a subsidiary of Berkshire Hathaway Inc., under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010 (Loss Portfolio Transfer).
The Loss Portfolio Transfer is considered a retroactive reinsurance contract. In the event that the cumulative claim and allocated claim adjustment expenses ceded under the Loss Portfolio Transfer exceed the consideration paid, the resulting gain from such excess would be deferred. A cumulative amortization adjustment would be recognized in earnings in the period such excess arises so that the resulting deferred gain would reflect the balance that would have existed if the revised estimate was available at the inception date of the Loss Portfolio Transfer. This accounting generally results in a reserve charge because of the timing difference between the recognition of the gross adverse reserve development and the related ceded reinsurance benefit. However, there is no economic impact as long as the additional losses are within the limit under the contract. Any future adverse prior year development in excess of approximately $230 million would put the Loss Portfolio Transfer into an overall gain position under retroactive reinsurance accounting.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers' compensation, general liability, medical professional liability, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Hardy contains primarily short-tail exposures. Corporate & Other Non-Core contains long-tail exposures.
Various methods are used to project ultimate loss for both long-tail and short-tail exposures including, but not limited to, the following:
•paid development;
•incurred development;
•loss ratio;
•Bornhuetter-Ferguson using paid loss;
•Bornhuetter-Ferguson using incurred loss;
•frequency times severity; and
•stochastic modeling.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid loss. Selection of the paid loss pattern may require consideration of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
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
The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.  Since the method uses more data (case reserves in addition to paid losses) than the paid development method, the incurred development patterns may be less variable than paid patterns. However, selection of the incurred loss pattern typically requires analysis of all of the same factors described above. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.
The loss ratio method multiplies earned premiums by an expected loss ratio to produce ultimate loss estimates for each accident or policy year. This method may be useful for immature accident or policy periods or if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio typically requires analysis of loss ratios from earlier accident or policy years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.
The Bornhuetter-Ferguson method using paid loss is a combination of the paid development method and the loss ratio method. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and typically requires analysis of the same factors described above. This method assumes that future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method typically requires consideration of the same factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. For long-tail lines, this method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
The Bornhuetter-Ferguson method using incurred loss is similar to the Bornhuetter-Ferguson method using paid loss except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method typically requires analysis of the same factors that need to be reviewed for the loss ratio and incurred development methods.
The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
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
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method.  For most of our products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we will not assign any weight to the paid and incurred development methods. We will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods.  For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures.
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
Currently, our recorded reserves are modestly higher than the actuarial point estimate. For CNA Commercial, CNA Specialty and Hardy, the difference between our reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, tort reform roll-backs which may adversely impact claim costs, and the effects from the economy. For Corporate & Other Non-Core, the difference between our reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.
The key assumptions fundamental to the reserving process are often different for various products and accident or policy years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the paid development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. As a result, the effect on reserve estimates of a particular change in assumptions typically cannot be specifically quantified, and changes in these assumptions cannot be tracked over time.
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
Within CNA Specialty, we believe a material deviation to our net reserves is reasonably possible for professional liability and related business. This business includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for this business were approximately $5.3 billion at December 31, 2012.
Within CNA Commercial, the two types of business for which we believe a material deviation to our net reserves is reasonably possible are workers' compensation and general liability.
For CNA Commercial workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers' compensation reserve estimates. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $450 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for CNA Commercial workers' compensation were approximately $4.9 billion at December 31, 2012.
For CNA Commercial general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $250 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for CNA Commercial general liability were approximately $3.8 billion at December 31, 2012.
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
Payout Annuity Reserves
Our payout annuity reserves consist primarily of single premium group and structured settlement annuities. The annuity payments are generally fixed and are either for a specified period or contingent on the survival of the payee. These reserves are discounted except for reserves for loss adjustment expenses on structured settlements not funded by annuities in our property and casualty insurance companies. In 2012 and 2011, we recognized a premium deficiency on our payout annuity reserves. Therefore, the actuarial assumptions established at time of issue have been unlocked and updated to management's then current best estimate. The actuarial assumptions that management believes are subject to the most variability are discount rates and mortality.
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
Sensitivity Analysis

December 31, 2012
Estimated reduction
Hypothetical revisions (In millions)	to pretax income
Discount rate:
50 basis point decline	$131
100 basis point decline	$277
Mortality:
5% decline	$25
10% decline	$51
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
The actuarial assumptions that management believes are subject to the most variability are discount rates, morbidity, and persistency, which can be affected by policy lapses and death. The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur.

It should be noted that our current GAAP long term care reserves contain a level of margin in excess of management's current best estimates. Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin before they would affect results of operations. The estimated impact to results of operations in the table below are after consideration of the existing margin.
Sensitivity Analysis

December 31, 2012
Estimated reduction
Hypothetical revisions (In millions)	to pretax income
Discount rate:
50 basis point decline	$491
100 basis point decline	$1,221
Morbidity:
5% increase	$357
10% increase	$869
Persistency:
5% decline in voluntary lapse and mortality	$208
10% decline in voluntary lapse and mortality	$607
Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
Our core property and casualty commercial insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Hardy underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. The Company acquired Hardy on July 2, 2012. Further information on Hardy is set forth in Note B.
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
Our property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities, and also act as call centers to optimize service. The claims structure consists of two regional claim centers designed to efficiently handle the high volume of low severity claims including property damage, liability, and workers' compensation medical only claims, and 16 principal claim offices handling the more complex claims. In addition, we have underwriting and claim capabilities in Canada and Europe.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) attributable to CNA the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note O to the Consolidated Financial Statements included under Item 8. In evaluating the results of our CNA Specialty, CNA Commercial and Hardy segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note G to the Consolidated Financial Statements included under Item 8.

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
International provides similar management and professional liability insurance and other specialized property and casualty coverages, through similar distribution channels, in Canada and Europe.
Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies. On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of Surety.
Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices.

The following table details the results of operations for CNA Specialty.
Results of Operations

Years ended December 31
(In millions, except ratios)	2012	2011	2010
Net written premiums	$2,924	$2,872	$2,691
Net earned premiums	2,898	2,796	2,679
Net investment income	592	500	591
Net operating income (loss)	504	517	623
Net realized investment gains (losses), after-tax	13	(3)	20
Net income (loss)	517	514	643
Ratios
Loss and loss adjustment expense	63.2%	59.3%	54.0%
Expense	31.5	30.7	30.6
Dividend	0.1	(0.1)	0.5
Combined	94.8%	89.9%	85.1%
2012 Compared with 2011
Net written premiums for CNA Specialty increased $52 million in 2012 as compared with 2011, primarily driven by positive rate achievement, partially offset by lower new business levels in certain lines. Net earned premiums increased $102 million in 2012 as compared with 2011, consistent with increases in net written premiums.
CNA Specialty's average rate increased 5% for 2012, as compared to flat average rate in 2011 for the policies that renewed during those periods. Retention of 86% and 87% was achieved in each period.
Net income increased $3 million in 2012 as compared with 2011. This increase was due to improved net realized investment results, partially offset by lower net operating income.
Net operating income decreased $13 million in 2012 as compared with 2011, primarily due to decreased favorable net prior year development and decreased current accident year underwriting results, partially offset by higher investment income and the inclusion of our Surety business on a wholly-owned basis in 2012.
The combined ratio increased 4.9 points in 2012 as compared with 2011. The loss ratio increased 3.9 points, primarily due to decreased favorable net prior year development as well as the impact of a higher current accident year loss ratio. The expense ratio increased 0.8 points in 2012 as compared with 2011, primarily due to increased acquisition and underwriting expenses.
Favorable net prior year development of $150 million and $245 million was recorded in 2012 and 2011. Further information on CNA Specialty's net prior year development for 2012 and 2011 is included in Note G to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2012 and 2011 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2012	2011
Gross Case Reserves	$2,292	$2,441
Gross IBNR Reserves	4,456	4,399
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,748	$6,840
Net Case Reserves	$2,008	$2,086
Net IBNR Reserves	4,104	3,937
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,112	$6,023
2011 Compared with 2010
Net written premiums for CNA Specialty increased $181 million in 2011 as compared with 2010, primarily driven by new business. Net earned premiums increased $117 million in 2011 as compared with the same period in 2010, consistent with increases in net written premiums in recent quarters and favorable premium development in 2011.
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
The combined ratio increased 4.8 points in 2011 as compared with 2010. The loss ratio increased 5.3 points, primarily due to lower favorable net prior year development as well as the impact of a higher current accident year loss ratio. The 2011 current accident year loss ratio was unfavorably affected by the anticipated loss cost trend that exceeded earned rate levels.
Favorable net prior year development of $245 million and $344 million was recorded in 2011 and 2010. Further information on CNA Specialty's net prior year development for 2011 and 2010 is included in Note G to the Consolidated Financial Statements included under Item 8.

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
These property and casualty products are offered as part of our Small Business, Commercial and International insurance groups. Our Small Business insurance group serves our smaller commercial accounts and the Commercial insurance group serves our middle markets and larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third party administrator. The International insurance group primarily consists of the commercial product lines of our operations in Europe and Canada. During the fourth quarter of 2011, we sold our 50% ownership interest in First Insurance Company of Hawaii (FICOH).
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
The following table details the results of operations for CNA Commercial.
Results of Operations

Years ended December 31
(In millions, except ratios)	2012	2011	2010
Net written premiums	$3,373	$3,350	$3,208
Net earned premiums	3,306	3,240	3,256
Net investment income	854	763	873
Net operating income (loss)	277	367	514
Net realized investment gains (losses), after-tax	27	14	(15)
Net income (loss)	304	381	499
Ratios
Loss and loss adjustment expense	77.9%	70.9%	66.8%
Expense	35.3	34.6	35.4
Dividend	0.3	0.3	0.4
Combined	113.5%	105.8%	102.6%
2012 Compared with 2011
Net written premiums for CNA Commercial increased $23 million in 2012 as compared with 2011. Net written premiums for 2011 included $128 million related to FICOH. Excluding FICOH, the increase in net written premiums was primarily driven by positive rate achievement. Net earned premiums increased $66 million in 2012 as compared with 2011. Net earned premium for 2011 included $125 million related to FICOH. Excluding FICOH, the increase in net earned premiums was driven by the increase in net written premiums and the impact of favorable premium development in 2012 as compared with unfavorable premium development in 2011.
CNA Commercial's average rate increased 7% in 2012, as compared with an increase of 2% in 2011 for the policies that renewed in each period. Retention of 78% was achieved in each period.

Net income decreased $77 million in 2012 as compared with 2011. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $90 million in 2012 as compared with 2011. This decrease was primarily due to higher catastrophe losses and decreased favorable net prior year development. These unfavorable impacts were partially offset by higher net investment income, as well as the tax expense item in 2011 discussed below.
The combined ratio increased 7.7 points in 2012 as compared with 2011. The loss ratio increased 7.0 points, primarily due to the impacts of higher catastrophe losses and decreased favorable net prior year development, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $356 million, or 10.9 points of the loss ratio, for 2012, as compared to $208 million, or 6.4 points of the loss ratio, for 2011. Catastrophe losses in 2012 included $241 million related to Storm Sandy.
The expense ratio increased 0.7 points in 2012 as compared with 2011, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years.
Favorable net prior year development of $81 million and $183 million was recorded in 2012 and 2011. Further information on CNA Commercial net prior year development for 2012 and 2011 is included in Note G to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2012 and 2011 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2012	2011
Gross Case Reserves	$6,146	$6,266
Gross IBNR Reserves	5,180	5,243
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,326	$11,509
Net Case Reserves	$5,611	$5,720
Net IBNR Reserves	4,600	4,670
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,211	$10,390
2011 Compared with 2010
Net written premiums for CNA Commercial increased $142 million in 2011 as compared with 2010. This increase was driven by continued positive rate achievement, improved economic conditions reflected in insured exposures, as well as lower reinsurance costs and higher new business levels in certain business lines.
CNA Commercial's average rate increased 2% for 2011, as compared with an increase of 1% in 2010 for the policies that renewed during those periods. Retention of 78% and 80% was achieved in each period.
Net income decreased $118 million in 2011 as compared with 2010. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $147 million in 2011 as compared with 2010. This decrease was primarily due to lower net investment income, higher catastrophe losses and lower favorable net prior year development. In addition, income tax expense of $22 million was recorded in the third quarter of 2011 due to an increase in the tax rate applicable to the undistributed earnings of a 50% owned subsidiary which was sold later in 2011. The sale resulted in a modest after-tax loss inclusive of this income tax expense. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results, including lower expenses. In 2010, expenses were unfavorably impacted by IT transformation costs, as further discussed in Note P to the Consolidated Financial Statements included under Item 8.

The combined ratio increased 3.2 points in 2011 as compared with 2010. The loss ratio increased 4.1 points, primarily due to lower favorable net prior year development and higher catastrophe losses, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $208 million, or 6.4 points of the loss ratio for 2011, as compared to $113 million, or 3.5 points of the loss ratio, for 2010.
The expense ratio improved 0.8 points in 2011 as compared with 2010, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years and the impact of IT Transformation costs incurred in 2010, as discussed above.
Favorable net prior year development of $183 million and $256 million was recorded in 2011 and 2010. Further information on CNA Commercial net prior year development for 2011 and 2010 is included in Note G to the Consolidated Financial Statements included under Item 8.

Hardy
Business Overview
On July 2, 2012, we completed the acquisition of Hardy. Through Lloyd's Syndicate 382, Hardy underwrites primarily short-tail exposures in the following coverages.
Marine & Aviation provides coverage for a variety of large risks including energy, cargo and specie, marine hull, and general aviation. Energy covers participants in the energy supply, generation and delivery chain, with a primary focus on worldwide upstream oil and gas operations. Products primarily include offshore and onshore property damage, loss of production income and business interruption, construction abandonment, and seepage and pollution. Cargo covers the transportation and storage of a wide range of products and commodities and specie offers coverage for jewelers block and fine art. Marine hull provides coverage for ocean and brown water hull, fishing vessels, yachts and other marine related risks. General aviation primarily consists of rotor wing aircraft.
Non-Marine Property comprises direct and facultative property, including construction insurance of industrial and commercial risks (heavy industry, general manufacturing, commercial property portfolios), together with residential and small commercial risks.
Property Treaty Reinsurance offers catastrophe reinsurance on an excess of loss basis, proportional treaty and excess of loss coverages and crop reinsurance.
Specialty Lines offers coverage for a variety of risks including political violence, accident and health, and financial institutions.
Syndicate 382 has £330 million of underwriting capacity for the 2012 year of account. The results below only reflect Hardy's share of Syndicate 382's results. Third party capital providers provided 25% of Syndicate 382's capital for the 2012 year of account and 7.5% for the 2011 year of account. We have provided 100% of the capital for the 2013 year of account.

The following table details the results of operations for Hardy.
Results of Operations

Period from July 2, 2012 to December 31, 2012
(In millions, except ratios)	2012
Net written premiums	$117
Net earned premiums	120
Net investment income	3
Net operating income (loss)	(23)
Net realized investment gains (losses), after-tax	(1)
Net income (loss)	(24)
Ratios
Loss and loss adjustment expense	60.3%
Expense	57.2
Dividend	—
Combined	117.5%
Results
The composition of net earned premiums for Hardy was $47 million for marine and aviation, $37 million for non-marine property, $18 million for specialty lines and $18 million for property treaty reinsurance. The results reflect reinstatement premiums of $9 million related to Storm Sandy.
Hardy's average rate increased 1% for the six months ended December 31, 2012 for the policies that renewed in the period. Retention of 68% was achieved in the period.
Net operating loss included pretax amortization expense of $43 million related to intangible assets and favorable net prior year development of $8 million. Catastrophe losses related to Storm Sandy and were $17 million, or 17.3 points of the loss ratio and 21.4 points of the combined ratio, reflecting the impact of reinstatement premiums. Further information on Hardy's amortization expense is included in Note B to the Consolidated Financial Statements included under Item 8.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	December 31, 2012
Gross Case Reserves	$333
Gross IBNR Reserves	188
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$521
Net Case Reserves	$192
Net IBNR Reserves	82
Total Net Carried Claim and Claim Adjustment Expense Reserves	$274

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
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31
(In millions)	2012	2011	2010
Net earned premiums	$560	$569	$582
Net investment income	801	759	715
Net operating income (loss)	(90)	(208)	(89)
Net realized investment gains (losses), after-tax	—	(5)	33
Net income (loss)	(90)	(213)	(56)
2012 Compared with 2011
Net earned premiums for Life & Group Non-Core decreased $9 million in 2012 as compared with 2011. Net earned premiums relate primarily to the individual and group long term care businesses. The decrease in earned premiums was primarily due to lapsing of policies in our individual long term care business, which is in run-off, partially offset by increased premiums resulting from rate increase actions related to this business.
Net loss decreased $123 million in 2012 as compared with 2011. The results included the unfavorable impact of a $24 million after-tax charge in 2012 as compared to a $115 million after-tax charge in 2011 related to our payout annuity business, due to unlocking actuarial reserve assumptions. The initial reserving assumptions for these contracts were determined at issuance, including a margin for adverse deviation, and were locked in throughout the life of the contract unless a premium deficiency developed. The increase to the related reserves in 2012 related to anticipated adverse changes in discount rates, which reflect the current low interest rate environment and our view of expected future investment yields. The increase in 2011 related to anticipated adverse changes in mortality and discount rates. Additionally, long term care claim reserves were increased by $20 million after-tax in 2012 and $33 million after-tax in 2011.
The decrease in net loss was also driven by improved results in our life settlement contracts business and the impact of unfavorable performance in 2011 on our remaining pension deposit business.

Net Carried Life & Group Non-Core Policyholder Reserves

December 31, 2012
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business
Long term care	$1,683	$6,879	$—	$—
Payout annuities	637	2,008	—	—
Institutional markets	1	12	100	312
Other	45	4	—	—
Total	$2,366	$8,903	$100	$312

The reserve amounts above are net of $1,272 million of ceded reserves and exclude $162 million of claim and claim adjustment expenses and $1,812 million of future policy benefits relating to Shadow Adjustments, as further discussed in Note A to the Consolidated Financial Statements included under Item 8.

December 31, 2011
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business
Long term care	$1,470	$6,374	$—	$—
Payout annuities	660	1,997	—	—
Institutional markets	1	15	129	417
Other	53	5	—	—
Total	$2,184	$8,391	$129	$417

The reserve amounts above are net of $1,375 million of ceded reserves and exclude $95 million of claim and claim adjustment expenses and $627 million of future policy benefits relating to Shadow Adjustments.
2011 Compared with 2010
Net earned premiums for Life & Group Non-Core decreased $13 million in 2011 as compared with 2010. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss increased $157 million in 2011 as compared with 2010 due to decreased results in our payout annuity, pension deposit and long term care businesses. In 2011, our payout annuity business was negatively impacted by a $115 million after-tax increase in insurance reserves, as discussed above. In 2010, our payout annuity reserves were increased by $39 million pretax and after-tax, resulting from unlocking assumptions. Additionally, long term care claim reserves were increased by $33 million after-tax in 2011.
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
Additionally, the increase in net loss was driven by decreased net realized investment results. The increase in net loss was further driven by favorable reserve development arising from a commutation of an assumed reinsurance agreement in 2010. These unfavorable impacts were partially offset by decreased expenses. In 2010, expenses were unfavorably impacted by the IT transformation costs, as further discussed in Note P to the Consolidated Financial Statements included under Item 8.

Corporate & Other Non-Core
Overview
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. In 2010, we ceded substantially all of our legacy A&EP liabilities under the Loss Portfolio Transfer, as further discussed in Note G to the Consolidated Financial Statements included under Item 8.
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&EP and intersegment eliminations.
Results of Operations

Years ended December 31
(In millions)	2012	2011	2010
Net investment income	$32	$32	$137
Net operating income (loss)	(81)	(66)	(387)
Net realized investment gains (losses), after-tax	2	(3)	13
Net income (loss)	(79)	(69)	(374)
2012 Compared with 2011
Net loss increased $10 million in 2012 as compared with 2011, primarily driven by the favorable impact in 2011 of a prior year tax amount as discussed later in this section, partially offset by increased favorable net prior year development and improved net realized investment results.
Favorable net prior year development of $12 million and $3 million was recorded in 2012 and 2011.
The following table summarizes the gross and net carried reserves as of December 31, 2012 and 2011 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2012	2011
Gross Case Reserves	$1,207	$1,321
Gross IBNR Reserves	1,955	1,808
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,162	$3,129
Net Case Reserves	$292	$347
Net IBNR Reserves	220	244
Total Net Carried Claim and Claim Adjustment Expense Reserves	$512	$591

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

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2012	2011	2010
Fixed maturity securities	$2,022	$2,011	$2,051
Short term investments	5	8	15
Limited partnership investments	251	48	249
Equity securities	12	20	32
Mortgage loans	17	9	2
Trading portfolio	24	9	13
Other	7	7	8
Gross investment income	2,338	2,112	2,370
Investment expense	(56)	(58)	(54)
Net investment income	$2,282	$2,054	$2,316
Net investment income for the year ended December 31, 2012 increased $228 million as compared with the same period in 2011. The increase was primarily driven by a significant increase in limited partnership investment income, increased trading portfolio income and an increase in fixed maturity securities income. Limited partnership results were positively impacted by more favorable equity market returns, and overall capital market and credit spread volatility. The increase in fixed maturity securities income was driven by a higher invested asset base and the favorable net impact of changes in estimates of prepayments for asset-backed securities. These favorable impacts were partially offset by the effect of purchasing new investments at lower market interest rates.
Net investment income decreased $262 million in 2011 as compared with 2010. The decrease was primarily driven by a significant decrease in limited partnership results as well as lower fixed maturity security income. Limited partnership results were adversely impacted by less favorable equity market returns, and overall capital market and credit spread volatility. The decrease in fixed maturity security income was primarily driven by the effect of purchasing new investments at lower market interest rates.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.3%, 5.5% and 5.6% for the years ended December 31, 2012, 2011 and 2010. Tax-exempt municipal bonds generated $274 million of net investment income for the year ended December 31, 2012 compared with $240 million and $263 million of net investment income for the same periods in 2011 and 2010.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2012	2011	2010
Fixed maturity securities:
Corporate and other bonds	$106	$48	$164
States, municipalities and political subdivisions	(4)	5	(128)
Asset-backed	(26)	(82)	44
U.S. Treasury and obligations of government-sponsored enterprises	3	1	3
Foreign government	4	3	2
Redeemable preferred stock	—	3	7
Total fixed maturity securities	83	(22)	92
Equity securities	(23)	(1)	(2)
Derivative securities	(2)	—	(1)
Short term investments and other	5	21	(3)
Net realized investment gains (losses), net of participating policyholders’ interests	63	(2)	86
Income tax (expense) benefit on net realized investment gains (losses)	(22)	5	(36)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	—	1
Net realized investment gains (losses) attributable to CNA	$41	$3	$51
Net realized investment gains increased $38 million for 2012 as compared with 2011, driven by lower other-than-temporary impairment (OTTI) losses recognized in earnings. Net realized investment gains decreased $48 million for 2011 as compared with 2010. Net realized investment results include OTTI losses of $100 million, $140 million, and $151 million for 2012, 2011, and 2010. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Consolidated Financial Statements included under Item 8.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at December 31, 2012 and 2011. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from two major providers, S&P and Moody's, in that order of preference. If a security is not rated by these providers, we formulate an internal rating. At December 31, 2012 and 2011, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

December 31
(In millions)	2012	%	2011	%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,540	11%	$4,760	12%
AAA rated	3,224	8	3,421	8
AA and A rated	19,305	45	17,807	45
BBB rated	11,997	28	10,790	27
Non-investment grade	3,567	8	3,159	8
Total	$42,633	100%	$39,937	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,355 million and $3,200 million at December 31, 2012 and 2011. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

December 31
(In millions)	2012	%	2011	%
BB	$1,529	43%	$1,484	47%
B	1,075	30	867	27
CCC - C	724	20	689	22
D	239	7	119	4
Total	$3,567	100%	$3,159	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of December 31, 2012.
Gross Unrealized Losses by Ratings Distribution

December 31, 2012	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$642	24%	$45	29%
AAA	172	6	3	2
AA	387	14	41	26
A	323	12	12	8
BBB	551	21	22	14
Non-Investment Grade	610	23	32	21
Total	$2,685	100%	$155	100%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Maturity Profile

December 31, 2012	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$213	8%	$8	5%
Due after one year through five years	913	34	22	14
Due after five years through ten years	865	32	72	47
Due after ten years	694	26	53	34
Total	$2,685	100%	$155	100%

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
Effective Durations

	December 31, 2012		December 31, 2011
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,590	11.3	$13,820	11.5
Other interest sensitive investments	28,855	3.9	28,071	3.9
Total	$44,445	6.5	$41,891	6.4
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

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

December 31
(In millions)	2012	2011
Short term investments:
Commercial paper	$751	$411
U.S. Treasury securities	617	903
Money market funds	301	45
Other	163	282
Total short term investments	$1,832	$1,641

European Exposure
Our fixed maturity portfolio also includes European exposure. The following table summarizes European exposure included within fixed maturity holdings.
European Exposure

December 31, 2012	Corporate		Sovereign	Total
(In millions)	Financial Sector	Other Sectors
AAA	$224	$77	$118	$419
AA	227	128	35	390
A	878	796	6	1,680
BBB	386	1,109	6	1,501
Non-investment grade	15	193	—	208
Total fair value	$1,730	$2,303	$165	$4,198
Total amortized cost	$1,615	$2,027	$161	$3,803
European exposure is based on application of a country of risk methodology. Country of risk is derived from the issuing entity's management location, country of primary listing, revenue and reporting currency. As of December 31, 2012, securities with a fair value and amortized cost of $2,034 million and $1,830 million relate to Eurozone countries, which consist of member states of the European Union that use the Euro as their national currency. Of this amount, securities with a fair value and amortized cost of $324 million and $298 million pertain to Greece, Italy, Ireland, Portugal and Spain, commonly referred to as “GIIPS.”

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2012, net cash provided by operating activities was $1,250 million as compared with $1,702 million for 2011. Cash flows resulting from reinsurance contract commutations are reported as operating activities. During 2012, operating cash flows were decreased by $30 million related to net cash outflows from commutations as compared with net cash inflows of $547 million during 2011. Additionally, we received a $29 million tax refund in 2012 as compared to tax payments of $61 million in 2011.
Net cash used by operating activities was $89 million in 2010. As further discussed in Note G to the Consolidated Financial Statements included under Item 8 and previously referenced in this MD&A, in 2010 we completed the Loss Portfolio Transfer transaction. As a result of this transaction, operating cash flows were reduced for the initial net cash settlement with NICO. Excluding the impact of this transaction, net cash provided by operating activities was approximately $1,800 million for 2010.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $934 million for 2012, as compared with net cash used of $1,060 million for 2011 and net cash provided of $767 million for 2010. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Additionally, during 2012, we acquired Hardy. Net cash provided by investing activities in 2010 primarily related to the sale of short term investments which was used to fund the $1.9 billion initial net cash settlement with NICO as discussed above.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments. Net cash used by financing activities was $239 million, $644 million, and $742 million for 2012, 2011 and 2010.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility.
During 2012, CCC repaid to CNAF the $250 million outstanding balance of the $1.0 billion surplus note which was originally issued in 2008. Additionally, CCC paid dividends of $450 million.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

Common Stock Dividends
Dividends of $0.60 per share of our common stock were declared and paid in 2012. On February 8, 2013, our Board of Directors declared a quarterly dividend of $0.20 per share, payable March 7, 2013 to stockholders of record on February 21, 2013. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
Further information on our dividends from subsidiaries is provided in Note M to the Consolidated Financial Statements included under Item 8.
Commitments, Contingencies, and Guarantees
We have various commitments, contingencies and guarantees which arose in the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of December 31, 2012 is presented in the following table.
Contractual Commitments

December 31, 2012
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,653	$178	$845	$591	$2,039
Lease obligations	210	39	58	41	72
Claim and claim adjustment expense reserves (b)	26,505	6,152	7,607	3,910	8,836
Future policy benefits reserves (c)	35,607	153	449	726	34,279
Policyholder funds reserves (c)	133	26	15	(1)	93
Guaranteed payment contracts (d)	7	2	4	1	—
Total (e)	$66,115	$6,550	$8,978	$5,268	$45,319

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2012. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits and policyholders' funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2012. Future policy benefit reserves of $697 million and policyholders' fund reserves of $35 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Primarily relating to outsourced services and software.

(e)	Does not include expected estimated contribution of $96 million to our pension and postretirement plans in 2013.
Further information on our commitments, contingencies and guarantees is provided in Notes A, C, D, G, H, J, K and L to the Consolidated Financial Statements included under Item 8.

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
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P for the property and casualty and life companies. The table also includes the ratings for CNAF senior debt.

	Insurance Financial Strength Ratings			Corporate Debt Ratings
	Property & Casualty		Life	CNAF
	CCC Group	Western Surety Group	CAC	Senior Debt
A.M. Best	A	A	A-	bbb
Moody's	A3	Not rated	Not rated	Baa2
S&P	A-	A-	Not rated	BBB-
S&P maintains a positive outlook and A.M. Best maintains a stable outlook on the Company. In June 2012, Moody's upgraded the Company's debt rating to Baa2 with a stable outlook, affirmed our insurance financial strength rating and revised its outlook on our financial strength rating to positive from stable.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2012 and 2011 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2012 and 2011, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level at December 31, 2012 and 2011, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
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
The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2012 and 2011, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

December 31, 2012		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22,207	$(1,294)	$(150)	$—
States, municipalities and political subdivisions	10,783	(1,141)	—	—
Asset-backed	8,694	(354)	(7)	—
U.S. Treasury and obligations of government-sponsored enterprises	182	(4)	—	—
Foreign government	613	(18)	(60)	—
Redeemable preferred stock	125	(7)	—	(5)
Total fixed maturity securities available-for-sale	42,604	(2,818)	(217)	(5)
Fixed maturity securities trading	29	—	—	—
Equity securities available-for-sale	249	(11)	(1)	(25)
Limited partnership investments	2,462	1	—	(55)
Other invested assets	59	—	(5)	—
Mortgage loans (a)	418	(18)	—	—
Short term investments	1,832	(3)	(22)	—
Total general account	47,653	(2,849)	(245)	(85)
Separate accounts:
Fixed maturity securities	288	(5)	—	—
Short term investments	21	—	—	—
Total separate accounts	309	(5)	—	—
Derivative financial instruments, included in Other liabilities	(3)	—	—	—
Total securities	$47,959	$(2,854)	$(245)	$(85)
Long term debt (a)	$3,016	$(144)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2011		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,878	$(1,175)	$(117)	$—
States, municipalities and political subdivisions	9,782	(1,066)	—	—
Asset-backed	8,084	(345)	(2)	—
U.S. Treasury and obligations of government-sponsored enterprises	493	(8)	—	—
Foreign government	636	(18)	(63)	—
Redeemable preferred stock	58	(3)	—	(2)
Total fixed maturity securities available-for-sale	39,931	(2,615)	(182)	(2)
Fixed maturity securities trading	6	—	—	—
Equity securities available-for-sale	304	(14)	(1)	(30)
Limited partnership investments	2,245	1	—	(51)
Other invested assets	11	—	—	—
Mortgage loans (a)	247	(11)	—	—
Short term investments	1,641	(6)	(8)	—
Derivatives	1	—	—	—
Total general account	44,386	(2,645)	(191)	(83)
Separate accounts:
Fixed maturity securities	381	(15)	—	—
Short term investments	31	—	—	—
Total separate accounts	412	(15)	—	—
Derivative financial instruments, included in Other liabilities	(1)	—	—	—
Total securities	$44,797	$(2,660)	$(191)	$(83)
Long term debt (a)	$2,679	$(142)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2012 and 2011, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

December 31, 2012		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22,207	$(1,876)	$(301)	$—
States, municipalities and political subdivisions	10,783	(1,704)	—	—
Asset-backed	8,694	(562)	(14)	—
U.S. Treasury and obligations of government-sponsored enterprises	182	(6)	—	—
Foreign government	613	(26)	(119)	—
Redeemable preferred stock	125	(12)	—	(13)
Total fixed maturity securities available-for-sale	42,604	(4,186)	(434)	(13)
Fixed maturity securities trading	29	—	—	—
Equity securities available-for-sale	249	(19)	(1)	(62)
Limited partnership investments	2,462	1	—	(138)
Other invested assets	59	—	(11)	—
Mortgage loans (a)	418	(27)	—	—
Short term investments	1,832	(4)	(44)	—
Total general account	47,653	(4,235)	(490)	(213)
Separate accounts:
Fixed maturity securities	288	(6)	—	—
Short term investments	21	—	—	—
Total separate accounts	309	(6)	—	—
Derivative financial instruments, included in Other liabilities	(3)	—	—	—
Total securities	$47,959	$(4,241)	$(490)	$(213)
Long term debt (a)	$3,016	$(212)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2011		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,878	$(1,703)	$(234)	$—
States, municipalities and political subdivisions	9,782	(1,563)	—	—
Asset-backed	8,084	(570)	(5)	—
U.S. Treasury and obligations of government-sponsored enterprises	493	(11)	—	—
Foreign government	636	(26)	(126)	—
Redeemable preferred stock	58	(5)	—	(6)
Total fixed maturity securities available-for-sale	39,931	(3,878)	(365)	(6)
Fixed maturity securities trading	6	—	—	—
Equity securities available-for-sale	304	(23)	(1)	(76)
Limited partnership investments	2,245	1	—	(126)
Other invested assets	11	—	—	—
Mortgage loans (a)	247	(16)	—	—
Short term investments	1,641	(10)	(16)	—
Derivatives	1	—	—	—
Total general account	44,386	(3,926)	(382)	(208)
Separate accounts:
Fixed maturity securities	381	(22)	—	—
Short term investments	31	—	—	—
Total separate accounts	412	(22)	—	—
Derivative financial instruments, included in Other liabilities	(1)	—	—	—
Total securities	$44,797	$(3,948)	$(382)	$(208)
Long term debt (a)	$2,679	$(210)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2012	2011	2010
Revenues
Net earned premiums	$6,882	$6,603	$6,515
Net investment income	2,282	2,054	2,316
Net realized investment gains (losses), net of participating policyholders’ interests:
Other-than-temporary impairment losses	(129)	(175)	(254)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(25)	(41)	22
Net other-than-temporary impairment losses recognized in earnings	(154)	(216)	(232)
Other net realized investment gains	217	214	318
Net realized investment gains (losses), net of participating policyholders’ interests	63	(2)	86
Other revenues	320	294	292
Total revenues	9,547	8,949	9,209
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,896	5,489	4,985
Amortization of deferred acquisition costs	1,274	1,176	1,168
Other operating expenses (Note G)	1,335	1,238	1,787
Interest	170	175	157
Total claims, benefits and expenses	8,675	8,078	8,097
Income from continuing operations before income tax	872	871	1,112
Income tax expense	(244)	(242)	(332)
Income from continuing operations	628	629	780
Loss from discontinued operations, net of income tax benefit of -, $0 and $0	—	(1)	(21)
Net income	628	628	759
Net (income) loss attributable to noncontrolling interests	—	(16)	(68)
Net income attributable to CNA	$628	$612	$691

Income Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA	$628	$613	$712
Dividends on 2008 Senior Preferred	—	—	(76)
Income from continuing operations attributable to CNA common stockholders	628	613	636
Loss from discontinued operations attributable to CNA common stockholders	—	(1)	(21)
Income attributable to CNA common stockholders	$628	$612	$615

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions, except per share data)	2012	2011	2010
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders
Income from continuing operations attributable to CNA common stockholders	$2.33	$2.27	$2.36
Loss from discontinued operations attributable to CNA common stockholders	—	—	(0.08)
Basic and diluted earnings per share attributable to CNA common stockholders	$2.33	$2.27	$2.28

Dividends per share	$0.60	$0.40	$—

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.4	269.3	269.1
Diluted	269.8	269.6	269.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31	2012		2011		2010
(In millions)	Tax	After-tax	Tax	After-tax	Tax	After-tax
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(44)	$84	$(6)	$10	$(47)	$86
Net unrealized gains on other investments	(183)	341	(203)	372	(269)	505
Net unrealized gains on investments	(227)	425	(209)	382	(316)	591
Net unrealized gains (losses) on discontinued operations and other	—	—	—	(1)	(2)	9
Foreign currency translation adjustment	—	40	—	(15)	—	49
Pension and postretirement benefits	61	(112)	111	(208)	(18)	35
Allocation to participating policyholders	—	(2)	—	(7)	—	(23)
Other comprehensive income, net of tax	$(166)	351	$(98)	151	$(336)	661
Net income		628		628		759
Comprehensive income		979		779		1,420
Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests		—		(8)		(10)
Pension and postretirement benefits attributable to noncontrolling interests		—		—		(2)
Other comprehensive (income) loss attributable to noncontrolling interests		—		(8)		(12)
Net (income) loss attributable to noncontrolling interests		—		(16)		(68)
Comprehensive (income) loss attributable to noncontrolling interests		—		(24)		(80)
Total comprehensive income attributable to CNA		$979		$755		$1,340
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2012	2011
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,170 and $37,345)	$42,633	$39,937
Equity securities at fair value (cost of $228 and $288)	249	304
Limited partnership investments	2,462	2,245
Other invested assets	59	12
Mortgage loans	401	234
Short term investments	1,832	1,641
Total investments	47,636	44,373
Cash	156	75
Reinsurance receivables (less allowance for uncollectible receivables of $73 and $91)	6,158	6,001
Insurance receivables (less allowance for uncollectible receivables of $101 and $112)	1,882	1,614
Accrued investment income	434	436
Deferred acquisition costs	598	552
Deferred income taxes	93	415
Property and equipment at cost (less accumulated depreciation of $404 and $420)	326	309
Goodwill	154	123
Other assets (includes $4 and $130 due from Loews Corporation)	773	795
Separate account business	312	417
Total assets	$58,522	$55,110
Liabilities and Equity
Liabilities:
Insurance reserves:
Claim and claim adjustment expenses	$24,763	$24,303
Unearned premiums	3,610	3,250
Future policy benefits	11,475	9,810
Policyholders’ funds	157	191
Participating policyholders’ funds	76	68
Short term debt	13	83
Long term debt	2,557	2,525
Other liabilities	3,245	2,975
Separate account business	312	417
Total liabilities	46,208	43,622
Commitments and contingencies (Notes C, H and L)
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,399,390 and 269,274,900 shares outstanding)	683	683
Additional paid-in capital	2,146	2,141
Retained earnings	8,774	8,308
Accumulated other comprehensive income	831	480
Treasury stock (3,640,853 and 3,765,343 shares), at cost	(99)	(102)
Notes receivable for the issuance of common stock	(21)	(22)
Total CNA stockholders’ equity	12,314	11,488
Total liabilities and equity	$58,522	$55,110
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2012	2011	2010
Cash Flows from Operating Activities
Net income	$628	$628	$759
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Loss from discontinued operations	—	1	21
Loss on disposal of property and equipment	4	9	—
Deferred income tax expense	147	188	326
Trading portfolio activity	(23)	1	153
Net realized investment (gains) losses, net of participating policyholders’ interests	(63)	2	(86)
Equity method investees	(89)	97	(136)
Amortization of investments	(55)	(64)	(117)
Depreciation and amortization	125	79	78
Changes in:
Receivables, net	49	1,020	(406)
Accrued investment income	4	(17)	(15)
Deferred acquisition costs	(16)	(1)	29
Insurance reserves	430	(237)	(805)
Other assets	144	175	142
Other liabilities	(49)	(187)	53
Other, net	14	10	5
Total adjustments	622	1,076	(758)
Net cash flows provided by operating activities-continuing operations	$1,250	$1,704	$1
Net cash flows provided (used) by operating activities-discontinued operations	$—	$(2)	$(90)
Net cash flows provided (used) by operating activities-total	$1,250	$1,702	$(89)
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	$6,123	$7,579	$12,514
Fixed maturity securities - maturities, calls and redemptions	3,699	3,055	3,340
Equity securities	86	178	341
Limited partnerships	165	57	126
Mortgage loans	7	2	—
Purchases:
Fixed maturity securities	(10,299)	(12,168)	(16,704)
Equity securities	(54)	(72)	(99)
Limited partnerships	(228)	(215)	(381)
Mortgage loans	(174)	(149)	(87)
Change in other investments	22	17	(8)
Change in short term investments	(7)	566	1,629
Purchase of Hardy	(197)	—	—
Purchases of property and equipment	(94)	(84)	(53)
Other dispositions	1	171	66
Other, net	16	1	7
Net cash flows provided (used) by investing activities-continuing operations	$(934)	$(1,062)	$691
Net cash flows provided (used) by investing activities-discontinued operations	$—	$2	$76
Net cash flows provided (used) by investing activities-total	$(934)	$(1,060)	$767
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2012	2011	2010
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$—	$(475)	$—
Dividends paid to common stockholders	(162)	(108)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	—	(76)
Payment to redeem 2008 Senior Preferred	—	—	(1,000)
Proceeds from the issuance of debt	—	396	495
Repayment of debt	(70)	(451)	(150)
Stock options exercised	1	2	11
Other, net	(8)	(8)	(22)
Net cash flows used by financing activities-continuing operations	$(239)	$(644)	$(742)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—	$—
Net cash flows used by financing activities-total	$(239)	$(644)	$(742)
Effect of foreign exchange rate changes on cash	$4	$—	$1
Net change in cash	$81	$(2)	$(63)
Net cash transactions from continuing operations to discontinued operations	—	—	(14)
Net cash transactions to discontinued operations from continuing operations	—	—	14
Cash, beginning of year	75	77	140
Cash, end of year	$156	$75	$77
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2012	2011	2010
Preferred Stock
Balance, beginning of year	$—	$—	$1,000
Redemption of 2008 Senior Preferred	—	—	(1,000)
Balance, end of year	—	—	—
Common Stock
Balance, beginning of year	683	683	683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year, as previously reported	2,146	2,200	2,177
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(5)	—	—
Balance, beginning of year, as adjusted	2,141	2,200	2,177
Stock-based compensation	5	4	1
Acquisition of CNA Surety noncontrolling interest	—	(65)	—
Other	—	2	22
Balance, end of year	2,146	2,141	2,200
Retained Earnings
Balance, beginning of year, as previously reported	8,382	7,876	7,264
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	(74)	(72)	(73)
Balance, beginning of year, as adjusted	8,308	7,804	7,191
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	—	—	(2)
Dividends paid to common stockholders	(162)	(108)	—
Dividends paid to Loews Corporation for 2008 Senior Preferred	—	—	(76)
Net income attributable to CNA	628	612	691
Balance, end of year	8,774	8,308	7,804
Accumulated Other Comprehensive Income
Balance, beginning of year, as previously reported	470	326	(325)
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	10	—	—
Balance, beginning of year, as adjusted	480	326	(325)
Cumulative effect adjustment from change in credit derivatives accounting guidance as of July 1, 2010, net of tax	—	—	2
Other comprehensive income attributable to CNA	351	143	649
Acquisition of CNA Surety noncontrolling interest	—	19	—
Disposition of FICOH ownership interest	—	(8)	—
Balance, end of year	831	480	326
Treasury Stock
Balance, beginning of year	(102)	(105)	(109)
Stock-based compensation	3	3	4
Balance, end of year	(99)	(102)	(105)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	(22)	(26)	(30)
Decrease in notes receivable for the issuance of common stock	1	4	4
Balance, end of year	(21)	(22)	(26)
Total CNA Stockholders’ Equity	$12,314	$11,488	$10,882
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2012	2011	2010
Noncontrolling Interests
Balance, beginning of year, as previously reported	$—	$570	$506
Cumulative effect adjustment from accounting change for deferred acquisition costs, net of tax	—	(7)	(7)
Balance, beginning of year, as adjusted	—	563	499
Net income	—	16	68
Other comprehensive income	—	8	12
Acquisition of CNA Surety noncontrolling interest	—	(429)	—
Disposition of FICOH ownership interest	—	(147)	—
Other	—	(11)	(16)
Balance, end of year	—	—	563
Total Equity	$12,314	$11,488	$11,445
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2012.
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
Business
The Company's core property and casualty insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The Company serves a wide variety of customers, including small, medium and large businesses; insurance companies; associations; professionals; groups; and individuals with a broad range of insurance and risk management products and services.
Core insurance products include commercial property and casualty coverages, including surety. Non-core insurance products, which primarily have been placed in run-off, include life and accident and health insurance and retirement products and annuities. CNA services include risk management, information services, warranty and claims administration. The Company's products and services are primarily marketed through independent agents, brokers, and managing general underwriters.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the years ended December 31, 2011 and 2010 represented the noncontrolling interests in CNA Surety Corporation (Surety) and First Insurance Company of Hawaii (FICOH). On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of Surety and on November 29, 2011, CNA completed the sale of its 50% ownership interest in FICOH.
Insurance Operations
Premiums: Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured which principally are earned ratably over the duration of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP), workers' compensation lifetime claims, and accident and health claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported (IBNR) losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.3 billion and $1.4 billion as of December 31, 2012 and 2011. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (CAC) for which the related annuity obligations are reported in Future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 7.1% to 9.7% at December 31, 2012 and 5.5% to 8.0% at December 31, 2011. At December 31, 2012 and 2011, the discounted reserves for unfunded structured settlements were $602 million and $632 million, net of discount of $1.0 billion and $1.1 billion.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers' compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.0% to 6.5% at both December 31, 2012 and 2011. At December 31, 2012 and 2011, such discounted reserves totaled $2.2 billion and $2.1 billion, net of discount of $837 million and $520 million.
Future policy benefits reserves: Reserves for long term care products and payout annuity contracts are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, mortality, persistency, discount rates, which are impacted by expected investment yields, and expenses. Expense assumptions include the estimated effects of expenses to be incurred beyond the premium paying period. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation, and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. Interest rates for long-term care products range from 5.0% to

7.4% at December 31, 2012 and from 5.0% to 7.5% at December 31, 2011. Interest rates for payout annuity contracts range from 5.0% to 8.7% at December 31, 2012 and from 5.4% to 7.5% at December 31, 2011. In 2012, the Company unlocked assumptions related to its payout annuity contracts due to anticipated adverse changes in discount rates, which reflect the current low interest rate environment and our view of expected investment yields, resulting in loss recognition which increased insurance liabilities by $33 million. In 2011, the Company unlocked assumptions related to its payout annuity contracts due to anticipated adverse changes in mortality and discount rates, resulting in loss recognition which increased insurance reserves by $166 million.
Policyholders' funds reserves: Policyholders' funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are generally equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the liability balances were $143 million and $152 million. As of December 31, 2012 and 2011, included in Other assets on the Consolidated Balance Sheets were $2 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables are generally 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
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
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $3 million and $18 million recorded as deposit assets at December 31, 2012 and 2011, and $125 million and $123 million recorded as deposit liabilities at December 31, 2012 and 2011. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
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
Deferred acquisition costs: Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which are incremental direct costs of successful contract acquisitions. Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business, as further discussed at the Accounting Standards Update section of this note.
Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.
Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy. At December 31, 2012 and 2011, Deferred acquisition costs were presented net of Shadow Adjustments, as defined later in this note, of $369 million and $398 million.
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
The Company accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Operations. The fair value of the Company's investments in life settlement contracts were $100 million and $117 million at December 31, 2012 and 2011, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note E.

December 31, 2012	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts (In millions)	Face Amount of Life Insurance Policies (In millions)
Estimated maturity during:
2013	70	$15	$41
2014	60	13	36
2015	60	11	34
2016	50	9	30
2017	40	7	27
Thereafter	390	45	237
Total	670	$100	$405
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
The increase in fair value recognized for the years ended December 31, 2012, 2011 and 2010 on contracts still being held was $11 million, $5 million and $10 million. The gains recognized during the years ended December 31, 2012, 2011 and 2010 on contracts that settled were $42 million, $28 million and $19 million.
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
A number of separate account pension deposit contracts guarantee principal and an annual minimum rate of interest. If aggregate contract value in the separate account exceeds the fair value of the related assets, an additional Policyholders' funds liability is established. During 2012 and 2010, the Company decreased this pretax Policyholders' funds liability by $20 million and $24 million. The Company increased this pretax Policyholders' funds liability by $18 million in 2011. Certain of these contracts are subject to a fair value adjustment if terminated by the policyholder.
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
To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). For the years ended December 31, 2012 and 2011, Shadow Adjustments, net of participating policyholders' interest, of $789 million and $572 million, were recorded, net of tax. At December 31, 2012 and 2011, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by $1,511 million and $722 million.
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
Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and any valuation allowance, and are recorded once funded. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. A valuation allowance is established for impaired loans to the extent that the present value of expected future cash flows discounted at the loan's original effective interest rate is less than the carrying value of the loan. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payments is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms.
Other invested assets are carried at fair value and include overseas deposits, certain derivative securities and securities containing embedded credit derivatives for which the fair value option was elected. Overseas deposits are primarily short-term government securities, agency securities, and corporate bonds held in trusts that are managed by Lloyd's of London (Lloyd's). These funds are required of Lloyd's syndicates to protect policyholders in overseas markets and may be denominated in local currency. Changes in fair value of overseas deposits are reflected in Net investment income on the Consolidated Statements of Operations. Changes in fair value of certain derivative securities and securities containing embedded credit derivatives for which the fair value option was elected are reported in Net realized investment gains (losses) in the Consolidated Statements of Operations.
Short term investments are carried at fair value, with the exception of cash accounts earning interest, which are carried at cost and approximate fair value. Changes in fair value are reported as a component of Other comprehensive income.
Purchases and sales of all securities are recorded on the trade date, except for private placement debt securities, including bank loan participations, which are recorded once funded. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of Accumulated other comprehensive income. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains (losses) of $12 million, $4 million and $(19) million were included in determining net income (loss) for the years ended December 31, 2012, 2011 and 2010.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Furniture and fixtures are depreciated over seven years. Office equipment is depreciated over five years. The estimated lives for data processing equipment and software range from three to five years. Leasehold improvements are depreciated over the corresponding lease terms not to exceed the underlying asset life. The Company's owned buildings, and related capital improvements, are depreciated over periods not to exceed fifty years.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. Goodwill related to Hardy may change from period to period as a result of foreign currency translation. Goodwill is tested for impairment annually or when certain triggering events require such tests. See Note B to the Consolidated Financial Statements for further discussion of the goodwill recognized as part of the acquisition of Hardy.
Intangible Assets
Intangible assets are reported within Other assets. As of December 31, 2012, the Company's finite-lived intangible assets were $40 million. The Company had no finite-lived intangible assets at December 31, 2011. Finite-lived intangible assets are amortized over their estimated useful lives. As of December 31, 2012, and 2011, the Company's indefinite-lived intangible assets were $73 million and $16 million. Indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests. See Note B to the Consolidated Financial Statements for further discussion of the intangible assets acquired as part of the acquisition of Hardy.
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

For the years ended December 31, 2012, 2011, and 2010, approximately 417 thousand, 290 thousand and 380 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 730 thousand, 1.1 million and 1.2 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $170 million, $175 million and $145 million for the years ended December 31, 2012, 2011 and 2010. Cash refunds received for income taxes were $29 million and $175 million for the years ended December 31, 2012 and 2010. Cash payments made for income taxes were $61 million for the year ended December 31, 2011.
Accounting Standards Updates
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
For the year ended December 31, 2012, the adoption of the new accounting guidance resulted in a $5 million decrease in Net income attributable to CNA and a $0.02 decrease in Basic and Diluted earnings per share attributable to CNA common stockholders.
The Company has adjusted its previously reported financial information included herein to reflect the change in accounting guidance for deferred acquisition costs. The impacts of adopting the new accounting standard on the Company's Consolidated Balance Sheet as of December 31, 2011 were a $106 million decrease in Deferred acquisition costs and a $37 million increase in Deferred income taxes. The impacts to Accumulated other comprehensive income (AOCI) and Additional paid-in capital were the result of the indirect effects of the Company's adoption of this guidance on Shadow Adjustments and the Company's acquisition of the noncontrolling interest of Surety as discussed above.
The impacts on the Company's Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 were a $2 million increase and no impact in Other net realized investment gains, a $234 million and $219 million decrease in Amortization of deferred acquisition costs, a $242 million and $219 million increase in Other operating expenses, a $4 million and $1 million decrease in Income tax expense, resulting in a $2 million decrease and a $1 million increase in Net income attributable to CNA, and a $0.01 decrease and no impact in Basic and Diluted earnings per share attributable to CNA common stockholders.
There were no changes to net cash flows from operating, investing or financing activities for the comparative periods presented as a result of the adoption of the new accounting standard.

Note B. Hardy
On July 2, 2012, the Company completed the acquisition of all outstanding shares of Hardy, a specialized Lloyd's underwriter. Through Lloyd's Syndicate 382, Hardy underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. The acquisition of Hardy aligns with the Company's specialized underwriting focus and will be a key platform for expanding the Company's global business through the Lloyd's marketplace. The results of Hardy for the period from July 2, 2012 to December 31, 2012 are included in the results of our core property and casualty insurance operations as a separate segment.
For the year ended December 31, 2011, Hardy reported gross written premiums of $430 million and recorded a loss of $55 million in its group consolidated financial statements prepared in accordance with International Financial Reporting Standards.
The purchase price for Hardy was $231 million. Acquisition related expenses of $4 million were incurred during the year ended December 31, 2012, including investment advisory, legal and other expenses, and were recorded in the Corporate and Other Non-Core segment.
The fair value of the assets acquired and the liabilities assumed as a result of the acquisition of Hardy were as follows:

(In millions)	Acquisition Date
July 2, 2012
Investments:
Fixed maturity securities	$117
Other invested assets	68
Short term investments	187
Total investments	372
Cash	34
Reinsurance receivables	252
Insurance receivables	222
Accrued investment income	2
Property and equipment	4
Goodwill	35
Other assets	245
Total assets acquired	$1,166

Claim and claim adjustment expenses	$500
Unearned premiums	249
Long term debt	30
Other liabilities	156
Total liabilities assumed	$935
The recognized goodwill is based on the Company's expected growth and profitability of Hardy. The goodwill is not deductible for tax purposes.

The intangible assets acquired are included in Other assets and are presented in the following table.

(In millions)	Economic Useful Life	Amount at Acquisition	Accumulated Amortization
Syndicate capacity	Indefinite	$55
Total indefinite-lived intangible assets		55

Value of business acquired	1 - 4 years	60	$43
Trade name	8 years	8	—
Distribution channel	15 years	13	—
Total finite-lived intangible assets		81	43
Total intangible assets		$136	$43
For 2012, amortization expense of $33 million was included in Amortization of deferred acquisition costs and $10 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. Estimated future amortization expense for these intangible assets is $21 million in 2013, $4 million in 2014, $1 million in 2015 and $2 million in both 2016 and 2017.

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2012	2011	2010
Fixed maturity securities	$2,022	$2,011	$2,051
Short term investments	5	8	15
Limited partnership investments	251	48	249
Equity securities	12	20	32
Mortgage loans	17	9	2
Trading portfolio (a)	24	9	13
Other	7	7	8
Gross investment income	2,338	2,112	2,370
Investment expense	(56)	(58)	(54)
Net investment income	$2,282	$2,054	$2,316
___________________

(a)	There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the years ended December 31, 2012, 2011 and 2010.
As of December 31, 2012, the Company held nine non-income producing fixed maturity securities aggregating $1 million of fair value. As of December 31, 2011, the Company held nine non-income producing fixed maturity securities aggregating $3 million of fair value. As of December 31, 2012 and 2011, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2012	2011	2010
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$232	$289	$475
Gross realized losses	(149)	(311)	(383)
Net realized investment gains (losses) on fixed maturity securities	83	(22)	92
Equity securities:
Gross realized gains	19	10	50
Gross realized losses	(42)	(11)	(52)
Net realized investment gains (losses) on equity securities	(23)	(1)	(2)
Derivatives	(2)	—	(1)
Short term investments and other (a)	5	21	(3)
Net realized investment gains (losses), net of participating policyholders’ interests	$63	$(2)	$86
____________________

(a)
Includes net unrealized gains (losses) related to changes in the fair value of securities for which the fair value option has been elected. Net unrealized gains (losses) were $(1) million, $2 million and $(1) million for the years ended December 31, 2012, 2011 and 2010.

Net change in unrealized gains (losses) on investments is presented in the following table.
Net Change in Unrealized Gains (Losses)

Years ended December 31
(In millions)	2012	2011	2010
Net change in unrealized gains (losses) on investments:
Fixed maturity securities	$1,871	$1,442	$1,140
Equity securities	5	(2)	7
Other	(1)	(3)	(1)
Total net change in unrealized gains (losses) on investments	$1,875	$1,437	$1,146
The components of other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Years ended December 31
(In millions)	2012	2011	2010
Fixed maturity securities available-for-sale:
Corporate and other bonds	$27	$95	$68
States, municipalities and political subdivisions	34	—	62
Asset-backed:
Residential mortgage-backed	50	105	71
Commercial mortgage-backed	—	—	3
Other asset-backed	—	6	3
Total asset-backed	50	111	77
U.S. Treasury and obligation of government-sponsored enterprises	1	—	—
Total fixed maturity securities available-for-sale	112	206	207
Equity securities available-for-sale:
Common stock	6	8	11
Preferred stock	36	1	14
Total equity securities available-for-sale	42	9	25
Short term investments	—	1	—
Net OTTI losses recognized in earnings	$154	$216	$232
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

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,530	$2,698	$21	$22,207	$—
States, municipalities and political subdivisions	9,372	1,455	44	10,783	—
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23	—	952	—
Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182	—
Foreign government	588	25	—	613	—
Redeemable preferred stock	113	13	1	125	—
Total fixed maturity securities available-for-sale	38,141	4,618	155	42,604	$(31)
Total fixed maturity securities trading	29	—	—	29
Equity securities available-for-sale:
Common stock	38	14	—	52
Preferred stock	190	7	—	197
Total equity securities available-for-sale	228	21	—	249
Total	$38,398	$4,639	$155	$42,882

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,086	$1,946	$154	$20,878	$—
States, municipalities and political subdivisions	9,018	900	136	9,782	—
Asset-backed:
Residential mortgage-backed	5,786	172	183	5,775	99
Commercial mortgage-backed	1,365	48	59	1,354	(2)
Other asset-backed	946	13	4	955	—
Total asset-backed	8,097	233	246	8,084	97
U.S. Treasury and obligations of government-sponsored enterprises	479	14	—	493	—
Foreign government	608	28	—	636	—
Redeemable preferred stock	51	7	—	58	—
Total fixed maturity securities available-for-sale	37,339	3,128	536	39,931	$97
Total fixed maturity securities trading	6	—	—	6
Equity securities available-for-sale:
Common stock	30	17	—	47
Preferred stock	258	4	5	257
Total equity securities available-for-sale	288	21	5	304
Total	$37,633	$3,149	$541	$40,241

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17
Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1	—	—	23	1
Redeemable preferred stock	28	1	—	—	28	1
Total	$1,819	$27	$866	$128	$2,685	$155

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,552	$126	$159	$28	$2,711	$154
States, municipalities and political subdivisions	67	1	721	135	788	136
Asset-backed:
Residential mortgage-backed	719	36	874	147	1,593	183
Commercial mortgage-backed	431	39	169	20	600	59
Other asset-backed	389	4	—	—	389	4
Total asset-backed	1,539	79	1,043	167	2,582	246
Total fixed maturity securities available-for-sale	4,158	206	1,923	330	6,081	536
Equity securities available-for-sale:
Preferred stock	117	5	—	—	117	5
Total	$4,275	$211	$1,923	$330	$6,198	$541

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2012 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2012.
The following table summarizes the activity for the years ended December 31, 2012, 2011 and 2010 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2012, 2011 and 2010 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Years ended December 31
(In millions)	2012	2011	2010
Beginning balance of credit losses on fixed maturity securities	$92	$141	$164
Additional credit losses for securities for which an OTTI loss was previously recognized	23	39	37
Credit losses for securities for which an OTTI loss was not previously recognized	2	11	11
Reductions for securities sold during the period	(14)	(67)	(62)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(8)	(32)	(9)
Ending balance of credit losses on fixed maturity securities	$95	$92	$141
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2012 and 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	December 31, 2012		December 31, 2011
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,648	$1,665	$1,802	$1,812
Due after one year through five years	13,603	14,442	13,110	13,537
Due after five years through ten years	8,726	9,555	8,410	8,890
Due after ten years	14,164	16,942	14,017	15,692
Total	$38,141	$42,604	$37,339	$39,931
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2012 and 2011 was $2,462 million and $2,245 million, which includes undistributed earnings of $768 million and $560 million. Limited partnerships comprising 67% of the total carrying value are reported on a current basis through December 31, 2012 with no reporting lag, 17% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2012 and 2011, the Company had 79 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Of the limited partnerships held, 80% and 81% at December 31, 2012 and 2011 employ hedge fund strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 48% were equity related, 27% pursued a multi-strategy approach, 22% were focused on distressed investments and 3% were fixed income related at December 31, 2012.
Limited partnerships representing 16% and 14% at December 31, 2012 and 2011 were invested in private debt and equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,309 million and $1,218 million as of December 31, 2012 and 2011. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% of the aggregate partnership equity at December 31, 2012 and 2011, and the related income reflected on the Consolidated Statements of Operations represents approximately 3%, 4%, and 3% of the changes in partnership equity for all limited partnership investments for the years ended December 31, 2012, 2011 and 2010.
While the Company generally does not invest in highly leveraged partnerships, there are risks which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
The Company’s limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year and in some cases do not permit withdrawals until the termination of the partnership. Typically, withdrawals require advance written notice of up to 90 days.
Commercial Mortgage Loans
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. As of December 31, 2012 and 2011, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of December 31, 2012, the Company had committed approximately $202 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of December 31, 2012, the Company had mortgage loan commitments of $22 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2012, the Company had commitments to purchase $185 million and sell $164 million of such investments.
Investments on Deposit
Securities with carrying values of approximately $3.6 billion and $3.5 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2012 and 2011.
Cash and securities with carrying values of approximately $4 million and $5 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2012 and 2011. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $277 million and $288 million as of December 31, 2012 and 2011.

Note D. Derivative Financial Instruments
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
The Company may enter into interest rate swaps, futures and commitments to purchase securities to manage interest rate risk. Credit derivatives such as credit default swaps (CDS) are entered into to modify the credit risk inherent in certain investments. The Company may use foreign currency forward contracts to manage foreign currency risk.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $1 million at December 31, 2012 and 2011. There was no cash collateral received from counterparties held at December 31, 2012 or 2011.
Derivative securities are recorded at fair value. See Note E for information regarding the fair value of derivative securities. Changes in the fair value of derivatives not associated with the trading portfolio are reported in Net realized investment gains (losses) on the Consolidated Statements of Operations. Changes in the fair value of derivatives associated with the trading portfolio are reported in Net investment income on the Consolidated Statements of Operations.

A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Years ended December 31
(In millions)	2012	2011	2010
Without hedge designation
Currency forwards	$(2)	$—	$—
Credit default swaps - purchased protection	—	—	(1)
Total without hedge designation	(2)	—	(1)
Trading activities
Futures sold, not yet purchased	—	—	(1)
Total	$(2)	$—	$(2)
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
Derivative Financial Instruments

December 31, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	59	—	(2)
Equity warrants	5	—	—
Total	$84	$—	$(3)

December 31, 2011	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	22	1	—
Equity warrants	4	—	—
Total	$46	$1	$(1)
During the year ended December 31, 2012, new derivative transactions entered into totaled $1,581 million in notional value while derivative termination activity totaled $1,543 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities, and foreign currency forwards. During the year ended December 31, 2011, new derivative transactions entered into totaled $1,073 million in notional value while derivative termination activity totaled $1,076 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities, and foreign currency forwards.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$6	$22,011	$219	$22,236
States, municipalities and political subdivisions	—	10,687	96	10,783
Asset-backed:
Residential mortgage-backed	—	5,507	413	5,920
Commercial mortgage-backed	—	1,693	129	1,822
Other asset-backed	—	584	368	952
Total asset-backed	—	7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24	—	182
Foreign government	140	473	—	613
Redeemable preferred stock	40	59	26	125
Total fixed maturity securities	344	41,038	1,251	42,633
Equity securities	117	98	34	249
Other invested assets	—	58	1	59
Short term investments	987	799	6	1,792
Life settlement contracts, included in Other assets	—	—	100	100
Separate account business	4	306	2	312
Total assets	$1,452	$42,299	$1,394	$45,145
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(2)	$(1)	$(3)
Total liabilities	$—	$(2)	$(1)	$(3)

December 31, 2011				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$20,402	$482	$20,884
States, municipalities and political subdivisions	—	9,611	171	9,782
Asset-backed:
Residential mortgage-backed	—	5,323	452	5,775
Commercial mortgage-backed	—	1,295	59	1,354
Other asset-backed	—	612	343	955
Total asset-backed	—	7,230	854	8,084
U.S. Treasury and obligations of government-sponsored enterprises	451	42	—	493
Foreign government	92	544	—	636
Redeemable preferred stock	5	53	—	58
Total fixed maturity securities	548	37,882	1,507	39,937
Equity securities	124	113	67	304
Other invested assets	—	1	11	12
Short term investments	1,106	508	27	1,641
Life settlement contracts, included in Other assets	—	—	117	117
Separate account business	21	373	23	417
Total assets	$1,799	$38,877	$1,752	$42,428
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$6	$4	$231	$(136)	$(88)	$45	$(325)	$219	$(3)
States, municipalities and political subdivisions	171	—	—	14	—	(89)	—	—	96	—
Asset-backed:
Residential mortgage-backed	452	(14)	2	97	—	(40)	—	(84)	413	(18)
Commercial mortgage-backed	59	8	14	165	(12)	(28)	13	(90)	129	—
Other asset-backed	343	11	8	615	(365)	(128)	—	(116)	368	—
Total asset-backed	854	5	24	877	(377)	(196)	13	(290)	910	(18)
Redeemable preferred stock	—	—	(1)	53	(26)	—	—	—	26	—
Total fixed maturity securities	1,507	11	27	1,175	(539)	(373)	58	(615)	1,251	(21)
Equity securities	67	(36)	6	27	(16)	—	—	(14)	34	(38)
Other invested assets, including derivatives, net	10	—	—	—	—	(10)	—	—	—	—
Short term investments	27	—	—	23	(4)	(41)	1	—	6	—
Life settlement contracts	117	53	—	—	—	(70)	—	—	100	11
Separate account business	23	—	—	—	(21)	—	—	—	2	—
Total	$1,751	$28	$33	$1,225	$(580)	$(494)	$59	$(629)	$1,393	$(48)

Level 3 (In millions)	Balance at January 1, 2011	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2011	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2011 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$624	$(11)	$(1)	$484	$(204)	$(149)	$79	$(340)	$482	$(12)
States, municipalities and political subdivisions	266	—	(1)	3	—	(92)	—	(5)	171	—
Asset-backed:
Residential mortgage-backed	767	(16)	(11)	225	(290)	(60)	—	(163)	452	(6)
Commercial mortgage-backed	73	20	(7)	81	(27)	—	—	(81)	59	—
Other asset-backed	359	(9)	5	537	(341)	(99)	2	(111)	343	(5)
Total asset-backed	1,199	(5)	(13)	843	(658)	(159)	2	(355)	854	(11)
Redeemable preferred stock	3	3	(3)	—	(3)	—	—	—	—	—
Total fixed maturity securities	2,092	(13)	(18)	1,330	(865)	(400)	81	(700)	1,507	(23)
Equity securities	26	(2)	2	66	(27)	—	5	(3)	67	(3)
Other invested assets, including derivatives, net	25	3	—	1	(19)	—	—	—	10	2
Short term investments	27	—	—	39	—	(29)	—	(10)	27	—
Life settlement contracts	129	33	—	—	—	(45)	—	—	117	5
Separate account business	41	—	—	—	(6)	—	—	(12)	23	—
Total	$2,340	$21	$(16)	$1,436	$(917)	$(474)	$86	$(725)	$1,751	$(19)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio and fair value option financial instruments	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were $106 million of transfers from Level 2 to Level 1 and $72 million of transfers from Level 1 to Level 2 during the year ended December 31, 2012. There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2011. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Level 1 securities include highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt auction rate certificates and private placement debt securities. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the expected call date assumption is unobservable due to the uncertain nature of principal prepayments prior to maturity and the credit spread adjustment that is security specific. Fair value of certain private placement debt securities is determined using internal models with inputs that are not market observable.
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

Other Invested Assets
Level 1 securities include exchange traded derivatives, primarily futures, valued using quoted market prices. Level 2 securities include overseas deposits, which can be redeemed at net asset value in 90 days or less, and derivatives, primarily currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include securities for which the fair value option has been elected which contain embedded derivatives and are priced using either broker/dealer quotes or internal models with inputs that are not market observable.
Short Term Investments
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
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

Assets (In millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 - 5.3 years (4.3 years)
			Credit spread adjustment	0.02% - 0.48% (0.17%)
	$72	Market approach	Private offering price	$42.39 - $102.32 ($100.11)
Equity securities	$34	Market approach	Private offering price	$4.54 - $3,842.00 per share ($571.17 per share)
Life settlement contracts	$100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (208.9%)
For fixed maturity securities, an increase to the expected call date assumption and credit spread adjustment or decrease in the private offering price would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are listed in the tables below.

December 31, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	401	—	—	418	418
Financial liabilities
Premium deposits and annuity contracts	$100	$—	$—	$104	$104
Short term debt	13	—	13	—	13
Long term debt	2,557	—	3,016	—	3,016

December 31, 2011	Carrying Amount	Estimated Fair Value
(In millions)
Financial assets
Notes receivable for the issuance of common stock	$22	$22
Mortgage loans	234	247
Financial liabilities
Premium deposits and annuity contracts	$109	$114
Short term debt	83	84
Long term debt	2,525	2,679
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
The carrying amounts reported on the Consolidated Balance Sheets for Cash, Short term investments not carried at fair value, Accrued investment income and certain other assets and other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the tables above.

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
For the years ended December 31, 2012, 2011, and 2010 the Company received from Loews $75 million, $10 million, and $298 million related to federal income taxes.
For 2010 through 2012, the IRS has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
At December 31, 2012 and 2011, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2012, the Company recognized $2 million of interest income and no penalties. During 2011 and 2010, the Company did not recognize any interest or penalties. There were no amounts accrued for interest or penalties at December 31, 2012 or 2011.
The following table provides a reconciliation between the Company's federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit, excluding discontinued operations.
Tax Reconciliation

Years ended December 31
(In millions)	2012	2011	2010
Income tax expense at statutory rates	$(305)	$(305)	$(389)
Tax benefit from tax exempt income	84	74	84
Foreign taxes and credits	(13)	(3)	(25)
Taxes related to domestic affiliate	—	(21)	(1)
Prior year tax adjustment	—	20	—
Other tax expense	(10)	(7)	(1)
Income tax expense	$(244)	$(242)	$(332)
Provision has not been made for the investment in certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely. At December 31, 2012, the company has not provided deferred taxes of $4 million on $12 million of undistributed earnings related to a foreign subsidiary.

The following table provides the current and deferred components of the Company's income tax (expense) benefit, excluding taxes on discontinued operations.
Current and Deferred Taxes

Years ended December 31
(In millions)	2012	2011	2010
Current tax expense	$(97)	$(54)	$(6)
Deferred tax expense	(147)	(188)	(326)
Total income tax expense	$(244)	$(242)	$(332)
Total income tax presented above includes foreign tax expense of approximately $34 million, $27 million and $50 million related to income from continuing foreign operations of approximately $88 million, $75 million and $91 million for the years ended December 31, 2012, 2011 and 2010.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are set forth in the table below.
Components of Net Deferred Tax Asset

December 31
(In millions)	2012	2011
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$352	$419
Unearned premium reserves	162	142
Receivables	60	74
Employee benefits	384	323
Life settlement contracts	45	61
Investment valuation differences	—	3
Net loss and tax credits carried forward	8	25
Other assets	152	159
Gross deferred tax assets	1,163	1,206
Deferred Tax Liabilities:
Investment valuation differences	38	—
Deferred acquisition costs	238	241
Net unrealized gains	737	513
Other liabilities	57	37
Gross deferred tax liabilities	1,070	791
Net deferred tax asset	$93	$415
At December 31, 2012, the CNA Tax Group had loss carryforwards of approximately $9 million which expire in 2014, and tax credit carryforwards of $4 million.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2012 or 2011.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $391 million, $222 million and $121 million for the years ended December 31, 2012, 2011 and 2010. Catastrophe losses in 2012 related primarily to Storm Sandy and other U.S. storms.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31
(In millions)	2012	2011	2010
Reserves, beginning of year:
Gross	$24,303	$25,496	$26,816
Ceded	5,020	6,122	5,594
Net reserves, beginning of year	19,283	19,374	21,222
Reduction of net reserves due to the Loss Portfolio Transfer transaction	—	—	(1,381)
Change in net reserves due to acquisition (disposition) of subsidiaries	291	(277)	(98)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,273	4,904	4,741
Decrease in provision for insured events of prior years	(182)	(429)	(544)
Amortization of discount	145	135	123
Total net incurred (a)	5,236	4,610	4,320
Net payments attributable to:
Current year events	(988)	(1,029)	(908)
Prior year events	(4,280)	(3,473)	(3,776)
Total net payments	(5,268)	(4,502)	(4,684)
Foreign currency translation adjustment and other	95	78	(5)
Net reserves, end of year	19,637	19,283	19,374
Ceded reserves, end of year	5,126	5,020	6,122
Gross reserves, end of year	$24,763	$24,303	$25,496

(a)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders' funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows.
Reserve Development

Years ended December 31
(In millions)	2012	2011	2010
Property and casualty reserve development	$(180)	$(429)	$(545)
Life reserve development in life company	(2)	—	1
Total	$(182)	$(429)	$(544)

The following tables summarize the gross and net carried reserves as of December 31, 2012 and 2011.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,292	$6,146	$333	$2,690	$1,207	$12,668
Gross IBNR Reserves	4,456	5,180	188	316	1,955	12,095
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,748	$11,326	$521	$3,006	$3,162	$24,763
Net Case Reserves	$2,008	$5,611	$192	$2,253	$292	$10,356
Net IBNR Reserves	4,104	4,600	82	275	220	9,281
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,112	$10,211	$274	$2,528	$512	$19,637

December 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,441	$6,266	$2,510	$1,321	$12,538
Gross IBNR Reserves	4,399	5,243	315	1,808	11,765
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,840	$11,509	$2,825	$3,129	$24,303
Net Case Reserves	$2,086	$5,720	$2,025	$347	$10,178
Net IBNR Reserves	3,937	4,670	254	244	9,105
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,023	$10,390	$2,279	$591	$19,283
A&EP Reserves
On August 31, 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer).
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
The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third party reinsurance receivables related to A&EP claims with a net book value of $215 million (net of an allowance of $100 million for uncollectible reinsurance receivables on billed third party reinsurance receivables, as discussed further below). As of August 31, 2010, NICO deposited approximately $2.2 billion in a collateral trust account as security for its obligations to the Company. NICO may reduce the collateral by the amount of net A&EP claim and allocated claim adjustment expense payments. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third party reinsurers related to the Company’s A&EP claims.

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
The Loss Portfolio Transfer is considered a retroactive reinsurance contract. In the event that the cumulative claim and allocated claim adjustment expenses ceded under the Loss Portfolio Transfer exceed the consideration paid, the resulting gain from such excess would be deferred. A cumulative amortization adjustment would be recognized in earnings in the period such excess arises so that the resulting deferred gain would reflect the balance that would have existed if the revised estimate was available at the inception date of the Loss Portfolio Transfer. This accounting generally results in a reserve charge because of the timing difference between the recognition of the gross adverse reserve development and the related ceded reinsurance benefit. However, there is no economic impact as long as the additional losses are within the limit under the contract.
The remaining amount available under the $4 billion aggregate limit of the Loss Portfolio Transfer was $2.0 billion on an incurred basis at December 31, 2012. This incurred amount includes $399 million of adverse prior year development since the contract effective date of January 1, 2010. Any future adverse prior year development in excess of approximately $230 million would put the Loss Portfolio Transfer into an overall gain position under retroactive reinsurance accounting. The net ultimate paid losses ceded under the Loss Portfolio Transfer were $661 million through December 31, 2012. The fair value of the collateral trust account at December 31, 2012 was $2.5 billion.
Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments for the years ended December 31, 2012, 2011 and 2010. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below also includes the impact of commutations and write-offs, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note I for further discussion of the provision for uncollectible reinsurance.
Favorable net prior year development of $11 million, $29 million and $2 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2012, 2011 and 2010.

Net Prior Year Development

Year ended December 31, 2012
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(135)	$(46)	$(11)	$(13)	$(205)
Pretax (favorable) unfavorable premium development	(15)	(35)	3	1	(46)
Total pretax (favorable) unfavorable net prior year development	$(150)	$(81)	$(8)	$(12)	$(251)

Year ended December 31, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(217)	$(204)	$(2)	$(423)
Pretax (favorable) unfavorable premium development	(28)	21	(1)	(8)
Total pretax (favorable) unfavorable net prior year development	$(245)	$(183)	$(3)	$(431)

Year ended December 31, 2010
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(341)	$(304)	$8	$(637)
Pretax (favorable) unfavorable premium development	(3)	48	(2)	43
Total pretax (favorable) unfavorable net prior year development	$(344)	$(256)	$6	$(594)
For the year ended December 31, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.
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

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the years ended December 31, 2012, 2011 and 2010.

Years ended December 31
(In millions)	2012	2011	2010
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(32)	$(92)	$(98)
Other Professional Liability	(22)	(78)	(129)
Surety	(63)	(47)	(103)
Warranty	(5)	(13)	—
Other	(13)	13	(11)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(135)	$(217)	$(341)
2012
Favorable development for medical professional liability was primarily due to better than expected loss emergence in accident years 2008 and prior.
Overall, favorable development for other professional liability was primarily due to better than expected loss emergence in accident years 2003 through 2007. Unfavorable development was recorded in our lawyer coverages in accident years 2010 and 2011 primarily due to increased frequency and severity.
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

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the years ended December 31, 2012, 2011 and 2010.

Years ended December 31
(In millions)	2012	2011	2010
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$27	$(98)	$(88)
General Liability	(64)	(39)	(59)
Workers' Compensation	15	36	47
Property and Other	(24)	(103)	(204)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(46)	$(204)	$(304)
2012
Unfavorable development for commercial auto coverages was primarily due to higher than expected loss emergence in accident years 2007 and subsequent and higher than expected frequency in accident year 2011.
Overall, favorable development for general liability coverages was primarily due to better than expected loss emergence in accident years 2006 and subsequent related to umbrella business and 2003 and prior related to large account business. Unfavorable development was recorded in accident years 2009 through 2011 related to several large losses.
Overall, unfavorable development for workers' compensation was primarily due to increased medical severity in accident years 2010 and 2011 and the recognition of losses related to favorable premium development in accident year 2011. Favorable development was recorded in accident years 2001 and prior reflecting favorable experience.
Overall, favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 and 2010. Unfavorable development was recorded in accident year 2011 related to several large losses.
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

Note H. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Consolidated Financial Statements.

Note I. Reinsurance
The Company cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. A credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and the Company's retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers' compensation. Corporate catastrophe reinsurance is also purchased for property and workers' compensation exposure. Currently, most reinsurance contracts are purchased on an excess of loss basis. The Company also utilizes facultative reinsurance in certain lines. In addition, the Company assumes reinsurance, primarily through Hardy and as a member of various reinsurance pools and associations.
The following table summarizes the amounts receivable from reinsurers at December 31, 2012 and 2011.
Components of Reinsurance Receivables

December 31
(In millions)	2012	2011
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,126	$5,020
Ceded future policy benefits	759	792
Ceded policyholders' funds	35	36
Reinsurance receivables related to paid losses	311	244
Reinsurance receivables	6,231	6,092
Allowance for uncollectible reinsurance	(73)	(91)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,158	$6,001
The Company has established an allowance for uncollectible reinsurance receivables. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollected balances. The allowance may also be reduced related to write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels, and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.7 billion and $3.6 billion at December 31, 2012 and 2011.
The Company's largest recoverables from a single reinsurer at December 31, 2012, including prepaid reinsurance premiums, were approximately $2.7 billion from subsidiaries of Berkshire Hathaway Group, $900 million from subsidiaries of Swiss Re Group, and $350 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third party reinsurance for which a subsidiary of Berkshire Hathaway has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note G.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2012, 2011 and 2010 are shown in the following tables.
Components of Earned Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2012 Earned Premiums
Property and casualty	$8,354	$197	$2,229	$6,322	3.1%
Accident and health	514	47	1	560	8.4%
Life	51	—	51	—	—
Total earned premiums	$8,919	$244	$2,281	$6,882	3.5%

2011 Earned Premiums
Property and casualty	$7,858	$95	$1,919	$6,034	1.6%
Accident and health	521	50	2	569	8.8%
Life	55	—	55	—	—
Total earned premiums	$8,434	$145	$1,976	$6,603	2.2%

2010 Earned Premiums
Property and casualty	$7,716	$66	$1,849	$5,933	1.1%
Accident and health	534	49	2	581	8.4%
Life	60	—	59	1	—
Total earned premiums	$8,310	$115	$1,910	$6,515	1.8%
Components of Written Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2012 Written Premiums
Property and casualty	$8,467	$169	$2,225	$6,411	2.6%
Accident and health	507	47	1	553	8.5%
Life	51	—	51	—	—
Total written premiums	$9,025	$216	$2,277	$6,964	3.1%

2011 Written Premiums
Property and casualty	$7,976	$102	$1,857	$6,221	1.6%
Accident and health	529	50	2	577	8.7%
Life	55	—	55	—	—
Total written premiums	$8,560	$152	$1,914	$6,798	2.2%

2010 Written Premiums
Property and casualty	$7,673	$77	$1,853	$5,897	1.3%
Accident and health	527	48	2	573	8.4%
Life	60	—	59	1	—
Total written premiums	$8,260	$125	$1,914	$6,471	1.9%
Included in the direct and ceded earned premiums for the years ended December 31, 2012, 2011 and 2010 are $1,794 million, $1,500 million and $1,383 million related to business that is 100% reinsured as a result of a significant captive program.
Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1,514 million, $1,285 million and $1,121 million for the years ended December 31, 2012, 2011 and 2010, including $814 million, $790 million and $735 million related to the significant captive program discussed above.
The impact of reinsurance on life insurance inforce at December 31, 2012, 2011 and 2010 is shown in the following table.
Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2012	$5,713	$—	$5,702	$11
2011	6,528	—	6,515	13
2010	8,015	—	8,001	14
As of December 31, 2012 and 2011, the Company has ceded $1,131 million and $1,211 million of claim and claim adjustment expense reserves, future policy benefits and policyholders' funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the third party reinsurance credit risk of the sold business.

Note J. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2012	2011
Short term debt:
Senior notes:
8.375%, face amount of $70, due August 15, 2012	$—	$70
Other debt	13	13
Total short term debt	13	83

Long term debt:
Senior notes of CNAF:
5.850%, face amount of $549, due December 15, 2014	548	548
6.500%, face amount of $350, due August 15, 2016	348	348
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	348	348
5.875%, face amount of $500, due August 15, 2020	496	495
5.750%, face amount of $400, due August 15, 2021	397	396
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036	30
Total long term debt	2,557	2,525
Total debt	$2,570	$2,608
On April 19, 2012, the Company entered into a new credit agreement with a syndicate of banks. The new credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to the first and second anniversary of the closing date subject to applicable consents. Under the new credit agreement, the Company is required to pay a facility fee which would adjust automatically in the event of a change in the Company's financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. As of December 31, 2012, we had no outstanding borrowings under the new credit agreement.
The Company's remaining debt obligations contain customary covenants for investment grade issuers. The Company is in compliance with all covenants as of and for the year ended December 31, 2012.
The combined aggregate maturities for debt at December 31, 2012 are presented in the following table.
Maturity of Debt

(In millions)
2013	$13
2014	549
2015	—
2016	350
2017	—
Thereafter	1,673
Less discount	(15)
Total	$2,570

Note K. Benefit Plans
Pension and Postretirement Health Care Benefit Plans
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
CNA provides certain health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These benefits have largely been eliminated for active employees.

The following table provides a reconciliation of benefit obligations and plan assets for the years ended December 31, 2012 and 2011.
Funded Status

	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Benefit obligation at January 1	$3,003	$2,798	$49	$95
Changes in benefit obligation:
Service cost	12	13	—	1
Interest cost	135	146	2	3
Participants' contributions	—	—	5	6
Plan amendments	—	—	—	(12)
Actuarial (gain) loss	266	263	3	(18)
Benefits paid	(164)	(163)	(12)	(13)
Foreign currency translation and other	19	—	—	—
Reduction of benefit obligations due to disposition of subsidiary	—	(54)	—	(13)
Benefit obligation at December 31	3,271	3,003	47	49
Fair value of plan assets at January 1	2,212	2,258	—	—
Change in plan assets:
Actual return on plan assets	245	82	—	—
Company contributions	115	89	7	7
Participants' contributions	—	—	5	6
Benefits paid	(164)	(163)	(12)	(13)
Foreign currency translation and other	17	—	—	—
Reduction of plan assets due to disposition of subsidiary	—	(54)	—	—
Fair value of plan assets at December 31	2,425	2,212	—	—
Funded status	$(846)	$(791)	$(47)	$(49)
Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$—	$1	$—	$—
Other liabilities	(846)	(792)	(47)	(49)
Net amount recognized	$(846)	$(791)	$(47)	$(49)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(116)	$(134)
Net actuarial loss	1,213	1,060	11	9
Net amount recognized	$1,213	$1,060	$(105)	$(125)
The accumulated benefit obligation for all defined benefit pension plans was $3,187 million and $2,932 million at December 31, 2012 and 2011.

The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Years ended December 31
(In millions)	2012	2011	2010
Pension cost (benefit)
Service cost	$12	$13	$16
Interest cost on projected benefit obligation	135	146	149
Expected return on plan assets	(171)	(172)	(162)
Amortization of net actuarial (gain) loss	39	25	24
Net periodic pension cost (benefit)	$15	$12	$27

Postretirement cost (benefit)
Service cost	$—	$1	$1
Interest cost on projected benefit obligation	2	3	7
Amortization of prior service credit	(18)	(19)	(16)
Amortization of net actuarial (gain) loss	1	—	1
Net periodic postretirement cost (benefit)	$(15)	$(15)	$(7)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2012	2011	2010
Pension and postretirement benefits
Amounts arising during the period	$(195)	$(325)	$44
Reclassification adjustment relating to prior service credit	(18)	(19)	(16)
Reclassification adjustment relating to actuarial loss	40	25	25
Total increase (decrease) in Other comprehensive income	$(173)	$(319)	$53
The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2013.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(18)
Amortization of net actuarial loss	47	1
Total estimated amounts to be recognized	$47	$(17)
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2012	2011
Pension benefits
Discount rate	3.800%	4.600%
Expected long term rate of return	7.750	8.000
Rate of compensation increases	4.066	4.125
Postretirement benefits
Discount rate	2.800%	3.750%

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2012	2011	2010
Pension benefits
Discount rate	4.600%	5.375%	5.700%
Expected long term rate of return	8.000	8.000	8.000
Rate of compensation increases	4.125	5.030	5.030
Postretirement benefits
Discount rate	3.750%	4.375%	4.875 / 5.500%
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2012, 2011 and 2010.
The health care cost trend rate assumption may have a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed health care cost trend rate of 1% in each year would have no significant impact on the Company's accumulated postretirement benefit obligation or the Company's aggregate net periodic postretirement benefit for 2012. A decrease in the assumed health care cost trend rate of 1% in each year would decrease the Company's accumulated postretirement benefit obligation as of December 31, 2012 by $3 million and would have no significant impact on the Company's aggregate net periodic postretirement benefit for 2012.
CNA employs a total return approach whereby a mix of equity and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The intent of this strategy is to minimize the Company's expense related to funding the plan by outperforming plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of fixed maturity, equity and short term securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2012 the plan had committed approximately $41 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$436	$11	$447
States, municipalities and political subdivisions	—	91	—	91
Asset-backed:
Residential mortgage-backed	—	161	—	161
Commercial mortgage-backed	—	105	—	105
Total asset-backed	—	266	—	266
Total fixed maturity securities	—	793	11	804
Equity securities	386	102	5	493
Derivative financial instruments	1	—	—	1
Short term investments	37	82	—	119
Limited partnerships:
Hedge funds	—	537	359	896
Private equity	—	—	62	62
Total limited partnerships	—	537	421	958
Other assets	—	40	—	40
Investment contracts with insurance company	—	—	10	10
Total assets	$424	$1,554	$447	$2,425

December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$377	$10	$387
States, municipalities and political subdivisions	—	104	—	104
Asset-backed:
Residential mortgage-backed	—	198	—	198
Commercial mortgage-backed	—	68	—	68
Other asset-backed	—	10	—	10
Total asset-backed	—	276	—	276
Total fixed maturity securities	—	757	10	767
Equity securities	353	75	5	433
Short term investments	63	35	—	98
Limited partnerships:
Hedge funds	—	488	330	818
Private equity	—	—	65	65
Total limited partnerships	—	488	395	883
Other assets	—	21	—	21
Investment contracts with insurance company	—	—	10	10
Total assets	$416	$1,376	$420	$2,212

The limited partnership investments are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 54% are equity related, 35% pursue a multi-strategy approach and 11% are focused on distressed investments at December 31, 2012.
The fair value of the insurance company guaranteed investment contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The guaranteed investment contracts are therefore classified as Level 3 investments.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note E.

The tables below present a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

Level 3 (In millions)	Balance at January 1, 2012	Actual return on assets still held at December 31, 2012	Actual return on assets sold during the year ended December 31, 2012	Purchases, sales, and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2012
Fixed maturity securities:
Corporate and other bonds	$10	$1	$—	$—	$—	$11
Equity securities	5	—	—	—	—	5
Limited partnerships:
Hedge funds	330	41	3	(15)	—	359
Private equity	65	8	—	(11)	—	62
Total limited partnerships	395	49	3	(26)	—	421
Investment contracts with insurance company	10	—	—	—	—	10
Total	$420	$50	$3	$(26)	$—	$447

Level 3 (In millions)	Balance at January 1, 2011	Actual return on assets still held at December 31, 2011	Actual return on assets sold during the year ended December 31, 2011	Purchases, sales, and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2011
Fixed maturity securities:
Corporate and other bonds	$10	$—	$—	$—	$—	$10
Asset-backed:
Commercial mortgage-backed	9	—	—	(9)	—	—
Other asset-backed	1	—	—	(1)	—	—
Total asset-backed	10	—	—	(10)	—	—
Total fixed maturity securities	20	—	—	(10)	—	10
Equity securities	6	(1)	—	—	—	5
Limited partnerships:
Hedge funds	394	5	5	(74)	—	330
Private equity	59	9	—	(3)	—	65
Total limited partnerships	453	14	5	(77)	—	395
Investment contracts with insurance company	9	1	—	—	—	10
Total	$488	$14	$5	$(87)	$—	$420

The table below presents the estimated future minimum benefit payments to participants at December 31, 2012.
Estimated Future Minimum Benefit Payments to Participants

(In millions)	Pension Benefits	Postretirement Benefits
2013	$186	$6
2014	187	5
2015	193	5
2016	194	5
2017	200	5
2018-2022	1,024	16
In 2013, CNA expects to contribute $90 million to its pension plans and $6 million to its postretirement health care benefit plans.
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
The CNA Savings and Capital Accumulation Plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The liability to the CNA Savings and Capital Accumulation Plan is included in Separate account liabilities and Policyholders' funds on the Consolidated Balance Sheets, and was $256 million and $381 million at December 31, 2012 and 2011.
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
Benefit expense for the Company's savings plans was $70 million, $60 million and $61 million for the years ended December 31, 2012, 2011 and 2010.
Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, authorizes the grant of stock-based compensation to certain management personnel for up to 6 million shares of CNAF's common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, performance-based restricted share units (RSUs) and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2012 was approximately 1.9 million.
The Company recorded stock-based compensation expense related to the Plan of $9 million, $6 million and $5 million for the years ended December 31, 2012, 2011 and 2010. The related income tax benefit recognized was $3 million, $2 million and $2 million. The compensation cost related to nonvested awards not yet recognized was $12 million, and the weighted average period over which it is expected to be recognized is 1.38 years at December 31, 2012.
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
The following table presents the significant assumptions used to estimate the fair value of granted stock options and SARs for the years ended December 31, 2012, 2011 and 2010.

Years ended December 31	2012	2011	2010
Weighted average expected life of the securities granted (in years)	5.68	5.61	5.61
Estimate of the underlying common stock's volatility	40.39%	39.88%	39.58%
Expected dividend yield	2.1%	1.5%	—%
Risk free interest rate	1.0%	2.2%	2.6%
The following table presents activity for stock options and SARs under the Plan in 2012.

	Number of Awards	Weighted-Average Exercise Price per Award	Aggregate Intrinsic Value		Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2012	1,319,350	$26.01
Awards granted	10,000	28.32
Awards exercised	(62,450)	20.56
Awards forfeited, canceled or expired	(108,200)	30.14
Outstanding at December 31, 2012	1,158,700	$25.93	$5	million	4.98
Outstanding, fully vested and expected to vest	1,134,399	$25.93	$5	million	4.92
Outstanding, exercisable	917,700	$26.79	$4	million	4.38
The following table presents weighted-average grant date fair value for awards granted, total intrinsic value for awards exercised and total fair value for awards vested for the years ended December 31, 2012, 2011 and 2010.

Years ended December 31	2012		2011		2010
Weighted-average grant date fair value	$8.81		$9.38		$10.49
Total intrinsic value of awards exercised	$548	thousand	$481	thousand	$350	thousand
Fair value of awards vested	$1	million	$2	million	$2	million

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
The following table presents activity for restricted shares, performance-based RSUs and performance share units under the Plan in 2012.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	639,422	$23.55
Awards granted	386,353	28.37
Awards vested	(140,299)	19.71
Awards forfeited, canceled or expired	(16,623)	27.27
Performance-based adjustment	13,468	26.79
Balance at December 31, 2012	882,321	$26.15

Note L. Operating Leases, Commitments and Contingencies, and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expenses for the years ended December 31, 2012, 2011 and 2010 were $52 million, $50 million and $52 million. Sublease revenues for the years ended December 31, 2012, 2011 and 2010 were $2 million, $2 million and $3 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2012.
Future Minimum Lease Payments and Sublease Receipts

(In millions)	Future Minimum Lease Payments	Future Minimum Sublease Receipts
2013	$39	$2
2014	33	—
2015	25	—
2016	24	—
2017	17	—
Thereafter	72	—
Total	$210	$2
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at December 31, 2012 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $111 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
The Company has entered into a limited number of contracts with minimum payments, primarily related to outsourced services and software. Estimated future minimum payments under these contracts, which amounted to approximately $7 million at December 31, 2012, were $2 million in 2013, $2 million in 2014, and $3 million thereafter.

Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $725 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2012, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of December 31, 2012 and 2011, the Company had recorded liabilities of approximately $7 million and $15 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note M. Stockholders’ Equity and Statutory Accounting Practices
2008 Senior Preferred
In 2008, the Company issued, and Loews purchased, $1.25 billion of CNAF non-voting cumulative senior preferred stock, which was approved by a special review committee of independent members of CNAF's Board of Directors. As of December 31, 2010, the preferred stock was redeemed in full.
CNAF used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Insurance (the Department). The surplus note of CCC had a term of 30 years and accrued interest at a rate of 10% per year. Interest on the note was payable quarterly. In 2012, CCC received regulatory approval from the Department to repay the $250 million outstanding balance of the $1.0 billion surplus note to CNAF.
Common Stock Dividends
Dividends of $0.60 and $0.40 per share on CNA's common stock were declared and paid in 2012 and 2011. No common stock dividends were declared or paid in 2010.
Statutory Accounting Practices
CNAF’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Domestic prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. These statutory accounting principles vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, the more significant adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in stockholders’ equity relating to certain fixed maturity securities.
CNAF’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from CCC as it directly or indirectly owns all significant subsidiaries. The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2012, CCC is in a positive earned surplus position, enabling CCC to pay approximately $550 million of dividend payments during 2013 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2012 and 2011, all of CNAF’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.
Subsidiaries with insurance operations outside the United States are also subject to insurance regulation in the countries in which they operate. The Company has legal entity and branch operations in other countries, primarily the United Kingdom, Canada and Bermuda. CNAF’s foreign legal entities and branch met or exceeded their respective regulatory and other capital requirements.
Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows.
Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2012 (b)	2011	2012 (b)	2011	2010
Combined Continental Casualty Companies (a)	$9,998	$9,888	$391	$954	$258
Life company	556	519	44	29	86
________________

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the life company.

(b)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.
The Hardy insurance entities are not owned by CCC, therefore their regulatory capital is not included in the Statutory Capital and Surplus of the Combined Continental Casualty Companies presented in the table above. At December 31, 2012, Hardy's portion of Syndicate 382's capital requirement was approximately $330 million, which included $66 million of capital provided by CCC and included in Combined Continental Casualty Companies' Statutory Capital and Surplus above.

Note N. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of AOCI included on the Consolidated Balance Sheets.
Accumulated Other Comprehensive Income (Loss)

December 31	2012		2011
(In millions)	Tax	After-tax	Tax	After-tax
Cumulative foreign currency translation adjustment	$—	$161	$—	$121
Pension and postretirement benefits	387	(721)	326	(609)
Net unrealized gains (losses) on investments with OTTI losses	(11)	20	33	(64)
Net unrealized gains (losses) on other investments	(721)	1,371	(538)	1,032
Accumulated other comprehensive income (loss)	$(345)	$831	$(179)	$480
The amount of pretax net unrealized gains (losses) on available-for-sale securities with OTTI losses reclassified out of AOCI and recognized in earnings was $(28) million, $(83) million and $(42) million for the years ended December 31, 2012, 2011 and 2010, with related tax benefit of $10 million, $29 million and $15 million. The amount of pretax net unrealized gains (losses) on other available-for-sale securities reclassified out of AOCI and recognized in earnings was $89 million, $60 million and $137 million for the years ended December 31, 2012, 2011 and 2010, with related tax (expense) benefit of $(31) million, $(21) million and $(48) million.

Note O. Business Segments
The Company's core property and casualty commercial insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. CNA Specialty provides a broad array of professional, financial and specialty property and casualty products and services, primarily through insurance brokers and managing general underwriters. CNA Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. CNA Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. Hardy, a specialized Lloyd's underwriter, underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance.
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
The accounting policies of the segments are the same as those described in Note A. The Company manages most of its assets on a legal entity basis, while segment operations are conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves, deferred acquisition costs, and goodwill are readily identifiable by individual segment. Distinct investment portfolios are not maintained for each individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 9.2%, 8.8% and 6.9% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2012, 2011 and 2010.
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
The significant components of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Year ended December 31, 2012	CNA Specialty	CNA Commercial	Hardy (b)	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums (a)	$2,924	$3,373	$117	$553	$(1)	$(2)	$6,964
Operating revenues
Net earned premiums	$2,898	$3,306	$120	$560	$—	$(2)	$6,882
Net investment income	592	854	3	801	32	—	2,282
Other revenues	230	40	1	34	16	(1)	320
Total operating revenues	3,720	4,200	124	1,395	48	(3)	9,484
Claims, Benefits and Expenses
Net incurred claims and benefits	1,831	2,574	72	1,406	(16)	—	5,867
Policyholders’ dividends	2	11	—	16	—	—	29
Amortization of deferred acquisition costs	614	588	44	28	—	—	1,274
Other insurance related expenses	301	578	25	144	3	(2)	1,049
Other expenses	206	36	9	23	183	(1)	456
Total claims, benefits and expenses	2,954	3,787	150	1,617	170	(3)	8,675
Operating income (loss) from continuing operations before income tax	766	413	(26)	(222)	(122)	—	809
Income tax (expense) benefit on operating income (loss)	(262)	(136)	3	132	41	—	(222)
Net operating income (loss) from continuing operations attributable to CNA	504	277	(23)	(90)	(81)	—	587
Net realized investment gains (losses), net of participating policyholders’ interests	22	38	(1)	—	4	—	63
Income tax (expense) benefit on net realized investment gains (losses)	(9)	(11)	—	—	(2)	—	(22)
Net realized investment gains (losses) attributable to CNA	13	27	(1)	—	2	—	41
Net income (loss) from continuing operations attributable to CNA	$517	$304	$(24)	$(90)	$(79)	$—	$628
____________________

(a)	Related to business in property and casualty companies only.

(b)	Included from date of acquisition.

December 31, 2012
(In millions)
Reinsurance receivables	$665	$1,155	$294	$1,273	$2,844	$—	$6,231
Insurance receivables	$673	$1,116	$181	$9	$4	$—	$1,983
Deferred acquisition costs	$300	$269	$29	$—	$—	$—	$598
Goodwill	$117	$—	$37	$—	$—	$—	$154
Insurance reserves
Claim and claim adjustment expenses	$6,748	$11,326	$521	$3,006	$3,162	$—	$24,763
Unearned premiums	1,685	1,569	222	134	—	—	3,610
Future policy benefits	—	—	—	11,475	—	—	11,475
Policyholders’ funds	8	15	—	134	—	—	157

Year ended December 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Net written premiums (a)	$2,872	$3,350	$577	$2	$(3)	$6,798
Operating revenues
Net earned premiums	$2,796	$3,240	$569	$1	$(3)	$6,603
Net investment income	500	763	759	32	—	2,054
Other revenues	221	54	13	6	—	294
Total operating revenues	3,517	4,057	1,341	39	(3)	8,951
Claims, Benefits and Expenses
Net incurred claims and benefits	1,657	2,296	1,526	(3)	—	5,476
Policyholders’ dividends	(3)	8	8	—	—	13
Amortization of deferred acquisition costs	568	585	23	—	—	1,176
Other insurance related expenses	294	540	143	6	(3)	980
Other expenses	191	53	19	170	—	433
Total claims, benefits and expenses	2,707	3,482	1,719	173	(3)	8,078
Operating income (loss) from continuing operations before income tax	810	575	(378)	(134)	—	873
Income tax (expense) benefit on operating income (loss)	(281)	(204)	170	68	—	(247)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(4)	—	—	—	(16)
Net operating income (loss) from continuing operations attributable to CNA	517	367	(208)	(66)	—	610
Net realized investment gains (losses), net of participating policyholders’ interests	(5)	16	(7)	(6)	—	(2)
Income tax (expense) benefit on net realized investment gains (losses)	2	(2)	2	3	—	5
Net realized investment gains (losses) attributable to CNA	(3)	14	(5)	(3)	—	3
Net income (loss) from continuing operations attributable to CNA	$514	$381	$(213)	$(69)	$—	$613
____________________

(a)	Related to business in property and casualty companies only.

December 31, 2011
(In millions)
Reinsurance receivables	$852	$1,188	$1,375	$2,677	$—	$6,092
Insurance receivables	$670	$1,047	$8	$1	$—	$1,726
Deferred acquisition costs	$300	$252	$—	$—	$—	$552
Goodwill	$123	$—	$—	$—	$—	$123
Insurance reserves
Claim and claim adjustment expenses	$6,840	$11,509	$2,825	$3,129	$—	$24,303
Unearned premiums	1,629	1,480	141	—	—	3,250
Future policy benefits	—	—	9,810	—	—	9,810
Policyholders’ funds	15	10	166	—	—	191

Year ended December 31, 2010	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Net written premiums (a)	$2,691	$3,208	$573	$2	$(3)	$6,471
Operating revenues
Net earned premiums	$2,679	$3,256	$582	$1	$(3)	$6,515
Net investment income	591	873	715	137	—	2,316
Other revenues	216	61	7	8	—	292
Total operating revenues	3,486	4,190	1,304	146	(3)	9,123
Claims, Benefits and Expenses
Net incurred claims and benefits	1,447	2,175	1,275	58	—	4,955
Policyholders’ dividends	12	14	4	—	—	30
Amortization of deferred acquisition costs	545	600	23	—	—	1,168
Other insurance related expenses	276	553	180	10	(3)	1,016
Other expenses	190	55	2	681	—	928
Total claims, benefits and expenses	2,470	3,397	1,484	749	(3)	8,097
Operating income (loss) from continuing operations before income tax	1,016	793	(180)	(603)	—	1,026
Income tax (expense) benefit on operating income (loss)	(341)	(262)	91	216	—	(296)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(52)	(17)	—	—	—	(69)
Net operating income (loss) from continuing operations attributable to CNA	623	514	(89)	(387)	—	661
Net realized investment gains (losses), net of participating policyholders’ interests	30	(15)	53	18	—	86
Income tax (expense) benefit on net realized investment gains (losses)	(10)	(1)	(20)	(5)	—	(36)
Net realized investment (gains) losses, after-tax, attributable to noncontrolling interests	—	1	—	—	—	1
Net realized investment gains (losses) attributable to CNA	20	(15)	33	13	—	51
Net income (loss) from continuing operations attributable to CNA	$643	$499	$(56)	$(374)	$—	$712
____________________

(a)	Related to business in property and casualty companies only.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses, net of participating policyholders’ interests.
Revenues by Line of Business

Years ended December 31
(In millions)	2012	2011	2010
CNA Specialty
International	$220	$210	$199
Professional & Management Liability	2,723	2,541	2,551
Surety	485	472	475
Warranty & Alternative Risks	314	289	291
CNA Specialty revenues	3,742	3,512	3,516
CNA Commercial
CNA Select Risk	272	272	261
Commercial Insurance	2,928	2,681	2,851
International	369	539	499
Small Business	669	581	564
CNA Commercial revenues	4,238	4,073	4,175
Hardy Revenues	123
Life & Group Non-Core
Health	1,120	1,093	1,100
Life & Annuity	239	229	249
Other	36	12	8
Life & Group Non-Core revenues	1,395	1,334	1,357
Corporate & Other Non-Core revenues	52	33	164
Eliminations	(3)	(3)	(3)
Total revenues	$9,547	$8,949	$9,209

Note P. IT Transformation
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

Note Q. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2012 and 2011.
Quarterly Financial Data

2012
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,401	$2,246	$2,466	$2,434	$9,547
Net income attributable to CNA	$250	$166	$221	$(9)	$628
Basic and diluted earnings (loss) per share attributable to CNA common stockholders (a)	$0.93	$0.62	$0.82	$(0.03)	$2.33

2011
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,315	$2,198	$2,175	$2,261	$8,949
Income (loss) from continuing operations	230	129	76	194	629
Income (loss) from discontinued operations, net of income tax (expense) benefit	(1)	—	—	—	(1)
Net (income) loss attributable to noncontrolling interests	(9)	(5)	(1)	(1)	(16)
Net income (loss) attributable to CNA	$220	$124	$75	$193	$612
Basic and Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders
Income (loss) from continuing operations attributable to CNA common stockholders	$0.82	$0.46	$0.28	$0.71	$2.27
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	—	—	—
Basic and diluted earnings (loss) per share attributable to CNA common stockholders	$0.82	$0.46	$0.28	$0.71	$2.27
____________________

(a)	Due to the averaging of shares, quarterly earnings per share do not add to the total for the full year.
During the fourth quarter of 2012, catastrophe impacts incurred, net of reinsurance and including reinstatement premiums, were $280 million related to Storm Sandy.

Note R. Related Party Transactions
The Company reimburses Loews, or pays directly, for management fees, travel and related expenses, software fees, and expenses of investment facilities and services provided to the Company. The amounts reimbursed or paid by the Company were $39 million, $38 million and $38 million for the years ended December 31, 2012, 2011 and 2010. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note F for a detailed description of the income tax agreement with Loews. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2012, 2011 and 2010 were $2 million in each year.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the short term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse and are secured by the stock purchased. The loans were originally issued with a ten-year maturity date, and the majority of the remaining loans have been extended with current terms maturing through August 2015. The carrying value of the loans as of December 31, 2012 approximates the fair value of the related common stock collateral.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hardy Underwriting Bermuda Limited and its subsidiaries (“Hardy”), which was acquired on July 2, 2012 and whose financial statements constitute $1,217 million of total assets, $123 million of revenues, and $24 million of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Hardy. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the consolidated financial statements, the Company changed its accounting for costs associated with acquiring or renewing insurance contracts in 2012.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2013

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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2012, the Company's internal control over financial reporting was effective.
On July 2, 2012, the Company completed the acquisition of Hardy. Hardy's existing disclosure controls and procedures supported their financial reporting as a separate publicly-traded company. In conducting its evaluation of the effectiveness of the Company's internal control over financial reporting, CNAF management elected to exclude Hardy from this evaluation as permitted under SEC rules. As of and for the year ended December 31, 2012, Hardy constituted approximately $1,217 million of total assets, $123 million of revenues and $24 million of net loss of the consolidated financial statement amounts. The Company is currently in the process of evaluating and integrating Hardy's controls over financial reporting. CNAF management expects to complete this integration by June 30, 2013.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 131.
CNA Financial Corporation
Chicago, Illinois
February 20, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2012, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On July 2, 2012, the Company completed the acquisition of Hardy. Hardy's existing disclosure controls and procedures supported their financial reporting as a separate publicly-traded company. In conducting its evaluation of the effectiveness of the Company's internal control over financial reporting, CNAF management elected to exclude Hardy from this evaluation as permitted under SEC rules. As of and for the year ended December 31, 2012, Hardy constituted approximately $1,217 million of total assets, $123 million of revenues and $24 million of net loss of the consolidated financial statement amounts. The Company is currently in the process of evaluating and integrating Hardy's controls over financial reporting. CNAF management expects to complete this integration by June 30, 2013.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	64	2009
Chief Executive Officer of CNA Financial Corporation since January 1, 2009. From December 2002 to June 2008, Vice Chairman and Chief Operating Officer of The Chubb Corporation and President and Chief Operating Officer of Chubb & Son.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	61	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
George R. Fay	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	64	2010	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since July 2006.
Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	56	2008
Executive Vice President & Chief Actuary of the CNA insurance companies since April 2008. From October 2004 to April 2008, Vice President & Chief Actuary, Middle Market Business of The Travelers Insurance Companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	57	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.
Robert A. Lindemann	President and Chief Operating Officer, CNA Commercial of the CNA insurance companies	59	2010
President and Chief Operating Officer, CNA Commercial of the CNA insurance companies since August 2009. From September 2004 to August 2009, Chief Operating Officer, Commercial Markets and President, Middle Markets of Zurich Financial Services North America.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	63	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.
Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	60	2010
President, Worldwide Field Operations of the CNA insurance companies since September 2009. From June 1974 to August 2009, held various positions at The Chubb Corporation including Senior Vice President and Eastern U.S. Field Operations Officer.

Peter W. Wilson	President and Chief Operating Officer, CNA Specialty of the CNA insurance companies (Retired effective December 31, 2012)	53	2009
President and Chief Operating Officer, CNA Specialty of the CNA insurance companies since April 2009. From March 2002 to April 2009, Executive Vice President, Global Specialty Lines of the CNA insurance companies.

Mark I. Herman	President and Chief Operating Officer, CNA Specialty of the CNA insurance companies (Effective January 1, 2013)	54	2013
President and Chief Operating Officer, CNA Specialty of the CNA insurance companies since January 1, 2013. Insurance Industry Consultant from June 2011 to December 2012. Chief Executive Officer at Everest National Insurance Company from July 2010 through May 2011. President of Everest Specialty Underwriters from March 2009 to July 2010. Non-Executive Chairman of Valiant Insurance Group from March 2008 until March 2009.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below provides the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.
Executive Compensation Information

December 31, 2012	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,447,461	$26.26	1,935,330
Equity compensation plans not approved by security holders	—	—	—
Total	2,447,461	$26.26	1,935,330
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2012 (Exhibit 3.1 to Form 8-K filed October 24, 2012 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank N.A., JPMorgan Chase Bank N.A., Citibank N.A., U.S. Bank N.A., The Northern Trust Company and other lenders named therein, dated April 19, 2012 (Exhibit 99.1 to April 19, 2012 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	Amended and Restated Surplus Note, dated as of December 11, 2008, from Continental Casualty Company to CNA Financial Corporation (Exhibit 10.4 to 2008 Form 10-K incorporated herein by reference)	10.4

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.5	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009 (Exhibit 10.7 to 2008 Form 10-K incorporated herein by reference)	10.6	+

	First Amendment to the CNA Supplemental Executive Retirement Plan, dated December 23, 2009 (Exhibit 10.8.1 to 2009 Form 10-K incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Supplemental Executive Retirement Plan, dated February 25, 2010 (Exhibit 10.7.2 to 2011 Form 10-K incorporated herein by reference)	10.6.2	+

	CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009 (Exhibit 10.8 to 2008 Form 10-K incorporated herein by reference)	10.7	+

	First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 28, 2009 (Exhibit 10.8.1 to 2011 Form 10-K incorporated herein by reference)	10.7.1	+

Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated December 14, 2010 (Exhibit 10.8.2 to 2011 Form 10-K incorporated herein by reference)	10.7.2	+

Third Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated November 29, 2011 (Exhibit 10.8.3 to 2011 Form 10-K incorporated herein by reference)	10.7.3	+

CNA Supplemental Executive Savings and Capital Accumulation Plan Trust, dated November 29, 2011 (Exhibit 10.9 to 2011 Form 10-K incorporated herein by reference)	10.8	+

Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units (Exhibit 10.10 to 2010 Form 10-K incorporated herein by reference)	10.9	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan (Exhibit 10.1 to June 30, 2010 Form 10-Q incorporated herein by reference)	10.10	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights (Exhibit 10.11.2 to 2010 Form 10-K incorporated herein by reference)	10.11	+

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.12	+

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.12.1	+

Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.12.2	+

Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.12.3	+

Letter Agreement, dated February 22, 2011, by and between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 25, 2011 incorporated herein by reference)	10.13	+

Letter Agreement, dated April 4, 2011, by and between Continental Casualty Company and Jonathan D. Kantor (Exhibit 10.1 to Form 8-K filed April 6, 2011 incorporated herein by reference)	10.14	+

Letter Agreement, dated November 18, 2011, by and between Continental Casualty Company and Peter W. Wilson (Exhibit 10.1 to Form 8-K filed November 18, 2011 incorporated herein by reference)	10.15	+

General Release and Settlement Agreement, dated December 26, 2012, by and between Continental Casualty Company and Peter W. Wilson (Exhibit 10.1 to Form 8-K filed December 28, 2012 incorporated herein by reference)	10.15.1	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.16

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.19

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.20

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.21

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

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

Except for Exhibits 21.1, 23.1, 31.1, 31.2, 32.1, 32.2, and the XBRL documents as discussed in the note above, the exhibits above are not included in this Report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note C to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2012	2011	2010
Revenues
Net investment income	$1	$1	$4
Net realized investment gains (losses)	4	(9)	(1)
Other income	9	40	96
Total revenues	14	32	99
Expenses
Administrative and general	1	3	5
Interest	164	167	148
Total expenses	165	170	153
Loss from operations before income taxes and equity in net income of subsidiaries	(151)	(138)	(54)
Income tax benefit	144	46	19
Loss before equity in net income of subsidiaries	(7)	(92)	(35)
Equity in net income of subsidiaries	635	704	726
Net income	628	612	691
Equity in other comprehensive income of subsidiaries	351	143	649
Total Comprehensive Income	$979	$755	$1,340
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2012	2011
Assets
Investment in subsidiaries	$14,427	$13,495
Fixed maturity securities available-for-sale, at fair value (amortized cost of $2 and $2)	2	2
Short term investments	448	292
Amounts due from subsidiaries	2	—
Surplus note due from subsidiary	—	250
Other assets	5	18
Total assets	$14,884	$14,057
Liabilities and equity
Liabilities:
Short term debt	$3	$3
Long term debt	2,527	2,525
Other liabilities	40	41
Total liabilities	2,570	2,569
Equity:
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,399,390 and 269,274,900 shares outstanding)	683	683
Additional paid-in capital	2,146	2,141
Retained earnings	8,774	8,308
Accumulated other comprehensive income	831	480
Treasury stock (3,640,853 and 3,765,343 shares), at cost	(99)	(102)
Notes receivable for the issuance of common stock	(21)	(22)
Total equity	12,314	11,488
Total liabilities and equity	$14,884	$14,057
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2012	2011	2010
Cash Flows from Operating Activities
Net income	$628	$612	$691
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Equity in net income of subsidiaries	(635)	(704)	(726)
Dividends received from subsidiaries	450	—	1
Net realized investment (gains) losses	(4)	9	1
Other, net	19	55	85
Total adjustments	(170)	(640)	(639)
Net cash flows provided (used) by operating activities	$458	$(28)	$52
Cash Flows from Investing Activities
Proceeds from fixed maturity securities	$1	$1	$(2)
Change in short term investments	(156)	(77)	181
Capital contributions to subsidiaries	(399)	(38)	(6)
Return of capital from subsidiaries	—	6	—
Repayment of surplus note by subsidiary	250	250	500
Other, net	4	1	—
Net cash flows provided (used) by investing activities	$(300)	$143	$673
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(162)	$(108)	$—
Dividends paid to Loews for 2008 Senior Preferred	—	—	(76)
Payment to redeem 2008 Senior Preferred	—	—	(1,000)
Proceeds from the issuance of debt	—	396	495
Repayment of debt	—	(409)	(150)
Stock options exercised	1	5	3
Other, net	3	1	3
Net cash flows used by financing activities	$(158)	$(115)	$(725)
Net change in cash	$—	$—	$—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2012.
B. Commitments, Contingencies and Guarantees
In the normal course of business, CNAF guarantees the indebtedness of certain of its subsidiaries to the debt maturity or payoff, whichever comes first. These guarantees arise in the normal course of business and are given to induce a lender to enter into an agreement with CNAF’s subsidiaries. CNAF would be required to remit prompt and complete payment when due, should the primary obligor default. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $10 million at December 31, 2012. The Parent Company does not believe that a payable is likely under these guarantees.
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2012, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $257 million.
In addition, CNAF has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2012, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2012, CNAF has no recorded liabilities related to indemnification agreements. The Parent Company does not believe that any indemnity claim payments are likely.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The maximum potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $1.9 billion at December 31, 2012. The Parent Company does not believe that a payable is likely under these guarantees.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note I to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period
Year ended December 31, 2012
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$203	$(23)	$5	$(11)	$174
Year ended December 31, 2011
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$285	$(55)	$—	$(27)	$203
Year ended December 31, 2010
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$553	$(232)	$(1)	$(35)	$285

(a)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2012	2011	2010
Deferred acquisition costs	$598	$552
Reserves for unpaid claim and claim adjustment expenses	24,696	24,228
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 9.7%)	1,850	1,569
Unearned premiums	3,610	3,250
Net written premiums	6,964	6,798	$6,471
Net earned premiums	6,881	6,603	6,514
Net investment income	2,074	1,845	2,097
Incurred claim and claim adjustment expenses related to current year	5,266	4,901	4,737
Incurred claim and claim adjustment expenses related to prior years	(180)	(429)	(545)
Amortization of deferred acquisition costs	1,274	1,176	1,168
Paid claim and claim adjustment expenses	5,257	4,499	4,667

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 20, 2013	By	/s/ Thomas F. Motamed
Thomas F. Motamed Chief Executive Officer (Principal Executive Officer)

Dated: February 20, 2013	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 20, 2013	By	/s/ Thomas F. Motamed
(Thomas F. Motamed, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 20, 2013	By	/s/ Paul J. Liska
(Paul J. Liska, Director)

Dated: February 20, 2013	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 20, 2013	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 20, 2013	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 20, 2013	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 20, 2013	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 20, 2013	By	/s/ Marvin Zonis
(Marvin Zonis, Director)