Form 10-Q
period 2013-03-31
CNA FINANCIAL CORP
filed 2013-04-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, Par value $2.50	269,684,313

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2013	2012
Revenues
Net earned premiums	$1,764	$1,649
Net investment income	633	648
Net realized investment gains (losses):
Other-than-temporary impairment losses	(18)	(15)
Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(12)
Net other-than-temporary impairment losses recognized in earnings	(18)	(27)
Other net realized investment gains	46	63
Net realized investment gains	28	36
Other revenues	78	68
Total revenues	2,503	2,401
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,429	1,381
Amortization of deferred acquisition costs	328	295
Other operating expenses	341	319
Interest	42	42
Total claims, benefits and expenses	2,140	2,037
Income before income tax	363	364
Income tax expense	(113)	(114)
Net income	$250	$250

Basic and diluted earnings per share	$0.93	$0.93

Dividends per share	$0.20	$0.15

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.5	269.3
Diluted	269.9	269.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2013	2012
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$14	$40
Net unrealized gains (losses) on other investments	(62)	217
Net unrealized gains (losses) on investments	(48)	257
Foreign currency translation adjustment	(61)	21
Pension and postretirement benefits	5	6
Other comprehensive income (loss), net of tax	(104)	284
Net income	250	250
Total comprehensive income	$146	$534
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,533 and $38,170)	$42,799	$42,633
Equity securities at fair value (cost of $177 and $228)	201	249
Limited partnership investments	2,564	2,462
Other invested assets	49	59
Mortgage loans	425	401
Short term investments	1,555	1,832
Total investments	47,593	47,636
Cash	123	156
Reinsurance receivables (less allowance for uncollectible receivables of $71 and $73)	6,066	6,158
Insurance receivables (less allowance for uncollectible receivables of $98 and $101)	1,974	1,882
Accrued investment income	476	434
Deferred acquisition costs	641	598
Deferred income taxes	21	93
Property and equipment at cost (less accumulated depreciation of $406 and $404)	323	326
Goodwill	151	154
Other assets (includes $0 and $4 due from Loews Corporation)	1,080	773
Separate account business	279	312
Total assets	$58,727	$58,522
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,511	$24,763
Unearned premiums	3,759	3,610
Future policy benefits	11,469	11,475
Policyholders’ funds	154	157
Short term debt	13	13
Long term debt	2,558	2,557
Other liabilities (includes $1 and $0 due to Loews Corporation)	3,579	3,321
Separate account business	279	312
Total liabilities	46,322	46,208
Commitments and contingencies (Notes C, G and J)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,681,511 and 269,399,390 shares outstanding)	683	683
Additional paid-in capital	2,138	2,146
Retained earnings	8,969	8,774
Accumulated other comprehensive income	727	831
Treasury stock (3,358,732 and 3,640,853 shares), at cost	(92)	(99)
Notes receivable for the issuance of common stock	(20)	(21)
Total stockholders’ equity	12,405	12,314
Total liabilities and stockholders' equity	$58,727	$58,522
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2013	2012
Cash Flows from Operating Activities
Net income	$250	$250
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on disposal of property and equipment	—	1
Deferred income tax expense	99	73
Trading portfolio activity	(48)	(6)
Net realized investment gains	(28)	(36)
Equity method investees	(91)	(69)
Amortization of investments	(10)	(23)
Depreciation and amortization	33	20
Changes in:
Receivables, net	(20)	53
Accrued investment income	(42)	(42)
Deferred acquisition costs	(40)	(15)
Insurance reserves	79	99
Other assets	(20)	73
Other liabilities	16	(67)
Other, net	13	1
Total adjustments	(59)	62
Net cash flows provided by operating activities	$191	$312
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	$1,409	$1,929
Fixed maturity securities - maturities, calls and redemptions	866	683
Equity securities	51	19
Limited partnerships	58	46
Mortgage loans	1	1
Purchases:
Fixed maturity securities	(2,720)	(2,842)
Equity securities	(12)	(12)
Limited partnerships	(41)	(36)
Mortgage loans	(25)	(48)
Change in other investments	3	—
Change in short term investments	264	(8)
Purchases of property and equipment	(21)	(22)
Other, net	6	3
Net cash flows used by investing activities	$(161)	$(287)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2013	2012
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(55)	$(41)
Stock options exercised	1	—
Other, net	(2)	(1)
Net cash flows used by financing activities	$(56)	$(42)
Effect of foreign exchange rate changes on cash	$(7)	$1
Net change in cash	$(33)	$(16)
Cash, beginning of year	156	75
Cash, end of period	$123	$59
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2013	2012
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,146	2,141
Stock-based compensation	(8)	(1)
Balance, end of period	2,138	2,140
Retained Earnings
Balance, beginning of period	8,774	8,308
Dividends paid to common stockholders	(55)	(41)
Net income	250	250
Balance, end of period	8,969	8,517
Accumulated Other Comprehensive Income
Balance, beginning of period	831	480
Other comprehensive income (loss)	(104)	284
Balance, end of period	727	764
Treasury Stock
Balance, beginning of period	(99)	(102)
Stock-based compensation	7	2
Balance, end of period	(92)	(100)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(21)	(22)
(Increase) decrease in notes receivable for the issuance of common stock	1	(1)
Balance, end of period	(20)	(23)
Total Stockholders' Equity	$12,405	$11,981
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. The Company acquired Hardy Underwriting Bermuda Limited and its subsidiaries on July 2, 2012. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2013.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2012, including the summary of significant accounting policies in Note A. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Note B. Earnings Per Share
Earnings per share is based on the weighted average number of outstanding common shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing Net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2013 and 2012, approximately 372 thousand and 339 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 335 thousand and 668 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2013	2012
Fixed maturity securities	$499	$516
Short term investments	1	1
Limited partnership investments	131	130
Equity securities	3	4
Mortgage loans	5	3
Trading portfolio (a)	5	7
Other	1	1
Gross investment income	645	662
Investment expense	(12)	(14)
Net investment income	$633	$648
___________________

(a)
There were $1 million of net unrealized gains for the three months ended March 31, 2013 and no net unrealized gains (losses) for the three months ended March 31, 2012 related to changes in fair value of trading securities still held included in net investment income.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2013	2012
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$44	$69
Gross realized losses	(12)	(39)
Net realized investment gains (losses) on fixed maturity securities	32	30
Equity securities:
Gross realized gains	2	3
Gross realized losses	(15)	(2)
Net realized investment gains (losses) on equity securities	(13)	1
Derivatives	2	(1)
Short term investments and other	7	6
Net realized investment gains (losses)	$28	$36

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Three months ended March 31
(In millions)	2013	2012
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3	$10
Asset-backed - residential mortgage-backed	—	14
U.S. Treasury and obligations of government-sponsored enterprises	—	1
Total fixed maturity securities available-for-sale	3	25
Equity securities available-for-sale:
Common stock	—	2
Preferred stock	15	—
Total equity securities available-for-sale	15	2
Net OTTI losses recognized in earnings	$18	$27
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
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered by the Impairment Committee include (a) the financial condition and near term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income (loss). In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income (loss) to be recognized as an OTTI loss in earnings.
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
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

March 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,747	$2,562	$18	$22,291	$—
States, municipalities and political subdivisions	9,599	1,408	59	10,948	—
Asset-backed:
Residential mortgage-backed	5,518	235	70	5,683	(49)
Commercial mortgage-backed	1,853	147	10	1,990	(3)
Other asset-backed	932	23	—	955	—
Total asset-backed	8,303	405	80	8,628	(52)
U.S. Treasury and obligations of government-sponsored enterprises	170	11	—	181	—
Foreign government	528	24	—	552	—
Redeemable preferred stock	123	14	1	136	—
Total fixed maturity securities available-for-sale	38,470	4,424	158	42,736	$(52)
Total fixed maturity securities trading	63	—	—	63
Equity securities available-for-sale:
Common stock	38	17	—	55
Preferred stock	139	7	—	146
Total equity securities available-for-sale	177	24	—	201
Total	$38,710	$4,448	$158	$43,000

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,530	$2,698	$21	$22,207	$—
States, municipalities and political subdivisions	9,372	1,455	44	10,783	—
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23	—	952	—
Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182	—
Foreign government	588	25	—	613	—
Redeemable preferred stock	113	13	1	125	—
Total fixed maturity securities available-for-sale	38,141	4,618	155	42,604	$(31)
Total fixed maturity securities trading	29	—	—	29
Equity securities available-for-sale:
Common stock	38	14	—	52
Preferred stock	190	7	—	197
Total equity securities available-for-sale	228	21	—	249
Total	$38,398	$4,639	$155	$42,882
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At March 31, 2013 and December 31, 2012, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $1,438 million and $1,511 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).
The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$951	$13	$50	$5	$1,001	$18
States, municipalities and political subdivisions	683	16	121	43	804	59
Asset-backed:
Residential mortgage-backed	920	19	347	51	1,267	70
Commercial mortgage-backed	155	2	141	8	296	10
Total asset-backed	1,075	21	488	59	1,563	80
Redeemable preferred stock	34	1	—	—	34	1
Total	$2,743	$51	$659	$107	$3,402	$158

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17
Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1	—	—	23	1
Redeemable preferred stock	28	1	—	—	28	1
Total	$1,819	$27	$866	$128	$2,685	$155
The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $19 million and $32 million for the three months ended March 31, 2013 and 2012.
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2013 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2013.
The following table summarizes the activity for the three months ended March 31, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three months ended March 31
(In millions)	2013	2012
Beginning balance of credit losses on fixed maturity securities	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized	—	11
Credit losses for securities for which an OTTI loss was not previously recognized	—	1
Reductions for securities sold during the period	(3)	(4)
Ending balance of credit losses on fixed maturity securities	$92	$100

Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	March 31, 2013		December 31, 2012
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,783	$1,819	$1,648	$1,665
Due after one year through five years	12,916	13,731	13,603	14,442
Due after five years through ten years	9,430	10,267	8,726	9,555
Due after ten years	14,341	16,919	14,164	16,942
Total	$38,470	$42,736	$38,141	$42,604
Investment Commitments
As of March 31, 2013, the Company had committed approximately $247 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2013, the Company had mortgage loan commitments of $29 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of March 31, 2013, the Company had commitments to purchase or fund additional amounts of $167 million and sell $210 million under the terms of such securities.

Note D. Derivative Financial Instruments
A summary of the recognized gains (losses) related to derivative financial instruments follows.
Recognized Gains (Losses)

Three months ended March 31
(In millions)	2013	2012
Without hedge designation
Currency forwards	$2	$(1)
Total without hedge designation	2	(1)
Trading activities
Futures sold, not yet purchased	—	1
Total	$2	$—
Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended March 31, 2013 and December 31, 2012. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

March 31, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	43	1	—
Forward commitments for mortgage-backed securities	78	—	—
Equity warrants	5	—	—
Total	$146	$1	$(1)

December 31, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	59	—	(2)
Equity warrants	5	—	—
Total	$84	$—	$(3)
During the three months ended March 31, 2013, new derivative transactions entered into totaled $604 million in notional value while derivative termination activity totaled $542 million. This activity was primarily attributable to forward commitments for mortgage-backed securities, interest rate futures and foreign currency forwards. During the three months ended March 31, 2012, new derivative transactions entered into totaled $332 million in notional value while derivative termination activity totaled $321 million. This activity was primarily attributable to interest rate futures and foreign currency forwards.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$32	$22,020	$302	$22,354
States, municipalities and political subdivisions	—	10,819	129	10,948
Asset-backed:
Residential mortgage-backed	—	5,233	450	5,683
Commercial mortgage-backed	—	1,813	177	1,990
Other asset-backed	—	559	396	955
Total asset-backed	—	7,605	1,023	8,628
U.S. Treasury and obligations of government-sponsored enterprises	155	26	—	181
Foreign government	104	448	—	552
Redeemable preferred stock	51	59	26	136
Total fixed maturity securities	342	40,977	1,480	42,799
Equity securities	120	62	19	201
Other invested assets	—	49	—	49
Short term investments	1,102	397	5	1,504
Life settlement contracts, included in Other assets	—	—	95	95
Separate account business	11	266	2	279
Total assets	$1,575	$41,751	$1,601	$44,927
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)

December 31, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$6	$22,011	$219	$22,236
States, municipalities and political subdivisions	—	10,687	96	10,783
Asset-backed:
Residential mortgage-backed	—	5,507	413	5,920
Commercial mortgage-backed	—	1,693	129	1,822
Other asset-backed	—	584	368	952
Total asset-backed	—	7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24	—	182
Foreign government	140	473	—	613
Redeemable preferred stock	40	59	26	125
Total fixed maturity securities	344	41,038	1,251	42,633
Equity securities	117	98	34	249
Other invested assets	—	58	1	59
Short term investments	987	799	6	1,792
Life settlement contracts, included in Other assets	—	—	100	100
Separate account business	4	306	2	312
Total assets	$1,452	$42,299	$1,394	$45,145
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(2)	$(1)	$(3)
Total liabilities	$—	$(2)	$(1)	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$—	$2	$110	$(17)	$(20)	$26	$(18)	$302	$(1)
States, municipalities and political subdivisions	96	(3)	—	85	(47)	(2)	—	—	129	—
Asset-backed:
Residential mortgage-backed	413	3	—	61	—	(11)	—	(16)	450	—
Commercial mortgage-backed	129	1	5	73	—	(7)	—	(24)	177	—
Other asset-backed	368	3	1	136	(99)	(13)	—	—	396	—
Total asset-backed	910	7	6	270	(99)	(31)	—	(40)	1,023	—
Redeemable preferred stock	26	—	—	—	—	—	—	—	26	—
Total fixed maturity securities	1,251	4	8	465	(163)	(53)	26	(58)	1,480	(1)
Equity securities	34	(15)	1	—	—	—	—	(1)	19	(15)
Other invested assets, including derivatives, net	—	—	—	—	(1)	—	—	—	(1)	—
Short term investments	6	—	—	—	(1)	—	—	—	5	—
Life settlement contracts	100	7	—	—	—	(12)	—	—	95	—
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,393	$(4)	$9	$465	$(165)	$(65)	$26	$(59)	$1,600	$(16)

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$3	$4	$79	$(86)	$(19)	$33	$(10)	$486	$—
States, municipalities and political subdivisions	171	—	2	—	—	—	—	—	173	—
Asset-backed:
Residential mortgage-backed	452	1	(4)	38	—	(7)	—	(33)	447	—
Commercial mortgage-backed	59	—	4	42	—	—	—	—	105	—
Other asset-backed	343	4	4	176	(77)	(25)	—	(41)	384	—
Total asset-backed	854	5	4	256	(77)	(32)	—	(74)	936	—
Redeemable preferred stock	—	—	—	53	—	—	—	—	53	—
Total fixed maturity securities	1,507	8	10	388	(163)	(51)	33	(84)	1,648	—
Equity securities	67	—	(3)	11	(1)	—	—	—	74	(2)
Other invested assets, including derivatives, net	10	—	—	—	—	—	—	—	10	—
Short term investments	27	—	—	12	—	(39)	—	—	—	—
Life settlement contracts	117	3	—	—	—	(5)	—	—	115	(1)
Separate account business	23	—	—	—	(19)	—	—	—	4	—
Total	$1,751	$11	$7	$411	$(183)	$(95)	$33	$(84)	$1,851	$(3)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include tax-exempt auction rate certificates and private placement debt securities. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the expected call date assumption is unobservable due to the uncertain nature of principal prepayments prior to maturity and the credit spread adjustment that is security specific. Fair value of certain private placement debt securities is determined using internal models with inputs that are not market observable.
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

Assets (In millions)	Fair Value at March 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$78	Discounted cash flow	Expected call date	3.0 - 4.6 years (4.0 years)
			Credit spread adjustment	0.02% - 0.48% (0.17%)
	$97	Market approach	Private offering price	$34.70 - $122.09 ($102.97)
Equity securities	$19	Market approach	Private offering price	$33.73 - $3,970.99 per share ($1,114.32 per share)
Life settlement contracts	$95	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (209.2%)

Assets (In millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 - 5.3 years (4.3 years)
			Credit spread adjustment	0.02% - 0.48% (0.17%)
	$72	Market approach	Private offering price	$42.39 - $102.32 ($100.11)
Equity securities	$34	Market approach	Private offering price	$4.54 - $3,842.00 per share ($571.17 per share)
Life settlement contracts	$100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (208.9%)
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

March 31, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$20	$—	$—	$20	$20
Mortgage loans	425	—	—	449	449
Financial liabilities
Premium deposits and annuity contracts	$96	$—	$—	$100	$100
Short term debt	13	—	13	—	13
Long term debt	2,558	—	3,016	—	3,016

December 31, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	401	—	—	418	418
Financial liabilities
Premium deposits and annuity contracts	$100	$—	$—	$104	$104
Short term debt	13	—	13	—	13
Long term debt	2,557	—	3,016	—	3,016
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $39 million and $28 million for the three months ended March 31, 2013 and 2012. Catastrophe losses in the first quarter of 2013 related primarily to U.S. storms.
Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments.
Net Prior Year Development

Three months ended March 31, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(11)	$(1)	$1	$(26)
Pretax (favorable) unfavorable premium development	(8)	(10)	4	1	(13)
Total pretax (favorable) unfavorable net prior year development	$(23)	$(21)	$3	$2	$(39)

Three months ended March 31, 2012
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(14)	$2	$(18)
Pretax (favorable) unfavorable premium development	(9)	(17)	1	(25)
Total pretax (favorable) unfavorable net prior year development	$(15)	$(31)	$3	$(43)
For the three months ended March 31, 2013 and 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three months ended March 31, 2013 and 2012.

Three months ended March 31
(In millions)	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(3)	$(6)
Other Professional Liability	(1)	4
Surety	1	1
Warranty	—	(1)
Other	(12)	(4)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(6)
2013
Overall, favorable development for medical professional liability reflects favorable experience in accident years 2009 and prior. Unfavorable development was recorded for accident years 2010 and 2011 due to higher than expected large loss activity.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages in accident years 2010 and subsequent.
2012
Favorable development for medical professional liability was primarily due to reductions in the estimated frequency of large losses in accident years 2008 and prior.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three months ended March 31, 2013 and 2012.

Three months ended March 31
(In millions)	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$(5)	$—
General Liability	(21)	8
Workers' Compensation	25	(19)
Property and Other	(10)	(3)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$(14)
2013
Favorable development in the general liability coverages was primarily due to better than expected loss emergence in accident years 2002 and prior.
Unfavorable development for workers' compensation was primarily due to higher than expected large losses and increased severity in the state of California in accident year 2010.
2012
Overall, favorable development for workers' compensation reflects favorable experience in accident years 2001 and prior. Unfavorable development was recorded in accident year 2010 related to increased medical severity.

Note G. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Three months ended March 31
(In millions)	2013	2012
Pension cost (benefit)
Service cost	$3	$3
Interest cost on projected benefit obligation	30	34
Expected return on plan assets	(45)	(43)
Amortization of net actuarial (gain) loss	12	10
Net periodic pension cost (benefit)	$—	$4

Postretirement cost (benefit)
Amortization of prior service credit	$(4)	$(4)
Net periodic postretirement cost (benefit)	$(4)	$(4)
Note I. Other Intangible Assets
Other intangible assets are presented in the following table.

	March 31, 2013		December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	$59	$52	$62	$43
Trade name	8	1	8	—
Distribution channel	12	1	13	—
Total finite-lived intangible assets	79	54	83	43
Indefinite-lived intangible assets	69		73
Total other intangible assets	$148	$54	$156	$43
For the three months ended March 31, 2013, amortization expense of $9 million was included in Amortization of deferred acquisition costs and $3 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. For the three months ended March 31, 2012, no amortization expense was recognized. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $7 million for the remainder of 2013, $3 million in 2014, $1 million in 2015 and $2 million in years 2016, 2017 and 2018.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at March 31, 2013 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $98 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $724 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2013, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.
As of March 31, 2013 and December 31, 2012, the Company had recorded liabilities of approximately $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note K. Business Segments
The Company's core property and casualty commercial insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2012. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves, deferred acquisition costs and goodwill are readily identifiable for all individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses and 2) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.
The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$723	$837	$64	$141	$—	$(1)	$1,764
Net investment income	170	250	1	204	8	—	633
Other revenues	60	10	1	4	3	—	78
Total operating revenues	953	1,097	66	349	11	(1)	2,475
Claims, Benefits and Expenses
Net incurred claims and benefits	465	600	31	325	4	—	1,425
Policyholders’ dividends	1	2	—	1	—	—	4
Amortization of deferred acquisition costs	150	149	21	8	—	—	328
Other insurance related expenses	71	143	16	33	—	(1)	262
Other expenses	54	9	7	5	46	—	121
Total claims, benefits and expenses	741	903	75	372	50	(1)	2,140
Operating income (loss) before income tax	212	194	(9)	(23)	(39)	—	335
Income tax (expense) benefit on operating income (loss)	(72)	(69)	1	23	13	—	(104)
Net operating income (loss)	140	125	(8)	—	(26)	—	231
Net realized investment gains (losses)	3	4	1	14	6	—	28
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(1)	—	(5)	(2)	—	(9)
Net realized investment gains (losses), after-tax	2	3	1	9	4	—	19
Net income (loss)	$142	$128	$(7)	$9	$(22)	$—	$250

March 31, 2013
(In millions)
Reinsurance receivables	$662	$1,170	$251	$1,273	$2,781	$—	$6,137
Insurance receivables	$707	$1,168	$181	$13	$3	$—	$2,072
Deferred acquisition costs	$313	$287	$41	$—	$—	$—	$641
Goodwill	$117	$—	$34	$—	$—	$—	$151
Insurance reserves
Claim and claim adjustment expenses	$6,807	$11,105	$470	$3,031	$3,098	$—	$24,511
Unearned premiums	1,770	1,629	218	143	—	(1)	3,759
Future policy benefits	—	—	—	11,469	—	—	11,469
Policyholders’ funds	9	14	—	131	—	—	154

Three months ended March 31, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$706	$803		$141	$(1)	$—	$1,649
Net investment income	175	265		198	10	—	648
Other revenues	56	9		(2)	5	—	68
Total operating revenues	937	1,077		337	14	—	2,365
Claims, Benefits and Expenses
Net incurred claims and benefits	468	567		336	7	—	1,378
Policyholders’ dividends	(2)	3		2	—	—	3
Amortization of deferred acquisition costs	148	139		8	—	—	295
Other insurance related expenses	72	144		35	(1)	—	250
Other expenses	50	7		6	48	—	111
Total claims, benefits and expenses	736	860		387	54	—	2,037
Operating income (loss) before income tax	201	217		(50)	(40)	—	328
Income tax (expense) benefit on operating income (loss)	(69)	(78)		31	14	—	(102)
Net operating income (loss)	132	139		(19)	(26)	—	226
Net realized investment gains (losses)	8	11		13	4	—	36
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(4)		(5)	(1)	—	(12)
Net realized investment gains (losses), after-tax	6	7		8	3	—	24
Net income (loss)	$138	$146		$(11)	$(23)	$—	$250

December 31, 2012
(In millions)
Reinsurance receivables	$665	$1,155	$294	$1,273	$2,844	$—	$6,231
Insurance receivables	$673	$1,116	$181	$9	$4	$—	$1,983
Deferred acquisition costs	$300	$269	$29	$—	$—	$—	$598
Goodwill	$117	$—	$37	$—	$—	$—	$154
Insurance reserves
Claim and claim adjustment expenses	$6,748	$11,326	$521	$3,006	$3,162	$—	$24,763
Unearned premiums	1,685	1,569	222	134	—	—	3,610
Future policy benefits	—	—	—	11,475	—	—	11,475
Policyholders’ funds	8	15	—	134	—	—	157

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Three months ended March 31
(In millions)	2013	2012
CNA Specialty
International	$59	$57
Professional & Management Liability	700	694
Surety	116	119
Warranty & Alternative Risks	81	75
CNA Specialty revenues	956	945
CNA Commercial
Commercial Insurance	826	835
International	93	91
Small Business	182	162
CNA Commercial revenues	1,101	1,088
Hardy revenues	67
Life & Group Non-Core
Health	298	291
Life & Annuity	61	60
Other	4	(1)
Life & Group Non-Core revenues	363	350
Corporate & Other Non-Core revenues	17	18
Eliminations	(1)	—
Total revenues	$2,503	$2,401

Note L. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the change in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013.
Changes in Accumulated Other Comprehensive Income (Loss)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2013	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	14	(49)	—	(61)	(96)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(6), $3, $0, and $(3)	—	13	(5)	—	8
Other comprehensive income (loss) after tax (expense) benefit of $(7), $35, $(3), $0, and $25	14	(62)	5	(61)	(104)
Balance at March 31, 2013	$34	$1,309	$(716)	$100	$727
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.
We utilize the net operating income financial measure to monitor our operations. Net operating income is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses and 2) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1. In the evaluation of the results of our CNA Specialty, CNA Commercial and Hardy segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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

Three months ended March 31
(In millions)	2013	2012
Operating Revenues
Net earned premiums	$1,764	$1,649
Net investment income	633	648
Other revenues	78	68
Total operating revenues	2,475	2,365
Claims, Benefits and Expenses
Net incurred claims and benefits	1,425	1,378
Policyholders' dividends	4	3
Amortization of deferred acquisition costs	328	295
Other insurance related expenses	262	250
Other expenses	121	111
Total claims, benefits and expenses	2,140	2,037
Operating income (loss) before income tax	335	328
Income tax (expense) benefit on operating income (loss)	(104)	(102)
Net operating income (loss)	231	226
Net realized investment gains (losses)	28	36
Income tax (expense) benefit on net realized investment gains (losses)	(9)	(12)
Net realized investment gains (losses), after-tax	19	24
Net income (loss)	$250	$250
Net income for the three months ended March 31, 2013 was comparable with the same period in 2012. Increased net operating income was offset by lower net realized investment gains.
Net realized investment gains, after-tax, decreased $5 million for the three months ended March 31, 2013 as compared with the same period in 2012. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $5 million for the three months ended March 31, 2013 as compared with the same period in 2012. Net operating income decreased $14 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This decrease was primarily due to lower net investment income, higher catastrophe losses and decreased favorable net prior year development. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results. Catastrophe losses were $25 million after-tax for the three months ended March 31, 2013 as compared with $18 million after-tax for the same period in 2012. Net operating results improved $19 million for our non-core segments, primarily related to results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $39 million and $43 million was recorded for the three months ended March 31, 2013 and 2012 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended March 31, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $115 million for the three months ended March 31, 2013 as compared with the same period in 2012, driven by the acquisition of Hardy in July of 2012, a $34 million increase in CNA Commercial and a $17 million increase in CNA Specialty. See the Segment Results section of this MD&A for further discussion.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

SEGMENT RESULTS
The following discusses the results of operations for our operating segments.
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Three months ended March 31
(In millions, except ratios)	2013	2012
Net written premiums	$803	$765
Net earned premiums	723	706
Net investment income	170	175
Net operating income (loss)	140	132
Net realized investment gains (losses), after-tax	2	6
Net income (loss)	142	138
Ratios
Loss and loss adjustment expense	64.3%	66.3%
Expense	30.5	31.3
Dividend	0.2	(0.3)
Combined	95.0%	97.3%
Net written premiums for CNA Specialty increased $38 million for the three months ended March 31, 2013 as compared with the same period in 2012, primarily driven by increased rate. Net earned premiums increased $17 million as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 7% for the three months ended March 31, 2013, as compared with an increase of 3% for the three months ended March 31, 2012, for the policies that renewed in each period. Retention of 86% was achieved in each period.
Net income increased $4 million for the three months ended March 31, 2013 as compared with the same period in 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment gains.
Net operating income increased $8 million for the three months ended March 31, 2013 as compared with the same period in 2012. This increase was primarily due to improved underwriting results, partially offset by lower net investment income.
The combined ratio improved 2.3 points for the three months ended March 31, 2013 as compared with the same period in 2012. The loss ratio decreased 2.0 points, due to both higher favorable net prior year development and an improved current accident year loss ratio. The expense ratio improved 0.8 point for the three months ended March 31, 2013 as compared with the same period in 2012, primarily due to the impact of a higher net earned premium base.
Favorable net prior year development of $23 million and $15 million was recorded for the three months ended March 31, 2013 and 2012. Further information on CNA Specialty's net prior year development for the three months ended March 31, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2013 and December 31, 2012 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2013	December 31, 2012
(In millions)
Gross Case Reserves	$2,298	$2,292
Gross IBNR Reserves	4,509	4,456
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,807	$6,748
Net Case Reserves	$2,017	$2,008
Net IBNR Reserves	4,136	4,104
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,153	$6,112

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Three months ended March 31
(In millions, except ratios)	2013	2012
Net written premiums	$918	$843
Net earned premiums	837	803
Net investment income	250	265
Net operating income (loss)	125	139
Net realized investment gains (losses), after-tax	3	7
Net income (loss)	128	146
Ratios
Loss and loss adjustment expense	71.7%	70.7%
Expense	35.0	35.1
Dividend	0.1	0.4
Combined	106.8%	106.2%
Net written premiums for CNA Commercial increased $75 million for the three months ended March 31, 2013 as compared with the same period in 2012, primarily driven by increased rate. Net earned premiums increased $34 million for the three months ended March 31, 2013 as compared with the same period in 2012. This increase was primarily driven by the increase in net written premiums over recent quarters.
CNA Commercial's average rate increased 9% for the three months ended March 31, 2013, as compared with an increase of 5% for the three months ended March 31, 2012 for the policies that renewed in each period. Retention of 78% and 77% was achieved in each period.
Net income decreased $18 million for the three months ended March 31, 2013 as compared with the same period in 2012. This decrease was due to lower net operating income and decreased net realized investment gains.
Net operating income decreased $14 million for the three months ended March 31, 2013 as compared with the same period in 2012. This decrease was primarily due to lower net investment income, higher catastrophe losses and decreased favorable net prior year development. These unfavorable impacts were partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio increased 0.6 point for the three months ended March 31, 2013 as compared with the same period in 2012. The loss ratio increased 1.0 point, primarily due to the impacts of higher catastrophe losses and decreased favorable net prior year development, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $38 million, or 4.6 points of the loss ratio, for the three months ended March 31, 2013, as compared with $26 million, or 3.3 points of the loss ratio, for the three months ended March 31, 2012.
Favorable net prior year development of $21 million and $31 million was recorded for the three months ended March 31, 2013 and 2012. Further information on CNA Commercial net prior year development for the three months ended March 31, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2013 and December 31, 2012 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2013	December 31, 2012
Gross Case Reserves	$6,083	$6,146
Gross IBNR Reserves	5,022	5,180
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,105	$11,326
Net Case Reserves	$5,553	$5,611
Net IBNR Reserves	4,432	4,600
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,985	$10,211

Hardy
The following table details the results of operations for Hardy.
Results of Operations

Three months ended March 31
(In millions, except ratios)	2013
Net written premiums	$55
Net earned premiums	64
Net investment income	1
Net operating income (loss)	(8)
Net realized investment gains (losses), after-tax	1
Net income (loss)	(7)
Ratios
Loss and loss adjustment expense	48.7%
Expense	56.8
Dividend	—
Combined	105.5%
The composition of net earned premiums for Hardy was $32 million for marine and aviation, $19 million for non-marine property, $7 million for specialty lines and $6 million for property treaty reinsurance.
Hardy's average rate increased 1% for the three months ended March 31, 2013 for the policies that renewed in the period. Retention of 70% was achieved in the period.
Results included non-run rate purchase accounting expenses of $3 million and foreign currency transaction losses of $2 million. Further information on Hardy's amortization expense is included in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1.
No catastrophe losses were incurred for the three months ended March 31, 2013. The expense ratio was adversely affected by the level of premiums, including unfavorable premium development of $4 million.
Unfavorable net prior year development of $3 million was recorded for the three months ended March 31, 2013.
The following table summarizes the gross and net carried reserves as of March 31, 2013 and December 31, 2012 for Hardy.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2013	December 31, 2012
Gross Case Reserves	$320	$333
Gross IBNR Reserves	150	188
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$470	$521
Net Case Reserves	$180	$192
Net IBNR Reserves	78	82
Total Net Carried Claim and Claim Adjustment Expense Reserves	$258	$274

Life & Group Non-Core
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Three months ended March 31
(In millions)	2013	2012
Net earned premiums	$141	$141
Net investment income	204	198
Net operating income (loss)	—	(19)
Net realized investment gains (losses), after-tax	9	8
Net income (loss)	9	(11)
Net earned premiums for Life & Group Non-Core were comparable for the three months ended March 31, 2013 and the same period in 2012. Net earned premiums relate primarily to the individual and group long term care businesses. Premiums in the current period were affected by the lapsing of policies and rate increase actions in our run-off individual long term care business.
Net results improved $20 million for the three months ended March 31, 2013 as compared with the same period in 2012. While the improved results reflect favorable mortality outcomes across all of our life businesses, they were primarily attributable to favorable morbidity and persistency in our long term care business.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Three months ended March 31
(In millions)	2013	2012
Net investment income	$8	$10
Net operating income (loss)	(26)	(26)
Net realized investment gains (losses), after-tax	4	3
Net income (loss)	(22)	(23)
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. Results in 2013 were comparable to the prior year period.
Unfavorable net prior year development of $2 million and $3 million was recorded for the three months ended March 31, 2013 and 2012.
The following table summarizes the gross and net carried reserves as of March 31, 2013 and December 31, 2012 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2013	December 31, 2012
Gross Case Reserves	$1,177	$1,207
Gross IBNR Reserves	1,921	1,955
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,098	$3,162
Net Case Reserves	$290	$292
Net IBNR Reserves	211	220
Total Net Carried Claim and Claim Adjustment Expense Reserves	$501	$512

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2013	2012
Fixed maturity securities	$499	$516
Short term investments	1	1
Limited partnership investments	131	130
Equity securities	3	4
Mortgage loans	5	3
Trading portfolio	5	7
Other	1	1
Gross investment income	645	662
Investment expense	(12)	(14)
Net investment income	$633	$648
Net investment income for the three months ended March 31, 2013 decreased $15 million as compared with the same period in 2012. The decrease was primarily driven by lower fixed maturity securities income due to the effect of purchasing investments at lower interest rates, partially offset by a higher invested asset base.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.2% and 5.5% for the three months ended March 31, 2013 and 2012. Tax-exempt municipal bonds generated $69 million of net investment income for the three months ended March 31, 2013 compared with $66 million of net investment income for the same period in 2012.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2013	2012
Fixed maturity securities:
Corporate and other bonds	$31	$23
States, municipalities and political subdivisions	(2)	15
Asset-backed	3	(12)
U.S. Treasury and obligations of government-sponsored enterprises	—	1
Foreign government	—	3
Total fixed maturity securities	32	30
Equity securities	(13)	1
Derivative securities	2	(1)
Short term investments and other	7	6
Net realized investment gains (losses)	28	36
Income tax (expense) benefit on net realized investment gains (losses)	(9)	(12)
Net realized investment gains (losses), after-tax	$19	$24
Net realized investment gains, after-tax, decreased $5 million for the three months ended March 31, 2013 as compared with the same period in 2012, driven by lower realized gains on sales of securities, partially offset by lower OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 91% and 92% of which were rated as investment grade (rated BBB- or higher) at March 31, 2013 and December 31, 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these rating agencies, we formulate an internal rating. At March 31, 2013 and December 31, 2012, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

(In millions)	March 31, 2013%		December 31, 2012%
U.S. Government, Government agencies and Government-sponsored enterprises	$4,230	10%	$4,540	11%
AAA rated	3,128	7	3,224	8
AA and A rated	19,875	46	19,305	45
BBB rated	11,911	28	11,997	28
Non-investment grade	3,655	9	3,567	8
Total	$42,799	100%	$42,633	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,416 million and $3,355 million at March 31, 2013 and December 31, 2012. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

(In millions)	March 31, 2013%		December 31, 2012%
BB	$1,593	43%	$1,529	43%
B	1,087	30	1,075	30
CCC - C	757	21	724	20
D	218	6	239	7
Total	$3,655	100%	$3,567	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of March 31, 2013.
Gross Unrealized Losses by Ratings Distribution

March 31, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$864	25%	$50	32%
AAA	185	5	9	5
AA	600	18	50	32
A	412	12	6	4
BBB	774	23	25	16
Non-Investment Grade	567	17	18	11
Total	$3,402	100%	$158	100%
The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

March 31, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$206	6%	$4	2%
Due after one year through five years	914	27	25	16
Due after five years through ten years	1,182	35	61	39
Due after ten years	1,100	32	68	43
Total	$3,402	100%	$158	100%

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
Effective Durations

	March 31, 2013		December 31, 2012
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,723	11.1	$15,590	11.3
Other interest sensitive investments	28,651	4.1	28,855	3.9
Total	$44,374	6.6	$44,445	6.5
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

(In millions)	March 31, 2013	December 31, 2012
Short term investments:
Commercial paper	$345	$751
U.S. Treasury securities	771	617
Money market funds	249	301
Other	190	163
Total short term investments	$1,555	$1,832

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2013, net cash provided by operating activities was $191 million as compared with $312 million for the same period in 2012. Cash provided by operating activities in 2012 was favorably affected by a $75 million tax refund. Additionally, because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, during 2013 operating cash flows were decreased by $48 million as compared to a decrease of $6 million during 2012 related to trading activity.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2013, net cash used by investing activities was $161 million as compared with net cash used of $287 million for the same period in 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the three months ended March 31, 2013, net cash used by financing activities was $56 million as compared with $42 million for the same period in 2012. Net cash used by financing activities in both periods was primarily related to the payment of dividends to common stockholders.
Common Stock Dividends
Dividends of $0.20 per share of our common stock were declared and paid in the first quarter of 2013. On April 26, 2013, our Board of Directors declared a quarterly dividend of $0.20 per share, payable May 29, 2013 to stockholders of record on May 13, 2013. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility.
During the first quarter of 2013, Continental Casualty Company (CCC), our primary operating subsidiary, paid a dividend of $100 million to CNAF. As of March 31, 2013, CCC is able to pay approximately $600 million of dividends during the remainder of 2013 that would not be subject to the prior approval of the Illinois Department of Insurance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2013. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of March 31, 2013, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2013.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G to the Condensed Consolidated Financial Statements included under Part I, Item I.
Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: April 30, 2013	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE