Form 10-Q
period 2013-06-30
CNA FINANCIAL CORP
filed 2013-07-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, Par value $2.50	269,698,289

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2013	2012	2013	2012
Revenues
Net earned premiums	$1,800	$1,668	$3,564	$3,317
Net investment income	578	470	1,211	1,118
Net realized investment gains (losses):
Other-than-temporary impairment losses	(16)	(12)	(34)	(27)
Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(11)	—	(23)
Net other-than-temporary impairment losses recognized in earnings	(16)	(23)	(34)	(50)
Other net realized investment gains	2	45	48	108
Net realized investment gains (losses)	(14)	22	14	58
Other revenues	129	86	207	154
Total revenues	2,493	2,246	4,996	4,647
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,521	1,348	2,950	2,729
Amortization of deferred acquisition costs	335	309	663	604
Other operating expenses	320	316	661	635
Interest	41	43	83	85
Total claims, benefits and expenses	2,217	2,016	4,357	4,053
Income before income tax	276	230	639	594
Income tax expense	(82)	(64)	(195)	(178)
Net income	$194	$166	$444	$416

Basic earnings per share	$0.72	$0.62	$1.65	$1.55

Diluted earnings per share	$0.72	$0.62	$1.64	$1.54

Dividends per share	$0.20	$0.15	$0.40	$0.30

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.7	269.4	269.6	269.4
Diluted	270.1	269.8	270.0	269.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(8)	$(3)	$6	$37
Net unrealized gains (losses) on other investments	(585)	120	(647)	337
Net unrealized gains (losses) on investments	(593)	117	(641)	374
Foreign currency translation adjustment	(13)	(17)	(74)	4
Pension and postretirement benefits	5	3	10	9
Other comprehensive income (loss), net of tax	(601)	103	(705)	387
Net income	194	166	444	416
Total comprehensive income (loss)	$(407)	$269	$(261)	$803
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,928 and $38,170)	$41,431	$42,633
Equity securities at fair value (cost of $185 and $228)	199	249
Limited partnership investments	2,665	2,462
Other invested assets	36	59
Mortgage loans	437	401
Short term investments	1,531	1,832
Total investments	46,299	47,636
Cash	121	156
Reinsurance receivables (less allowance for uncollectible receivables of $71 and $73)	5,970	6,158
Insurance receivables (less allowance for uncollectible receivables of $94 and $101)	2,133	1,882
Accrued investment income	446	434
Deferred acquisition costs	650	598
Deferred income taxes	315	93
Property and equipment at cost (less accumulated depreciation of $379 and $404)	327	326
Goodwill	152	154
Other assets (includes $0 and $4 due from Loews Corporation)	907	773
Separate account business	247	312
Total assets	$57,567	$58,522
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,339	$24,763
Unearned premiums	3,869	3,610
Future policy benefits	10,787	11,475
Policyholders’ funds	133	157
Short term debt	13	13
Long term debt	2,558	2,557
Other liabilities (includes $65 and $0 due to Loews Corporation)	3,677	3,321
Separate account business	247	312
Total liabilities	45,623	46,208
Commitments and contingencies (Notes C, G and J)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,697,889 and 269,399,390 shares outstanding)	683	683
Additional paid-in capital	2,140	2,146
Retained earnings	9,110	8,774
Accumulated other comprehensive income	126	831
Treasury stock (3,342,354 and 3,640,853 shares), at cost	(91)	(99)
Notes receivable for the issuance of common stock	(24)	(21)
Total stockholders’ equity	11,944	12,314
Total liabilities and stockholders' equity	$57,567	$58,522
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2013	2012
Cash Flows from Operating Activities
Net income	$444	$416
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on disposal of property and equipment	—	1
Deferred income tax expense	122	81
Trading portfolio activity	(7)	(44)
Net realized investment gains	(14)	(58)
Equity method investees	(151)	(8)
Amortization of investments	(14)	(33)
Depreciation and amortization	58	39
Changes in:
Receivables, net	(83)	70
Accrued investment income	(12)	(10)
Deferred acquisition costs	(43)	(17)
Insurance reserves	198	121
Other assets	(69)	43
Other liabilities	134	12
Other, net	6	5
Total adjustments	125	202
Net cash flows provided by operating activities	$569	$618
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	$3,143	$3,303
Fixed maturity securities - maturities, calls and redemptions	1,820	1,566
Equity securities	60	61
Limited partnerships	77	64
Mortgage loans	18	5
Purchases:
Fixed maturity securities	(5,656)	(5,169)
Equity securities	(33)	(27)
Limited partnerships	(103)	(53)
Mortgage loans	(54)	(109)
Change in other investments	—	2
Change in short term investments	293	(123)
Purchases of property and equipment	(42)	(42)
Other, net	6	12
Net cash flows used by investing activities	$(471)	$(510)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Six months ended June 30
(In millions)	2013	2012
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(108)	$(81)
Stock options exercised	1	1
Other, net	(20)	(3)
Net cash flows used by financing activities	$(127)	$(83)
Effect of foreign exchange rate changes on cash	$(6)	$—
Net change in cash	$(35)	$25
Cash, beginning of year	156	75
Cash, end of period	$121	$100
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Six months ended June 30
(In millions)	2013	2012
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,146	2,141
Stock-based compensation	(6)	—
Balance, end of period	2,140	2,141
Retained Earnings
Balance, beginning of period	8,774	8,308
Dividends paid to common stockholders	(108)	(81)
Net income	444	416
Balance, end of period	9,110	8,643
Accumulated Other Comprehensive Income
Balance, beginning of period	831	480
Other comprehensive income (loss)	(705)	387
Balance, end of period	126	867
Treasury Stock
Balance, beginning of period	(99)	(102)
Stock-based compensation	8	3
Balance, end of period	(91)	(99)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(21)	(22)
(Increase) decrease in notes receivable for the issuance of common stock	(3)	1
Balance, end of period	(24)	(21)
Total Stockholders' Equity	$11,944	$12,214
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. The Company acquired Hardy Underwriting Bermuda Limited and its subsidiaries on July 2, 2012. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2013.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012, including the summary of significant accounting policies in Note A. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
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
For the three and six months ended June 30, 2013, approximately 407 thousand and 446 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 114 thousand and 478 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities	$498	$505	$997	$1,021
Short term investments	1	2	2	3
Limited partnership investments	79	(35)	210	95
Equity securities	3	2	6	6
Mortgage loans	6	5	11	8
Trading portfolio (a)	5	4	10	11
Other	—	2	1	3
Gross investment income	592	485	1,237	1,147
Investment expense	(14)	(15)	(26)	(29)
Net investment income	$578	$470	$1,211	$1,118
___________________

(a)	There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three or six months ended June 30, 2013 or 2012.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$37	$49	$81	$118
Gross realized losses	(42)	(32)	(54)	(71)
Net realized investment gains (losses) on fixed maturity securities	(5)	17	27	47
Equity securities:
Gross realized gains	5	2	7	5
Gross realized losses	(7)	(2)	(22)	(4)
Net realized investment gains (losses) on equity securities	(2)	—	(15)	1
Derivatives	(5)	1	(3)	—
Short term investments and other	(2)	4	5	10
Net realized investment gains (losses)	$(14)	$22	$14	$58

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5	$6	$8	$16
Asset-backed:
Residential mortgage-backed	3	15	3	29
Other asset-backed	1	—	1	—
Total asset-backed	4	15	4	29
U.S. Treasury and obligations of government-sponsored enterprises	—	—	—	1
Total fixed maturity securities available-for-sale	9	21	12	46
Equity securities available-for-sale:
Common stock	2	2	2	4
Preferred stock	5	—	20	—
Total equity securities available-for-sale	7	2	22	4
Net OTTI losses recognized in earnings	$16	$23	$34	$50
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

June 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,079	$1,826	$147	$21,758	$—
States, municipalities and political subdivisions	10,098	814	173	10,739	—
Asset-backed:
Residential mortgage-backed	5,031	153	88	5,096	(37)
Commercial mortgage-backed	1,941	95	27	2,009	(3)
Other asset-backed	933	16	2	947	—
Total asset-backed	7,905	264	117	8,052	(40)
U.S. Treasury and obligations of government-sponsored enterprises	167	9	—	176	—
Foreign government	528	17	1	544	—
Redeemable preferred stock	121	13	2	132	—
Total fixed maturity securities available-for-sale	38,898	2,943	440	41,401	$(40)
Total fixed maturity securities trading	30	—	—	30
Equity securities available-for-sale:
Common stock	47	10	—	57
Preferred stock	138	4	—	142
Total equity securities available-for-sale	185	14	—	199
Total	$39,113	$2,957	$440	$41,630

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,530	$2,698	$21	$22,207	$—
States, municipalities and political subdivisions	9,372	1,455	44	10,783	—
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23	—	952	—
Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182	—
Foreign government	588	25	—	613	—
Redeemable preferred stock	113	13	1	125	—
Total fixed maturity securities available-for-sale	38,141	4,618	155	42,604	$(31)
Total fixed maturity securities trading	29	—	—	29
Equity securities available-for-sale:
Common stock	38	14	—	52
Preferred stock	190	7	—	197
Total equity securities available-for-sale	228	21	—	249
Total	$38,398	$4,639	$155	$42,882
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At June 30, 2013 and December 31, 2012, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $883 million and $1,511 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
June 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,478	$143	$33	$4	$3,511	$147
States, municipalities and political subdivisions	2,075	130	119	43	2,194	173
Asset-backed:
Residential mortgage-backed	1,462	33	321	55	1,783	88
Commercial mortgage-backed	593	23	79	4	672	27
Other asset-backed	235	2	—	—	235	2
Total asset-backed	2,290	58	400	59	2,690	117
Foreign government	65	1	—	—	65	1
Redeemable preferred stock	39	2	—	—	39	2
Total	$7,947	$334	$552	$106	$8,499	$440

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17
Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1	—	—	23	1
Redeemable preferred stock	28	1	—	—	28	1
Total	$1,819	$27	$866	$128	$2,685	$155
The amount of pretax net realized losses on available-for-sale securities reclassified out of AOCI into earnings was $7 million for the three months ended June 30, 2013, and the amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $12 million for the six months ended June 30, 2013. The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $15 million and $47 million for the three and six months ended June 30, 2012.
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2013 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly impacted by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2013.

The following table summarizes the activity for the three and six months ended June 30, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Beginning balance of credit losses on fixed maturity securities	$92	$100	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized	1	10	1	21
Credit losses for securities for which an OTTI loss was not previously recognized	—	1	—	2
Reductions for securities sold during the period	(4)	(4)	(7)	(8)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(8)	—	(8)
Ending balance of credit losses on fixed maturity securities	$89	$99	$89	$99
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	June 30, 2013		December 31, 2012
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,105	$2,153	$1,648	$1,665
Due after one year through five years	11,450	12,078	13,603	14,442
Due after five years through ten years	10,613	10,981	8,726	9,555
Due after ten years	14,730	16,189	14,164	16,942
Total	$38,898	$41,401	$38,141	$42,604
Investment Commitments
As of June 30, 2013, the Company had committed approximately $372 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of June 30, 2013, the Company had commitments to purchase or fund additional amounts of $160 million and sell $150 million under the terms of such securities.

Note D. Derivative Financial Instruments
Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended June 30, 2013 and December 31, 2012. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

June 30, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$—
Currency forwards	41	—	—
Equity warrants	5	—	—
Total	$66	$—	$—

December 31, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	59	—	(2)
Equity warrants	5	—	—
Total	$84	$—	$(3)
During the three and six months ended June 30, 2013, new derivative transactions entered into totaled $1,443 million and $2,047 million in notional value while derivative termination activity totaled $1,523 million and $2,065 million. This activity was attributable to forward commitments for mortgage-backed securities, interest rate futures and foreign currency forwards. During the three and six months ended June 30, 2012, new derivative transactions entered into totaled $447 million and $779 million in notional value while derivative termination activity totaled $391 million and $712 million. This activity was primarily attributable to interest rate futures and forward commitments for mortgage-backed securities.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. Prices are determined by a dedicated group who ultimately report to the Company's CFO. This group is responsible for valuation policies and procedures. In general the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted by the Company.
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$30	$21,556	$202	$21,788
States, municipalities and political subdivisions	—	10,599	140	10,739
Asset-backed:
Residential mortgage-backed	—	4,668	428	5,096
Commercial mortgage-backed	—	1,844	165	2,009
Other asset-backed	—	560	387	947
Total asset-backed	—	7,072	980	8,052
U.S. Treasury and obligations of government-sponsored enterprises	147	29	—	176
Foreign government	98	446	—	544
Redeemable preferred stock	49	58	25	132
Total fixed maturity securities	324	39,760	1,347	41,431
Equity securities	134	52	13	199
Other invested assets	—	36	—	36
Short term investments	1,057	423	—	1,480
Life settlement contracts, included in Other assets	—	—	91	91
Separate account business	6	239	2	247
Total assets	$1,521	$40,510	$1,453	$43,484
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$6	$22,011	$219	$22,236
States, municipalities and political subdivisions	—	10,687	96	10,783
Asset-backed:
Residential mortgage-backed	—	5,507	413	5,920
Commercial mortgage-backed	—	1,693	129	1,822
Other asset-backed	—	584	368	952
Total asset-backed	—	7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24	—	182
Foreign government	140	473	—	613
Redeemable preferred stock	40	59	26	125
Total fixed maturity securities	344	41,038	1,251	42,633
Equity securities	117	98	34	249
Other invested assets	—	58	1	59
Short term investments	987	799	6	1,792
Life settlement contracts, included in Other assets	—	—	100	100
Separate account business	4	306	2	312
Total assets	$1,452	$42,299	$1,394	$45,145
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(2)	$(1)	$(3)
Total liabilities	$—	$(2)	$(1)	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 and 2012.

Level 3 (In millions)	Balance at April 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$302	$1	$(3)	$13	$(73)	$(6)	$—	$(32)	$202	$(1)
States, municipalities and political subdivisions	129	—	4	37	(32)	(3)	5	—	140	—
Asset-backed:
Residential mortgage-backed	450	(1)	(1)	50	(10)	(21)	4	(43)	428	(2)
Commercial mortgage-backed	177	—	4	5	—	(2)	21	(40)	165	—
Other asset-backed	396	—	(3)	38	(33)	(11)	—	—	387	(1)
Total asset-backed	1,023	(1)	—	93	(43)	(34)	25	(83)	980	(3)
Redeemable preferred stock	26	—	(1)	—	—	—	—	—	25	—
Total fixed maturity securities	1,480	—	—	143	(148)	(43)	30	(115)	1,347	(4)
Equity securities	19	(5)	(1)	—	—	—	—	—	13	(5)
Other invested assets, including derivatives, net	(1)	—	—	—	—	1	—	—	—	—
Short term investments	5	—	—	—	(5)	—	—	—	—	—
Life settlement contracts	95	4	—	—	—	(8)	—	—	91	(1)
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,600	$(1)	$(1)	$143	$(153)	$(50)	$30	$(115)	$1,453	$(10)

Level 3 (In millions)	Balance at April 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$486	$3	$2	$68	$(27)	$(13)	$9	$(40)	$488	$—
States, municipalities and political subdivisions	173	—	1	—	—	(85)	—	—	89	—
Asset-backed:
Residential mortgage-backed	447	1	(18)	22	—	(9)	—	—	443	—
Commercial mortgage-backed	105	2	4	87	(12)	(4)	—	(16)	166	—
Other asset-backed	384	2	(1)	182	(99)	(34)	—	—	434	—
Total asset-backed	936	5	(15)	291	(111)	(47)	—	(16)	1,043	—
Redeemable preferred stock	53	—	—	—	(26)	—	—	—	27	—
Total fixed maturity securities	1,648	8	(12)	359	(164)	(145)	9	(56)	1,647	—
Equity securities	74	—	19	15	(15)	—	—	—	93	(1)
Other invested assets, including derivatives, net	10	—	—	—	—	—	—	—	10	—
Short term investments	—	—	—	4	—	—	—	—	4	—
Life settlement contracts	115	20	—	—	—	(19)	—	—	116	3
Separate account business	4	—	—	—	(1)	—	—	—	3	—
Total	$1,851	$28	$7	$378	$(180)	$(164)	$9	$(56)	$1,873	$2

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012.

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$1	$(1)	$123	$(90)	$(26)	$26	$(50)	$202	$(2)
States, municipalities and political subdivisions	96	(3)	4	122	(79)	(5)	5	—	140	—
Asset-backed:
Residential mortgage-backed	413	2	(1)	111	(10)	(32)	4	(59)	428	(2)
Commercial mortgage-backed	129	1	9	78	—	(9)	21	(64)	165	—
Other asset-backed	368	3	(2)	174	(132)	(24)	—	—	387	(1)
Total asset-backed	910	6	6	363	(142)	(65)	25	(123)	980	(3)
Redeemable preferred stock	26	—	(1)	—	—	—	—	—	25	—
Total fixed maturity securities	1,251	4	8	608	(311)	(96)	56	(173)	1,347	(5)
Equity securities	34	(20)	—	—	—	—	—	(1)	13	(20)
Other invested assets, including derivatives, net	—	—	—	—	(1)	1	—	—	—	—
Short term investments	6	—	—	—	(6)	—	—	—	—	—
Life settlement contracts	100	11	—	—	—	(20)	—	—	91	(1)
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,393	$(5)	$8	$608	$(318)	$(115)	$56	$(174)	$1,453	$(26)

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$6	$6	$147	$(113)	$(32)	$42	$(50)	$488	$—
States, municipalities and political subdivisions	171	—	3	—	—	(85)	—	—	89	—
Asset-backed:
Residential mortgage-backed	452	2	(22)	60	—	(16)	—	(33)	443	—
Commercial mortgage-backed	59	2	8	129	(12)	(4)	—	(16)	166	—
Other asset-backed	343	6	3	358	(176)	(59)	—	(41)	434	—
Total asset-backed	854	10	(11)	547	(188)	(79)	—	(90)	1,043	—
Redeemable preferred stock	—	—	—	53	(26)	—	—	—	27	—
Total fixed maturity securities	1,507	16	(2)	747	(327)	(196)	42	(140)	1,647	—
Equity securities	67	—	16	26	(16)	—	—	—	93	(3)
Other invested assets, including derivatives, net	10	—	—	—	—	—	—	—	10	—
Short term investments	27	—	—	16	—	(39)	—	—	4	—
Life settlement contracts	117	23	—	—	—	(24)	—	—	116	3
Separate account business	23	—	—	—	(20)	—	—	—	3	—
Total	$1,751	$39	$14	$789	$(363)	$(259)	$42	$(140)	$1,873	$—

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013 or 2012. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

Assets (In millions)	Fair Value at June 30, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$106	Discounted cash flow	Expected call date	1.6 - 3.5 years (3.1 years)
			Credit spread	1.95% - 7.95% (2.67%)
	$83	Market approach	Private offering price	$36.32 - $113.76 ($101.70)
Equity securities	$13	Market approach	Private offering price	$33.73 - $4,017.00 per share ($936.89 per share)
Life settlement contracts	$91	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (209.2%)

Assets (In millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 - 5.3 years (4.3 years)
			Credit spread adjustment	0.02% - 0.48% (0.17%)
	$72	Market approach	Private offering price	$42.39 - $102.32 ($100.11)
Equity securities	$34	Market approach	Private offering price	$4.54 - $3,842.00 per share ($571.17 per share)
Life settlement contracts	$100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (208.9%)
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

June 30, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$24	$—	$—	$24	$24
Mortgage loans	437	—	—	449	449
Financial liabilities
Premium deposits and annuity contracts	$75	$—	$—	$76	$76
Short term debt	13	—	13	—	13
Long term debt	2,558	—	2,912	—	2,912

December 31, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	401	—	—	418	418
Financial liabilities
Premium deposits and annuity contracts	$100	$—	$—	$104	$104
Short term debt	13	—	13	—	13
Long term debt	2,557	—	3,016	—	3,016
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $65 million and $104 million for the three and six months ended June 30, 2013. Catastrophe losses in 2013 related primarily to U.S. storms. The Company reported catastrophe losses, net of reinsurance, of $68 million and $96 million for the three and six months ended June 30, 2012.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments.
Net Prior Year Development

Three months ended June 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$27	$12	$(3)	$(5)
Pretax (favorable) unfavorable premium development	(5)	(5)	2	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(46)	$22	$14	$(3)	$(13)

Three months ended June 30, 2012
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(35)	$(13)	$(4)	$(52)
Pretax (favorable) unfavorable premium development	(5)	(19)	1	(23)
Total pretax (favorable) unfavorable net prior year development	$(40)	$(32)	$(3)	$(75)

Six months ended June 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(56)	$16	$11	$(2)	$(31)
Pretax (favorable) unfavorable premium development	(13)	(15)	6	1	(21)
Total pretax (favorable) unfavorable net prior year development	$(69)	$1	$17	$(1)	$(52)

Six months ended June 30, 2012
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$(27)	$(2)	$(70)
Pretax (favorable) unfavorable premium development	(14)	(36)	2	(48)
Total pretax (favorable) unfavorable net prior year development	$(55)	$(63)	$—	$(118)
For the three and six months ended June 30, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and six months ended June 30, 2013 and 2012.

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(17)	$(9)	$(20)	$(15)
Other Professional Liability	(23)	(6)	(24)	(2)
Surety	1	—	2	1
Warranty	—	—	—	(1)
Other	(2)	(20)	(14)	(24)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$(35)	$(56)	$(41)
Three Month Comparison
2013
Favorable development for medical professional liability was primarily due to a decrease in incurred loss severity in accident years 2009 and prior.
Overall, favorable development for other professional liability was related to better than expected loss emergence in accident years 2007 through 2009. Unfavorable development was recorded in accident years 2010 through 2012 related to an increase in severity.
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
Six Month Comparison
2013
Overall, favorable development for medical professional liability reflects favorable experience in accident years 2009 and prior. Unfavorable development was recorded for accident years 2010 and 2011 due to higher than expected large loss activity.
Overall, favorable development for other professional liability was related to better than expected loss emergence in accident years 2007 through 2009. Unfavorable development was recorded in accident years 2010 through 2012 related to an increase in severity.
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

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three and six months ended June 30, 2013 and 2012.

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$2	$2	$(3)	$2
General Liability	15	(13)	(6)	(5)
Workers' Compensation	45	8	70	(11)
Property and Other	(35)	(10)	(45)	(13)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$27	$(13)	$16	$(27)
Three Month Comparison
2013
Unfavorable development for general liability coverages was primarily related to increased incurred loss severity in accident years 2010 through 2012.
Unfavorable development for workers' compensation was primarily in response to legislation enacted during 2013 related to the New York Fund for Reopened Cases. The law change necessitated an increase in reserves as re-opened workers' compensation claims can no longer be turned over to the state for handling and payment after December 31, 2013.
Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 and favorable loss emergence on non-catastrophe losses in accident year 2012.
2012
Favorable development for general liability coverages was primarily related to favorable loss emergence in accident years 2005 and prior.
Favorable development for property and marine coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident year 2010.
Six Month Comparison
2013
Overall, favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2002 and prior. Unfavorable development was recorded in accident years 2010 through 2012 primarily related to increased incurred loss severity.
Unfavorable development for workers' compensation was recorded in response to legislation in New York as discussed above. Additional unfavorable development was primarily due to higher than expected large losses and increased severity in the state of California in accident year 2010.
Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 and favorable loss emergence on non-catastrophe losses in accident year 2012.
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

Hardy
The following table provides further detail of the development recorded for the Hardy segment for the three and six months ended June 30, 2013.

Periods ended June 30, 2013
(In millions)	Three Months	Six Months
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Marine and Aviation	$4	$3
Non-Marine Property	7	7
Property Treaty	2	2
Specialty	(1)	(1)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$12	$11
Three and Six Months
2013
Unfavorable development for non-marine property was primarily due to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake.

Note G. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Pension cost (benefit)
Service cost	$3	$3	$6	$6
Interest cost on projected benefit obligation	30	33	60	67
Expected return on plan assets	(45)	(42)	(90)	(85)
Amortization of net actuarial (gain) loss	12	9	24	19
Net periodic pension cost (benefit)	$—	$3	$—	$7

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$1	$1	$1	$1
Amortization of prior service credit	(5)	(5)	(9)	(9)
Net periodic postretirement cost (benefit)	$(4)	$(4)	$(8)	$(8)
Note I. Other Intangible Assets
Other intangible assets are presented in the following table.

	June 30, 2013		December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	$59	$57	$62	$43
Trade name	8	1	8	—
Distribution channel	12	1	13	—
Total finite-lived intangible assets	79	59	83	43
Indefinite-lived intangible assets	69		73
Total other intangible assets	$148	$59	$156	$43
For the three and six months ended June 30, 2013, amortization expense of $4 million and $13 million was included in Amortization of deferred acquisition costs and $2 million and $5 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. For the three and six months ended June 30, 2012, no amortization expense was recognized. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $2 million for the remainder of 2013, $3 million in 2014, $1 million in 2015 and $2 million in years 2016, 2017 and 2018.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at June 30, 2013 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $92 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $724 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2013, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
As of June 30, 2013 and December 31, 2012, the Company had recorded liabilities of approximately $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

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
The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$746	$840	$76	$138	$—	$—	$1,800
Net investment income	151	211	1	207	8	—	578
Other revenues	63	65	(1)	1	2	(1)	129
Total operating revenues	960	1,116	76	346	10	(1)	2,507
Claims, Benefits and Expenses
Net incurred claims and benefits	452	644	41	380	(2)	—	1,515
Policyholders’ dividends	1	2	—	3	—	—	6
Amortization of deferred acquisition costs	156	153	20	6	—	—	335
Other insurance related expenses	65	142	13	33	—	—	253
Other expenses	60	2	6	2	39	(1)	108
Total claims, benefits and expenses	734	943	80	424	37	(1)	2,217
Operating income (loss) before income tax	226	173	(4)	(78)	(27)	—	290
Income tax (expense) benefit on operating income (loss)	(78)	(61)	2	42	9	—	(86)
Net operating income (loss)	148	112	(2)	(36)	(18)	—	204
Net realized investment gains (losses), pre-tax	(6)	(12)	1	—	3	—	(14)
Income tax (expense) benefit on net realized investment gains (losses)	2	4	(1)	—	(1)	—	4
Net realized investment gains (losses)	(4)	(8)	—	—	2	—	(10)
Net income (loss)	$144	$104	$(2)	$(36)	$(16)	$—	$194

Three months ended June 30, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$719	$809		$139	$2	$(1)	$1,668
Net investment income	112	151		201	6	—	470
Other revenues	57	11		16	2	—	86
Total operating revenues	888	971		356	10	(1)	2,224
Claims, Benefits and Expenses
Net incurred claims and benefits	448	591		323	(20)	—	1,342
Policyholders’ dividends	1	3		2	—	—	6
Amortization of deferred acquisition costs	154	147		8	—	—	309
Other insurance related expenses	77	135		36	1	(1)	248
Other expenses	50	10		4	47	—	111
Total claims, benefits and expenses	730	886		373	28	(1)	2,016
Operating income (loss) before income tax	158	85		(17)	(18)	—	208
Income tax (expense) benefit on operating income (loss)	(52)	(28)		20	4	—	(56)
Net operating income (loss)	106	57		3	(14)	—	152
Net realized investment gains (losses), pre-tax	8	13		4	(3)	—	22
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(5)		(1)	—	—	(8)
Net realized investment gains (losses)	6	8		3	(3)	—	14
Net income (loss)	$112	$65		$6	$(17)	$—	$166

Six months ended June 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,469	$1,677	$140	$279	$—	$(1)	$3,564
Net investment income	321	461	2	411	16	—	1,211
Other revenues	123	75	—	5	5	(1)	207
Total operating revenues	1,913	2,213	142	695	21	(2)	4,982
Claims, Benefits and Expenses
Net incurred claims and benefits	917	1,244	72	705	2	—	2,940
Policyholders’ dividends	2	4	—	4	—	—	10
Amortization of deferred acquisition costs	306	302	41	14	—	—	663
Other insurance related expenses	136	285	29	66	—	(1)	515
Other expenses	114	11	13	7	85	(1)	229
Total claims, benefits and expenses	1,475	1,846	155	796	87	(2)	4,357
Operating income (loss) before income tax	438	367	(13)	(101)	(66)	—	625
Income tax (expense) benefit on operating income (loss)	(150)	(130)	3	65	22	—	(190)
Net operating income (loss)	288	237	(10)	(36)	(44)	—	435
Net realized investment gains (losses), pre-tax	(3)	(8)	2	14	9	—	14
Income tax (expense) benefit on net realized investment gains (losses)	1	3	(1)	(5)	(3)	—	(5)
Net realized investment gains (losses)	(2)	(5)	1	9	6	—	9
Net income (loss)	$286	$232	$(9)	$(27)	$(38)	$—	$444

June 30, 2013
(In millions)
Reinsurance receivables	$698	$1,146	$235	$1,258	$2,704	$—	$6,041
Insurance receivables	$786	$1,219	$208	$11	$3	$—	$2,227
Deferred acquisition costs	$317	$277	$56	$—	$—	$—	$650
Goodwill	$117	$—	$35	$—	$—	$—	$152
Insurance reserves
Claim and claim adjustment expenses	$6,877	$10,973	$447	$3,031	$3,011	$—	$24,339
Unearned premiums	1,787	1,682	265	136	—	(1)	3,869
Future policy benefits	—	—	—	10,787	—	—	10,787
Policyholders’ funds	9	14	—	110	—	—	133

Six months ended June 30, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,425	$1,612		$280	$1	$(1)	$3,317
Net investment income	287	416		399	16	—	1,118
Other revenues	113	20		14	7	—	154
Total operating revenues	1,825	2,048		693	24	(1)	4,589
Claims, Benefits and Expenses
Net incurred claims and benefits	916	1,158		659	(13)	—	2,720
Policyholders’ dividends	(1)	6		4	—	—	9
Amortization of deferred acquisition costs	302	286		16	—	—	604
Other insurance related expenses	149	279		71	—	(1)	498
Other expenses	100	17		10	95	—	222
Total claims, benefits and expenses	1,466	1,746		760	82	(1)	4,053
Operating income (loss) before income tax	359	302		(67)	(58)	—	536
Income tax (expense) benefit on operating income (loss)	(121)	(106)		51	18	—	(158)
Net operating income (loss)	238	196		(16)	(40)	—	378
Net realized investment gains (losses), pre-tax	16	24		17	1	—	58
Income tax (expense) benefit on net realized investment gains (losses)	(4)	(9)		(6)	(1)	—	(20)
Net realized investment gains (losses)	12	15		11	—	—	38
Net income (loss)	$250	$211		$(5)	$(40)	$—	$416

December 31, 2012
(In millions)
Reinsurance receivables	$665	$1,155	$294	$1,273	$2,844	$—	$6,231
Insurance receivables	$673	$1,116	$181	$9	$4	$—	$1,983
Deferred acquisition costs	$300	$269	$29	$—	$—	$—	$598
Goodwill	$117	$—	$37	$—	$—	$—	$154
Insurance reserves
Claim and claim adjustment expenses	$6,748	$11,326	$521	$3,006	$3,162	$—	$24,763
Unearned premiums	1,685	1,569	222	134	—	—	3,610
Future policy benefits	—	—	—	11,475	—	—	11,475
Policyholders’ funds	8	15	—	134	—	—	157

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
CNA Specialty
International	$59	$53	$118	$110
Professional & Management Liability	687	645	1,387	1,339
Surety	123	121	239	240
Warranty & Alternative Risks	85	77	166	152
CNA Specialty revenues	954	896	1,910	1,841
CNA Commercial
Commercial Insurance	827	736	1,653	1,571
International	90	90	183	181
Small Business	187	158	369	320
CNA Commercial revenues	1,104	984	2,205	2,072
Hardy revenues	77		144
Life & Group Non-Core
Health	287	287	585	578
Life & Annuity	58	57	119	117
Other	1	16	5	15
Life & Group Non-Core revenues	346	360	709	710
Corporate & Other Non-Core revenues	13	7	30	25
Eliminations	(1)	(1)	(2)	(1)
Total revenues	$2,493	$2,246	$4,996	$4,647

Note L. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The tables below present the changes in Accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013.
Changes in Accumulated Other Comprehensive Income (Loss)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at April 1, 2013	$34	$1,309	$(716)	$100	$727
Other comprehensive income (loss) before reclassifications	(8)	(589)	—	(13)	(610)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $3, $2, $0, and $5	—	(4)	(5)	—	(9)
Other comprehensive income (loss) after tax (expense) benefit of $4, $314, $(2), $0, and $316	(8)	(585)	5	(13)	(601)
Balance at June 30, 2013	$26	$724	$(711)	$87	$126

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2013	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	6	(638)	—	(74)	(706)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(3), $5, $0, and $2	—	9	(10)	—	(1)
Other comprehensive income (loss) after tax (expense) benefit of $(3), $349, $(5), $0, and $341	6	(647)	10	(74)	(705)
Balance at June 30, 2013	$26	$724	$(711)	$87	$126
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Operating Revenues
Net earned premiums	$1,800	$1,668	$3,564	$3,317
Net investment income	578	470	1,211	1,118
Other revenues	129	86	207	154
Total operating revenues	2,507	2,224	4,982	4,589
Claims, Benefits and Expenses
Net incurred claims and benefits	1,515	1,342	2,940	2,720
Policyholders' dividends	6	6	10	9
Amortization of deferred acquisition costs	335	309	663	604
Other insurance related expenses	253	248	515	498
Other expenses	108	111	229	222
Total claims, benefits and expenses	2,217	2,016	4,357	4,053
Operating income before income tax	290	208	625	536
Income tax expense on operating income	(86)	(56)	(190)	(158)
Net operating income	204	152	435	378
Net realized investment gains (losses), pre-tax	(14)	22	14	58
Income tax (expense) benefit on net realized investment gains (losses)	4	(8)	(5)	(20)
Net realized investment gains (losses)	(10)	14	9	38
Net income	$194	$166	$444	$416
Three Month Comparison
Net income increased $28 million for the three months ended June 30, 2013 as compared with the same period in 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment results.
Net realized investment results decreased $24 million for the three months ended June 30, 2013 as compared with the same period in 2012. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $52 million for the three months ended June 30, 2013 as compared with the same period in 2012. Net operating income increased $95 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to higher net investment income, improved current accident year underwriting results and a settlement benefit of $30 million after-tax related to workers' compensation residual market litigation. Catastrophe losses were $43 million after-tax for the three months ended June 30, 2013 as compared with $44 million after-tax for the same period in 2012. These favorable items were partially offset by lower favorable net prior year development. Net operating results decreased $43 million for our non-core segments, primarily related to results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $13 million and $75 million was recorded for the three months ended June 30, 2013 and 2012 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended June 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Net earned premiums increased $132 million for the three months ended June 30, 2013 as compared with the same period in 2012, driven by the acquisition of Hardy in July of 2012, a $31 million increase in CNA Commercial and a $27 million increase in CNA Specialty. See the Segment Results section of this MD&A for further discussion.
Six Month Comparison
Net income increased $28 million for the six months ended June 30, 2013 as compared with the same period in 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment gains.
Net realized investment gains decreased $29 million for the six months ended June 30, 2013 as compared with the same period in 2012.
Net operating income increased $57 million for the six months ended June 30, 2013 as compared with the same period in 2012. Net operating income increased $81 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to improved current accident year underwriting results, higher net investment income and the legal settlement benefit referenced above. These favorable items were partially offset by lower favorable net prior year development. Catastrophe losses were $68 million after-tax for the six months ended June 30, 2013 as compared with $62 million after-tax for the same period in 2012. Net operating results decreased $24 million for our non-core segments, primarily related to results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $52 million and $118 million was recorded for the six months ended June 30, 2013 and 2012 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the six months ended June 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $247 million for the six months ended June 30, 2013 as compared with the same period in 2012, driven by the acquisition of Hardy in July of 2012, a $65 million increase in CNA Commercial and a $44 million increase in CNA Specialty. See the Segment Results section of this MD&A for further discussion.

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
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2013	2012	2013	2012
Net written premiums	$756	$718	$1,559	$1,483
Net earned premiums	746	719	1,469	1,425
Net investment income	151	112	321	287
Net operating income	148	106	288	238
Net realized investment gains (losses)	(4)	6	(2)	12
Net income	144	112	286	250
Ratios
Loss and loss adjustment expense	60.6%	62.2%	62.4%	64.2%
Expense	29.7	32.1	30.1	31.7
Dividend	0.1	0.1	0.2	(0.1)
Combined	90.4%	94.4%	92.7%	95.8%
Three Month Comparison
Net written premiums for CNA Specialty increased $38 million for the three months ended June 30, 2013 as compared with the same period in 2012, driven by increased rate. Net earned premiums increased $27 million as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 7% for the three months ended June 30, 2013, as compared with an increase of 5% for the three months ended June 30, 2012, for the policies that renewed in each period. Retention of 84% and 86% was achieved in each period.
Net income increased $32 million for the three months ended June 30, 2013 as compared with the same period in 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment results.
Net operating income increased $42 million for the three months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to higher net investment income and improved underwriting results.
The combined ratio improved 4.0 points for the three months ended June 30, 2013 as compared with the same period in 2012. The loss ratio improved 1.6 points, due primarily to an improved current accident year loss ratio. The expense ratio improved 2.4 points, primarily due to the impact of lower expenses and a higher net earned premium base.
Favorable net prior year development of $46 million and $40 million was recorded for the three months ended June 30, 2013 and 2012. Further information on CNA Specialty's net prior year development for the three months ended June 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Specialty increased $76 million for the six months ended June 30, 2013 as compared with the same period in 2012, primarily driven by increased rate. Net earned premiums increased $44 million as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 7% for the six months ended June 30, 2013, as compared with an increase of 4% for the six months ended June 30, 2012, for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period.
Net income increased $36 million for the six months ended June 30, 2013 as compared with the same period in 2012, due to the same reasons discussed above in the three month comparison.
Net operating income increased $50 million for the six months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to improved underwriting results and higher net investment income.
The combined ratio improved 3.1 points for the six months ended June 30, 2013 as compared with the same period in 2012. The loss ratio improved 1.8 points, due to an improved current accident year loss ratio and higher favorable net prior year development. The expense ratio improved 1.6 points, primarily due to the impact of lower expenses and a higher net earned premium base.
Favorable net prior year development of $69 million and $55 million was recorded for the six months ended June 30, 2013 and 2012. Further information on CNA Specialty's net prior year development for the six months ended June 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2013 and December 31, 2012 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	June 30, 2013	December 31, 2012
(In millions)
Gross Case Reserves	$2,320	$2,292
Gross IBNR Reserves	4,557	4,456
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,877	$6,748
Net Case Reserves	$2,035	$2,008
Net IBNR Reserves	4,156	4,104
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,191	$6,112

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2013	2012	2013	2012
Net written premiums	$826	$889	$1,744	$1,732
Net earned premiums	840	809	1,677	1,612
Net investment income	211	151	461	416
Net operating income	112	57	237	196
Net realized investment gains (losses)	(8)	8	(5)	15
Net income	104	65	232	211
Ratios
Loss and loss adjustment expense	76.5%	72.9%	74.1%	71.8%
Expense	34.9	34.8	35.0	35.0
Dividend	0.3	0.4	0.2	0.4
Combined	111.7%	108.1%	109.3%	107.2%
Three Month Comparison
Net written premiums for CNA Commercial decreased $63 million for the three months ended June 30, 2013 as compared with the same period in 2012, primarily driven by underwriting actions taken in certain business classes, including a transfer of $44 million of in-force business. These underwriting actions were partially offset by continued strong rate increases. Net earned premiums increased $31 million for the three months ended June 30, 2013 as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Commercial's average rate increased 9% for the three months ended June 30, 2013, as compared with an increase of 7% for the three months ended June 30, 2012, for the policies that renewed in each period. Retention of 75% and 77% was achieved in each period.
Net income increased $39 million for the three months ended June 30, 2013 as compared with the same period in 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment results.
Net operating income increased $55 million for the three months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to higher net investment income, a settlement benefit of $30 million after-tax and improved current accident year underwriting results. These favorable items were partially offset by unfavorable net prior year development in 2013, which includes $23 million after-tax recorded for workers' compensation in response to legislation related to the New York Fund for Reopened Cases, as discussed further in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1. The settlement benefit related to workers' compensation residual market litigation, and is reflected within Other revenues and is not included in the combined ratio.
The combined ratio increased 3.6 points for the three months ended June 30, 2013 as compared with the same period in 2012. The loss ratio increased 3.6 points, primarily due to unfavorable net prior year development, partially offset by an improved current accident year loss ratio. Catastrophe losses were $59 million, or 7.1 points of the loss ratio, for the three months ended June 30, 2013, as compared with $65 million, or 8.0 points of the loss ratio, for the three months ended June 30, 2012.
Unfavorable net prior year development of $22 million was recorded for the three months ended June 30, 2013, compared to favorable net prior year development of $32 million for the three months ended June 30, 2012. Further information on CNA Commercial net prior year development for the three months ended June 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Commercial increased $12 million for the six months ended June 30, 2013 as compared with the same period in 2012, primarily driven by strong rate increases, partially offset by underwriting actions taken in certain business classes. Net earned premiums increased $65 million for the six months ended June 30, 2013 as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Commercial's average rate increased 9% for the six months ended June 30, 2013, as compared with an increase of 6% for the six months ended June 30, 2012, for the policies that renewed in each period. Retention of 76% and 77% was achieved in each period.
Net income increased $21 million for the six months ended June 30, 2013 as compared with the same period in 2012, due to the same reasons discussed above in the three month comparison.
Net operating income increased $41 million for the six months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to the same reasons discussed above in the three month comparison.
The combined ratio increased 2.1 points for the six months ended June 30, 2013 as compared with the same period in 2012. The loss ratio increased 2.3 points, primarily due to unfavorable net prior year development, partially offset by an improved current accident year loss ratio. Catastrophe losses were $97 million, or 5.8 points of the loss ratio, for the six months ended June 30, 2013, as compared with $91 million, or 5.6 points of the loss ratio, for the six months ended June 30, 2012.
Unfavorable net prior year development of $1 million was recorded for the six months ended June 30, 2013, compared to favorable net prior year development of $63 million for the six months ended June 30, 2012. Further information on CNA Commercial net prior year development for the six months ended June 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2013 and December 31, 2012 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2013	December 31, 2012
Gross Case Reserves	$6,059	$6,146
Gross IBNR Reserves	4,914	5,180
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$10,973	$11,326
Net Case Reserves	$5,542	$5,611
Net IBNR Reserves	4,331	4,600
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,873	$10,211

Hardy
The following table details the results of operations for Hardy.
Results of Operations

Periods ended June 30, 2013
(In millions, except ratios)	Three Months	Six Months
Net written premiums	$138	$193
Net earned premiums	76	140
Net investment income	1	2
Net operating income (loss)	(2)	(10)
Net realized investment gains (losses)	—	1
Net income (loss)	(2)	(9)
Ratios
Loss and loss adjustment expense	53.9%	51.5%
Expense	44.5	50.1
Dividend	—	—
Combined	98.4%	101.6%
Three Month Results
The composition of net earned premiums for Hardy was $32 million for marine and aviation, $22 million for non-marine property, $11 million for specialty lines and $11 million for property treaty reinsurance.
Hardy's average rate decreased 1% for the three months ended June 30, 2013 for the policies that renewed in the period. Retention of 64% was achieved in the period.
Results included pretax unfavorable net prior year development of $14 million primarily related to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake. The net prior year development included $2 million of unfavorable premium development. Additionally, results included foreign currency transaction losses of $3 million and non-run rate purchase accounting expenses of $2 million. Further information on Hardy's amortization expense is included in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1.
No catastrophe losses were incurred for the three months ended June 30, 2013. The loss ratio was adversely affected by unfavorable development, as discussed above.
Six Month Results
The composition of net earned premiums for Hardy was $64 million for marine and aviation, $41 million for non-marine property, $18 million for specialty lines and $17 million for property treaty reinsurance.
Hardy's average rate was flat for the six months ended June 30, 2013 for the policies that renewed in the period. Retention of 67% was achieved in the period.
Results included pretax unfavorable net prior year development of $17 million driven by the same reasons discussed above in the three month results. The net prior year development included $6 million of unfavorable premium development. Additionally, results included non-run rate purchase accounting expenses of $5 million and foreign currency transaction losses of $5 million.
Further information on Hardy's amortization expense is included in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1.
No catastrophe losses were incurred for the six months ended June 30, 2013. The loss ratio was adversely affected by unfavorable development.

The following table summarizes the gross and net carried reserves as of June 30, 2013 and December 31, 2012 for Hardy.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2013	December 31, 2012
Gross Case Reserves	$304	$333
Gross IBNR Reserves	143	188
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$447	$521
Net Case Reserves	$168	$192
Net IBNR Reserves	82	82
Total Net Carried Claim and Claim Adjustment Expense Reserves	$250	$274

Life & Group Non-Core
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Net earned premiums	$138	$139	$279	$280
Net investment income	207	201	411	399
Net operating income (loss)	(36)	3	(36)	(16)
Net realized investment gains (losses)	—	3	9	11
Net income (loss)	(36)	6	(27)	(5)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended June 30, 2013 as compared with the same period in 2012. Net earned premiums relate primarily to the individual and group long term care businesses.
Net results decreased $42 million for the three months ended June 30, 2013 as compared with the same period in 2012. This decrease was primarily due to unfavorable morbidity in our long term care business, driven by an increase in claim volume, and a gain on a life settlement contract in 2012.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the six months ended June 30, 2013 as compared with the same period in 2012.
Net loss increased $22 million for the six months ended June 30, 2013 as compared with the same period in 2012. This increase was primarily due to unfavorable morbidity in our long term care business. First quarter 2013 results for our long term care business reflected favorable claims experience driven by mortality. Second quarter long term care results reflect unfavorable claims experience driven by morbidity.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Net investment income	$8	$6	$16	$16
Net operating income (loss)	(18)	(14)	(44)	(40)
Net realized investment gains (losses)	2	(3)	6	—
Net income (loss)	(16)	(17)	(38)	(40)
Three Month Comparison
Net loss decreased $1 million for the three months ended June 30, 2013 as compared with the same period in 2012. Both periods benefited from releases of previously established allowances for uncollectible amounts arising from changes in estimates. For the three months ended June 30, 2013, results were positively affected by $6 million related to the release of an allowance established for officer notes receivable. For the three months ended June 30, 2012, results were positively affected by $13 million related to the release of an allowance established for uncollectible reinsurance receivables.
Favorable net prior year development of $3 million was recorded for the three months ended June 30, 2013 and 2012.
Six Month Comparison
Net loss decreased $2 million for the six months ended June 30, 2013 as compared with the same period in 2012, primarily due to the same reasons discussed above in the three month comparison.
Favorable net prior year development of $1 million was recorded for the six months ended June 30, 2013 as compared with no net prior year development for the same period in 2012.
The following table summarizes the gross and net carried reserves as of June 30, 2013 and December 31, 2012 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2013	December 31, 2012
Gross Case Reserves	$1,195	$1,207
Gross IBNR Reserves	1,816	1,955
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,011	$3,162
Net Case Reserves	$283	$292
Net IBNR Reserves	204	220
Total Net Carried Claim and Claim Adjustment Expense Reserves	$487	$512

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities	$498	$505	$997	$1,021
Short term investments	1	2	2	3
Limited partnership investments	79	(35)	210	95
Equity securities	3	2	6	6
Mortgage loans	6	5	11	8
Trading portfolio	5	4	10	11
Other	—	2	1	3
Gross investment income	592	485	1,237	1,147
Investment expense	(14)	(15)	(26)	(29)
Net investment income	$578	$470	$1,211	$1,118
Net investment income for the three months ended June 30, 2013 increased $108 million as compared with the same period in 2012. The increase was primarily driven by limited partnership investment results. The decrease in fixed maturity securities income was due to the effect of investing at lower interest rates, partially offset by a higher invested asset base.
Net investment income for the six months ended June 30, 2013 increased $93 million as compared with the same period in 2012, due to the same reasons discussed above in the three month comparison.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.2% and 5.4% for the six months ended June 30, 2013 and 2012. Tax-exempt municipal bonds generated $71 million and $140 million of net investment income for the three and six months ended June 30, 2013 compared with $69 million and $135 million of net investment income for the same periods in 2012.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities:
Corporate and other bonds	$15	$20	$46	$43
States, municipalities and political subdivisions	—	12	(2)	27
Asset-backed	(21)	(17)	(18)	(29)
U.S. Treasury and obligations of government-sponsored enterprises	—	1	—	2
Foreign government	1	1	1	4
Total fixed maturity securities	(5)	17	27	47
Equity securities	(2)	—	(15)	1
Derivative securities	(5)	1	(3)	—
Short term investments and other	(2)	4	5	10
Net realized investment gains (losses), pre-tax	(14)	22	14	58
Income tax (expense) benefit on net realized investment gains (losses)	4	(8)	(5)	(20)
Net realized investment gains (losses)	$(10)	$14	$9	$38
Net realized investment results decreased $24 million and $29 million for the three and six months ended June 30, 2013 as compared with the same periods in 2012, driven by lower realized investment gains on sales of securities, partially offset by lower OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 91% and 92% of which were rated as investment grade (rated BBB- or higher) at June 30, 2013 and December 31, 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these rating agencies, we formulate an internal rating. At June 30, 2013 and December 31, 2012, approximately 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

(In millions)	June 30, 2013%		December 31, 2012%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,670	9%	$4,540	11%
AAA rated	3,048	7	3,224	8
AA and A rated	19,482	47	19,305	45
BBB rated	11,460	28	11,997	28
Non-investment grade	3,771	9	3,567	8
Total	$41,431	100%	$42,633	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,613 million and $3,355 million at June 30, 2013 and December 31, 2012. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

(In millions)	June 30, 2013%		December 31, 2012%
BB	$1,622	43%	$1,529	43%
B	1,191	32	1,075	30
CCC - C	679	18	724	20
D	279	7	239	7
Total	$3,771	100%	$3,567	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of June 30, 2013.
Gross Unrealized Losses by Ratings Distribution

June 30, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$1,216	14%	$65	15%
AAA	640	8	21	5
AA	1,555	18	133	30
A	1,605	19	61	14
BBB	2,346	28	126	29
Non-Investment Grade	1,137	13	34	7
Total	$8,499	100%	$440	100%
The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

June 30, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$246	3%	$4	1%
Due after one year through five years	1,448	17	35	8
Due after five years through ten years	3,939	46	182	41
Due after ten years	2,866	34	219	50
Total	$8,499	100%	$440	100%

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
Effective Durations

	June 30, 2013		December 31, 2012
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,986	11.2	$15,590	11.3
Other interest sensitive investments	27,790	4.3	28,855	3.9
Total	$42,776	6.7	$44,445	6.5
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
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

(In millions)	June 30, 2013	December 31, 2012
Short term investments:
Commercial paper	$374	$751
U.S. Treasury securities	836	617
Money market funds	164	301
Other	157	163
Total short term investments	$1,531	$1,832

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2013, net cash provided by operating activities was $569 million as compared with $618 million for the same period in 2012. Cash provided by operating activities in 2012 was favorably affected by a $75 million tax refund.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2013, net cash used by investing activities was $471 million as compared with net cash used of $510 million for the same period in 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the six months ended June 30, 2013, net cash used by financing activities was $127 million as compared with $83 million for the same period in 2012. Net cash used by financing activities in both periods was primarily related to the payment of dividends to common stockholders.
Common Stock Dividends
Dividends of $0.40 per share of our common stock were declared and paid in the first half of 2013. On July 26, 2013, our Board of Directors declared a quarterly dividend of $0.20 per share, payable August 28, 2013 to stockholders of record on August 12, 2013. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility.
During the first half of 2013, CCC paid dividends of $200 million to CNAF. As of June 30, 2013, CCC is able to pay approximately $500 million of dividends during the remainder of 2013 that would not be subject to the prior approval of the Illinois Department of Insurance.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.
Ratings
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by major rating agencies and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. In June 2013, S&P upgraded our property and casualty insurance financial strength ratings to A with a stable outlook and upgraded the credit rating on the senior debt of CNAF to BBB. Further information on our ratings is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2013. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of June 30, 2013, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2013.
On July 2, 2012, the Company completed the acquisition of Hardy. During the second quarter of 2013, the Company completed the integration of Hardy's internal controls over financial reporting into its evaluation. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: July 30, 2013	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE