Form 10-Q
period 2013-09-30
CNA FINANCIAL CORP
filed 2013-10-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, Par value $2.50	269,702,799

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2013	2012	2013	2012
Revenues
Net earned premiums	$1,825	$1,781	$5,389	$5,098
Net investment income	597	601	1,808	1,719
Net realized investment gains (losses):
Other-than-temporary impairment losses	(15)	(62)	(49)	(89)
Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(2)	(2)	(2)	(25)
Net other-than-temporary impairment losses recognized in earnings	(17)	(64)	(51)	(114)
Other net realized investment gains	21	72	69	180
Net realized investment gains	4	8	18	66
Other revenues	78	76	285	230
Total revenues	2,504	2,466	7,500	7,113
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,414	1,435	4,364	4,164
Amortization of deferred acquisition costs	341	333	1,004	937
Other operating expenses	332	341	993	976
Interest	42	43	125	128
Total claims, benefits and expenses	2,129	2,152	6,486	6,205
Income before income tax	375	314	1,014	908
Income tax expense	(103)	(93)	(298)	(271)
Net income	$272	$221	$716	$637

Basic earnings per share	$1.01	$0.82	$2.66	$2.37

Diluted earnings per share	$1.01	$0.82	$2.65	$2.36

Dividends per share	$0.20	$0.15	$0.60	$0.45

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.7	269.4	269.6	269.4
Diluted	270.2	269.8	270.1	269.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$(3)	$36	$3	$73
Net unrealized gains (losses) on other investments	(70)	191	(717)	528
Net unrealized gains (losses) on investments	(73)	227	(714)	601
Foreign currency translation adjustment	56	33	(18)	37
Pension and postretirement benefits	4	3	14	12
Other comprehensive income (loss), net of tax	(13)	263	(718)	650
Net income	272	221	716	637
Total comprehensive income (loss)	$259	$484	$(2)	$1,287
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements
(Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
(In millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $39,129 and $38,170)	$41,274	$42,633
Equity securities at fair value (cost of $189 and $228)	199	249
Limited partnership investments	2,790	2,462
Other invested assets	55	59
Mortgage loans	440	401
Short term investments	1,475	1,832
Total investments	46,233	47,636
Cash	185	156
Reinsurance receivables (less allowance for uncollectible receivables of $72 and $73)	5,731	6,158
Insurance receivables (less allowance for uncollectible receivables of $90 and $101)	1,993	1,882
Accrued investment income	482	434
Deferred acquisition costs	642	598
Deferred income taxes	331	93
Property and equipment at cost (less accumulated depreciation of $358 and $404)	334	326
Goodwill	154	154
Other assets (includes $0 and $4 due from Loews Corporation)	889	773
Separate account business	213	312
Total assets	$57,187	$58,522
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,962	$24,763
Unearned premiums	3,820	3,610
Future policy benefits	10,681	11,475
Policyholders’ funds	127	157
Short term debt	—	13
Long term debt	2,559	2,557
Other liabilities (includes $129 and $0 due to Loews Corporation)	3,672	3,321
Separate account business	213	312
Total liabilities	45,034	46,208
Commitments and contingencies (Notes C, G and J)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,701,999 and 269,399,390 shares outstanding)	683	683
Additional paid-in capital	2,142	2,146
Retained earnings	9,328	8,774
Accumulated other comprehensive income	113	831
Treasury stock (3,338,244 and 3,640,853 shares), at cost	(91)	(99)
Notes receivable for the issuance of common stock	(22)	(21)
Total stockholders’ equity	12,153	12,314
Total liabilities and stockholders' equity	$57,187	$58,522
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2013	2012
Cash Flows from Operating Activities
Net income	$716	$637
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on disposal of property and equipment	—	1
Deferred income tax expense	141	95
Trading portfolio activity	2	(13)
Net realized investment gains	(18)	(66)
Equity method investees	(230)	(68)
Amortization of investments	(20)	(43)
Depreciation and amortization	80	83
Changes in:
Receivables, net	316	348
Accrued investment income	(48)	(46)
Deferred acquisition costs	(23)	(27)
Insurance reserves	(166)	(53)
Other assets	(62)	90
Other liabilities	233	47
Other, net	—	8
Total adjustments	205	356
Net cash flows provided by operating activities	$921	$993
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	$4,830	$4,761
Fixed maturity securities - maturities, calls and redemptions	2,496	2,655
Equity securities	82	72
Limited partnerships	91	153
Mortgage loans	20	6
Purchases:
Fixed maturity securities	(8,205)	(7,369)
Equity securities	(61)	(30)
Limited partnerships	(163)	(119)
Mortgage loans	(59)	(129)
Change in other investments	(19)	1
Change in short term investments	357	(505)
Purchase of Hardy	—	(197)
Purchases of property and equipment	(67)	(60)
Other, net	9	14
Net cash flows used by investing activities	$(689)	$(747)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Nine months ended September 30
(In millions)	2013	2012
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(162)	$(122)
Repayment of debt	(13)	(70)
Stock options exercised	1	1
Other, net	(26)	(4)
Net cash flows used by financing activities	$(200)	$(195)
Effect of foreign exchange rate changes on cash	$(3)	$3
Net change in cash	$29	$54
Cash, beginning of year	156	75
Cash, end of period	$185	$129
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine months ended September 30
(In millions)	2013	2012
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,146	2,141
Stock-based compensation	(4)	3
Balance, end of period	2,142	2,144
Retained Earnings
Balance, beginning of period	8,774	8,308
Dividends paid to common stockholders	(162)	(122)
Net income	716	637
Balance, end of period	9,328	8,823
Accumulated Other Comprehensive Income
Balance, beginning of period	831	480
Other comprehensive income (loss)	(718)	650
Balance, end of period	113	1,130
Treasury Stock
Balance, beginning of period	(99)	(102)
Stock-based compensation	8	3
Balance, end of period	(91)	(99)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(21)	(22)
(Increase) decrease in notes receivable for the issuance of common stock	(1)	1
Balance, end of period	(22)	(21)
Total Stockholders' Equity	$12,153	$12,660
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. The Company acquired Hardy Underwriting Bermuda Limited and its subsidiaries on July 2, 2012. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2013.
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
The interim financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
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
For the three and nine months ended September 30, 2013, approximately 515 thousand and 501 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 110 thousand and 115 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities	$504	$507	$1,501	$1,528
Short term investments	1	2	3	5
Limited partnership investments	93	89	303	184
Equity securities	3	4	9	10
Mortgage loans	6	5	17	13
Trading portfolio (a)	3	7	13	18
Other	1	—	2	3
Gross investment income	611	614	1,848	1,761
Investment expense	(14)	(13)	(40)	(42)
Net investment income	$597	$601	$1,808	$1,719
___________________

(a)
There were no net unrealized gains (losses) related to changes in fair value of trading securities still held included in net investment income for the three or nine months ended September 30, 2013 or 2012.

Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$51	$75	$132	$193
Gross realized losses	(44)	(49)	(98)	(120)
Net realized investment gains (losses) on fixed maturity securities	7	26	34	73
Equity securities:
Gross realized gains	3	5	10	10
Gross realized losses	(5)	(20)	(27)	(24)
Net realized investment gains (losses) on equity securities	(2)	(15)	(17)	(14)
Derivatives	(1)	(1)	(4)	(1)
Short term investments and other	—	(2)	5	8
Net realized investment gains (losses)	$4	$8	$18	$66

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities available-for-sale:
Corporate and other bonds	$9	$7	$17	$23
States, municipalities and political subdivisions	—	17	—	17
Asset-backed:
Residential mortgage-backed	2	20	5	49
Other asset-backed	1	—	2	—
Total asset-backed	3	20	7	49
U.S. Treasury and obligations of government-sponsored enterprises	—	—	—	1
Total fixed maturity securities available-for-sale	12	44	24	90
Equity securities available-for-sale:
Common stock	3	1	5	5
Preferred stock	2	19	22	19
Total equity securities available-for-sale	5	20	27	24
Net OTTI losses recognized in earnings	$17	$64	$51	$114
The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,616	$1,695	$151	$21,160	$—
States, municipalities and political subdivisions	11,000	672	233	11,439	—
Asset-backed:
Residential mortgage-backed	4,779	141	101	4,819	(33)
Commercial mortgage-backed	1,942	99	24	2,017	(3)
Other asset-backed	942	16	2	956	—
Total asset-backed	7,663	256	127	7,792	(36)
U.S. Treasury and obligations of government-sponsored enterprises	166	8	1	173	—
Foreign government	547	17	3	561	—
Redeemable preferred stock	94	12	—	106	—
Total fixed maturity securities available-for-sale	39,086	2,660	515	41,231	$(36)
Total fixed maturity securities trading	43	—	—	43
Equity securities available-for-sale:
Common stock	41	12	—	53
Preferred stock	148	1	3	146
Total equity securities available-for-sale	189	13	3	199
Total	$39,318	$2,673	$518	$41,473

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,530	$2,698	$21	$22,207	$—
States, municipalities and political subdivisions	9,372	1,455	44	10,783	—
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23	—	952	—
Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182	—
Foreign government	588	25	—	613	—
Redeemable preferred stock	113	13	1	125	—
Total fixed maturity securities available-for-sale	38,141	4,618	155	42,604	$(31)
Total fixed maturity securities trading	29	—	—	29
Equity securities available-for-sale:
Common stock	38	14	—	52
Preferred stock	190	7	—	197
Total equity securities available-for-sale	228	21	—	249
Total	$38,398	$4,639	$155	$42,882
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At September 30, 2013 and December 31, 2012, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $723 million and $1,511 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
September 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,521	$146	$45	$5	$3,566	$151
States, municipalities and political subdivisions	2,413	179	122	54	2,535	233
Asset-backed:
Residential mortgage-backed	1,289	40	287	61	1,576	101
Commercial mortgage-backed	449	20	79	4	528	24
Other asset-backed	207	2	—	—	207	2
Total asset-backed	1,945	62	366	65	2,311	127
U.S. Treasury and obligations of government-sponsored enterprises	21	1	—	—	21	1
Foreign government	76	3	—	—	76	3
Total fixed maturity securities available-for-sale	7,976	391	533	124	8,509	515
Equity securities available-for-sale:
Preferred stock	86	3	—	—	86	3
Total	$8,062	$394	$533	$124	$8,595	$518

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17
Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1	—	—	23	1
Redeemable preferred stock	28	1	—	—	28	1
Total	$1,819	$27	$866	$128	$2,685	$155
The amount of pretax net realized gains on available-for-sale securities reclassified out of AOCI into earnings was $3 million and $15 million for the three and nine months ended September 30, 2013 and $12 million and $59 million for the three and nine months ended September 30, 2012.
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2013 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly impacted by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2013.
The following table summarizes the activity for the three and nine months ended September 30, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Beginning balance of credit losses on fixed maturity securities	$89	$99	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized	1	2	2	23
Credit losses for securities for which an OTTI loss was not previously recognized	—	—	—	2
Reductions for securities sold during the period	(7)	(3)	(14)	(11)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	—	(8)
Ending balance of credit losses on fixed maturity securities	$83	$98	$83	$98
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2013 and December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	September 30, 2013		December 31, 2012
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,475	$2,516	$1,648	$1,665
Due after one year through five years	10,687	11,304	13,603	14,442
Due after five years through ten years	10,586	10,901	8,726	9,555
Due after ten years	15,338	16,510	14,164	16,942
Total	$39,086	$41,231	$38,141	$42,604
Investment Commitments
As of September 30, 2013, the Company had committed approximately $405 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of September 30, 2013, the Company had commitments to purchase or fund additional amounts of $172 million and sell $143 million under the terms of such securities.

Note D. Derivative Financial Instruments
Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended September 30, 2013 and December 31, 2012. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

September 30, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$—
Currency forwards	27	—	(1)
Equity warrants	5	—	—
Total without hedge designation	52	—	(1)
Trading activities
Futures sold, not yet purchased	17	—	—
Total	$69	$—	$(1)

December 31, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	59	—	(2)
Equity warrants	5	—	—
Total	$84	$—	$(3)
During the three and nine months ended September 30, 2013, new derivative transactions entered into totaled $224 million and $2,271 million in notional value while derivative termination activity totaled $221 million and $2,286 million. This activity was attributable to forward commitments for mortgage-backed securities, interest rate futures and foreign currency forwards. During the three and nine months ended September 30, 2012, new derivative transactions entered into totaled $472 million and $1,251 million in notional value while derivative termination activity totaled $488 million and $1,200 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities and foreign currency forwards.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodologies and inputs used to estimate fair value for each specific security. Prices are determined by a dedicated group who ultimately report to the Company's Chief Financial Officer. This group is responsible for valuation policies and procedures. In general the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using methodologies and inputs the Company believes market participants would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted by the Company.
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$27	$20,945	$211	$21,183
States, municipalities and political subdivisions	—	11,364	95	11,459
Asset-backed:
Residential mortgage-backed	—	4,449	370	4,819
Commercial mortgage-backed	—	1,860	157	2,017
Other asset-backed	—	523	433	956
Total asset-backed	—	6,832	960	7,792
U.S. Treasury and obligations of government-sponsored enterprises	144	29	—	173
Foreign government	81	480	—	561
Redeemable preferred stock	48	58	—	106
Total fixed maturity securities	300	39,708	1,266	41,274
Equity securities	135	51	13	199
Other invested assets	—	55	—	55
Short term investments	992	430	—	1,422
Life settlement contracts, included in Other assets	—	—	90	90
Separate account business	12	199	2	213
Total assets	$1,439	$40,443	$1,371	$43,253
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$6	$22,011	$219	$22,236
States, municipalities and political subdivisions	—	10,687	96	10,783
Asset-backed:
Residential mortgage-backed	—	5,507	413	5,920
Commercial mortgage-backed	—	1,693	129	1,822
Other asset-backed	—	584	368	952
Total asset-backed	—	7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24	—	182
Foreign government	140	473	—	613
Redeemable preferred stock	40	59	26	125
Total fixed maturity securities	344	41,038	1,251	42,633
Equity securities	117	98	34	249
Other invested assets	—	58	1	59
Short term investments	987	799	6	1,792
Life settlement contracts, included in Other assets	—	—	100	100
Separate account business	4	306	2	312
Total assets	$1,452	$42,299	$1,394	$45,145
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(2)	$(1)	$(3)
Total liabilities	$—	$(2)	$(1)	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and 2012.

Level 3 (In millions)	Balance at July 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$202	$1	$—	$6	$(6)	$(8)	$17	$(1)	$211	$—
States, municipalities and political subdivisions	140	—	(3)	—	—	(15)	—	(27)	95	—
Asset-backed:
Residential mortgage-backed	428	—	(20)	5	—	(21)	—	(22)	370	(1)
Commercial mortgage-backed	165	(1)	(2)	10	—	(1)	—	(14)	157	—
Other asset-backed	387	—	1	56	—	(6)	—	(5)	433	(1)
Total asset-backed	980	(1)	(21)	71	—	(28)	—	(41)	960	(2)
Redeemable preferred stock	25	(1)	1	—	—	(25)	—	—	—	—
Total fixed maturity securities	1,347	(1)	(23)	77	(6)	(76)	17	(69)	1,266	(2)
Equity securities	13	(2)	2	—	—	—	—	—	13	(2)
Life settlement contracts	91	3	—	—	—	(4)	—	—	90	—
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,453	$—	$(21)	$77	$(6)	$(80)	$17	$(69)	$1,371	$(4)

Level 3 (In millions)	Balance at July 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$488	$1	$(4)	$50	$(5)	$(11)	$—	$(260)	$259	$(1)
States, municipalities and political subdivisions	89	—	—	—	—	—	—	—	89	—
Asset-backed:
Residential mortgage-backed	443	(17)	20	21	—	(8)	—	(22)	437	(18)
Commercial mortgage-backed	166	4	6	12	—	(17)	11	(65)	117	—
Other asset-backed	434	2	5	143	(117)	(34)	—	(62)	371	—
Total asset-backed	1,043	(11)	31	176	(117)	(59)	11	(149)	925	(18)
Redeemable preferred stock	27	—	(1)	—	—	—	—	—	26	—
Total fixed maturity securities	1,647	(10)	26	226	(122)	(70)	11	(409)	1,299	(19)
Equity securities	93	(19)	(10)	—	—	—	—	(14)	50	(19)
Other invested assets, including derivatives, net	10	—	—	—	—	—	—	—	10	—
Short term investments	4	—	—	7	(4)	—	1	—	8	—
Life settlement contracts	116	7	—	—	—	(10)	—	—	113	—
Separate account business	3	—	—	—	—	—	—	—	3	—
Total	$1,873	$(22)	$16	$233	$(126)	$(80)	$12	$(423)	$1,483	$(38)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012.

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$2	$(1)	$129	$(96)	$(34)	$43	$(51)	$211	$(2)
States, municipalities and political subdivisions	96	(3)	1	122	(79)	(20)	5	(27)	95	—
Asset-backed:
Residential mortgage-backed	413	2	(21)	116	(10)	(53)	4	(81)	370	(3)
Commercial mortgage-backed	129	—	7	88	—	(10)	21	(78)	157	—
Other asset-backed	368	3	(1)	230	(132)	(30)	—	(5)	433	(2)
Total asset-backed	910	5	(15)	434	(142)	(93)	25	(164)	960	(5)
Redeemable preferred stock	26	(1)	—	—	—	(25)	—	—	—	—
Total fixed maturity securities	1,251	3	(15)	685	(317)	(172)	73	(242)	1,266	(7)
Equity securities	34	(22)	2	—	—	—	—	(1)	13	(22)
Other invested assets, including derivatives, net	—	—	—	—	(1)	1	—	—	—	—
Short term investments	6	—	—	—	(6)	—	—	—	—	—
Life settlement contracts	100	14	—	—	—	(24)	—	—	90	(1)
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,393	$(5)	$(13)	$685	$(324)	$(195)	$73	$(243)	$1,371	$(30)

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$7	$2	$197	$(118)	$(43)	$42	$(310)	$259	$(1)
States, municipalities and political subdivisions	171	—	3	—	—	(85)	—	—	89	—
Asset-backed:
Residential mortgage-backed	452	(15)	(2)	81	—	(24)	—	(55)	437	(18)
Commercial mortgage-backed	59	6	14	141	(12)	(21)	11	(81)	117	—
Other asset-backed	343	8	8	501	(293)	(93)	—	(103)	371	—
Total asset-backed	854	(1)	20	723	(305)	(138)	11	(239)	925	(18)
Redeemable preferred stock	—	—	(1)	53	(26)	—	—	—	26	—
Total fixed maturity securities	1,507	6	24	973	(449)	(266)	53	(549)	1,299	(19)
Equity securities	67	(19)	6	26	(16)	—	—	(14)	50	(21)
Other invested assets, including derivatives, net	10	—	—	—	—	—	—	—	10	—
Short term investments	27	—	—	23	(4)	(39)	1	—	8	—
Life settlement contracts	117	30	—	—	—	(34)	—	—	113	3
Separate account business	23	—	—	—	(20)	—	—	—	3	—
Total	$1,751	$17	$30	$1,022	$(489)	$(339)	$54	$(563)	$1,483	$(37)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013 and $106 million of transfers from Level 2 to Level 1 during the three and nine months ended September 30, 2012. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Fixed maturity securities are valued using methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Common inputs include prices from recently executed transactions of similar securities, broker/dealer quotes, benchmark yields, spreads off benchmark yields, interest rates, and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data.
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

Other Invested Assets
Level 1 securities include exchange traded derivatives, primarily futures, valued using quoted market prices. Level 2 securities primarily include overseas deposits, which can be redeemed at net asset value in 90 days or less, and derivatives, primarily currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
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

Assets (In millions)	Fair Value at September 30, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$179	Discounted cash flow	Expected call date	2.1 - 5.3 years (3.8 years)
			Credit spread	1.92% - 26.24% (3.80%)
Equity securities	$13	Market approach	Private offering price	$289.80 - $4,273.77 per share ($1,337.14 per share)
Life settlement contracts	$90	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (208.8%)

Assets (In millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 - 5.3 years (4.3 years)
			Credit spread adjustment	0.02% - 0.48% (0.17%)
	$72	Market approach	Private offering price	$42.39 - $102.32 ($100.11)
Equity securities	$34	Market approach	Private offering price	$4.54 - $3,842.00 per share ($571.17 per share)
Life settlement contracts	$100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (208.9%)
For fixed maturity securities, an increase to the expected call date and credit spread assumptions would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the tables below.

September 30, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$22	$—	$—	$22	$22
Mortgage loans	440	—	—	452	452
Financial liabilities
Premium deposits and annuity contracts	$68	$—	$—	$69	$69
Long term debt	2,559	—	2,928	—	2,928

December 31, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	401	—	—	418	418
Financial liabilities
Premium deposits and annuity contracts	$100	$—	$—	$104	$104
Short term debt	13	—	13	—	13
Long term debt	2,557	—	3,016	—	3,016
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $42 million and $146 million for the three and nine months ended September 30, 2013. Catastrophe losses in 2013 related primarily to U.S. storms. The Company reported catastrophe losses, net of reinsurance, of $27 million and $123 million for the three and nine months ended September 30, 2012.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments.
Net Prior Year Development

Three months ended September 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(74)	$(3)	$(6)	$2	$(81)
Pretax (favorable) unfavorable premium development	(3)	7	1	—	5
Total pretax (favorable) unfavorable net prior year development	$(77)	$4	$(5)	$2	$(76)

Three months ended September 30, 2012
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(39)	$2	$(6)	$3	$(40)
Pretax (favorable) unfavorable premium development	(1)	(5)	—	(1)	(7)
Total pretax (favorable) unfavorable net prior year development	$(40)	$(3)	$(6)	$2	$(47)

Nine months ended September 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$13	$5	$—	$(112)
Pretax (favorable) unfavorable premium development	(16)	(8)	7	1	(16)
Total pretax (favorable) unfavorable net prior year development	$(146)	$5	$12	$1	$(128)

Nine months ended September 30, 2012
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(80)	$(25)	$(6)	$1	$(110)
Pretax (favorable) unfavorable premium development	(15)	(41)	—	1	(55)
Total pretax (favorable) unfavorable net prior year development	$(95)	$(66)	$(6)	$2	$(165)
For the nine months ended September 30, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and nine months ended September 30, 2013 and 2012.

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$9	$9	$(11)	$(6)
Other Professional Liability	(4)	1	(28)	(1)
Surety	(76)	(60)	(74)	(59)
Warranty	—	—	—	(1)
Other	(3)	11	(17)	(13)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(74)	$(39)	$(130)	$(80)
Three Month Comparison
2013
Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.
2012
Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Unfavorable development for other coverages was primarily due to an unfavorable outcome on an individual general liability claim in accident year 2009.
Nine Month Comparison
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
Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.
Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages in accident years 2010 and subsequent.

2012
Favorable development for surety coverages was primarily due to better than expected loss emergence in accident years 2010 and prior.
Overall, favorable development for other coverages was primarily due to favorable loss emergence in property and workers’ compensation coverages in accident years 2005 and subsequent. Unfavorable development was recorded in accident year 2009 primarily due to an unfavorable outcome on an individual general liability claim.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three and nine months ended September 30, 2013 and 2012.

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$4	$9	$1	$11
General Liability	(18)	(21)	(24)	(26)
Workers’ Compensation	26	24	96	13
Property and Other	(15)	(10)	(60)	(23)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(3)	$2	$13	$(25)
Three Month Comparison
2013
Favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2005 through 2007 and 2012.
Unfavorable development for workers’ compensation was primarily due to increased frequency and severity on claims related to Defense Base Act (DBA) contractors in accident year 2012.
Favorable development for property and other coverages was primarily related to favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.
2012
Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.
Unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and 2011.
Favorable development for property and other coverages was due to favorable loss emergence in non-catastrophe losses in accident years 2009 and subsequent.
Nine Month Comparison
2013
Favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2009 and prior and 2012.
Unfavorable development for workers’ compensation includes the Company's response to legislation enacted during 2013 related to the New York Fund for Reopened Cases. The law change necessitated an increase in reserves as re-opened workers’ compensation claims can no longer be turned over to the state for handling and payment after December 31, 2013. Additional unfavorable development was recorded in accident year 2012 related to increased frequency and severity on claims related to DBA contractors and in accident year 2010 due to higher than expected large losses and increased severity in the state of California.
Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 and favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.

2012
Unfavorable development for commercial auto coverages was primarily due to higher than expected frequency in accident years 2009 and subsequent.
Favorable development for general liability coverages was primarily due to favorable loss emergence in accident years 2003 and prior related to large account business.
Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and 2011 and losses related to favorable premium development in accident year 2011. Favorable development was recorded in accident years 2001 and prior reflecting favorable experience.
Favorable development for property and other coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 through 2011.

Hardy
The following table provides further detail of the development recorded for the Hardy segment for the three and nine months ended September 30, 2013 and 2012.

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Marine and Aviation	$—	$1	$3	$1
Non-Marine Property	1	(5)	8	(5)
Property Treaty	(5)	—	(3)	—
Specialty	(2)	(2)	(3)	(2)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(6)	$(6)	$5	$(6)
Three Months
2013
Favorable development for property treaty was due to favorable emergence of losses from catastrophe events in 2011 and 2012. Favorable development for specialty was primarily due to favorable outcomes on several large losses.
Nine Months
2013
Unfavorable development for non-marine property was primarily due to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake.
Favorable development for property treaty was due to favorable emergence of losses from catastrophe events in 2011 and 2012. Favorable development for specialty was primarily due to favorable outcomes on several large losses.

Note G. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Pension cost (benefit)
Service cost	$3	$3	$9	$9
Interest cost on projected benefit obligation	30	34	90	101
Expected return on plan assets	(45)	(43)	(135)	(128)
Amortization of net actuarial (gain) loss	10	10	34	29
Settlement loss	3	—	3	—
Net periodic pension cost (benefit)	$1	$4	$1	$11

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$—	$1	$1	$2
Amortization of prior service credit	(4)	(4)	(13)	(13)
Amortization of net actuarial (gain) loss	1	—	1	—
Net periodic postretirement cost (benefit)	$(3)	$(3)	$(11)	$(11)
Note I. Other Intangible Assets
Other intangible assets are presented in the following table.

	September 30, 2013		December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	$62	$62	$62	$43
Trade name	8	1	8	—
Distribution channel	13	1	13	—
Total finite-lived intangible assets	83	64	83	43
Indefinite-lived intangible assets	73		73
Total other intangible assets	$156	$64	$156	$43
For the three and nine months ended September 30, 2013, amortization expense of $1 million and $14 million was included in Amortization of deferred acquisition costs and $(1) million and $4 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. For the three and nine months ended September 30, 2012, amortization expense of $18 million was included in Amortization of deferred acquisition costs and $6 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $1 million for the remainder of 2013, $4 million in 2014, $1 million in 2015 and $2 million in years 2016, 2017 and 2018.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, the maximum potential future lease payments and other related costs at September 30, 2013 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $90 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $723 million.
In addition, the Company has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2013, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
As of September 30, 2013 and December 31, 2012, the Company had recorded liabilities of approximately $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

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
The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$768	$832	$86	$140	$—	$(1)	$1,825
Net investment income	159	219	1	209	9	—	597
Other revenues	67	10	1	(3)	3	—	78
Total operating revenues	994	1,061	88	346	12	(1)	2,500
Claims, Benefits and Expenses
Net incurred claims and benefits	427	565	35	377	4	—	1,408
Policyholders’ dividends	3	1	—	2	—	—	6
Amortization of deferred acquisition costs	161	148	25	7	—	—	341
Other insurance related expenses	64	141	14	34	1	(1)	253
Other expenses	58	7	2	5	49	—	121
Total claims, benefits and expenses	713	862	76	425	54	(1)	2,129
Operating income (loss) before income tax	281	199	12	(79)	(42)	—	371
Income tax (expense) benefit on operating income (loss)	(94)	(68)	—	44	16	—	(102)
Net operating income (loss)	187	131	12	(35)	(26)	—	269
Net realized investment gains (losses), pre-tax	2	1	—	—	1	—	4
Income tax (expense) benefit on net realized investment gains (losses)	(1)	—	1	—	(1)	—	(1)
Net realized investment gains (losses)	1	1	1	—	—	—	3
Net income (loss)	$188	$132	$13	$(35)	$(26)	$—	$272

Three months ended September 30, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$738	$840	$64	$141	$(2)	$—	$1,781
Net investment income	159	230	2	201	9	—	601
Other revenues	58	11	—	1	7	(1)	76
Total operating revenues	955	1,081	66	343	14	(1)	2,458
Claims, Benefits and Expenses
Net incurred claims and benefits	460	591	21	350	8	—	1,430
Policyholders’ dividends	1	3	—	1	—	—	5
Amortization of deferred acquisition costs	156	151	20	6	—	—	333
Other insurance related expenses	73	146	13	35	1	—	268
Other expenses	53	7	7	8	42	(1)	116
Total claims, benefits and expenses	743	898	61	400	51	(1)	2,152
Operating income (loss) before income tax	212	183	5	(57)	(37)	—	306
Income tax (expense) benefit on operating income (loss)	(76)	(58)	(2)	35	11	—	(90)
Net operating income (loss)	136	125	3	(22)	(26)	—	216
Net realized investment gains (losses), pre-tax	2	10	(1)	(3)	—	—	8
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	—	1	1	—	(3)
Net realized investment gains (losses)	—	7	(1)	(2)	1	—	5
Net income (loss)	$136	$132	$2	$(24)	$(25)	$—	$221

Nine months ended September 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,237	$2,509	$226	$419	$—	$(2)	$5,389
Net investment income	480	680	3	620	25	—	1,808
Other revenues	190	85	1	2	8	(1)	285
Total operating revenues	2,907	3,274	230	1,041	33	(3)	7,482
Claims, Benefits and Expenses
Net incurred claims and benefits	1,344	1,809	107	1,082	6	—	4,348
Policyholders’ dividends	5	5	—	6	—	—	16
Amortization of deferred acquisition costs	467	450	66	21	—	—	1,004
Other insurance related expenses	200	426	43	100	1	(2)	768
Other expenses	172	18	15	12	134	(1)	350
Total claims, benefits and expenses	2,188	2,708	231	1,221	141	(3)	6,486
Operating income (loss) before income tax	719	566	(1)	(180)	(108)	—	996
Income tax (expense) benefit on operating income (loss)	(244)	(198)	3	109	38	—	(292)
Net operating income (loss)	475	368	2	(71)	(70)	—	704
Net realized investment gains (losses), pre-tax	(1)	(7)	2	14	10	—	18
Income tax (expense) benefit on net realized investment gains (losses)	—	3	—	(5)	(4)	—	(6)
Net realized investment gains (losses)	(1)	(4)	2	9	6	—	12
Net income (loss)	$474	$364	$4	$(62)	$(64)	$—	$716

September 30, 2013
(In millions)
Reinsurance receivables	$613	$1,107	$227	$1,229	$2,627	$—	$5,803
Insurance receivables	$746	$1,112	$211	$10	$4	$—	$2,083
Deferred acquisition costs	$320	$270	$52	$—	$—	$—	$642
Goodwill	$117	$—	$37	$—	$—	$—	$154
Insurance reserves
Claim and claim adjustment expenses	$6,846	$10,763	$432	$3,050	$2,871	$—	$23,962
Unearned premiums	1,811	1,604	274	132	—	(1)	3,820
Future policy benefits	—	—	—	10,681	—	—	10,681
Policyholders’ funds	10	15	—	102	—	—	127

Nine months ended September 30, 2012	CNA Specialty	CNA Commercial	Hardy (a)	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,163	$2,452	$64	$421	$(1)	$(1)	$5,098
Net investment income	446	646	2	600	25	—	1,719
Other revenues	171	31	—	15	14	(1)	230
Total operating revenues	2,780	3,129	66	1,036	38	(2)	7,047
Claims, Benefits and Expenses
Net incurred claims and benefits	1,376	1,749	21	1,009	(5)	—	4,150
Policyholders’ dividends	—	9	—	5	—	—	14
Amortization of deferred acquisition costs	458	437	20	22	—	—	937
Other insurance related expenses	222	425	13	106	1	(1)	766
Other expenses	153	24	7	18	137	(1)	338
Total claims, benefits and expenses	2,209	2,644	61	1,160	133	(2)	6,205
Operating income (loss) before income tax	571	485	5	(124)	(95)	—	842
Income tax (expense) benefit on operating income (loss)	(197)	(164)	(2)	86	29	—	(248)
Net operating income (loss)	374	321	3	(38)	(66)	—	594
Net realized investment gains (losses), pre-tax	18	34	(1)	14	1	—	66
Income tax (expense) benefit on net realized investment gains (losses)	(6)	(12)	—	(5)	—	—	(23)
Net realized investment gains (losses)	12	22	(1)	9	1	—	43
Net income (loss)	$386	$343	$2	$(29)	$(65)	$—	$637

December 31, 2012
(In millions)
Reinsurance receivables	$665	$1,155	$294	$1,273	$2,844	$—	$6,231
Insurance receivables	$673	$1,116	$181	$9	$4	$—	$1,983
Deferred acquisition costs	$300	$269	$29	$—	$—	$—	$598
Goodwill	$117	$—	$37	$—	$—	$—	$154
Insurance reserves
Claim and claim adjustment expenses	$6,748	$11,326	$521	$3,006	$3,162	$—	$24,763
Unearned premiums	1,685	1,569	222	134	—	—	3,610
Future policy benefits	—	—	—	11,475	—	—	11,475
Policyholders’ funds	8	15	—	134	—	—	157

_______________________________

(a)	Included from date of acquisition.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
CNA Specialty
International	$59	$53	$177	$163
Professional & Management Liability	720	700	2,107	2,039
Surety	126	124	365	364
Warranty & Alternative Risks	91	80	257	232
CNA Specialty revenues	996	957	2,906	2,798
CNA Commercial
Commercial Insurance	776	826	2,429	2,396
International	93	93	276	274
Small Business	193	172	562	493
CNA Commercial revenues	1,062	1,091	3,267	3,163
Hardy revenues	88	65	232	65
Life & Group Non-Core
Health	290	274	875	852
Life & Annuity	58	64	177	181
Other	(2)	2	3	17
Life & Group Non-Core revenues	346	340	1,055	1,050
Corporate & Other Non-Core revenues	13	14	43	39
Eliminations	(1)	(1)	(3)	(2)
Total revenues	$2,504	$2,466	$7,500	$7,113

Note L. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The tables below present the changes in Accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013.
Changes in Accumulated Other Comprehensive Income (Loss)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at June 30, 2013	$26	$724	$(711)	$87	$126
Other comprehensive income (loss) before reclassifications	(4)	(68)	—	56	(16)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(2), $3, $0, and $1	(1)	2	(4)	—	(3)
Other comprehensive income (loss) after tax (expense) benefit of $1, $38, $(3), $0, and $36	(3)	(70)	4	56	(13)
Balance at September 30, 2013	$23	$654	$(707)	$143	$113

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2013	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	2	(706)	—	(18)	(722)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(5), $8, $0, and $3	(1)	11	(14)	—	(4)
Other comprehensive income (loss) after tax (expense) benefit of $(2), $387, $(8), $0, and $377	3	(717)	14	(18)	(718)
Balance at September 30, 2013	$23	$654	$(707)	$143	$113
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2012 statutory net written premiums, we are the eighth largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America.
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

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. Results for Hardy for 2012 are included from the date of acquisition. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Operating Revenues
Net earned premiums	$1,825	$1,781	$5,389	$5,098
Net investment income	597	601	1,808	1,719
Other revenues	78	76	285	230
Total operating revenues	2,500	2,458	7,482	7,047
Claims, Benefits and Expenses
Net incurred claims and benefits	1,408	1,430	4,348	4,150
Policyholders' dividends	6	5	16	14
Amortization of deferred acquisition costs	341	333	1,004	937
Other insurance related expenses	253	268	768	766
Other expenses	121	116	350	338
Total claims, benefits and expenses	2,129	2,152	6,486	6,205
Operating income before income tax	371	306	996	842
Income tax expense on operating income	(102)	(90)	(292)	(248)
Net operating income	269	216	704	594
Net realized investment gains, pre-tax	4	8	18	66
Income tax expense on net realized investment gains	(1)	(3)	(6)	(23)
Net realized investment gains	3	5	12	43
Net income	$272	$221	$716	$637
Three Month Comparison
Net income increased $51 million for the three months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to higher net operating income.
Net realized investment gains decreased $2 million for the three months ended September 30, 2013 as compared with the same period in 2012. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $53 million for the three months ended September 30, 2013 as compared with the same period in 2012. Net operating income increased $66 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to improved non-catastrophe current accident year underwriting results and higher favorable net prior year development, partially offset by higher catastrophe losses. Catastrophe losses were $28 million after-tax for the three months ended September 30, 2013 as compared with $18 million after-tax for the same period in 2012. Net operating results decreased $13 million for our non-core segments, driven by results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $76 million and $47 million was recorded for the three months ended September 30, 2013 and 2012 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended September 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Net earned premiums increased $44 million for the three months ended September 30, 2013 as compared with the same period in 2012, driven by a $30 million increase in CNA Specialty and a $22 million increase in Hardy. See the Segment Results section of this MD&A for further discussion.
Nine Month Comparison
Net income increased $79 million for the nine months ended September 30, 2013 as compared with the same period in 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment gains.
Net realized investment gains decreased $31 million for the nine months ended September 30, 2013 as compared with the same period in 2012.
Net operating income increased $110 million for the nine months ended September 30, 2013 as compared with the same period in 2012. Net operating income increased $147 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to improved non-catastrophe current accident year underwriting results, higher net investment income and a settlement benefit of $30 million after-tax related to workers’ compensation residual market litigation. These favorable items were partially offset by lower favorable net prior year development and increased catastrophe losses. Catastrophe losses were $96 million after-tax for the nine months ended September 30, 2013 as compared with $80 million after-tax for the same period in 2012. Net operating results decreased $37 million for our non-core segments, driven by results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $128 million and $165 million was recorded for the nine months ended September 30, 2013 and 2012 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the nine months ended September 30, 2013 and 2012 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $291 million for the nine months ended September 30, 2013 as compared with the same period in 2012, driven by the acquisition of Hardy in July of 2012, a $74 million increase in CNA Specialty and a $57 million increase in CNA Commercial. See the Segment Results section of this MD&A for further discussion.

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
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2013	2012	2013	2012
Net written premiums	$778	$723	$2,337	$2,206
Net earned premiums	768	738	2,237	2,163
Net investment income	159	159	480	446
Net operating income	187	136	475	374
Net realized investment gains (losses)	1	—	(1)	12
Net income	188	136	474	386
Ratios
Loss and loss adjustment expense	55.6%	62.5%	60.1%	63.6%
Expense	29.4	31.0	29.8	31.5
Dividend	0.3	0.2	0.2	—
Combined	85.3%	93.7%	90.1%	95.1%
Three Month Comparison
Net written premiums for CNA Specialty increased $55 million for the three months ended September 30, 2013 as compared with the same period in 2012, driven by increased rate. Net earned premiums increased $30 million as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 6% for the three months ended September 30, 2013, as compared with an increase of 5% for the three months ended September 30, 2012, for the policies that renewed in each period. Retention of 85% was achieved in each period.
Net income increased $52 million for the three months ended September 30, 2013 as compared with the same period in 2012. This increase was due to higher net operating income.
Net operating income increased $51 million for the three months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to improved underwriting results.
The combined ratio improved 8.4 points for the three months ended September 30, 2013 as compared with the same period in 2012. The loss ratio improved 6.9 points, due to higher favorable net prior year development and an improved non-catastrophe current accident year loss ratio, partially offset by higher catastrophe losses. The expense ratio improved 1.6 points, primarily due to the impact of lower underwriting expenses and a higher net earned premium base.
Favorable net prior year development of $77 million and $40 million was recorded for the three months ended September 30, 2013 and 2012. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Comparison
Net written premiums for CNA Specialty increased $131 million for the nine months ended September 30, 2013 as compared with the same period in 2012, primarily driven by increased rate. Net earned premiums increased $74 million as compared with the same period in 2012, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 6% for the nine months ended September 30, 2013, as compared with an increase of 4% for the nine months ended September 30, 2012, for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period.

Net income increased $88 million for the nine months ended September 30, 2013 as compared with the same period in 2012, primarily due to higher net operating income, partially offset by decreased net realized investment results.
Net operating income increased $101 million for the nine months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to improved underwriting results and higher net investment income.
The combined ratio improved 5.0 points for the nine months ended September 30, 2013 as compared with the same period in 2012. The loss ratio improved 3.5 points, due to higher favorable net prior year development and an improved non-catastrophe current accident year loss ratio, partially offset by higher catastrophe losses. The expense ratio improved 1.7 points, primarily due to the impact of lower underwriting expenses and a higher net earned premium base.
Favorable net prior year development of $146 million and $95 million was recorded for the nine months ended September 30, 2013 and 2012. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2013 and December 31, 2012 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30, 2013	December 31, 2012
(In millions)
Gross Case Reserves	$2,296	$2,292
Gross IBNR Reserves	4,550	4,456
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,846	$6,748
Net Case Reserves	$2,023	$2,008
Net IBNR Reserves	4,225	4,104
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,248	$6,112

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2013	2012	2013	2012
Net written premiums	$760	$811	$2,504	$2,543
Net earned premiums	832	840	2,509	2,452
Net investment income	219	230	680	646
Net operating income	131	125	368	321
Net realized investment gains (losses)	1	7	(4)	22
Net income	132	132	364	343
Ratios
Loss and loss adjustment expense	67.9%	70.5%	72.1%	71.3%
Expense	34.8	35.2	34.9	35.2
Dividend	0.3	0.3	0.2	0.3
Combined	103.0%	106.0%	107.2%	106.8%
Three Month Comparison
Net written premiums for CNA Commercial decreased $51 million for the three months ended September 30, 2013 as compared with the same period in 2012, primarily driven by previous underwriting actions taken in certain business classes. These underwriting actions were partially offset by continued strong rate increases. Net earned premiums decreased $8 million for the three months ended September 30, 2013 as compared with the same period in 2012, consistent with the decrease in net written premiums in the most recent quarters.
CNA Commercial's average rate increased 8% for the three months ended September 30, 2013, as compared with an increase of 7% for the three months ended September 30, 2012, for the policies that renewed in each period. Retention of 71% and 77% was achieved in each period.
Net income for the three months ended September 30, 2013 was comparable with the same period in 2012. Increased net operating income was offset by lower net realized investment gains.
Net operating income increased $6 million for the three months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to improved current accident year underwriting results.
The combined ratio improved 3.0 points for the three months ended September 30, 2013 as compared with the same period in 2012. The loss ratio improved 2.6 points, primarily due to an improved current accident year loss ratio. Catastrophe losses were $24 million, or 2.9 points of the loss ratio, for the three months ended September 30, 2013, as compared with $24 million, or 2.8 points of the loss ratio, for the three months ended September 30, 2012. The expense ratio improved 0.4 points for the three months ended September 30, 2013 as compared with the same period in 2012, primarily due to the impact of lower underwriting expenses.
Unfavorable net prior year development of $4 million was recorded for the three months ended September 30, 2013, compared to favorable net prior year development of $3 million for the three months ended September 30, 2012. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Commercial decreased $39 million for the nine months ended September 30, 2013 as compared with the same period in 2012, primarily driven by previous underwriting actions taken in certain business classes, including a transfer of $44 million of in-force business. Net earned premiums increased $57 million for the nine months ended September 30, 2013 as compared with the same period in 2012, consistent with increased net written premiums in earlier quarters.
CNA Commercial's average rate increased 9% for the nine months ended September 30, 2013, as compared with an increase of 6% for the nine months ended September 30, 2012, for the policies that renewed in each period. Retention of 74% and 77% was achieved in each period.
Net income increased $21 million for the nine months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to higher net operating income, partially offset by lower net realized investment results.
Net operating income increased $47 million for the nine months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to improved current accident year underwriting results, a settlement benefit of $30 million after-tax and higher net investment income. These favorable items were partially offset by unfavorable net prior year development in 2013, which includes $23 million after-tax recorded for workers’ compensation in response to legislation related to the New York Fund for Reopened Cases.
The combined ratio increased 0.4 points for the nine months ended September 30, 2013 as compared with the same period in 2012. The loss ratio increased 0.8 points, primarily due to unfavorable net prior year development, partially offset by an improved current accident year loss ratio. Catastrophe losses were $121 million, or 4.8 points of the loss ratio, for the nine months ended September 30, 2013, as compared with $115 million, or 4.7 points of the loss ratio, for the nine months ended September 30, 2012.
Unfavorable net prior year development of $5 million was recorded for the nine months ended September 30, 2013, compared to favorable net prior year development of $66 million for the nine months ended September 30, 2012. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2013 and December 31, 2012 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2013	December 31, 2012
Gross Case Reserves	$6,003	$6,146
Gross IBNR Reserves	4,760	5,180
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$10,763	$11,326
Net Case Reserves	$5,500	$5,611
Net IBNR Reserves	4,207	4,600
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,707	$10,211

Hardy
The following table details the results of operations for Hardy.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2013	2012	2013	2012
Net written premiums	$81	$56	$274	$56
Net earned premiums	86	64	226	64
Net investment income	1	2	3	2
Net operating income	12	3	2	3
Net realized investment gains (losses)	1	(1)	2	(1)
Net income	13	2	4	2
Ratios
Loss and loss adjustment expense	40.5%	33.3%	47.3%	33.3%
Expense	44.6	52.5	48.1	52.5
Dividend	—	—	—	—
Combined	85.1%	85.8%	95.4%	85.8%
Three Month Comparison
Net written premiums for Hardy increased $25 million for the three months ended September 30, 2013 as compared with the same period in 2012, driven by growth of non-marine property and a reduction in the amount of reinsurance purchased across several business units. In addition, a change in Hardy's share of the results of Syndicate 382 contributed to the growth in the period. Hardy retains 100% of the results for the 2013 year of account, while 25% of the capital for the 2012 year of account was provided by third parties. Net earned premiums increased $22 million as compared with the same period in 2012, consistent with increased net written premiums.
Hardy's average rate decreased 5% for the three months ended September 30, 2013, as compared with an increase of 1% for the three months ended September 30, 2012, for the policies that renewed in each period. Retention of 75% and 73% was achieved in each period.
Net income increased $11 million for the three months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to higher net operating income.
Net operating income increased $9 million for the three months ended September 30, 2013 as compared with the same period in 2012, due to improved non-catastrophe underwriting results, partially offset by higher catastrophe losses. Pretax results in 2013 included $3 million of integration costs while results in 2012 included $6 million of non-run rate purchase accounting expenses. Further information on Hardy's amortization expense is included in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The combined ratio improved 0.7 points for the three months ended September 30, 2013 as compared with the same period in 2012. The loss ratio increased 7.2 points, primarily due to higher catastrophe losses. The expense ratio improved 7.9 points, primarily due to the higher net earned premium base.
Favorable net prior year development of $5 million and $6 million was recorded for the three months ended September 30, 2013 and 2012. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Results
The composition of net earned premiums for Hardy was $100 million for marine and aviation, $69 million for non-marine property, $30 million for specialty lines and $27 million for property treaty reinsurance. Premiums in 2012 relate to amounts written and earned after Hardy was acquired on July 2.
Hardy's average rate decreased 1% for the nine months ended September 30, 2013 for the policies that renewed in the period. Retention of 71% was achieved in the period.

Results in 2013 include favorable non-catastrophe underwriting results and pretax unfavorable net prior year development of $12 million. The unfavorable development primarily related to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake. The net prior year development includes $7 million of unfavorable premium development. Catastrophe losses were $5 million, or 2.0 points of the loss ratio, for the nine months ended September 30, 2013. No catastrophe losses were incurred for the nine months ended September 30, 2012.
The following table summarizes the gross and net carried reserves as of September 30, 2013 and December 31, 2012 for Hardy.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2013	December 31, 2012
Gross Case Reserves	$285	$333
Gross IBNR Reserves	147	188
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$432	$521
Net Case Reserves	$159	$192
Net IBNR Reserves	89	82
Total Net Carried Claim and Claim Adjustment Expense Reserves	$248	$274

Life & Group Non-Core
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Net earned premiums	$140	$141	$419	$421
Net investment income	209	201	620	600
Net operating loss	(35)	(22)	(71)	(38)
Net realized investment gains (losses)	—	(2)	9	9
Net loss	(35)	(24)	(62)	(29)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended September 30, 2013 as compared with the same period in 2012. Net earned premiums relate primarily to the individual and group long term care businesses.
Net loss increased $11 million for the three months ended September 30, 2013 as compared with the same period in 2012. Results were affected by unfavorable morbidity in our long term care business, partially offset by the effect of rate increase actions and favorable persistency in that business.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $2 million for the nine months ended September 30, 2013 as compared with the same period in 2012.
Net loss increased $33 million for the nine months ended September 30, 2013 as compared with the same period in 2012. This increase was primarily due to the same reasons discussed above in the three month comparison. Additionally, results in 2012 included a significant gain related to a benefit on a life settlement contract.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Net investment income	$9	$9	$25	$25
Net operating loss	(26)	(26)	(70)	(66)
Net realized investment gains	—	1	6	1
Net loss	(26)	(25)	(64)	(65)
Three Month Comparison
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. Results for the three months ended September 30, 2013 were comparable to the prior year period.
Unfavorable net prior year development of $2 million was recorded in each of the three months ended September 30, 2013 and 2012.
Nine Month Comparison
Net loss decreased $1 million for the nine months ended September 30, 2013 as compared with the same period in 2012. Both periods benefited from releases of previously established allowances for uncollectible amounts arising from changes in estimates. For the nine months ended September 30, 2013, results were positively affected by $6 million related to the release of an allowance established for officer notes receivable. For the nine months ended September 30, 2012, results were positively affected by $13 million related to the release of an allowance established for uncollectible reinsurance receivables.
Unfavorable net prior year development of $1 million and $2 million was recorded for the nine months ended September 30, 2013 and 2012.
The following table summarizes the gross and net carried reserves as of September 30, 2013 and December 31, 2012 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2013	December 31, 2012
Gross Case Reserves	$1,134	$1,207
Gross IBNR Reserves	1,737	1,955
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,871	$3,162
Net Case Reserves	$287	$292
Net IBNR Reserves	194	220
Total Net Carried Claim and Claim Adjustment Expense Reserves	$481	$512

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities	$504	$507	$1,501	$1,528
Short term investments	1	2	3	5
Limited partnership investments	93	89	303	184
Equity securities	3	4	9	10
Mortgage loans	6	5	17	13
Trading portfolio	3	7	13	18
Other	1	—	2	3
Gross investment income	611	614	1,848	1,761
Investment expense	(14)	(13)	(40)	(42)
Net investment income	$597	$601	$1,808	$1,719
Net investment income was $597 million for the third quarter of 2013, essentially unchanged from $601 million in the prior year quarter.
Net investment income for the nine months ended September 30, 2013 increased $89 million as compared with the same period in 2012. The increase was primarily driven by a significant increase in limited partnership investment results, partially offset by a decrease in fixed maturity securities income.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.2% and 5.4% for the nine months ended September 30, 2013 and 2012. Tax-exempt municipal bonds generated $83 million and $223 million of net investment income for the three and nine months ended September 30, 2013 compared with $70 million and $205 million of net investment income for the same periods in 2012.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
Fixed maturity securities:
Corporate and other bonds	$2	$48	$48	$91
States, municipalities and political subdivisions	8	(16)	6	11
Asset-backed	(6)	(7)	(24)	(36)
U.S. Treasury and obligations of government-sponsored enterprises	—	1	—	3
Foreign government	4	—	5	4
Redeemable preferred stock	(1)	—	(1)	—
Total fixed maturity securities	7	26	34	73
Equity securities	(2)	(15)	(17)	(14)
Derivative securities	(1)	(1)	(4)	(1)
Short term investments and other	—	(2)	5	8
Net realized investment gains (losses), pre-tax	4	8	18	66
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(3)	(6)	(23)
Net realized investment gains (losses)	$3	$5	$12	$43
Net realized investment results decreased $2 million and $31 million for the three and nine months ended September 30, 2013 as compared with the same periods in 2012, driven by lower net realized investment gains on sales of securities, partially offset by lower OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at September 30, 2013 and December 31, 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these rating agencies, we formulate an internal rating. At September 30, 2013 and December 31, 2012, approximately 99% and 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

(In millions)	September 30, 2013%		December 31, 2012%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,506	9%	$4,540	11%
AAA rated	2,915	7	3,224	8
AA and A rated	20,212	49	19,305	45
BBB rated	11,253	27	11,997	28
Non-investment grade	3,388	8	3,567	8
Total	$41,274	100%	$42,633	100%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,259 million and $3,355 million at September 30, 2013 and December 31, 2012. The following table summarizes the ratings of this portfolio at fair value.
Non-investment grade

(In millions)	September 30, 2013%		December 31, 2012%
BB	$1,379	41%	$1,529	43%
B	1,070	31	1,075	30
CCC - C	665	20	724	20
D	274	8	239	7
Total	$3,388	100%	$3,567	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of September 30, 2013.
Gross Unrealized Losses by Ratings Distribution

September 30, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$1,117	13%	$82	16%
AAA	612	7	26	5
AA	1,700	20	164	32
A	1,755	21	85	16
BBB	2,460	29	123	24
Non-investment grade	865	10	35	7
Total	$8,509	100%	$515	100%
The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

September 30, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$237	3%	$7	1%
Due after one year through five years	1,214	14	34	7
Due after five years through ten years	3,811	45	198	38
Due after ten years	3,247	38	276	54
Total	$8,509	100%	$515	100%

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
Effective Durations

	September 30, 2013		December 31, 2012
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,840	11.4	$15,590	11.3
Other interest sensitive investments	27,803	4.4	28,855	3.9
Total	$42,643	6.8	$44,445	6.5
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
Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

(In millions)	September 30, 2013	December 31, 2012
Short term investments:
Commercial paper	$392	$751
U.S. Treasury securities	837	617
Money market funds	111	301
Other	135	163
Total short term investments	$1,475	$1,832

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2013, net cash provided by operating activities was $921 million as compared with $993 million for the same period in 2012. Cash provided by operating activities in 2012 was favorably affected by a $75 million tax refund.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2013, net cash used by investing activities was $689 million as compared with $747 million for the same period in 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the nine months ended September 30, 2013, net cash used by financing activities was $200 million as compared with $195 million for the same period in 2012. Net cash used by financing activities in both periods was substantially related to the payment of dividends to common stockholders.
Common Stock Dividends
Dividends of $0.60 per share of our common stock were declared and paid during the nine months ended September 30, 2013. On October 25, 2013, our Board of Directors declared a quarterly dividend of $0.20 per share, payable November 26, 2013 to stockholders of record on November 12, 2013. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility.
During the nine months ended September 30, 2013, CCC paid dividends of $300 million to CNAF. As of September 30, 2013, CCC is able to pay approximately $550 million of dividends during the remainder of 2013 that would not be subject to the prior approval of the Illinois Department of Insurance.
In August 2013, CCC became a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC acquired $16 million of FHLBC stock giving it access to approximately $330 million of additional liquidity. Any funding above this level would require the purchase of additional shares of FHLBC stock. As of September 30, 2013, CCC has no outstanding borrowings from the FHLBC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2013. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of September 30, 2013, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2013.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: October 29, 2013	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE