Form 10-K
period 2013-12-31
CNA FINANCIAL CORP
filed 2014-02-19
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 14, 2014, 269,824,832 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $870 million based on the closing price of $32.62 per share of the common stock on the New York Stock Exchange on June 30, 2013.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2014 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, Hardy Underwriting Bermuda Limited and its subsidiaries and Continental Assurance Company (CAC). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2013.
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
Although the federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry. These initiatives and legislation include proposed federal oversight of certain insurers; tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal financial services reforms; and various tax proposals affecting insurance companies. Any of the foregoing regulatory limitations, impositions and restrictions may result in significant burdens on us.
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
Employee Relations
As of December 31, 2013, we had approximately 7,035 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note J to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.
Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.
Direct Written Premiums

Years ended December 31	Percent of Total
	2013	2012	2011
California	9.2%	9.5%	9.4%
Texas	8.0	7.4	6.7
New York	7.3	7.1	6.7
Illinois	5.9	6.5	4.9
Florida	5.9	5.8	6.1
New Jersey	3.7	3.5	3.5
Pennsylvania	3.7	3.4	3.4
Canada	3.1	3.0	3.0
All other states, countries or political subdivisions	53.2	53.8	56.3
Total	100.0%	100.0%	100.0%

Approximately 8.9%, 9.2% and 8.8% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2013, 2012 and 2011.
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

Schedule of Loss Reserve Development

Calendar Year Ended	2003	2004	2005	2006	2007	2008	2009	2010 (a)	2011	2012 (b)	2013
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$31,284	$31,204	$30,694	$29,459	$28,415	$27,475	$26,712	$25,412	$24,228	$24,696	$24,015
Originally reported ceded recoverable	13,847	13,682	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075	4,911
Originally reported net reserves for unpaid claim and claim adjustment expenses	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621	$19,104
Cumulative net paid as of:
One year later	$4,382	$2,651	$3,442	$4,436	$4,308	$3,930	$3,762	$3,472	$4,277	$4,588	$—
Two years later	6,104	4,963	7,022	7,676	7,127	6,746	6,174	6,504	7,459	—	—
Three years later	7,780	7,825	9,620	9,822	9,102	8,340	8,374	8,822	—	—	—
Four years later	10,085	9,914	11,289	11,312	10,121	9,863	10,038	—	—	—	—
Five years later	11,834	11,261	12,465	11,973	11,262	11,115	—	—	—	—	—
Six years later	12,988	12,226	12,917	12,858	12,252	—	—	—	—	—	—
Seven years later	13,845	12,551	13,680	13,670	—	—	—	—	—	—	—
Eight years later	14,073	13,245	14,409	—	—	—	—	—	—	—	—
Nine years later	14,713	13,916	—	—	—	—	—	—	—	—	—
Ten years later	15,337	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	$17,437	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621	$19,104
One year later	17,671	18,513	20,588	21,601	21,463	21,021	20,643	18,923	19,081	19,506	—
Two years later	19,120	19,044	20,975	21,706	21,259	20,472	20,237	18,734	18,946	—	—
Three years later	19,760	19,631	21,408	21,609	20,752	20,014	20,012	18,514	—	—	—
Four years later	20,425	20,212	21,432	21,286	20,350	19,784	19,758	—	—	—	—
Five years later	21,060	20,301	21,326	20,982	20,155	19,597	—	—	—	—	—
Six years later	21,217	20,339	21,060	20,815	20,021	—	—	—	—	—	—
Seven years later	21,381	20,142	20,926	20,755	—	—	—	—	—	—	—
Eight years later	21,199	20,023	20,900	—	—	—	—	—	—	—	—
Nine years later	21,100	20,054	—	—	—	—	—	—	—	—	—
Ten years later	21,135	—	—	—	—	—	—	—	—	—	—
Total net (deficiency) redundancy	$(3,698)	$(2,532)	$(644)	$626	$1,449	$1,665	$1,430	$838	$315	$115	$—
Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$21,135	$20,054	$20,900	$20,755	$20,021	$19,597	$19,758	$18,514	$18,946	$19,506	$—
Re-estimated ceded recoverable	15,852	14,706	12,025	9,697	8,293	7,252	6,593	7,093	5,850	5,531	—
Total gross re-estimated reserves	$36,987	$34,760	$32,925	$30,452	$28,314	$26,849	$26,351	$25,607	$24,796	$25,037	$—
Total gross (deficiency) redundancy	$(5,703)	$(3,556)	$(2,231)	$(993)	$101	$626	$361	$(195)	$(568)	$(341)	$—
Net (deficiency) redundancy related to:
Asbestos	$(177)	$(123)	$(113)	$(112)	$(107)	$(79)	$—	$—	$—	$—	$—
Environmental pollution	(209)	(209)	(159)	(159)	(159)	(76)	—	—	—	—	—
Total asbestos and environmental pollution	(386)	(332)	(272)	(271)	(266)	(155)	—	—	—	—	—
Core (Non-asbestos & environmental pollution)	(3,312)	(2,200)	(372)	897	1,715	1,820	1,430	838	315	115	—
Total net (deficiency) redundancy	$(3,698)	$(2,532)	$(644)	$626	$1,449	$1,665	$1,430	$838	$315	$115	$—

(a)
Effective January 1, 2010, we ceded our net asbestos and environmental pollution claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement, as further discussed in Note F to the Consolidated Financial Statements included under Item 8.

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
If we determine that our recorded insurance reserves are insufficient to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, we may need to increase our insurance reserves which would result in a charge to our earnings.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely difficult to predict. Examples of emerging or potential claims and coverage issues include:

•
uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs, and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation;

•	increased uncertainty related to medical professional liability, medical products liability and workers’ compensation coverages resulting from the Patient Protection and Affordable Care Act;

•	significant class action litigation; and

•
mass tort claims, including bodily injury claims related to benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals, and various other chemical and radiation exposure claims.

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
Our reserves for long term care products are based on key assumptions including morbidity, mortality, policy persistency (the percentage of policies remaining in force) and discount rate. These assumptions are critical bases for reserve estimates and, while monitored consistently, are inherently uncertain due to the limited historical data and industry data available to us, as only a small portion of the long term care policies which have been written to date are in claims paying status, and the potential changing trends in morbidity and mortality over time. Assumptions relating to mortality and discount rate also form the basis for reserve determination for payout annuity products.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies and payout annuity contracts, which may also require changes to our reserves. This risk is more significant for long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. If estimated reserves are insufficient for any reason, including changes in assumptions, the required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Catastrophe losses are unpredictable and could result in material losses.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil commotion, and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, and reinsurance reinstatement premiums, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result, catastrophe losses are particularly difficult to estimate. Additionally, the U.S. government currently provides financial protection through the Terrorism Risk Insurance Program Reauthorization Act, which is set to expire December 31, 2014. Should that act expire without reauthorization or be reauthorized under materially different terms, our net exposure to a significant terrorist event could increase.
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
We have significant amounts recoverable from reinsurers which are reported as receivables on our Consolidated Balance Sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. In the past, certain of our reinsurance carriers have experienced credit downgrades by rating agencies within the term of our contractual relationship. Such action increases the likelihood that we will not be able to recover amounts due. In addition, reinsurers could dispute amounts which we believe are due to us. If the amounts we collect from reinsurers are less than the amount recorded for any of the foregoing reasons, our net incurred losses will be higher.
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
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit, equity, and currency risks, many of which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity and currency prices, and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income.
We have significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing our net investment income, while an increase in interest rates may reduce the value of our existing fixed maturity investments. The value of our fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments we hold. Any such impairments which we deem to be other-than-temporary would result in a charge to our earnings.
In addition, we invest a portion of our assets in equity securities and limited partnerships which are subject to greater market volatility than our fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments and therefore may also limit our ability to withdraw assets. As a result of all of these factors, we may not earn an adequate return on our investments, may incur losses on the disposition of our investments, and may be required to write down the value of our investments.
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
Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact our results of operations.
Federal and/or state tax legislation that would lessen or eliminate some or all of the tax attributes currently affecting us could materially and adversely impact our results of operations, in particular, changes to tax laws governing tax credits. Other potential tax law changes, including the taxation of interest from municipal bonds, could also adversely affect the value of our investment portfolio and the rate at which we discount certain liabilities.
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
The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions, including the ability to issue financial statements in a timely manner. This could result in a materially adverse effect on our business results, prospects, and liquidity, as well as damage to customer goodwill.
Failure to protect personal information of our customers, claimants or employees, loss of key vendor relationships or exposure relating to claim administration and claim adjudication functions performed by a vendor could result in a materially adverse effect on our operations.
If a vendor, third-party administrator or employee fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses, as well as significant harm to our reputation.
In the event that one or more of our vendors suffers a bankruptcy, is sold to another entity, sustains a significant business interruption or otherwise becomes unable to continue to provide products or services, we may suffer operational impairments and financial losses associated with transferring business to a new vendor, assisting a vendor with rectifying operational difficulties or assuming previously outsourced operations ourselves.
Additionally, we rely on certain third-party claims administrators, including the administrator of our long term care claims, to perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against us and adverse regulatory enforcement exposure.
We face intense competition in our industry and may be adversely affected by the cyclical nature of the property and casualty business.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, resulting in less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high, we may lose business to competitors offering competitive insurance products at lower prices. As a result, our premium levels and expense ratio could be materially adversely impacted.
We are subject to capital adequacy requirements and, if we are unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business. If we are required to record a material charge against earnings in connection with a change in estimate or the occurrence of an event, or if we incur significant losses related to our investment portfolio, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our working capital needs, are limited by insurance regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary insurance regulator are generally limited to amounts determined by formula which varies by jurisdiction. The formula for the majority of domestic states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some jurisdictions, including certain domestic states, however, have an additional stipulation that dividends cannot exceed the prior year's earned surplus. If we are restricted, by regulatory rule or otherwise, from paying or receiving intercompany dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
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

We are subject to extensive existing state, local and foreign governmental regulations that restrict our ability to do business and generate revenues.
The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of our policyholders and third-party claimants, rather than our investors. Each jurisdiction in which we do business has established supervisory agencies that regulate the manner in which we do business, generally at the state level. Any changes in federal regulation could also impose significant burdens on us. In addition, the Lloyd's marketplace sets rules under which its members, including our Hardy syndicate, operate.
These rules and regulations relate to, among other things, the following:

•	standards of solvency including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on our ability to withdraw from unprofitable lines of insurance or unprofitable market areas;

•	the required use of certain methods of accounting and reporting;

•	the establishment of reserves for unearned premiums, losses and other purposes;

•	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers;

•	licensing of insurers and agents;

•	approval of policy forms;

•	limitations on the ability of our insurance subsidiaries to pay dividends to us; and

•	limitations on the ability to non-renew, cancel, increase rates or change terms and conditions in policies.
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

Location	Amount (Square Feet) of Building Owned and Occupied or Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	639,553	Principal executive offices of CNAF
2405 Lucien Way, Maitland, Florida	113,084	Property and casualty insurance offices
125 S. Broad Street, New York, New York	71,847	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	61,631	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	56,281	Property and casualty insurance offices
401 Penn Street, Reading, Pennsylvania	56,009	Property and casualty insurance offices
10375 Park Meadows Drive, Littleton, Colorado	42,968	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	41,340	Property and casualty insurance offices
700 N. Pearl Street, Dallas, Texas	37,870	Property and casualty insurance offices
1249 S. River Road, Cranbury, New Jersey	36,946	Property and casualty insurance offices
We lease the office space described above except for the building in Chicago, Illinois which is owned. We consider that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.
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
As of February 14, 2014, we had 269,824,832 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,230 stockholders of record as of February 14, 2014 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in the fourth quarter of 2013.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2013			2012
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$32.69	$28.89	$0.20	$29.73	$26.70	$0.15
Second	35.27	30.71	0.20	30.67	26.87	0.15
Third	38.30	32.66	0.20	28.35	25.91	0.15
Fourth	42.89	37.44	0.20	29.57	27.06	0.15
The following graph compares the total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2008 through December 31, 2013. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2008 and that dividends, if any, were reinvested.
Stock Price Performance Graph

Company / Index	2008	2009	2010	2011	2012	2013
CNA Financial Corporation	100.00	145.99	164.54	165.10	176.65	276.68
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Property & Casualty Insurance Index	100.00	112.35	122.38	122.08	146.63	202.78

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. On July 2, 2012, we acquired Hardy Underwriting Bermuda Limited and its subsidiaries. The results of Hardy are included from the date of acquisition. The table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Selected Financial Data

As of or for the years ended December 31
(In millions, except per share data)	2013	2012	2011	2010	2009
Results of Operations:
Revenues	$10,113	$9,547	$8,949	$9,209	$8,472
Income (loss) from continuing operations, net of tax	$937	$628	$629	$780	$482
Income (loss) from discontinued operations, net of tax	—	—	(1)	(21)	(2)
Net (income) loss attributable to noncontrolling interests, net of tax	—	—	(16)	(68)	(62)
Net income (loss) attributable to CNA	$937	$628	$612	$691	$418
Basic Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$3.48	$2.33	$2.27	$2.36	$1.11
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	—	(0.08)	(0.01)
Basic earnings (loss) per share attributable to CNA common stockholders	$3.48	$2.33	$2.27	$2.28	$1.10
Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$3.47	$2.33	$2.27	$2.36	$1.11
Income (loss) from discontinued operations attributable to CNA common stockholders	—	—	—	(0.08)	(0.01)
Diluted earnings (loss) per share attributable to CNA common stockholders	$3.47	$2.33	$2.27	$2.28	$1.10
Dividends declared per common share	$0.80	$0.60	$0.40	$—	$—
Financial Condition:
Total investments	$46,107	$47,636	$44,373	$42,655	$41,996
Total assets	57,194	58,522	55,110	55,252	55,218
Insurance reserves	38,394	40,005	37,554	37,590	38,263
Long and short term debt	2,560	2,570	2,608	2,651	2,303
Total CNA stockholders' equity	12,651	12,314	11,488	10,882	10,587
Book value per common share	$46.91	$45.71	$42.66	$40.44	$35.64

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
Subsequent Event
On February 10, 2014, we entered into a definitive agreement to sell the majority of our run-off annuity and pension deposit business. Further information on the sale is set forth in Note R to the Consolidated Financial Statements included under Item 8.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Years ended December 31
(In millions)	2013	2012	2011
Operating Revenues
Net earned premiums	$7,271	$6,882	$6,603
Net investment income	2,450	2,282	2,054
Other revenues	361	320	294
Total operating revenues	10,082	9,484	8,951
Claims, Benefits and Expenses
Net incurred claims and benefits	5,927	5,867	5,476
Policyholders' dividends	20	29	13
Amortization of deferred acquisition costs	1,362	1,274	1,176
Other insurance related expenses	1,017	1,049	980
Other expenses	474	456	433
Total claims, benefits and expenses	8,800	8,675	8,078
Operating income from continuing operations before income tax	1,282	809	873
Income tax expense on operating income	(365)	(222)	(247)
Net operating (income) loss attributable to noncontrolling interests	—	—	(16)
Net operating income from continuing operations attributable to CNA	917	587	610
Net realized investment gains (losses), pretax	31	63	(2)
Income tax (expense) benefit on net realized investment gains (losses)	(11)	(22)	5
Net realized investment gains	20	41	3
Income from continuing operations attributable to CNA	937	628	613
Loss from discontinued operations attributable to CNA	—	—	(1)
Net income attributable to CNA	$937	$628	$612
2013 Compared with 2012
Net income increased $309 million in 2013 as compared with 2012, driven by higher net operating income.
Net realized investment gains decreased $21 million in 2013 as compared with 2012. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $330 million in 2013 as compared with 2012. Net operating income increased $427 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This increase was primarily due to improved current accident year underwriting results and higher net investment income. These favorable items were partially offset by lower favorable net prior year development. Catastrophe losses were $111 million after-tax in 2013 as compared to catastrophe impacts of $270 million after-tax in 2012 as further discussed below. Net operating results decreased $97 million for our non-core segments, primarily driven by results in our Corporate & Other Non-Core segment related to retroactive reinsurance accounting. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Aggregate favorable net prior year development of $160 million and $251 million was recorded in 2013 and 2012 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.

Net earned premiums increased $389 million in 2013 as compared with 2012 driven by the acquisition of Hardy in July of 2012, a $106 million increase in CNA Specialty and a $44 million increase in CNA Commercial. See the Segment Results section of this MD&A for further discussion.
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
Aggregate favorable net prior year development of $251 million and $431 million was recorded in 2012 and 2011 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.
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
Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third-party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.
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
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, the relevant industry conditions and trends, and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We have an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on our process for evaluating impairments is included in Note A to the Consolidated Financial Statements included under Item 8.
Long Term Care Products and Payout Annuity Contracts
Future policy benefit reserves for our life and group products are based on certain assumptions including morbidity, mortality, policy persistency, and discount rates. The adequacy of the reserves is contingent on actual experience related to these key assumptions, which were generally established at time of issue. If actual experience differs from these assumptions, the reserves may not be adequate, requiring us to add to reserves.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving discount rate assumption could result in shortfalls in investment income on assets supporting our obligations under long term care policies and payout annuity contracts, which may also require changes to our reserves.
These changes to our reserves could materially adversely impact our results of operations and equity. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically and any such review could result in the need to increase reserves in amounts which could be material and could adversely impact our results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note F to the Consolidated Financial Statements included under Item 8.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•
uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs, and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation;

•	increased uncertainty related to medical professional liability, medical products liability and workers’ compensation coverages resulting from the Patient Protection and Affordable Care Act;

•	significant class action litigation; and

•
mass tort claims, including bodily injury claims related to benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals, and various other chemical and radiation exposure claims.

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
The Loss Portfolio Transfer is a retroactive reinsurance contract. During 2013 the cumulative amounts ceded under the Loss Portfolio Transfer exceeded the consideration paid, resulting in a $189 million deferred retroactive reinsurance gain. This deferred benefit will be recognized in earnings in future periods in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract.
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers' compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. CNA Specialty and CNA Commercial contain both long-tail and short-tail exposures. Hardy contains primarily short-tail exposures. Corporate & Other Non-Core contains long-tail exposures.
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
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management's best estimate which is then recorded as the loss reserve.
Currently, our recorded reserves are modestly higher than the actuarial point estimate. For CNA Commercial, CNA Specialty and Hardy, the difference between our reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely impact claim costs, and the effects from the economy. For Corporate & Other Non-Core, the difference between our reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.
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
Within CNA Specialty, we believe a material deviation to our net reserves is reasonably possible for professional liability and management liability products and Surety products. This includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. This also includes directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for these products is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $550 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $200 million. Our net reserves for these products were approximately $5.9 billion at December 31, 2013.
Within CNA Commercial, the two types of business for which we believe a significant deviation to our net reserves is reasonably possible are workers' compensation and general liability.
For CNA Commercial workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers' compensation reserve estimates. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $400 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for CNA Commercial workers' compensation were approximately $4.6 billion at December 31, 2013.
For CNA Commercial general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for CNA Commercial general liability were approximately $3.7 billion at December 31, 2013.
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
The actuarial assumptions represent management's best estimates at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, mortality, policy persistency, discount rates and expenses over the life of the contracts. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.
Annually, management assesses the adequacy of its GAAP reserves by product group by performing premium deficiency testing. In this test, reserves computed using best estimate assumptions as of the date of the test without provisions for adverse deviation are compared to the recorded reserves. If reserves determined based on management's current best estimate assumptions are greater than the existing net GAAP reserves (i.e. reserves net of any Deferred acquisition costs asset), the existing net GAAP reserves would be increased to the greater amount. Any such increase would be reflected in our results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations, equity and business and insurer financial strength and corporate debt ratings.
Payout Annuity Reserves
Our payout annuity reserves consist primarily of single premium group and structured settlement annuities. The annuity payments are generally fixed and are either for a specified period or contingent on the survival of the payee. These reserves are discounted except for reserves for loss adjustment expenses on structured settlements not funded by annuities in our property and casualty insurance companies. In 2012 and 2011, we recognized a premium deficiency on our payout annuity reserves. Therefore, the actuarial assumptions established at time of issue have been unlocked and updated to management's then current best estimate. The actuarial assumptions that management believes are subject to the most variability are discount rate and mortality.
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
It should be noted that our current GAAP payout annuity reserves contain a level of margin in excess of management's current best estimates. Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin before they would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.
Sensitivity Analysis

December 31, 2013
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Discount rate:
50 basis point decline	$106
100 basis point decline	$247
Mortality:
5% decline	$5
10% decline	$31
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
The actuarial assumptions that management believes are subject to the most variability are discount rate, morbidity, and persistency, which can be affected by policy lapses and death. There is limited historical data and industry data available to us for these reserves, as only a small portion of the long term care policies which have been written to date are in claims paying status and trends in morbidity and mortality change over time. As a result, our long term care reserves may be subject to material increases if these trends develop adversely to our expectations.
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
It should be noted that our current GAAP long term care reserves contain a level of margin in excess of management's current best estimates. Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin before they would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.
Sensitivity Analysis

December 31, 2013
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Discount rate:
50 basis point decline	$305
100 basis point decline	$1,041
Morbidity:
5% increase	$188
10% increase	$724
Persistency:
5% decline in voluntary lapse and mortality	$18
10% decline in voluntary lapse and mortality	$418
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

CNA Specialty
Business Overview
CNA Specialty provides management and professional liability and other coverages through property and casualty products and services, both domestically and abroad, through a network of brokers, independent agencies and managing general underwriters. CNA Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, health care professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and warranty services.
CNA Specialty includes the following business groups:
Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages in the United States. This group provides professional liability coverages to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. Management & Professional Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms, and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability, through CNA HealthPro, also offers insurance products to serve the healthcare industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer segments include aging services, allied medical facilities, life sciences, dentists, doctors, hospitals, and nurses and other medical practitioners.
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

The following table details the results of operations for CNA Specialty.
Results of Operations

Years ended December 31
(In millions, except ratios)	2013	2012	2011
Net written premiums	$3,091	$2,924	$2,872
Net earned premiums	3,004	2,898	2,796
Net investment income	657	592	500
Net operating income	707	504	517
Net realized investment gains (losses)	(2)	13	(3)
Net income	705	517	514
Ratios
Loss and loss adjustment expense	56.7%	63.2%	59.3%
Expense	30.0	31.5	30.7
Dividend	0.2	0.1	(0.1)
Combined	86.9%	94.8%	89.9%
2013 Compared with 2012
Net written premiums for CNA Specialty increased $167 million in 2013 as compared with 2012, primarily driven by increased rate. Net earned premiums increased $106 million in 2013 as compared with 2012, consistent with increases in net written premiums.
CNA Specialty's average rate increased 6% for 2013, as compared with an increase of 5% in 2012 for the policies that renewed in each period. Retention of 85% and 86% was achieved in each period.
Net income increased $188 million in 2013 as compared with 2012. This increase was driven by higher net operating income.
Net operating income increased $203 million in 2013 as compared with 2012, primarily due to improved underwriting results and higher net investment income.
The combined ratio improved 7.9 points in 2013 as compared with 2012. The loss ratio improved 6.5 points, primarily due to an improved current accident year loss ratio and higher favorable net prior year development. The expense ratio improved 1.5 points in 2013 as compared with 2012, primarily due to the impact of lower underwriting expenses and a higher net earned premium base.
Favorable net prior year development of $247 million and $150 million was recorded in 2013 and 2012. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2013 and 2012 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2013	2012
Gross Case Reserves	$2,270	$2,292
Gross IBNR Reserves	4,419	4,456
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,689	$6,748
Net Case Reserves	$2,024	$2,008
Net IBNR Reserves	4,142	4,104
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,166	$6,112
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
Favorable net prior year development of $150 million and $245 million was recorded in 2012 and 2011. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.

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
These property and casualty products are offered as part of our Small Business, Commercial and International insurance groups. Our Small Business insurance group serves our smaller commercial accounts and the Commercial insurance group serves our middle markets and larger risks. In addition, CNA Commercial provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third-party administrator. We also provide specialized insurance to customers who are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. The International insurance group primarily consists of the commercial product lines of our operations in Europe and Canada. During the fourth quarter of 2011, we sold our 50% ownership interest in First Insurance Company of Hawaii (FICOH).
The following table details the results of operations for CNA Commercial.
Results of Operations

Years ended December 31
(In millions, except ratios)	2013	2012	2011
Net written premiums	$3,312	$3,373	$3,350
Net earned premiums	3,350	3,306	3,240
Net investment income	927	854	763
Net operating income	468	277	367
Net realized investment gains (losses)	(9)	27	14
Net income	459	304	381
Ratios
Loss and loss adjustment expense	73.9%	77.9%	70.9%
Expense	34.2	35.3	34.6
Dividend	0.2	0.3	0.3
Combined	108.3%	113.5%	105.8%
2013 Compared with 2012
Net written premiums for CNA Commercial decreased $61 million in 2013 as compared with 2012 primarily driven by previous underwriting actions taken in certain business classes. These underwriting actions were partially offset by continued strong rate increases. Net earned premiums increased $44 million in 2013 as compared with 2012 consistent with increased net written premiums in earlier periods.
CNA Commercial's average rate increased 8% in 2013, as compared with an increase of 7% in 2012 for the policies that renewed in each period. Retention of 74% and 77% was achieved in each period.
Net income increased $155 million in 2013 as compared with 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment results.
Net operating income increased $191 million in 2013 as compared with 2012. This increase was primarily due to improved current accident year underwriting results, higher net investment income, and a settlement benefit of $31 million after-tax. These favorable items were partially offset by the unfavorable impact of net prior year development.

The combined ratio improved 5.2 points in 2013 as compared with 2012. The loss ratio improved 4.0 points, primarily due to decreased catastrophe losses and an improved current accident year non-catastrophe loss ratio, partially offset by the unfavorable impact of net prior year development. Catastrophe losses were $142 million, or 4.2 points of the loss ratio for 2013, as compared to $356 million, or 10.9 points of the loss ratio for 2012.
The expense ratio improved 1.1 points in 2013 as compared with 2012, primarily due to decreased expenses including favorable changes in estimates of insurance assessment liabilities.
Unfavorable net prior year development of $95 million was recorded in 2013, compared to favorable net prior year development of $81 million for 2012. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2013 and 2012 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2013	2012
Gross Case Reserves	$5,829	$6,146
Gross IBNR Reserves	4,820	5,180
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$10,649	$11,326
Net Case Reserves	$5,358	$5,611
Net IBNR Reserves	4,269	4,600
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,627	$10,211
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
CNA Commercial's average rate increased 7% in 2012, as compared with an increase of 2% in 2011 for the policies that renewed in each period. Retention of 77% and 78% was achieved in each period.
Net income decreased $77 million in 2012 as compared with 2011. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $90 million in 2012 as compared with 2011. This decrease was primarily due to higher catastrophe losses and decreased favorable net prior year development. These unfavorable impacts were partially offset by higher net investment income, as well as an unfavorable tax expense item in 2011 due to an increase in the tax rate applicable to a sold subsidiary.
The combined ratio increased 7.7 points in 2012 as compared with 2011. The loss ratio increased 7.0 points, primarily due to the impacts of higher catastrophe losses and decreased favorable net prior year development, partially offset by an improved current accident year non-catastrophe loss ratio. Catastrophe losses were $356 million, or 10.9 points of the loss ratio for 2012, as compared to $208 million, or 6.4 points of the loss ratio for 2011. Catastrophe losses in 2012 included $241 million related to Storm Sandy.
The expense ratio increased 0.7 points in 2012 as compared with 2011, primarily due to the favorable impact of recoveries in 2011 on insurance receivables written off in prior years.
Favorable net prior year development of $81 million and $183 million was recorded in 2012 and 2011. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.

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
The results below reflect Hardy's share of Syndicate 382's results. Third-party capital providers provided 7.5% of the syndicate's capital for the 2011 year of account and 25% for the 2012 year of account. We provided all of the syndicate's capital for the 2013 year of account.
In the fourth quarter of 2013, we commuted with a third-party capital provider that had a 15% share of the 2012 year of account. As a result, we now provide 90% of the capital for the 2012 year of account. The commutation resulted in a gain of $1 million and recognition of the 15% share of the 2012 year of account results in premiums, losses and expenses.

The following table details the results of operations for Hardy.
Results of Operations

Years ended December 31
(In millions, except ratios)	2013	2012
Net written premiums	$396	$117
Net earned premiums	361	120
Net investment income	4	3
Net operating income (loss)	10	(23)
Net realized investment gains (losses)	1	(1)
Net income (loss)	11	(24)
Ratios
Loss and loss adjustment expense	44.8%	60.3%
Expense	48.6	57.2
Dividend	—	—
Combined	93.4%	117.5%
2013 Compared with 2012
Results for 2012 are reflected from the date of acquisition. Net written premiums increased $279 million and net earned premiums increased $241 million in 2013 as compared with 2012. These significant premium increases are primarily driven by Hardy providing all of the capital support for the 2013 year of account and the commutation noted above. The commutation increased 2013 net written premiums by $51 million, net earned premiums by $45 million and net incurred losses by $22 million.
Hardy's average rate decreased 2% in 2013, as compared with an increase of 1% in 2012 for the policies that renewed in each period. Retention of 70% and 68% was achieved in each period.
Net results increased $35 million and net operating results increased $33 million in 2013 as compared with 2012, primarily due to improved underwriting results.
The combined ratio improved 24.1 points in 2013 as compared with 2012. The loss ratio improved 15.5 points, primarily due to the impact of Storm Sandy in 2012. Catastrophe losses related to Storm Sandy were $17 million, or 17.3 points of the loss ratio and 21.4 points of the combined ratio in 2012, reflecting the impact of reinstatement premiums. Catastrophe losses in 2013 were $5 million, or 1.3 points of the loss ratio. The expense ratio improved 8.6 points in 2013 as compared with 2012, primarily due to the higher net earned premium base.
Favorable net prior year development of $3 million and $8 million was recorded in 2013 and 2012. Further information on net prior year development is included in Note F to the Consolidated Financial Statements included under Item 8.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2013	2012
Gross Case Reserves	$275	$333
Gross IBNR Reserves	111	188
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$386	$521
Net Case Reserves	$159	$192
Net IBNR Reserves	75	82
Total Net Carried Claim and Claim Adjustment Expense Reserves	$234	$274

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
On February 10, 2014, we entered into a definitive agreement to sell the majority of our run-off annuity and pension deposit business. Further information on the sale is set forth in Note R to the Consolidated Financial Statements included under Item 8.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31
(In millions)	2013	2012	2011
Net earned premiums	$559	$560	$569
Net investment income	830	801	759
Net operating loss	(58)	(90)	(208)
Net realized investment gains (losses)	24	—	(5)
Net loss	(34)	(90)	(213)
2013 Compared with 2012
Net earned premiums for Life & Group Non-Core decreased $1 million in 2013 as compared with 2012. Net earned premiums relate primarily to the individual and group long term care business.
Net loss decreased $56 million in 2013 as compared with 2012. Results in 2012 included a $44 million after-tax charge due to unlocking actuarial assumptions on our payout annuity business and long term care claim reserve strengthening. In 2013, payout annuity reserves were determined to be adequate, therefore no unlocking of actuarial assumptions was required. Our long term care business was positively impacted in 2013 by the effect of rate increase actions. The favorable impact of rate increase actions was more than offset by unfavorable morbidity.

Life & Group Non-Core Policyholder Reserves

December 31, 2013
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business	Total
Long term care	$1,889	$7,329	$—	$—	$9,218
Payout annuities	613	1,990	—	—	2,603
Institutional markets	1	9	57	181	248
Other	37	4	—	—	41
Total	2,540	9,332	57	181	12,110
Shadow adjustments (1)	83	406	—	—	489
Ceded reserves	435	733	35	—	1,203
Total gross reserves	$3,058	$10,471	$92	$181	$13,802

December 31, 2012
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business	Total
Long term care	$1,683	$6,879	$—	$—	$8,562
Payout annuities	637	2,008	—	—	2,645
Institutional markets	1	12	100	312	425
Other	45	4	—	—	49
Total	2,366	8,903	100	312	11,681
Shadow adjustments (1)	162	1,812	—	—	1,974
Ceded reserves	478	760	34	—	1,272
Total gross reserves	$3,006	$11,475	$134	$312	$14,927
(1) To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). The Shadow adjustments presented above do not include $342 million and $369 million related to Deferred acquisition costs at December 31, 2013 and 2012.
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
Net loss decreased $123 million in 2012 as compared with 2011. The results included the unfavorable impact of a $24 million after-tax charge in 2012 as compared to a $115 million after-tax charge in 2011 related to our payout annuity business, due to unlocking actuarial reserve assumptions. The initial reserving assumptions for these contracts were determined at issuance, including a margin for adverse deviation, and were locked in throughout the life of the contract unless a premium deficiency developed. The increase to the related reserves in 2012 related to anticipated adverse changes in discount rates, which reflected the low interest rate environment and our view of expected future investment yields. The increase in 2011 related to anticipated adverse changes in mortality and discount rates. Additionally, long term care claim reserves were increased by $20 million after-tax in 2012 and $33 million after-tax in 2011.
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
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including A&EP and intersegment eliminations.
Results of Operations

Years ended December 31
(In millions)	2013	2012	2011
Net investment income	$32	$32	$32
Net operating loss	(210)	(81)	(66)
Net realized investment gains (losses)	6	2	(3)
Net loss	(204)	(79)	(69)
2013 Compared with 2012
Net loss increased $125 million in 2013 as compared with 2012, primarily driven by the impact of a $123 million after-tax deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as further discussed in Note F to the Consolidated Financial Statements included under Item 8.
Favorable net prior year development of $5 million and $12 million was recorded in 2013 and 2012.
The following table summarizes the gross and net carried reserves as of December 31, 2013 and 2012 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2013	2012
Gross Case Reserves	$1,140	$1,207
Gross IBNR Reserves	2,167	1,955
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,307	$3,162
Net Case Reserves	$283	$292
Net IBNR Reserves	184	220
Total Net Carried Claim and Claim Adjustment Expense Reserves	$467	$512
2012 Compared with 2011
Net loss increased $10 million in 2012 as compared with 2011, primarily driven by the favorable impact in 2011 of a $22 million prior year tax amount, partially offset by increased favorable net prior year development and improved net realized investment results.
Favorable net prior year development of $12 million and $3 million was recorded in 2012 and 2011.

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2013	2012	2011
Fixed maturity securities	$1,998	$2,022	$2,011
Short term investments	3	5	8
Limited partnership investments	451	251	48
Equity securities	12	12	20
Mortgage loans	23	17	9
Trading portfolio	17	24	9
Other	2	7	7
Gross investment income	2,506	2,338	2,112
Investment expense	(56)	(56)	(58)
Net investment income	$2,450	$2,282	$2,054
Net investment income for the year ended December 31, 2013 increased $168 million as compared with the same period in 2012. The increase was primarily driven by a significant increase in limited partnership investment income, partially offset by a decrease in fixed maturity securities income. Limited partnership results were positively impacted by more favorable equity market returns. The decrease in fixed maturity securities income was due to the effect of reinvesting at lower market interest rates, partially offset by a higher invested asset base.
Net investment income increased $228 million in 2012 as compared with 2011. The increase was primarily driven by a significant increase in limited partnership investment income, increased trading portfolio income and an increase in fixed maturity securities income. The increase in fixed maturity securities income was driven by a higher invested asset base and the favorable net impact of changes in estimates of prepayments for asset-backed securities. These favorable impacts were partially offset by the effect of investing at lower market interest rates.
The fixed maturity investment portfolio provided a pretax effective income yield of 5.1%, 5.3% and 5.5% for the years ended December 31, 2013, 2012 and 2011. Tax-exempt municipal bonds generated $317 million of net investment income for the year ended December 31, 2013, compared with $274 million and $240 million of net investment income for the same periods in 2012 and 2011.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2013	2012	2011
Fixed maturity securities:
Corporate and other bonds	$55	$106	$48
States, municipalities and political subdivisions	36	(4)	5
Asset-backed	(39)	(26)	(82)
U.S. Treasury and obligations of government-sponsored enterprises	—	3	1
Foreign government	4	4	3
Redeemable preferred stock	(1)	—	3
Total fixed maturity securities	55	83	(22)
Equity securities	(22)	(23)	(1)
Derivative securities	(9)	(2)	—
Short term investments and other	7	5	21
Net realized investment gains (losses), pretax	31	63	(2)
Income tax (expense) benefit on net realized investment gains (losses)	(11)	(22)	5
Net realized investment gains (losses)	$20	$41	$3
Net realized investment gains decreased $21 million for 2013 as compared with 2012, driven by lower net realized investment gains on sales of securities, partially offset by lower other-than-temporary impairment (OTTI) losses recognized in earnings. Net realized investment gains increased $38 million for 2012 as compared with 2011. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at December 31, 2013 and 2012. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody's, in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. At December 31, 2013 and 2012, approximately 99% and 98% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

December 31
(In millions)	2013	%	2012	%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,683	9%	$4,540	11%
AAA rated	2,776	7	3,224	8
AA and A rated	20,353	49	19,305	45
BBB rated	11,171	27	11,997	28
Non-investment grade	3,250	8	3,567	8
Total	$41,233	100%	$42,633	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity bond portfolio was $3,097 million and $3,355 million at December 31, 2013 and 2012. The following table summarizes the ratings of this portfolio at fair value.
Non-investment Grade

December 31
(In millions)	2013	%	2012	%
BB	$1,393	43%	$1,529	43%
B	967	30	1,075	30
CCC - C	649	20	724	20
D	241	7	239	7
Total	$3,250	100%	$3,567	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of December 31, 2013.
Gross Unrealized Losses by Ratings Distribution

December 31, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$1,244	13%	$78	15%
AAA	711	7	33	6
AA	2,282	23	192	36
A	2,302	24	94	18
BBB	2,526	26	104	20
Non-Investment Grade	648	7	27	5
Total	$9,713	100%	$528	100%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

December 31, 2013	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$186	2%	$2	—%
Due after one year through five years	1,252	13	32	6
Due after five years through ten years	4,326	44	186	35
Due after ten years	3,949	41	308	59
Total	$9,713	100%	$528	100%

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
Effective Durations

	December 31, 2013		December 31, 2012
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,009	11.3	$15,590	11.3
Other interest sensitive investments	27,766	4.4	28,855	3.9
Total	$42,775	6.9	$44,445	6.5
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

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

December 31
(In millions)	2013	2012
Short term investments:
Commercial paper	$549	$751
U.S. Treasury securities	636	617
Money market funds	94	301
Other	128	163
Total short term investments	$1,407	$1,832

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2013, net cash provided by operating activities was $1,204 million as compared with $1,250 million for 2012. Tax payments were $129 million in 2013 as compared to tax recoveries of $29 million in 2012. Additionally, increased premium receipts were partially offset by increased claim payments.
Net cash provided by operating activities was $1,702 million in 2011. Cash flows resulting from reinsurance contract commutations are reported as operating activities. Operating cash flows were increased by $547 million in 2011 related to net cash inflows from commutations.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $898 million for 2013, as compared with net cash used of $934 million and $1,060 million for 2012 and 2011. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments. Net cash used by financing activities was $264 million, $239 million and $644 million for 2013, 2012 and 2011.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC).
During 2013 and 2012 CCC paid dividends of $400 million and $450 million to CNAF.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

Common Stock Dividends
Dividends of $0.80 per share of our common stock were declared and paid in 2013. On February 7, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $1.00 per share, payable March 12, 2014 to stockholders of record on February 24, 2014. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
A summary of our commitments as of December 31, 2013 is presented in the following table.
Contractual Commitments

December 31, 2013
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,412	$711	$603	$355	$1,743
Lease obligations	208	37	61	40	70
Claim and claim adjustment expense reserves (b)	25,630	5,939	7,458	3,816	8,417
Future policy benefits reserves (c)	37,749	205	583	826	36,135
Policyholder funds reserves (c)	86	30	5	(1)	52
Total (d), (e)	$67,085	$6,922	$8,710	$5,036	$46,417

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2013. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits and policyholders' funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2013. Future policy benefit reserves of $673 million and policyholders' fund reserves of $34 million related to business which has been 100% ceded to unaffiliated parties in connection with the sale of our individual life business in 2004 are not included. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Does not include expected estimated contribution of $61 million to our pension and postretirement plans in 2014.

(e)	Does not include investment commitments of $532 million related to limited partnerships and privately placed debt securities.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, C, F, G, I, J and L to the Consolidated Financial Statements included under Item 8.

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

	Insurance Financial Strength Ratings			Corporate Debt Ratings
	Property & Casualty		Life	CNAF
	CCC Group	Western Surety Group	CAC	Senior Debt
A.M. Best	A	A	A-	bbb
Moody's	A3	Not rated	Not rated	Baa2
S&P	A	A	Not rated	BBB
A.M. Best, Moody’s and S&P each maintain a stable outlook on the Company. In June 2013, S&P upgraded our property and casualty insurance financial strength ratings to A and upgraded the credit rating on the senior debt of CNAF to BBB. In December 2013, Moody's revised their outlook on our financial strength rating to stable from positive.
Hardy, through Syndicate 382, benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P and A by A.M. Best. The outlook by both rating agencies is positive.

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

•	conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms; and

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

•
regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies; and

•
regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy standards.

Impact of Catastrophic Events and Related Developments

•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow;

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2013 and 2012 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2013 and 2012, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level at December 31, 2013 and 2012, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
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
The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2013 and 2012, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

December 31, 2013		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,862	$(1,145)	$(173)	$—
States, municipalities and political subdivisions	11,557	(1,293)	—	—
Asset-backed	7,989	(348)	(6)	—
U.S. Treasury and obligations of government-sponsored enterprises	144	(2)	—	—
Foreign government	543	(15)	(52)	—
Redeemable preferred stock	102	(5)	—	(4)
Total fixed maturity securities available-for-sale	41,197	(2,808)	(231)	(4)
Fixed maturity securities trading	36	—	—	—
Equity securities available-for-sale	185	(11)	—	(18)
Limited partnership investments	2,720	—	—	(109)
Other invested assets	54	—	(4)	—
Mortgage loans (a)	515	(24)	—	—
Short term investments	1,407	(2)	(6)	—
Total general account	46,114	(2,845)	(241)	(131)
Separate accounts:
Fixed maturity securities	149	(3)	—	—
Short term investments	28	—	—	—
Total separate accounts	177	(3)	—	—
Derivative financial instruments, included in Other liabilities	—	—	—	—
Total securities	$46,291	$(2,848)	$(241)	$(131)
Long term debt (a)	$2,328	$(113)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2012		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22,207	$(1,294)	$(150)	$—
States, municipalities and political subdivisions	10,783	(1,141)	—	—
Asset-backed	8,694	(354)	(7)	—
U.S. Treasury and obligations of government-sponsored enterprises	182	(4)	—	—
Foreign government	613	(18)	(60)	—
Redeemable preferred stock	125	(7)	—	(5)
Total fixed maturity securities available-for-sale	42,604	(2,818)	(217)	(5)
Fixed maturity securities trading	29	—	—	—
Equity securities available-for-sale	249	(11)	(1)	(25)
Limited partnership investments	2,462	1	—	(55)
Other invested assets	59	—	(5)	—
Mortgage loans (a)	418	(18)	—	—
Short term investments	1,832	(3)	(22)	—
Total general account	47,653	(2,849)	(245)	(85)
Separate accounts:
Fixed maturity securities	288	(5)	—	—
Short term investments	21	—	—	—
Total separate accounts	309	(5)	—	—
Derivative financial instruments, included in Other liabilities	(3)	—	—	—
Total securities	$47,959	$(2,854)	$(245)	$(85)
Long term debt (a)	$3,016	$(144)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2013 and 2012, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

December 31, 2013		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,862	$(1,663)	$(347)	$—
States, municipalities and political subdivisions	11,557	(1,903)	—	—
Asset-backed	7,989	(522)	(12)	—
U.S. Treasury and obligations of government-sponsored enterprises	144	(3)	—	—
Foreign government	543	(22)	(104)	—
Redeemable preferred stock	102	(8)	—	(10)
Total fixed maturity securities available-for-sale	41,197	(4,121)	(463)	(10)
Fixed maturity securities trading	36	—	—	—
Equity securities available-for-sale	185	(18)	—	(47)
Limited partnership investments	2,720	—	—	(272)
Other invested assets	54	—	(7)	—
Mortgage loans (a)	515	(36)	—	—
Short term investments	1,407	(4)	(12)	—
Total general account	46,114	(4,179)	(482)	(329)
Separate accounts:
Fixed maturity securities	149	(3)	—	—
Short term investments	28	—	—	—
Total separate accounts	177	(3)	—	—
Derivative financial instruments, included in Other liabilities	—	—	—	—
Total securities	$46,291	$(4,182)	$(482)	$(329)
Long term debt (a)	$2,328	$(167)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2012		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22,207	$(1,876)	$(301)	$—
States, municipalities and political subdivisions	10,783	(1,704)	—	—
Asset-backed	8,694	(562)	(14)	—
U.S. Treasury and obligations of government-sponsored enterprises	182	(6)	—	—
Foreign government	613	(26)	(119)	—
Redeemable preferred stock	125	(12)	—	(13)
Total fixed maturity securities available-for-sale	42,604	(4,186)	(434)	(13)
Fixed maturity securities trading	29	—	—	—
Equity securities available-for-sale	249	(19)	(1)	(62)
Limited partnership investments	2,462	1	—	(138)
Other invested assets	59	—	(11)	—
Mortgage loans (a)	418	(27)	—	—
Short term investments	1,832	(4)	(44)	—
Total general account	47,653	(4,235)	(490)	(213)
Separate accounts:
Fixed maturity securities	288	(6)	—	—
Short term investments	21	—	—	—
Total separate accounts	309	(6)	—	—
Derivative financial instruments, included in Other liabilities	(3)	—	—	—
Total securities	$47,959	$(4,241)	$(490)	$(213)
Long term debt (a)	$3,016	$(212)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2013	2012	2011
Revenues
Net earned premiums	$7,271	$6,882	$6,603
Net investment income	2,450	2,282	2,054
Net realized investment gains (losses):
Other-than-temporary impairment losses	(76)	(129)	(175)
Portion of other-than-temporary impairments recognized in Other comprehensive income	(2)	(25)	(41)
Net other-than-temporary impairment losses recognized in earnings	(78)	(154)	(216)
Other net realized investment gains	109	217	214
Net realized investment gains (losses)	31	63	(2)
Other revenues	361	320	294
Total revenues	10,113	9,547	8,949
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,947	5,896	5,489
Amortization of deferred acquisition costs	1,362	1,274	1,176
Other operating expenses	1,325	1,335	1,238
Interest	166	170	175
Total claims, benefits and expenses	8,800	8,675	8,078
Income from continuing operations before income tax	1,313	872	871
Income tax expense	(376)	(244)	(242)
Income from continuing operations	937	628	629
Loss from discontinued operations, net of income tax benefit of -, - and $0	—	—	(1)
Net income	937	628	628
Net (income) loss attributable to noncontrolling interests	—	—	(16)
Net income attributable to CNA	$937	$628	$612

Basic Earnings Per Share Attributable to CNA
Income from continuing operations attributable to CNA	$3.48	$2.33	$2.27
Loss from discontinued operations attributable to CNA	—	—	—
Basic earnings per share attributable to CNA	$3.48	$2.33	$2.27

Diluted Earnings Per Share Attributable to CNA
Income from continuing operations attributable to CNA	$3.47	$2.33	$2.27
Loss from discontinued operations attributable to CNA	—	—	—
Diluted earnings per share attributable to CNA	$3.47	$2.33	$2.27

Dividends per share	$0.80	$0.60	$0.40

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.7	269.4	269.3
Diluted	270.2	269.8	269.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income

Years ended December 31
(In millions)	2013	2012	2011
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$6	$84	$10
Net unrealized gains on other investments	(679)	339	365
Net unrealized gains on investments	(673)	423	375
Net unrealized gains (losses) on discontinued operations and other	—	—	(1)
Foreign currency translation adjustment	(11)	40	(15)
Pension and postretirement benefits	295	(112)	(208)
Other comprehensive income (loss), net of tax	(389)	351	151
Net income	937	628	628
Comprehensive income	548	979	779
Changes in:
Net unrealized (gains) losses on investments attributable to noncontrolling interests	—	—	(8)
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	(8)
Net (income) loss attributable to noncontrolling interests	—	—	(16)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(24)
Total comprehensive income attributable to CNA	$548	$979	$755
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2013	2012
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $39,311 and $38,170)	$41,233	$42,633
Equity securities at fair value (cost of $179 and $228)	185	249
Limited partnership investments	2,720	2,462
Other invested assets	54	59
Mortgage loans	508	401
Short term investments	1,407	1,832
Total investments	46,107	47,636
Cash	195	156
Reinsurance receivables (less allowance for uncollectible receivables of $71 and $73)	6,017	6,158
Insurance receivables (less allowance for uncollectible receivables of $84 and $101)	1,979	1,882
Accrued investment income	443	434
Deferred acquisition costs	624	598
Deferred income taxes	220	93
Property and equipment at cost (less accumulated depreciation of $365 and $404)	304	326
Goodwill	155	154
Other assets (includes $0 and $4 due from Loews Corporation)	969	773
Separate account business	181	312
Total assets	$57,194	$58,522
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,089	$24,763
Unearned premiums	3,718	3,610
Future policy benefits	10,471	11,475
Policyholders’ funds	116	157
Short term debt	549	13
Long term debt	2,011	2,557
Other liabilities (includes $178 and $0 due to Loews Corporation)	3,408	3,321
Separate account business	181	312
Total liabilities	44,543	46,208
Commitments and contingencies (Notes B, G and L)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,717,583 and 269,399,390 shares outstanding)	683	683
Additional paid-in capital	2,145	2,146
Retained earnings	9,495	8,774
Accumulated other comprehensive income	442	831
Treasury stock (3,322,660 and 3,640,853 shares), at cost	(91)	(99)
Notes receivable for the issuance of common stock	(23)	(21)
Total stockholders’ equity	12,651	12,314
Total liabilities and stockholders' equity	$57,194	$58,522
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$937	$628	$628
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss from discontinued operations	—	—	1
Loss on disposal of property and equipment	—	4	9
Deferred income tax expense	77	147	188
Trading portfolio activity	(10)	(23)	1
Net realized investment (gains) losses	(31)	(63)	2
Equity method investees	(323)	(89)	97
Amortization of investments	(24)	(55)	(64)
Depreciation and amortization	101	125	79
Changes in:
Receivables, net	44	49	1,020
Accrued investment income	(9)	4	(17)
Deferred acquisition costs	2	(16)	(1)
Insurance reserves	(68)	430	(237)
Other assets	(27)	144	175
Other liabilities	525	(49)	(187)
Other, net	10	14	10
Total adjustments	267	622	1,076
Net cash flows provided by operating activities-continuing operations	$1,204	$1,250	$1,704
Net cash flows used by operating activities-discontinued operations	$—	$—	$(2)
Net cash flows provided by operating activities-total	$1,204	$1,250	$1,702
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	$6,869	$6,123	$7,579
Fixed maturity securities - maturities, calls and redemptions	3,271	3,699	3,055
Equity securities	103	86	178
Limited partnerships	108	165	57
Mortgage loans	22	7	2
Purchases:
Fixed maturity securities	(11,197)	(10,299)	(12,168)
Equity securities	(77)	(54)	(72)
Limited partnerships	(223)	(228)	(215)
Mortgage loans	(129)	(174)	(149)
Change in other investments	(22)	22	17
Change in short term investments	425	(7)	566
Purchase of Hardy	—	(197)	—
Purchases of property and equipment	(91)	(94)	(84)
Other dispositions	32	1	171
Other, net	11	16	1
Net cash flows used by investing activities-continuing operations	$(898)	$(934)	$(1,062)
Net cash flows provided by investing activities-discontinued operations	$—	$—	$2
Net cash flows used by investing activities-total	$(898)	$(934)	$(1,060)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2013	2012	2011
Cash Flows from Financing Activities
Acquisition of CNA Surety noncontrolling interest	$—	$—	$(475)
Dividends paid to common stockholders	(216)	(162)	(108)
Proceeds from the issuance of debt	—	—	396
Repayment of debt	(13)	(70)	(451)
Stock options exercised	2	1	2
Other, net	(37)	(8)	(8)
Net cash flows used by financing activities-continuing operations	$(264)	$(239)	$(644)
Net cash flows provided (used) by financing activities-discontinued operations	$—	$—	$—
Net cash flows used by financing activities-total	$(264)	$(239)	$(644)
Effect of foreign exchange rate changes on cash	$(3)	$4	$—
Net change in cash	$39	$81	$(2)
Cash, beginning of year	156	75	77
Cash, end of year	$195	$156	$75
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2013	2012	2011
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,146	2,141	2,200
Stock-based compensation	(1)	5	4
Acquisition of CNA Surety noncontrolling interest	—	—	(65)
Other	—	—	2
Balance, end of year	2,145	2,146	2,141
Retained Earnings
Balance, beginning of year	8,774	8,308	7,804
Dividends paid to common stockholders	(216)	(162)	(108)
Net income attributable to CNA	937	628	612
Balance, end of year	9,495	8,774	8,308
Accumulated Other Comprehensive Income
Balance, beginning of year	831	480	326
Other comprehensive income (loss) attributable to CNA	(389)	351	143
Acquisition of CNA Surety noncontrolling interest	—	—	19
Disposition of FICOH ownership interest	—	—	(8)
Balance, end of year	442	831	480
Treasury Stock
Balance, beginning of year	(99)	(102)	(105)
Stock-based compensation	8	3	3
Balance, end of year	(91)	(99)	(102)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	(21)	(22)	(26)
(Increase) decrease in notes receivable for the issuance of common stock	(2)	1	4
Balance, end of year	(23)	(21)	(22)
Total CNA Stockholders’ Equity	12,651	12,314	11,488
Noncontrolling Interests
Balance, beginning of year	—	—	563
Net income	—	—	16
Other comprehensive income	—	—	8
Acquisition of CNA Surety noncontrolling interest	—	—	(429)
Disposition of FICOH ownership interest	—	—	(147)
Other	—	—	(11)
Balance, end of year	—	—	—
Total Stockholders' Equity	$12,651	$12,314	$11,488
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2013.
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
Core insurance products include commercial property and casualty coverages, including surety. Non-core insurance products, which primarily have been placed in run-off, include life, long term care and retirement products and annuities. CNA services include risk management, information services, warranty and claims administration. The Company's products and services are primarily marketed through independent agents, brokers, and managing general underwriters.
Hardy
On July 2, 2012, the Company completed the acquisition of all outstanding shares of Hardy, a specialized Lloyd's of London (Lloyd's) underwriter. Through Lloyd's Syndicate 382, Hardy underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. The results of Hardy from July 2, 2012 are included in the results of our core property and casualty insurance operations as a separate segment.
The purchase price for Hardy was $231 million. Acquisition related expenses of $4 million were incurred during the year ended December 31, 2012, including investment advisory, legal and other expenses, and were recorded in the Corporate and Other Non-Core segment.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the year ended December 31, 2011 represented the noncontrolling interests in CNA Surety Corporation (Surety) and First Insurance Company of Hawaii (FICOH). On June 10, 2011, CNA completed the acquisition of the noncontrolling interest of Surety and on November 29, 2011, CNA completed the sale of its 50% ownership interest in FICOH.

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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.3 billion as of December 31, 2013 and 2012. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (CAC) for which the related annuity obligations are reported in Future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 7.1% to 9.7% at December 31, 2013 and 2012. At December 31, 2013 and 2012, the discounted reserves for unfunded structured settlements were $580 million and $602 million, net of discount of $969 million and $1.0 billion.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers' compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.0% to 6.8% at December 31, 2013 and 3.0% to 6.5% at December 31, 2012. At December 31, 2013 and 2012, such discounted reserves totaled $2.4 billion and $2.2 billion, net of discount of $617 million and $837 million.
Future policy benefits reserves: Reserves for long term care products and payout annuity contracts are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, mortality, persistency, discount rate and expenses. Expense assumptions include the estimated effects of expenses to be incurred beyond the premium paying period. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation, and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. Interest rates for long-term care products range from 4.5% to 7.9% at December 31, 2013 and from 5.0% to 7.4% at December 31, 2012. Interest rates for payout annuity contracts range from 5.0% to 8.7% at December 31, 2013 and 2012. In 2012, the Company unlocked assumptions related to its payout annuity contracts due to anticipated adverse changes in discount rates, which reflected the then current low interest rate environment and our view of expected investment yields, resulting in loss recognition which increased insurance liabilities by $33 million.
Policyholders' funds reserves: Policyholders' funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are generally equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the liability balances were $143 million. As of December 31, 2013 and 2012, included in Other assets on the Consolidated Balance Sheets were $1 million and $2 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
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
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $3 million recorded as deposit assets at December 31, 2013 and 2012, and $130 million and $125 million recorded as deposit liabilities at December 31, 2013 and 2012. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
Deferred acquisition costs: Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which are incremental direct costs of successful contract acquisitions. Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business.
Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.
Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy. At December 31, 2013 and 2012, Deferred acquisition costs were presented net of Shadow Adjustments, as defined later in this note, of $342 million and $369 million.
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
The fair value of the Company's investments in life settlement contracts were $88 million and $100 million at December 31, 2013 and 2012, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note D.

December 31, 2013	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts (In millions)	Face Amount of Life Insurance Policies (In millions)
Estimated maturity during:
2014	60	$13	$39
2015	60	11	35
2016	50	9	32
2017	50	8	29
2018	40	7	26
Thereafter	364	40	217
Total	624	$88	$378
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
The increase (decrease) in fair value recognized for the years ended December 31, 2013, 2012 and 2011 on contracts still being held was $(2) million, $11 million and $5 million. The gains recognized during the years ended December 31, 2013, 2012 and 2011 on contracts that settled were $15 million, $42 million and $28 million.
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
To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, decreased $979 million and increased $789 million for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by $532 million and $1,511 million.

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
Other invested assets are carried at fair value and include overseas deposits and certain derivative securities. Overseas deposits are primarily short-term government securities, agency securities, and corporate bonds held in trusts that are managed by Lloyd's. These funds are required of Lloyd's syndicates to protect policyholders in overseas markets and may be denominated in local currency.
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
In the normal course of investing activities, the Company enters into relationships with variable interest entities (VIEs), primarily as a passive investor in certain limited partnerships and asset-backed securities issued by third-party VIEs. The Company is not the primary beneficiary of these VIEs, and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the entity’s purpose, the nature of its operations, its capital structure, its contractual terms and the Company’s relative exposure to the related risks of the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Company’s Consolidated Balance Sheets and any unfunded commitments.
A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded other-than-temporary impairment (OTTI) losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
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
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Other comprehensive income. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits, and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies or cancels primarily on a straight-line basis over the requisite service period, generally three to four years.

Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of Accumulated other comprehensive income. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains of $2 million, $12 million and $4 million were included in determining net income (loss) for the years ended December 31, 2013, 2012 and 2011.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2013, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in a goodwill impairment.
Intangible Assets
Intangible assets are reported within Other assets. Finite-lived intangible assets are amortized over their estimated useful lives. Indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests.
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
For the years ended December 31, 2013, 2012 and 2011, approximately 552 thousand, 417 thousand and 290 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 111 thousand, 730 thousand and 1.1 million potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $164 million, $170 million and $175 million for the years ended December 31, 2013, 2012 and 2011. Cash payments made for income taxes were $129 million and $61 million for the years ended December 31, 2013 and 2011. Cash refunds received for income taxes were $29 million for the year ended December 31, 2012.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2013	2012	2011
Fixed maturity securities	$1,998	$2,022	$2,011
Short term investments	3	5	8
Limited partnership investments	451	251	48
Equity securities	12	12	20
Mortgage loans	23	17	9
Trading portfolio	17	24	9
Other	2	7	7
Gross investment income	2,506	2,338	2,112
Investment expense	(56)	(56)	(58)
Net investment income	$2,450	$2,282	$2,054
As of December 31, 2013, the Company held no non-income producing fixed maturity securities. As of December 31, 2012, the Company held nine non-income producing fixed maturity securities aggregating $1 million of fair value. As of December 31, 2013 and 2012, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2013	2012	2011
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$201	$232	$289
Gross realized losses	(146)	(149)	(311)
Net realized investment gains (losses) on fixed maturity securities	55	83	(22)
Equity securities:
Gross realized gains	13	19	10
Gross realized losses	(35)	(42)	(11)
Net realized investment gains (losses) on equity securities	(22)	(23)	(1)
Derivatives	(9)	(2)	—
Short term investments and other	7	5	21
Net realized investment gains (losses)	$31	$63	$(2)

Net change in unrealized gains on investments is presented in the following table.
Net Change in Unrealized Gains

Years ended December 31
(In millions)	2013	2012	2011
Net change in unrealized gains on investments:
Fixed maturity securities	$(2,541)	$1,871	$1,442
Equity securities	(15)	5	(2)
Other	—	(1)	(3)
Total net change in unrealized gains on investments	$(2,556)	$1,875	$1,437
The components of OTTI losses recognized in earnings by asset type are summarized in the following table.

Years ended December 31
(In millions)	2013	2012	2011
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22	$27	$95
States, municipalities and political subdivisions	—	34	—
Asset-backed:
Residential mortgage-backed	19	50	105
Other asset-backed	2	—	6
Total asset-backed	21	50	111
U.S. Treasury and obligations of government-sponsored enterprises	—	1	—
Total fixed maturity securities available-for-sale	43	112	206
Equity securities available-for-sale:
Common stock	8	6	8
Preferred stock	26	36	1
Total equity securities available-for-sale	34	42	9
Short term investments	1	—	1
OTTI losses recognized in earnings	$78	$154	$216

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,352	$1,645	$135	$20,862	$—
States, municipalities and political subdivisions	11,281	548	272	11,557	—
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955	—
Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144	—
Foreign government	531	15	3	543	—
Redeemable preferred stock	92	10	—	102	—
Total fixed maturity securities available-for-sale	39,275	2,450	528	41,197	$(40)
Total fixed maturity securities trading	36	—	—	36
Equity securities available-for-sale:
Common stock	36	9	—	45
Preferred stock	143	1	4	140
Total equity securities available-for-sale	179	10	4	185
Total	$39,490	$2,460	$532	$41,418

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,530	$2,698	$21	$22,207	$—
States, municipalities and political subdivisions	9,372	1,455	44	10,783	—
Asset-backed:
Residential mortgage-backed	5,745	246	71	5,920	(28)
Commercial mortgage-backed	1,692	147	17	1,822	(3)
Other asset-backed	929	23	—	952	—
Total asset-backed	8,366	416	88	8,694	(31)
U.S. Treasury and obligations of government-sponsored enterprises	172	11	1	182	—
Foreign government	588	25	—	613	—
Redeemable preferred stock	113	13	1	125	—
Total fixed maturity securities available-for-sale	38,141	4,618	155	42,604	$(31)
Total fixed maturity securities trading	29	—	—	29
Equity securities available-for-sale:
Common stock	38	14	—	52
Preferred stock	190	7	—	197
Total equity securities available-for-sale	228	21	—	249
Total	$38,398	$4,639	$155	$42,882

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22	—	—	640	22
Other asset-backed	269	3	—	—	269	3
Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1	—	—	13	1
Foreign government	111	3	—	—	111	3
Total fixed maturity securities available-for-sale	9,169	384	544	144	9,713	528
Equity securities available-for-sale:
Preferred stock	87	4	—	—	87	4
Total	$9,256	$388	$544	$144	$9,800	$532

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$846	$13	$108	$8	$954	$21
States, municipalities and political subdivisions	254	5	165	39	419	44
Asset-backed:
Residential mortgage-backed	583	5	452	66	1,035	71
Commercial mortgage-backed	85	2	141	15	226	17
Total asset-backed	668	7	593	81	1,261	88
U.S. Treasury and obligations of government-sponsored enterprises	23	1	—	—	23	1
Redeemable preferred stock	28	1	—	—	28	1
Total	$1,819	$27	$866	$128	$2,685	$155
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2013 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly impacted by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2013.

The following table summarizes the activity for the years ended December 31, 2013, 2012 and 2011 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2013, 2012 and 2011 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Years ended December 31
(In millions)	2013	2012	2011
Beginning balance of credit losses on fixed maturity securities	$95	$92	$141
Additional credit losses for securities for which an OTTI loss was previously recognized	2	23	39
Credit losses for securities for which an OTTI loss was not previously recognized	—	2	11
Reductions for securities sold during the period	(23)	(14)	(67)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(8)	(32)
Ending balance of credit losses on fixed maturity securities	$74	$95	$92
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2013 and 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	December 31, 2013		December 31, 2012
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,420	$2,455	$1,648	$1,665
Due after one year through five years	9,496	10,068	13,603	14,442
Due after five years through ten years	11,667	11,954	8,726	9,555
Due after ten years	15,692	16,720	14,164	16,942
Total	$39,275	$41,197	$38,141	$42,604
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2013 and 2012 was $2,720 million and $2,462 million, which includes undistributed earnings of $969 million and $768 million. Limited partnerships comprising 67% of the total carrying value are reported on a current basis through December 31, 2013 with no reporting lag, 16% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2013 and 2012, the Company had 87 and 79 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Of the limited partnerships held, 74% and 80% at December 31, 2013 and 2012 employ hedge fund strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 51% were equity related, 28% pursued a multi-strategy approach, 17% were focused on distressed investments and 4% were fixed income related at December 31, 2013.
Limited partnerships representing 22% and 16% at December 31, 2013 and 2012 were invested in private debt and equity. The remaining were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,471 million and $1,309 million as of December 31, 2013 and 2012. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% of the aggregate partnership equity at December 31, 2013 and 2012, and the related income reflected on the Consolidated Statements of Operations represents approximately 4%, 3%, and 4% of the changes in total partnership equity for the years ended December 31, 2013, 2012 and 2011.
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
Commercial Mortgage Loans
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. As of December 31, 2013 and 2012, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of December 31, 2013, the Company had committed approximately $381 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2013, the Company had commitments to purchase or fund additional amounts of $151 million and sell $145 million under the terms of such securities.
Investments on Deposit
Securities with carrying values of approximately $3.3 billion and $3.6 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2013 and 2012.
Cash and securities with carrying values of approximately $353 million and $4 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2013 and 2012. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $294 million and $277 million as of December 31, 2013 and 2012.

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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheet. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2013 and 2012. There was no cash collateral provided by the Company at December 31, 2013. The fair value of cash collateral provided by the Company was $1 million at December 31, 2012. There was no cash collateral received from counterparties held at December 31, 2013 or 2012.
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
Derivative Financial Instruments

December 31, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Equity warrants	$5	$—	$—

December 31, 2012	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Credit default swaps - purchased protection	$20	$—	$(1)
Currency forwards	59	—	(2)
Equity warrants	5	—	—
Total	$84	$—	$(3)

During the year ended December 31, 2013, new derivative transactions entered into totaled $2,743 million in notional value while derivative termination activity totaled $2,822 million. This activity was primarily attributable to forward commitments for mortgage-backed securities, options, interest rate futures, and foreign currency forwards. During the year ended December 31, 2012, new derivative transactions entered into totaled $1,581 million in notional value while derivative termination activity totaled $1,543 million. This activity was primarily attributable to interest rate futures, forward commitments for mortgage-backed securities and foreign currency forwards.

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
The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures include i) the review of pricing service or broker pricing methodologies, ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, iii) exception reporting, where changes in price, period-over-period, are reviewed and challenged with the pricing service or broker based on exception criteria, iv) deep dives, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities and v) pricing validation, where prices received are compared to prices independently estimated by the Company.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$33	$20,661	$204	$20,898
States, municipalities and political subdivisions	—	11,486	71	11,557
Asset-backed:
Residential mortgage-backed	—	4,640	331	4,971
Commercial mortgage-backed	—	1,912	151	2,063
Other asset-backed	—	509	446	955
Total asset-backed	—	7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28	—	144
Foreign government	81	462	—	543
Redeemable preferred stock	45	57	—	102
Total fixed maturity securities	275	39,755	1,203	41,233
Equity securities	126	48	11	185
Other invested assets	—	54	—	54
Short term investments	769	563	—	1,332
Life settlement contracts, included in Other assets	—	—	88	88
Separate account business	9	171	1	181
Total assets	$1,179	$40,591	$1,303	$43,073
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2012				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$6	$22,011	$219	$22,236
States, municipalities and political subdivisions	—	10,687	96	10,783
Asset-backed:
Residential mortgage-backed	—	5,507	413	5,920
Commercial mortgage-backed	—	1,693	129	1,822
Other asset-backed	—	584	368	952
Total asset-backed	—	7,784	910	8,694
U.S. Treasury and obligations of government-sponsored enterprises	158	24	—	182
Foreign government	140	473	—	613
Redeemable preferred stock	40	59	26	125
Total fixed maturity securities	344	41,038	1,251	42,633
Equity securities	117	98	34	249
Other invested assets	—	58	1	59
Short term investments	987	799	6	1,792
Life settlement contracts, included in Other assets	—	—	100	100
Separate account business	4	306	2	312
Total assets	$1,452	$42,299	$1,394	$45,145
Liabilities
Derivative financial instruments, included in Other liabilities	$—	$(2)	$(1)	$(3)
Total liabilities	$—	$(2)	$(1)	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$3	$—	$142	$(116)	$(44)	$51	$(51)	$204	$(2)
States, municipalities and political subdivisions	96	(2)	4	122	(79)	(61)	18	(27)	71	—
Asset-backed:
Residential mortgage-backed	413	4	(14)	116	(10)	(75)	4	(107)	331	(3)
Commercial mortgage-backed	129	—	11	107	(3)	(11)	21	(103)	151	—
Other asset-backed	368	5	(4)	314	(197)	(35)	—	(5)	446	(2)
Total asset-backed	910	9	(7)	537	(210)	(121)	25	(215)	928	(5)
Redeemable preferred stock	26	(1)	—	—	—	(25)	—	—	—	—
Total fixed maturity securities	1,251	9	(3)	801	(405)	(251)	94	(293)	1,203	(7)
Equity securities	34	(27)	3	2	—	—	—	(1)	11	(27)
Other invested assets, including derivatives, net	—	—	—	—	(1)	1	—	—	—	—
Short term investments	6	—	—	—	(6)	—	—	—	—	—
Life settlement contracts	100	13	—	—	—	(25)	—	—	88	(2)
Separate account business	2	—	—	1	(2)	—	—	—	1	—
Total	$1,393	$(5)	$—	$804	$(414)	$(275)	$94	$(294)	$1,303	$(36)

Level 3 (In millions)	Balance at January 1, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2012	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2012 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$482	$6	$4	$231	$(136)	$(88)	$45	$(325)	$219	$(3)
States, municipalities and political subdivisions	171	—	—	14	—	(89)	—	—	96	—
Asset-backed:
Residential mortgage-backed	452	(14)	2	97	—	(40)	—	(84)	413	(18)
Commercial mortgage-backed	59	8	14	165	(12)	(28)	13	(90)	129	—
Other asset-backed	343	11	8	615	(365)	(128)	—	(116)	368	—
Total asset-backed	854	5	24	877	(377)	(196)	13	(290)	910	(18)
Redeemable preferred stock	—	—	(1)	53	(26)	—	—	—	26	—
Total fixed maturity securities	1,507	11	27	1,175	(539)	(373)	58	(615)	1,251	(21)
Equity securities	67	(36)	6	27	(16)	—	—	(14)	34	(38)
Other invested assets, including derivatives, net	10	—	—	—	—	(10)	—	—	—	—
Short term investments	27	—	—	23	(4)	(41)	1	—	6	—
Life settlement contracts	117	53	—	—	—	(70)	—	—	100	11
Separate account business	23	—	—	—	(21)	—	—	—	2	—
Total	$1,751	$28	$33	$1,225	$(580)	$(494)	$59	$(629)	$1,393	$(48)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013. There were $106 million of transfers from Level 2 to Level 1 and $72 million of transfers from Level 1 to Level 2 during the year ended December 31, 2012. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

Assets (In millions)	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$142	Discounted cash flow	Credit spread	1.74% - 19.90% (3.98%)
Equity securities	$10	Market approach	Private offering price	$360.12 - $4,267.66 per share ($1,147.95)
Life settlement contracts	$88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (191.6%)

Assets (In millions)	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$121	Discounted cash flow	Expected call date	3.3 - 5.3 years (4.3 years)
			Credit spread adjustment	0.02% - 0.48% (0.17%)
	$72	Market approach	Private offering price	$42.39 - $102.32 ($100.11)
Equity securities	$34	Market approach	Private offering price	$4.54 - $3,842.00 per share ($571.17 per share)
Life settlement contracts	$100	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	69% - 883% (208.9%)

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

December 31, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$23	$—	$—	$23	$23
Mortgage loans	508	—	—	515	515
Financial liabilities
Premium deposits and annuity contracts	$57	$—	$—	$58	$58
Short term debt	549	—	575	—	575
Long term debt	2,011	—	2,328	—	2,328

December 31, 2012	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$21	$—	$—	$21	$21
Mortgage loans	401	—	—	418	418
Financial liabilities
Premium deposits and annuity contracts	$100	$—	$—	$104	$104
Short term debt	13	—	13	—	13
Long term debt	2,557	—	3,016	—	3,016
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
For the year ended December 31, 2013, the Company paid $89 million to Loews related to federal income taxes. For the years ended December 31, 2012 and 2011, the Company received from Loews $75 million and $10 million related to federal income taxes.
For 2011 through 2013, the IRS has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
At December 31, 2013 and 2012, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2013, the Company did not recognize any interest or penalties. During 2012, the Company recognized $2 million of interest income and no penalties. During 2011, the Company did not recognize any interest or penalties. There were no amounts accrued for interest or penalties at December 31, 2013 or 2012.
The following table provides a reconciliation between the Company's federal income tax (expense) benefit at statutory rates and the recorded income tax (expense) benefit.
Tax Reconciliation

Years ended December 31
(In millions)	2013	2012	2011
Income tax expense at statutory rates	$(460)	$(305)	$(305)
Tax benefit from tax exempt income	97	84	74
Foreign taxes and credits	(1)	(13)	(3)
Taxes related to domestic affiliate	—	—	(21)
Prior year tax adjustment	—	—	20
Other tax expense	(12)	(10)	(7)
Income tax expense	$(376)	$(244)	$(242)
At December 31, 2013, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table provides the current and deferred components of the Company's income tax (expense) benefit.
Current and Deferred Taxes

Years ended December 31
(In millions)	2013	2012	2011
Current tax expense	$(299)	$(97)	$(54)
Deferred tax expense	(77)	(147)	(188)
Total income tax expense	$(376)	$(244)	$(242)
Total income tax presented above includes foreign tax expense of approximately $24 million, $34 million and $27 million related to income from continuing foreign operations of approximately $101 million, $88 million and $75 million for the years ended December 31, 2013, 2012 and 2011.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are set forth in the table below.
Components of Net Deferred Tax Asset

December 31
(In millions)	2013	2012
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$289	$352
Unearned premium reserves	178	162
Receivables	50	60
Employee benefits	187	384
Life settlement contracts	46	45
Deferred retroactive reinsurance benefit	66	—
Other assets	149	160
Gross deferred tax assets	965	1,163
Deferred Tax Liabilities:
Investment valuation differences	68	38
Deferred acquisition costs	232	238
Net unrealized gains	383	737
Other liabilities	62	57
Gross deferred tax liabilities	745	1,070
Net deferred tax asset	$220	$93
At December 31, 2013, the CNA Tax Group had no loss carryforwards or tax credit carryforwards.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2013 or 2012.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $169 million, $391 million and $222 million for the years ended December 31, 2013, 2012 and 2011. Catastrophe losses in 2012 included Storm Sandy.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31
(In millions)	2013	2012	2011
Reserves, beginning of year:
Gross	$24,763	$24,303	$25,496
Ceded	5,126	5,020	6,122
Net reserves, beginning of year	19,637	19,283	19,374
Change in net reserves due to acquisition (disposition) of subsidiaries	—	291	(277)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,114	5,273	4,904
Decrease in provision for insured events of prior years	(115)	(182)	(429)
Amortization of discount	154	145	135
Total net incurred (a)	5,153	5,236	4,610
Net payments attributable to:
Current year events	(981)	(988)	(1,029)
Prior year events	(4,588)	(4,280)	(3,473)
Total net payments	(5,569)	(5,268)	(4,502)
Foreign currency translation adjustment and other	(104)	95	78
Net reserves, end of year	19,117	19,637	19,283
Ceded reserves, end of year	4,972	5,126	5,020
Gross reserves, end of year	$24,089	$24,763	$24,303

(a)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits and policyholders' funds, which are not reflected in the table above.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows.
Reserve Development

Years ended December 31
(In millions)	2013	2012	2011
Property and casualty reserve development	$(115)	$(180)	$(429)
Life reserve development in life company	—	(2)	—
Total	$(115)	$(182)	$(429)

The following tables summarize the gross and net carried reserves as of December 31, 2013 and 2012.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,270	$5,829	$275	$2,748	$1,140	$12,262
Gross IBNR Reserves	4,419	4,820	111	310	2,167	11,827
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,689	$10,649	$386	$3,058	$3,307	$24,089
Net Case Reserves	$2,024	$5,358	$159	$2,352	$283	$10,176
Net IBNR Reserves	4,142	4,269	75	271	184	8,941
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,166	$9,627	$234	$2,623	$467	$19,117

December 31, 2012	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,292	$6,146	$333	$2,690	$1,207	$12,668
Gross IBNR Reserves	4,456	5,180	188	316	1,955	12,095
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,748	$11,326	$521	$3,006	$3,162	$24,763
Net Case Reserves	$2,008	$5,611	$192	$2,253	$292	$10,356
Net IBNR Reserves	4,104	4,600	82	275	220	9,281
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,112	$10,211	$274	$2,528	$512	$19,637

Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments for the years ended December 31, 2013, 2012 and 2011.
Favorable net prior year development of $9 million, $11 million and $29 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2013, 2012 and 2011.
Net Prior Year Development

Year ended December 31, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(230)	$104	$14	$(6)	$(118)
Pretax (favorable) unfavorable premium development	(17)	(9)	(17)	1	(42)
Total pretax (favorable) unfavorable net prior year development	$(247)	$95	$(3)	$(5)	$(160)

Year ended December 31, 2012
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(135)	$(46)	$(11)	$(13)	$(205)
Pretax (favorable) unfavorable premium development	(15)	(35)	3	1	(46)
Total pretax (favorable) unfavorable net prior year development	$(150)	$(81)	$(8)	$(12)	$(251)

Year ended December 31, 2011
(In millions)	CNA Specialty	CNA Commercial	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(217)	$(204)	$(2)	$(423)
Pretax (favorable) unfavorable premium development	(28)	21	(1)	(8)
Total pretax (favorable) unfavorable net prior year development	$(245)	$(183)	$(3)	$(431)
For the year ended December 31, 2013, favorable premium development for Hardy was recorded related to a commutation as discussed later in this note.
For the year ended December 31, 2012, favorable premium development was recorded for CNA Commercial primarily due to premium adjustments on auditable policies arising from increased exposures.
For the year ended December 31, 2011, favorable premium development was recorded for CNA Specialty primarily due to changes in estimates of exposures in medical professional liability tail coverages. Unfavorable premium development for CNA Commercial was recorded due to a reduction of ultimate premium estimates relating to retrospectively rated policies, partially offset by premium adjustments on auditable policies due to increased exposures.

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the years ended December 31, 2013, 2012 and 2011.

Years ended December 31
(In millions)	2013	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(35)	$(32)	$(92)
Other Professional Liability and Management Liability	(101)	(22)	(78)
Surety	(74)	(63)	(47)
Warranty	(3)	(5)	(13)
Other	(17)	(13)	13
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(230)	$(135)	$(217)
2013
Overall, favorable development for medical professional liability reflects favorable experience in accident years 2009 and prior. Unfavorable development was recorded for accident years 2010 and 2011 due to higher than expected large loss activity.
Overall, favorable development for other professional liability and management liability was related to better than expected loss emergence in accident years 2010 and prior. Unfavorable development was recorded in accident year 2011 related to an increase in severity in management liability.
Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.
Other includes standard property and casualty coverages provided to CNA Specialty customers. Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages primarily in accident years 2010 and subsequent.
2012
Favorable development for medical professional liability was primarily due to better than expected loss emergence in accident years 2008 and prior.
Overall, favorable development for other professional liability and management liability was primarily due to better than expected loss emergence in accident years 2003 through 2007. Unfavorable development was recorded in our lawyer coverages in accident years 2010 and 2011 primarily due to increased frequency and severity.
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
Favorable development for other professional liability and management liability was driven by better than expected loss emergence in the life agents, accountants, and architects & engineers business in accident years 2008 and prior. In addition, favorable development in the Company's European book of business was primarily due to favorable outcomes on several large losses in financial directors and officers and errors and omissions coverages in accident years 2003 and prior.
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

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the years ended December 31, 2013, 2012 and 2011.

Years ended December 31
(In millions)	2013	2012	2011
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$15	$27	$(98)
General Liability	59	(64)	(39)
Workers' Compensation	92	15	36
Property and Other	(62)	(24)	(103)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$104	$(46)	$(204)
2013
Unfavorable development for commercial auto coverages was primarily due to higher than expected frequency in accident years 2011 and 2012 and large loss emergence in accident years 2009 and 2010.
Unfavorable development for general liability coverages was primarily related to increased incurred loss severity in accident years 2010 through 2012.
Unfavorable development for workers' compensation includes the Company's response to legislation enacted during 2013 related to the New York Fund for Reopened Cases. The law change necessitated an increase in reserves as re-opened workers' compensation claims can no longer be turned over to the state for handling and payment after December 31, 2013. Additional unfavorable development was recorded in accident year 2012 related to increased frequency and severity on claims related to Defense Base Act contractors and in accident year 2010 due to higher than expected large losses and increased severity in the state of California.
Favorable development for property and other coverages was primarily related to favorable outcomes on litigated catastrophe claims in accident years 2005 and 2010 as well as favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.
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
Overall, favorable development for property and other coverages was due to a favorable outcome on an individual claim in accident year 2005 and favorable loss emergence in non-catastrophe losses in accident years 2009 and 2010. Unfavorable development was recorded in accident year 2011 related to several large losses.

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

Hardy
The following table provides further detail of the development recorded for the Hardy segment for the years ended December 31, 2013 and 2012.

Years ended December 31
(In millions)	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Marine and Aviation	$2	$—
Non-Marine Property	12	(7)
Property Treaty	(5)	(3)
Specialty	(6)	(1)
Commutation	11	—
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$14	$(11)
2013
Unfavorable development for non-marine property was primarily due to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake, and one large non-catastrophe claim.
Favorable development for property treaty was due to favorable emergence of losses from catastrophe and non-catastrophe claims in 2011 and 2012.
Favorable development for specialty was primarily due to favorable outcomes on several large losses and favorable claim emergence.
The commutation of a third-party capital provider's 15% participation in the 2012 year of account resulted in recognition of the 15% share of year of account premiums, losses and expenses.

A&EP Reserves
In 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer or LPT). Under the terms of the NICO transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2013	2012	2011
Net A&EP adverse development before consideration of LPT	$363	$261	$84
Provision for uncollectible third-party reinsurance on A&EP	140	—	—
Additional amounts ceded under LPT	503	261	84
Retroactive reinsurance benefit recognized	(314)	(261)	(84)
Pretax impact of unrecognized deferred retroactive reinsurance benefit	$189	$—	$—

During 2013, 2012, and 2011, unfavorable development was recorded for accident years 2000 and prior related to A&EP claims due to an increase in ultimate claim severity and higher than anticipated claim reporting, as well as increased defense costs. Additionally, in 2013 the Company recognized a provision for uncollectible third-party reinsurance which increased the expected recovery from NICO.
The Loss Portfolio Transfer is a retroactive reinsurance contract. In the event that the cumulative claim and allocated claim adjustment expenses ceded under the Loss Portfolio Transfer exceed the consideration paid, the resulting gain from such excess is deferred. A portion of the deferred gain is cumulatively recognized in earnings in the period such excess arises as if the revised estimate was available at the inception date of the Loss Portfolio Transfer.
In the fourth quarter of 2013, the cumulative amounts ceded under the Loss Portfolio Transfer of $2.5 billion exceeded the $2.2 billion consideration paid, resulting in a $189 million deferred retroactive reinsurance gain. This deferred benefit will be recognized in earnings in future periods in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account at December 31, 2013 was $3.1 billion. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

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
The following table summarizes the amounts receivable from reinsurers at December 31, 2013 and 2012.
Components of Reinsurance Receivables

December 31
(In millions)	2013	2012
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,972	$5,126
Ceded future policy benefits	733	759
Ceded policyholders' funds	35	35
Reinsurance receivables related to paid losses	348	311
Reinsurance receivables	6,088	6,231
Allowance for uncollectible reinsurance	(71)	(73)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,017	$6,158
The Company has established an allowance for uncollectible reinsurance receivables. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced related to write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels, and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.9 billion and $3.7 billion at December 31, 2013 and 2012.
The Company's largest recoverables from a single reinsurer at December 31, 2013, including prepaid reinsurance premiums, were approximately $2.9 billion from subsidiaries of Berkshire Hathaway Group, $850 million from subsidiaries of Swiss Re Group, and $350 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note F.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2013, 2012 and 2011 are shown in the following tables.
Components of Earned Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2013 Earned Premiums
Property and casualty	$9,063	$258	$2,609	$6,712	3.8%
Accident and health	512	48	1	559	8.6%
Life	49	—	49	—	—
Total earned premiums	$9,624	$306	$2,659	$7,271	4.2%

2012 Earned Premiums
Property and casualty	$8,354	$197	$2,229	$6,322	3.1%
Accident and health	514	47	1	560	8.4%
Life	51	—	51	—	—
Total earned premiums	$8,919	$244	$2,281	$6,882	3.5%

2011 Earned Premiums
Property and casualty	$7,858	$95	$1,919	$6,034	1.6%
Accident and health	521	50	2	569	8.8%
Life	55	—	55	—	—
Total earned premiums	$8,434	$145	$1,976	$6,603	2.2%
Components of Written Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2013 Written Premiums
Property and casualty	$9,103	$249	$2,556	$6,796	3.7%
Accident and health	506	47	1	552	8.5%
Life	49	—	49	—	—
Total written premiums	$9,658	$296	$2,606	$7,348	4.0%

2012 Written Premiums
Property and casualty	$8,467	$169	$2,225	$6,411	2.6%
Accident and health	507	47	1	553	8.5%
Life	51	—	51	—	—
Total written premiums	$9,025	$216	$2,277	$6,964	3.1%

2011 Written Premiums
Property and casualty	$7,976	$102	$1,857	$6,221	1.6%
Accident and health	529	50	2	577	8.7%
Life	55	—	55	—	—
Total written premiums	$8,560	$152	$1,914	$6,798	2.2%
Included in the direct and ceded earned premiums for the years ended December 31, 2013, 2012 and 2011 are $2,156 million, $1,794 million and $1,500 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1,527 million, $1,514 million and $1,285 million for the years ended December 31, 2013, 2012 and 2011, including $712 million, $814 million and $790 million related to the significant third-party captive program discussed above.
The impact of reinsurance on life insurance inforce at December 31, 2013, 2012 and 2011 is shown in the following table.
Components of Life Insurance Inforce

(In millions)	Direct	Assumed	Ceded	Net
2013	$5,127	$—	$5,118	$9
2012	5,713	—	5,702	11
2011	6,528	—	6,515	13
As of December 31, 2013 and 2012, the Company has ceded $1,066 million and $1,131 million of claim and claim adjustment expense reserves, future policy benefits and policyholders' funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the third-party reinsurance credit risk of the sold business.

Note I. Debt
Debt is composed of the following obligations.
Debt

December 31
(In millions)	2013	2012
Short term debt:
Senior notes of CNAF, 5.850%, face amount of $549, due December 15, 2014	$549	$—
Other debt	—	13
Total short term debt	549	13

Long term debt:
Senior notes of CNAF:
5.850%, face amount of $549, due December 15, 2014	—	548
6.500%, face amount of $350, due August 15, 2016	349	348
6.950%, face amount of $150, due January 15, 2018	149	149
7.350%, face amount of $350, due November 15, 2019	348	348
5.875%, face amount of $500, due August 15, 2020	497	496
5.750%, face amount of $400, due August 15, 2021	397	397
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036	30	30
Total long term debt	2,011	2,557
Total debt	$2,560	$2,570
In 2013, CCC became a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC acquired $16 million of FHLBC stock giving it access to approximately $330 million of additional liquidity. As of December 31, 2013, CCC has no outstanding borrowings from the FHLBC.
In 2012, the Company entered into a credit agreement with a syndicate of banks. The credit agreement established a four-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million, and there is an option to extend the facility for an additional year prior to the second anniversary of the closing date subject to applicable consents. Under the credit agreement, the Company is required to pay a facility fee which would adjust automatically in the event of a change in the Company's financial ratings. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined as of December 31, 2013, was $8.2 billion. As of December 31, 2013, we had no outstanding borrowings under the credit agreement.
The Company's remaining debt obligations contain customary covenants for investment grade issuers. The Company is in compliance with all covenants as of and for the year ended December 31, 2013.

The combined aggregate maturities for debt at December 31, 2013 are presented in the following table.
Maturity of Debt

(In millions)
2014	$549
2015	—
2016	350
2017	—
2018	150
Thereafter	1,523
Less discount	(12)
Total	$2,560

Note J. Benefit Plans
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

The following table provides a reconciliation of benefit obligations and plan assets for the years ended December 31, 2013 and 2012.
Funded Status

	Pension Benefits		Postretirement Benefits
(In millions)	2013	2012	2013	2012
Benefit obligation at January 1	$3,271	$3,003	$47	$49
Changes in benefit obligation:
Service cost	12	12	1	—
Interest cost	121	135	1	2
Participants' contributions	—	—	5	5
Actuarial (gain) loss	(289)	266	(3)	3
Benefits paid	(165)	(164)	(12)	(12)
Settlements	(8)	—	—	—
Foreign currency translation and other	1	19	1	—
Benefit obligation at December 31	2,943	3,271	40	47
Fair value of plan assets at January 1	2,425	2,212	—	—
Change in plan assets:
Actual return on plan assets	311	245	—	—
Company contributions	92	115	7	7
Participants' contributions	—	—	5	5
Benefits paid	(165)	(164)	(12)	(12)
Settlements	(8)	—	—	—
Foreign currency translation and other	1	17	—	—
Fair value of plan assets at December 31	2,656	2,425	—	—
Funded status	$(287)	$(846)	$(40)	$(47)
Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$9	$—	$—	$—
Other liabilities	(296)	(846)	(40)	(47)
Net amount recognized	$(287)	$(846)	$(40)	$(47)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(98)	$(116)
Net actuarial loss	745	1,213	8	11
Net amount recognized	$745	$1,213	$(90)	$(105)
The accumulated benefit obligation for all defined benefit pension plans was $2,889 million and $3,187 million at December 31, 2013 and 2012.

The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Years ended December 31
(In millions)	2013	2012	2011
Pension cost (benefit)
Service cost	$12	$12	$13
Interest cost on projected benefit obligation	121	135	146
Expected return on plan assets	(181)	(171)	(172)
Amortization of net actuarial (gain) loss	47	39	25
Settlement loss	3	—	—
Net periodic pension cost (benefit)	$2	$15	$12

Postretirement cost (benefit)
Service cost	$1	$—	$1
Interest cost on projected benefit obligation	1	2	3
Amortization of prior service credit	(18)	(18)	(19)
Amortization of net actuarial (gain) loss	2	1	—
Net periodic postretirement cost (benefit)	$(14)	$(15)	$(15)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2013	2012	2011
Pension and postretirement benefits
Amounts arising during the period	$422	$(195)	$(325)
Reclassification adjustment relating to prior service credit	(18)	(18)	(19)
Reclassification adjustment relating to actuarial loss	49	40	25
Total increase (decrease) in Other comprehensive income	$453	$(173)	$(319)
The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic cost (benefit) during 2014.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(18)
Amortization of net actuarial loss	25	—
Total estimated amounts to be recognized	$25	$(18)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2013	2012
Pension benefits
Discount rate	4.650%	3.800%
Expected long term rate of return	7.500	7.750
Rate of compensation increases	3.990	4.066
Postretirement benefits
Discount rate	3.600%	2.800%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2013	2012	2011
Pension benefits
Discount rate	3.800%	4.600%	5.375%
Expected long term rate of return	7.750	8.000	8.000
Rate of compensation increases	4.066	4.125	5.030
Postretirement benefits
Discount rate	2.800%	3.750%	4.375%
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2013, 2012 and 2011.
CNA employs a total return approach whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long term return of plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The intent of this strategy is to minimize the Company's expense related to funding the plan by outperforming plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. In addition, alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2013, the plan had committed approximately $102 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are summarized below.

December 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$505	$15	$520
States, municipalities and political subdivisions	—	73	—	73
Asset-backed:
Residential mortgage-backed	—	130	—	130
Commercial mortgage-backed	—	106	—	106
Other asset-backed	—	12	—	12
Total asset-backed	—	248	—	248
Total fixed maturity securities	—	826	15	841
Equity securities	480	117	8	605
Derivative financial instruments	2	—	—	2
Short term investments	45	49	—	94
Limited partnerships:
Hedge funds	—	647	322	969
Private equity	—	—	114	114
Total limited partnerships	—	647	436	1,083
Other assets	—	31	—	31
Total assets	$527	$1,670	$459	$2,656

December 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$436	$11	$447
States, municipalities and political subdivisions	—	91	—	91
Asset-backed:
Residential mortgage-backed	—	161	—	161
Commercial mortgage-backed	—	105	—	105
Total asset-backed	—	266	—	266
Total fixed maturity securities	—	793	11	804
Equity securities	386	102	5	493
Derivative financial instruments	1	—	—	1
Short term investments	37	82	—	119
Limited partnerships:
Hedge funds	—	537	359	896
Private equity	—	—	62	62
Total limited partnerships	—	537	421	958
Other assets	—	40	—	40
Investment contracts with insurance company	—	—	10	10
Total assets	$424	$1,554	$447	$2,425

The limited partnership investments are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 58% are equity related, 37% pursue a multi-strategy approach and 5% are focused on distressed investments at December 31, 2013.
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

The tables below present a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

Level 3 (In millions)	Balance at January 1, 2013	Actual return on assets still held at December 31, 2013	Actual return on assets sold during the year ended December 31, 2013	Purchases, sales, and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2013
Fixed maturity securities:
Corporate and other bonds	$11	$(1)	$—	$5	$—	$15
Equity securities	5	3	—	—	—	8
Limited partnerships:
Hedge funds	359	56	—	(77)	(16)	322
Private equity	62	—	—	52	—	114
Total limited partnerships	421	56	—	(25)	(16)	436
Investment contracts with insurance company	10	—	—	(10)	—	—
Total	$447	$58	$—	$(30)	$(16)	$459

Level 3 (In millions)	Balance at January 1, 2012	Actual return on assets still held at December 31, 2012	Actual return on assets sold during the year ended December 31, 2012	Purchases, sales, and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2012
Fixed maturity securities:
Corporate and other bonds	$10	$1	$—	$—	$—	$11
Equity securities	5	—	—	—	—	5
Limited partnerships:
Hedge funds	330	41	3	(15)	—	359
Private equity	65	8	—	(11)	—	62
Total limited partnerships	395	49	3	(26)	—	421
Investment contracts with insurance company	10	—	—	—	—	10
Total	$420	$50	$3	$(26)	$—	$447

The table below presents the estimated future minimum benefit payments to participants at December 31, 2013.
Estimated Future Minimum Benefit Payments to Participants

(In millions)	Pension Benefits	Postretirement Benefits
2014	$189	$5
2015	191	4
2016	194	5
2017	199	4
2018	203	4
2019-2023	1,013	14
In 2014, CNA expects to contribute $56 million to its pension plans and $5 million to its postretirement health care benefit plans.
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
The CNA Savings and Capital Accumulation Plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The liability to the CNA Savings and Capital Accumulation Plan is included in Separate account liabilities on the Consolidated Balance Sheets, and was $129 million and $256 million at December 31, 2013 and 2012.
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
Benefit expense for the Company's savings plans was $71 million, $70 million and $60 million for the years ended December 31, 2013, 2012 and 2011.
Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, authorizes the grant of stock-based compensation to certain management personnel for up to 6 million shares of CNAF's common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, performance-based restricted share units (RSUs) and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2013 was approximately 1.5 million.
The Company recorded stock-based compensation expense related to the Plan of $10 million, $9 million and $6 million for the years ended December 31, 2013, 2012 and 2011. The related income tax benefit recognized was $3 million, $3 million and $2 million. The compensation cost related to nonvested awards not yet recognized was $14 million, and the weighted average period over which it is expected to be recognized is 1.7 years at December 31, 2013.
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
There were no stock options or SARs granted for the year ended December 31, 2013. The following table presents the significant assumptions used to estimate the fair value of granted stock options and SARs for the years ended December 31, 2012 and 2011.

Years ended December 31	2012	2011
Weighted average expected life of the securities granted (in years)	5.68	5.61
Estimate of the underlying common stock's volatility	40.39%	39.88%
Expected dividend yield	2.1%	1.5%
Risk free interest rate	1.0%	2.2%
The following table presents activity for stock options and SARs under the Plan in 2013.

	Number of Awards	Weighted-Average Exercise Price per Award	Aggregate Intrinsic Value		Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2013	1,158,700	$25.93
Awards granted	—	—
Awards exercised	(117,950)	21.19
Awards forfeited, canceled or expired	(4,100)	30.66
Outstanding at December 31, 2013	1,036,650	$26.45	$17	million	4.16
Outstanding, fully vested and expected to vest	1,032,849	$26.45	$17	million	4.15
Outstanding, exercisable	936,650	$26.42	$15	million	3.87
The following table presents weighted-average grant date fair value for awards granted, total intrinsic value for awards exercised and total fair value for awards vested for the years ended December 31, 2013, 2012 and 2011.

Years ended December 31	2013		2012		2011
Weighted-average grant date fair value			$8.81		$9.38
Total intrinsic value of awards exercised	$1,495	thousand	$548	thousand	$481	thousand
Fair value of awards vested	$1	million	$1	million	$2	million

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
The following table presents activity for restricted shares, performance-based RSUs and performance share units under the Plan in 2013.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	882,321	$26.15
Awards granted	351,364	31.80
Awards vested	(417,955)	24.04
Awards forfeited, canceled or expired	(13,770)	28.72
Performance-based adjustment	45,714	28.39
Balance at December 31, 2013	847,674	$29.61

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

		December 31, 2013		December 31, 2012
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$64	$63	$62	$43
Trade name	8 years	8	2	8	—
Distribution channel	15 years	13	1	13	—
Total finite-lived intangible assets		85	66	83	43
Indefinite-lived intangible assets:
Syndicate capacity		58		57
Agency force		16		16
Total indefinite-lived intangible assets		74		73
Total other intangible assets		$159	$66	$156	$43
For the years ended December 31, 2013 and 2012, amortization expense of $15 million and $33 million was included in Amortization of deferred acquisition costs and $5 million and $10 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $4 million in 2014, $1 million in 2015 and $2 million in years 2016, 2017 and 2018.
Note L. Operating Leases, Commitments and Contingencies, and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expenses for the years ended December 31, 2013, 2012 and 2011 were $46 million, $52 million and $50 million. Sublease revenues for the years ended December 31, 2013, 2012 and 2011 were $3 million, $2 million and $2 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2013.
Future Minimum Lease Payments and Sublease Receipts

(In millions)	Future Minimum Lease Payments	Future Minimum Sublease Receipts
2014	$37	$2
2015	32	—
2016	29	—
2017	23	—
2018	17	—
Thereafter	70	—
Total	$208	$2

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at December 31, 2013 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $84 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of December 31, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third-party loans was $702 million.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2013, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
As of December 31, 2013 and 2012, the Company had recorded liabilities of approximately $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note M. Stockholders’ Equity and Statutory Accounting Practices
Common Stock Dividends
There are no restrictions on the retained earnings or net income of CNAF with regard to payment of dividends to its stockholders. However, given the holding company nature of CNAF, its ability to pay a dividend is significantly dependent on the receipt of dividends from its subsidiaries, particularly CCC, which directly or indirectly owns all significant subsidiaries. See the Statutory Accounting Practices section below for a discussion of the regulatory restrictions on CCC's availability to pay dividends.
CNAF's ability to pay dividends is indirectly limited by the minimum consolidated net worth covenant in the Company's line of credit agreement. See Note I for further discussion of the Company's debt obligations.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department, may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2013, CCC is in a positive earned surplus position, enabling CCC to pay approximately $715 million of dividend payments during 2014 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows.
Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2013 (b)	2012	2013 (b)	2012	2011
Combined Continental Casualty Companies (a)	$11,137	$9,998	$913	$391	$954
Life company	597	556	48	44	29
________________

(a)	Represents the combined statutory surplus of CCC and its subsidiaries, including the life company.

(b)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

CNAF’s domestic insurance subsidiaries are subject to risk-based capital (RBC) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action.
The statutory capital and surplus presented above for CCC was approximately 265% and 240% of company action level RBC at December 31, 2013 and 2012. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.
The Hardy insurance entities are not owned by CCC, therefore their regulatory capital is not included in the Statutory Capital and Surplus of the Combined Continental Casualty Companies presented in the table above. At December 31, 2013, Hardy's portion of Syndicate 382's capital requirement included $148 million of capital provided by CCC which is included in Combined Continental Casualty Companies' Statutory Capital and Surplus above.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The table below displays the changes in Accumulated other comprehensive income (loss) by component for the year ended December 31, 2013.

	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at December 31, 2012	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	6	(658)	275	(11)	(388)
Amounts reclassified from accumulated other comprehensive income (loss) after tax of $0, $(10), $11, $0, and $1	—	21	(20)	—	1
Other comprehensive income (loss) after tax of $(3), $364, $(158), $0, and $203	6	(679)	295	(11)	(389)
Balance at December 31, 2013	$26	$692	$(426)	$150	$442
The following table displays the components of AOCI included on the Consolidated Balance Sheet for the year ended December 31, 2012.

December 31	2012
(In millions)	Tax	After-tax
Cumulative foreign currency translation adjustment	$—	$161
Pension and postretirement benefits	387	(721)
Net unrealized gains (losses) on investments with OTTI losses	(11)	20
Net unrealized gains (losses) on other investments	(721)	1,371
Accumulated other comprehensive income (loss)	$(345)	$831
The amount of pretax net unrealized gains (losses) on available-for-sale securities with OTTI losses reclassified out of AOCI into earnings was $(28) million and $(83) million for the years ended December 31, 2012 and 2011, with related tax benefit of $10 million and $29 million. The amount of pretax net unrealized gains (losses) on other available-for-sale securities reclassified out of AOCI into earnings was $89 million and $60 million for the years ended December 31, 2012 and 2011, with related tax (expense) benefit of $(31) million and $(21) million.
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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
Approximately 8.9%, 9.2% and 8.8% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2013, 2012 and 2011.
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
The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums (a)	$3,091	$3,312	$396	$552	$(1)	$(2)	$7,348
Operating revenues
Net earned premiums	$3,004	$3,350	$361	$559	$(1)	$(2)	$7,271
Net investment income	657	927	4	830	32	—	2,450
Other revenues	257	96	—	(2)	12	(2)	361
Total operating revenues	3,918	4,373	365	1,387	43	(4)	10,082
Claims, Benefits and Expenses
Net incurred claims and benefits	1,704	2,475	162	1,395	191	—	5,927
Policyholders’ dividends	6	7	—	7	—	—	20
Amortization of deferred acquisition costs	628	600	106	28	—	—	1,362
Other insurance related expenses	272	547	69	134	(3)	(2)	1,017
Other expenses	236	26	19	12	183	(2)	474
Total claims, benefits and expenses	2,846	3,655	356	1,576	371	(4)	8,800
Operating income (loss) from continuing operations before income tax	1,072	718	9	(189)	(328)	—	1,282
Income tax (expense) benefit on operating income (loss)	(365)	(250)	1	131	118	—	(365)
Net operating income (loss) from continuing operations attributable to CNA	707	468	10	(58)	(210)	—	917
Net realized investment gains (losses), pretax	(3)	(13)	1	37	9	—	31
Income tax (expense) benefit on net realized investment gains (losses)	1	4	—	(13)	(3)	—	(11)
Net realized investment gains (losses)	(2)	(9)	1	24	6	—	20
Net income (loss) from continuing operations attributable to CNA	$705	$459	$11	$(34)	$(204)	$—	$937
____________________

(a)	Related to business in property and casualty companies only.

December 31, 2013
(In millions)
Reinsurance receivables	$546	$1,075	$197	$1,203	$3,067	$—	$6,088
Insurance receivables	$775	$1,099	$176	$11	$2	$—	$2,063
Deferred acquisition costs	$318	$257	$49	$—	$—	$—	$624
Goodwill	$117	$—	$38	$—	$—	$—	$155
Insurance reserves
Claim and claim adjustment expenses	$6,689	$10,649	$386	$3,058	$3,307	$—	$24,089
Unearned premiums	1,805	1,536	249	128	—	—	3,718
Future policy benefits	—	—	—	10,471	—	—	10,471
Policyholders’ funds	9	15	—	92	—	—	116

Year ended December 31, 2012	CNA Specialty	CNA Commercial	Hardy(b)	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums (a)	$2,924	$3,373	$117	$553	$(1)	$(2)	$6,964
Operating revenues
Net earned premiums	$2,898	$3,306	$120	$560	$—	$(2)	$6,882
Net investment income	592	854	3	801	32	—	2,282
Other revenues	230	40	1	34	16	(1)	320
Total operating revenues	3,720	4,200	124	1,395	48	(3)	9,484
Claims, Benefits and Expenses
Net incurred claims and benefits	1,831	2,574	72	1,406	(16)	—	5,867
Policyholders’ dividends	2	11	—	16	—	—	29
Amortization of deferred acquisition costs	614	588	44	28	—	—	1,274
Other insurance related expenses	301	578	25	144	3	(2)	1,049
Other expenses	206	36	9	23	183	(1)	456
Total claims, benefits and expenses	2,954	3,787	150	1,617	170	(3)	8,675
Operating income (loss) from continuing operations before income tax	766	413	(26)	(222)	(122)	—	809
Income tax (expense) benefit on operating income (loss)	(262)	(136)	3	132	41	—	(222)
Net operating income (loss) from continuing operations attributable to CNA	504	277	(23)	(90)	(81)	—	587
Net realized investment gains (losses), pretax	22	38	(1)	—	4	—	63
Income tax (expense) benefit on net realized investment gains (losses)	(9)	(11)	—	—	(2)	—	(22)
Net realized investment gains (losses)	13	27	(1)	—	2	—	41
Net income (loss) from continuing operations attributable to CNA	$517	$304	$(24)	$(90)	$(79)	$—	$628
____________________

(a)	Related to business in property and casualty companies only.

(b)	Included from date of acquisition.

December 31, 2012
(In millions)
Reinsurance receivables	$665	$1,155	$294	$1,273	$2,844	$—	$6,231
Insurance receivables	$673	$1,116	$181	$9	$4	$—	$1,983
Deferred acquisition costs	$300	$269	$29	$—	$—	$—	$598
Goodwill	$117	$—	$37	$—	$—	$—	$154
Insurance reserves
Claim and claim adjustment expenses	$6,748	$11,326	$521	$3,006	$3,162	$—	$24,763
Unearned premiums	1,685	1,569	222	134	—	—	3,610
Future policy benefits	—	—	—	11,475	—	—	11,475
Policyholders’ funds	8	15	—	134	—	—	157

Year ended December 31, 2011	CNA Specialty	CNA Commercial	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)					Eliminations	Total
Net written premiums (a)	$2,872	$3,350	$577	$2	$(3)	$6,798
Operating revenues
Net earned premiums	$2,796	$3,240	$569	$1	$(3)	$6,603
Net investment income	500	763	759	32	—	2,054
Other revenues	221	54	13	6	—	294
Total operating revenues	3,517	4,057	1,341	39	(3)	8,951
Claims, Benefits and Expenses
Net incurred claims and benefits	1,657	2,296	1,526	(3)	—	5,476
Policyholders’ dividends	(3)	8	8	—	—	13
Amortization of deferred acquisition costs	568	585	23	—	—	1,176
Other insurance related expenses	294	540	143	6	(3)	980
Other expenses	191	53	19	170	—	433
Total claims, benefits and expenses	2,707	3,482	1,719	173	(3)	8,078
Operating income (loss) from continuing operations before income tax	810	575	(378)	(134)	—	873
Income tax (expense) benefit on operating income (loss)	(281)	(204)	170	68	—	(247)
Net operating (income) loss, after-tax, attributable to noncontrolling interests	(12)	(4)	—	—	—	(16)
Net operating income (loss) from continuing operations attributable to CNA	517	367	(208)	(66)	—	610
Net realized investment gains (losses), pretax	(5)	16	(7)	(6)	—	(2)
Income tax (expense) benefit on net realized investment gains (losses)	2	(2)	2	3	—	5
Net realized investment gains (losses)	(3)	14	(5)	(3)	—	3
Net income (loss) from continuing operations attributable to CNA	$514	$381	$(213)	$(69)	$—	$613
____________________

(a)	Related to business in property and casualty companies only.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Years ended December 31
(In millions)	2013	2012	2011
CNA Specialty
International	$239	$220	$210
Management & Professional Liability	2,836	2,723	2,541
Surety	490	485	472
Warranty & Alternative Risks	350	314	289
CNA Specialty revenues	3,915	3,742	3,512
CNA Commercial
Commercial Insurance	3,230	3,200	2,953
International	376	369	539
Small Business	754	669	581
CNA Commercial revenues	4,360	4,238	4,073
Hardy revenues	366	123
Life & Group Non-Core
Health	1,192	1,120	1,093
Life & Annuity	232	239	229
Other	—	36	12
Life & Group Non-Core revenues	1,424	1,395	1,334
Corporate & Other Non-Core revenues	52	52	33
Eliminations	(4)	(3)	(3)
Total revenues	$10,113	$9,547	$8,949

Note P. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2013 and 2012.
Quarterly Financial Data

2013
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,503	$2,493	$2,504	$2,613	$10,113
Net income (loss) attributable to CNA	$250	$194	$272	$221	$937
Basic earnings (loss) per share attributable to CNA common stockholders	$0.93	$0.72	$1.01	$0.82	$3.48
Diluted earnings (loss) per share attributable to CNA common stockholders (a)	$0.93	$0.72	$1.01	$0.82	$3.47

2012
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,401	$2,246	$2,466	$2,434	$9,547
Net income (loss) attributable to CNA	$250	$166	$221	$(9)	$628
Basic and diluted earnings (loss) per share attributable to CNA common stockholders (a)	$0.93	$0.62	$0.82	$(0.03)	$2.33
____________________

(a)	Due to the averaging of shares, quarterly earnings per share do not add to the total for the full year.

Note Q. Related Party Transactions
The Company reimburses Loews, or pays directly, for management fees, travel and related expenses, software fees, and expenses of investment facilities and services provided to the Company. The amounts reimbursed or paid by the Company were $39 million for the years ended December 31, 2013 and 2012, and $38 million for the year ended December 31, 2011. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. See Note E for a detailed description of the income tax agreement with Loews. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2013, 2012 and 2011 were $2 million in each year.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the short term applicable federal rate, compounded semi-annually, in effect on the disbursement date of the loan. Loans made pursuant to the plan are generally full recourse and are secured by the stock purchased. The loans were originally issued with a ten-year maturity date, and the majority of the remaining loans have been extended with current terms maturing through May 2016.
Note R. Subsequent Event
On February 10, 2014, the Company entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business, through the sale of the common stock of CAC, and a 100% coinsurance agreement on a separate small block of annuity business outside of CAC.
The business being sold is currently reported within the Life & Group Non-Core segment. As of December 31, 2013, gross insurance reserves for this business were approximately $3.4 billion. Results for this business were net income of approximately $31 million and $8 million for the years ended December 31, 2013 and 2012, and a net loss of approximately $124 million for the year ended December 31, 2011.
The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2014. An impairment loss of approximately $220 million, after-tax, will be recorded in the first quarter of 2014.  This business will be reported as discontinued operations in the first quarter of 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

February 19, 2014

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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it has used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2013, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 125.
CNA Financial Corporation
Chicago, Illinois
February 19, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2013, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	65	2009
Chief Executive Officer of CNA Financial Corporation since January 1, 2009. From December 2002 to June 2008, Vice Chairman and Chief Operating Officer of The Chubb Corporation and President and Chief Operating Officer of Chubb & Son.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	62	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
George R. Fay	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	65	2010	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies.
Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	57	2008
Executive Vice President & Chief Actuary of the CNA insurance companies since April 2008. From October 2004 to April 2008, Vice President & Chief Actuary, Middle Market Business of The Travelers Insurance Companies.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	58	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.
Robert A. Lindemann	President and Chief Operating Officer, CNA Commercial of the CNA insurance companies	60	2010
President and Chief Operating Officer, CNA Commercial of the CNA insurance companies since August 2009. From September 2004 to August 2009, Chief Operating Officer, Commercial Markets and President, Middle Markets of Zurich Financial Services North America.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	64	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.
Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	61	2010
President, Worldwide Field Operations of the CNA insurance companies since September 2009. From June 1974 to August 2009, held various positions at The Chubb Corporation including Senior Vice President and Eastern U.S. Field Operations Officer.

Mark I. Herman	President and Chief Operating Officer, CNA Specialty of the CNA insurance companies	55	2013
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

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below provides the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.
Executive Compensation Information

December 31, 2013	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,385,448	$28.04	1,456,438
Equity compensation plans not approved by security holders	—	—	—
Total	2,385,448	$28.04	1,456,438
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2012 (Exhibit 3.1 to Form 8-K filed October 24, 2012 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank N.A., JPMorgan Chase Bank N.A., Citibank N.A., U.S. Bank N.A., The Northern Trust Company and other lenders named therein, dated April 19, 2012 (Exhibit 99.1 to April 19, 2012 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009 (Exhibit 10.7 to 2008 Form 10-K incorporated herein by reference)	10.5	+

	First Amendment to the CNA Supplemental Executive Retirement Plan, dated December 23, 2009 (Exhibit 10.8.1 to 2009 Form 10-K incorporated herein by reference)	10.5.1	+

	Second Amendment to the CNA Supplemental Executive Retirement Plan, dated February 25, 2010 (Exhibit 10.7.2 to 2011 Form 10-K incorporated herein by reference)	10.5.2	+

	CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009 (Exhibit 10.8 to 2008 Form 10-K incorporated herein by reference)	10.6	+

	First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 28, 2009 (Exhibit 10.8.1 to 2011 Form 10-K incorporated herein by reference)	10.6.1	+

Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated December 14, 2010 (Exhibit 10.8.2 to 2011 Form 10-K incorporated herein by reference)	10.6.2	+

Third Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated November 29, 2011 (Exhibit 10.8.3 to 2011 Form 10-K incorporated herein by reference)	10.6.3	+

CNA Supplemental Executive Savings and Capital Accumulation Plan Trust, dated November 29, 2011 (Exhibit 10.9 to 2011 Form 10-K incorporated herein by reference)	10.7	+

Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units (Exhibit 10.10 to 2010 Form 10-K incorporated herein by reference)	10.8	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan (Exhibit 10.1 to June 30, 2010 Form 10-Q incorporated herein by reference)	10.9	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights (Exhibit 10.11.2 to 2010 Form 10-K incorporated herein by reference)	10.10	+

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.11	+

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.11.1	+

Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.11.2	+

Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.11.3	+

Letter Agreement, dated February 22, 2011, by and between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 25, 2011 incorporated herein by reference)	10.12	+

Letter Agreement, dated April 4, 2011, by and between Continental Casualty Company and Jonathan D. Kantor (Exhibit 10.1 to Form 8-K filed April 6, 2011 incorporated herein by reference)	10.13	+

General Release and Settlement Agreement, dated December 26, 2012, by and between Continental Casualty Company and Peter W. Wilson (Exhibit 10.1 to Form 8-K filed December 28, 2012 incorporated herein by reference)	10.14	+

Letter Agreement, dated August 25, 2009, by and between Continental Casualty Company and Timothy Szerlong	10.15	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.16

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.19

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.20

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.21

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

Except for Exhibits 10.15, 21.1, 23.1, 31.1, 31.2, 32.1, 32.2, and the XBRL documents as discussed in the note above, the exhibits above are not included in this Report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2013	2012	2011
Revenues
Net investment income	$1	$1	$1
Net realized investment gains (losses)	4	4	(9)
Other income	—	9	40
Total revenues	5	14	32
Expenses
Administrative and general	(7)	1	3
Interest	165	164	167
Total expenses	158	165	170
Loss from operations before income taxes and equity in net income of subsidiaries	(153)	(151)	(138)
Income tax benefit	22	144	46
Loss before equity in net income of subsidiaries	(131)	(7)	(92)
Equity in net income of subsidiaries	1,068	635	704
Net income	937	628	612
Equity in other comprehensive income of subsidiaries	(389)	351	143
Total Comprehensive Income	$548	$979	$755
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2013	2012
Assets
Investment in subsidiaries	$14,708	$14,427
Cash	1	—
Fixed maturity securities available-for-sale, at fair value (amortized cost of $1 and $2)	1	2
Short term investments	505	448
Amounts due from subsidiaries	3	2
Other assets	3	5
Total assets	$15,221	$14,884
Liabilities
Short term debt	$549	$3
Long term debt	1,981	2,527
Other liabilities	40	40
Total liabilities	2,570	2,570
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,717,583 and 269,399,390 shares outstanding)	683	683
Additional paid-in capital	2,145	2,146
Retained earnings	9,495	8,774
Accumulated other comprehensive income	442	831
Treasury stock (3,322,660 and 3,640,853 shares), at cost	(91)	(99)
Notes receivable for the issuance of common stock	(23)	(21)
Total stockholders' equity	12,651	12,314
Total liabilities and stockholders' equity	$15,221	$14,884

See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$937	$628	$612
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Equity in net income of subsidiaries	(1,068)	(635)	(704)
Dividends received from subsidiaries	400	450	—
Net realized investment (gains) losses	(4)	(4)	9
Other, net	8	19	55
Total adjustments	(664)	(170)	(640)
Net cash flows provided (used) by operating activities	$273	$458	$(28)
Cash Flows from Investing Activities
Proceeds from fixed maturity securities	$1	$1	$1
Change in short term investments	(57)	(156)	(77)
Capital contributions to subsidiaries	(12)	(399)	(38)
Return of capital from subsidiaries	—	—	6
Repayment of surplus note by subsidiary	—	250	250
Other, net	4	4	1
Net cash flows provided (used) by investing activities	$(64)	$(300)	$143
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(216)	$(162)	$(108)
Proceeds from the issuance of debt	—	—	396
Repayment of debt	(3)	—	(409)
Stock options exercised	2	1	5
Other, net	9	3	1
Net cash flows used by financing activities	$(208)	$(158)	$(115)
Net change in cash	$1	$—	$—
Cash, beginning of year	—	—	—
Cash, end of year	$1	$—	$—
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2013.
B. Commitments, Contingencies and Guarantees
In the course of selling business entities and assets to third parties, CNAF has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of December 31, 2013, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third-party loans was $255 million.
In addition, CNAF has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2013, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire. As of December 31, 2013, CNAF has no recorded liabilities related to indemnification agreements. The Parent Company does not believe that any indemnity claim payments are likely.
In the normal course of business, CNAF has provided guarantees to holders of structured settlement annuities (SSA) provided by certain of its subsidiaries, which expire through 2120. CNAF would be required to remit SSA payments due to claimants if the primary obligor failed to perform on these contracts. The potential amount of future payments that CNAF could be required to pay under these guarantees are approximately $2 billion at December 31, 2013. The Parent Company does not believe that a payable is likely under these guarantees.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period
Year ended December 31, 2013
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$174	$(6)	$(3)	$(10)	$155
Year ended December 31, 2012
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$203	$(23)	$5	$(11)	$174
Year ended December 31, 2011
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$285	$(55)	$—	$(27)	$203

(a)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2013	2012	2011
Deferred acquisition costs	$624	$598
Reserves for unpaid claim and claim adjustment expenses	24,015	24,696
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.0% to 9.7%)	1,586	1,850
Unearned premiums	3,718	3,610
Net written premiums	7,348	6,964	$6,798
Net earned premiums	7,271	6,881	6,603
Net investment income	2,240	2,074	1,845
Incurred claim and claim adjustment expenses related to current year	5,113	5,266	4,901
Incurred claim and claim adjustment expenses related to prior years	(115)	(180)	(429)
Amortization of deferred acquisition costs	1,362	1,274	1,176
Paid claim and claim adjustment expenses	5,566	5,257	4,499

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 19, 2014	By	/s/ Thomas F. Motamed
Thomas F. Motamed Chief Executive Officer (Principal Executive Officer)

Dated: February 19, 2014	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 19, 2014	By	/s/ Thomas F. Motamed
(Thomas F. Motamed, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 19, 2014	By	/s/ Paul J. Liska
(Paul J. Liska, Director)

Dated: February 19, 2014	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 19, 2014	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 19, 2014	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 19, 2014	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 19, 2014	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 19, 2014	By	/s/ Marvin Zonis
(Marvin Zonis, Director)