Form 10-Q
period 2014-03-31
CNA FINANCIAL CORP
filed 2014-04-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, Par value $2.50	269,924,573

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2014	2013
Revenues
Net earned premiums	$1,806	$1,764
Net investment income	526	591
Net realized investment gains (losses):
Other-than-temporary impairment losses	(2)	(18)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	—
Net other-than-temporary impairment losses recognized in earnings	(2)	(18)
Other net realized investment gains	48	41
Net realized investment gains	46	23
Other revenues	85	77
Total revenues	2,463	2,455
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,446	1,396
Amortization of deferred acquisition costs	329	328
Other operating expenses	346	340
Interest	44	42
Total claims, benefits and expenses	2,165	2,106
Income from continuing operations before income tax	298	349
Income tax expense	(78)	(108)
Income from continuing operations	220	241
(Loss) income from discontinued operations, net of income tax benefit (expense) of $38 and $(5)	(207)	9
Net income	$13	$250

Basic Earnings Per Share
Income from continuing operations	$0.82	$0.89
(Loss) income from discontinued operations	(0.77)	0.04
Basic earnings per share	$0.05	$0.93

Diluted Earnings Per Share
Income from continuing operations	$0.81	$0.89
(Loss) income from discontinued operations	(0.76)	0.04
Diluted earnings per share	$0.05	$0.93

Dividends per share	$1.25	$0.20

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.8	269.5
Diluted	270.5	269.9

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2014	2013
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$12	$14
Net unrealized gains (losses) on other investments	237	(62)
Net unrealized gains (losses) on investments	249	(48)
Net unrealized gains (losses) on discontinued operations	8	—
Foreign currency translation adjustment	(8)	(61)
Pension and postretirement benefits	1	5
Other comprehensive income (loss), net of tax	250	(104)
Net income	13	250
Total comprehensive income	$263	$146
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,913 and $39,311)	$39,415	$41,233
Equity securities at fair value (cost of $163 and $179)	174	185
Limited partnership investments	2,799	2,720
Other invested assets	55	54
Mortgage loans	495	508
Short term investments	2,070	1,407
Total investments	45,008	46,107
Cash	206	195
Reinsurance receivables (less allowance for uncollectible receivables of $65 and $71)	5,034	6,017
Insurance receivables (less allowance for uncollectible receivables of $82 and $84)	2,050	1,979
Accrued investment income	437	443
Deferred acquisition costs	652	624
Deferred income taxes	48	220
Property and equipment at cost (less accumulated depreciation of $367 and $365)	293	304
Goodwill	155	155
Assets held for sale	3,486	—
Other assets	855	969
Separate account business	—	181
Total assets	$58,224	$57,194
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,933	$24,089
Unearned premiums	3,838	3,718
Future policy benefits	8,254	10,471
Policyholders’ funds	26	116
Short term debt	549	549
Long term debt	2,558	2,011
Liabilities held for sale	3,250	—
Other liabilities (includes $3 and $178 due to Loews Corporation)	3,234	3,408
Separate account business	—	181
Total liabilities	45,642	44,543
Commitments and contingencies (Notes C, G and J)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,923,905 and 269,717,583 shares outstanding)	683	683
Additional paid-in capital	2,144	2,145
Retained earnings	9,170	9,495
Accumulated other comprehensive income	692	442
Treasury stock (3,116,338 and 3,322,660 shares), at cost	(85)	(91)
Notes receivable for the issuance of common stock	(22)	(23)
Total stockholders’ equity	12,582	12,651
Total liabilities and stockholders' equity	$58,224	$57,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2014	2013
Cash Flows from Operating Activities
Net income	$13	$250
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss on pending sale of subsidiary	255	—
Deferred income tax expense	25	99
Trading portfolio activity	21	(48)
Net realized investment gains	(47)	(28)
Equity method investees	132	(91)
Amortization of investments	(1)	(10)
Depreciation and amortization	20	33
Changes in:
Receivables, net	126	(20)
Accrued investment income	(36)	(42)
Deferred acquisition costs	(21)	(40)
Insurance reserves	85	79
Other assets	(35)	(20)
Other liabilities	(372)	16
Other, net	3	13
Total adjustments	155	(59)
Net cash flows provided by operating activities	168	191
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,550	1,409
Fixed maturity securities - maturities, calls and redemptions	851	866
Equity securities	11	51
Limited partnerships	68	58
Mortgage loans	13	1
Purchases:
Fixed maturity securities	(2,072)	(2,720)
Equity securities	(5)	(12)
Limited partnerships	(73)	(41)
Mortgage loans	—	(25)
Change in other investments	—	3
Change in short term investments	(688)	264
Purchases of property and equipment	(10)	(21)
Other, net	1	6
Net cash flows used by investing activities	(354)	(161)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2014	2013
Cash Flows from Financing Activities
Dividends paid to common stockholders	(338)	(55)
Proceeds from the issuance of debt	546	—
Stock options exercised	4	1
Other, net	(2)	(2)
Net cash flows provided (used) by financing activities	210	(56)
Effect of foreign exchange rate changes on cash	1	(7)
Transfer of cash to assets held for sale	(14)	—
Net change in cash	11	(33)
Cash, beginning of year	195	156
Cash, end of period	$206	$123
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2014	2013
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,145	2,146
Stock-based compensation	(1)	(8)
Balance, end of period	2,144	2,138
Retained Earnings
Balance, beginning of period	9,495	8,774
Dividends paid to common stockholders	(338)	(55)
Net income	13	250
Balance, end of period	9,170	8,969
Accumulated Other Comprehensive Income
Balance, beginning of period	442	831
Other comprehensive income (loss)	250	(104)
Balance, end of period	692	727
Treasury Stock
Balance, beginning of period	(91)	(99)
Stock-based compensation	6	7
Balance, end of period	(85)	(92)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(23)	(21)
Decrease in notes receivable for the issuance of common stock	1	1
Balance, end of period	(22)	(20)
Total Stockholders’ Equity	$12,582	$12,405
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2014.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013, including the summary of significant accounting policies in Note A. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Sale of Continental Assurance Company (CAC)
On February 10, 2014, the Company entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business through the sale of the common stock of CAC. The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the second quarter of 2014. The business being sold, which was previously reported within the Life & Group Non-Core segment, is now reported as discontinued operations and assets and liabilities held for sale. The Company has elected not to present these assets and liabilities as held for sale on the comparative Condensed Consolidated Balance Sheet. Further information on the assets and liabilities held for sale and discontinued operations is provided in Note M to the Condensed Consolidated Financial Statements.
The definitive agreement provides for a pre-close dividend by CAC and also includes a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The assets and liabilities related to the coinsurance agreement and the assets related to the estimated dividend do not qualify as held for sale presentation, therefore they are not reflected as held for sale on the Condensed Consolidated Balance Sheet.

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
For the three months ended March 31, 2014 and 2013, approximately 660 thousand and 372 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 110 thousand and 335 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2014	2013
Fixed maturity securities	$452	$457
Short term investments	1	1
Limited partnership investments	73	131
Equity securities	2	3
Mortgage loans	6	5
Trading portfolio	3	5
Other	2	1
Gross investment income	539	603
Investment expense	(13)	(12)
Net investment income	$526	$591
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2014	2013
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$53	$39
Gross realized losses	(15)	(12)
Net realized investment gains (losses) on fixed maturity securities	38	27
Equity securities:
Gross realized gains	5	2
Gross realized losses	—	(15)
Net realized investment gains (losses) on equity securities	5	(13)
Derivatives	—	2
Short term investments and other	3	7
Net realized investment gains (losses)	$46	$23
The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Three months ended March 31
(In millions)	2014	2013
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1	$3
Asset-backed - residential mortgage-backed	1	—
Total fixed maturity securities available-for-sale	2	3
Equity securities available-for-sale:
Preferred stock	—	15
Net OTTI losses recognized in continuing earnings	$2	$18

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

March 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,265	$1,612	$56	$18,821	$—
States, municipalities and political subdivisions	11,113	871	129	11,855	—
Asset-backed:
Residential mortgage-backed	4,854	156	66	4,944	(47)
Commercial mortgage-backed	1,974	92	13	2,053	(3)
Other asset-backed	966	12	2	976	—
Total asset-backed	7,794	260	81	7,973	(50)
U.S. Treasury and obligations of government-sponsored enterprises	135	7	1	141	—
Foreign government	559	18	1	576	—
Redeemable preferred stock	32	2	—	34	—
Total fixed maturity securities available-for-sale	36,898	2,770	268	39,400	$(50)
Total fixed maturity securities trading	15	—	—	15
Equity securities available-for-sale:
Common stock	33	9	—	42
Preferred stock	130	2	—	132
Total equity securities available-for-sale	163	11	—	174
Total	$37,076	$2,781	$268	$39,589

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,352	$1,645	$135	$20,862	$—
States, municipalities and political subdivisions	11,281	548	272	11,557	—
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955	—
Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144	—
Foreign government	531	15	3	543	—
Redeemable preferred stock	92	10	—	102	—
Total fixed maturity securities available-for-sale	39,275	2,450	528	41,197	$(40)
Total fixed maturity securities trading	36	—	—	36
Equity securities available-for-sale:
Common stock	36	9	—	45
Preferred stock	143	1	4	140
Total equity securities available-for-sale	179	10	4	185
Total	$39,490	$2,460	$532	$41,418

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At March 31, 2014 and December 31, 2013, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $712 million and $532 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
March 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,002	$48	$109	$8	$2,111	$56
States, municipalities and political subdivisions	1,397	56	244	73	1,641	129
Asset-backed:
Residential mortgage-backed	739	13	347	53	1,086	66
Commercial mortgage-backed	515	12	91	1	606	13
Other asset-backed	167	2	3	—	170	2
Total asset-backed	1,421	27	441	54	1,862	81
U.S. Treasury and obligations of government-sponsored enterprises	6	1	3	—	9	1
Foreign government	61	1	4	—	65	1
Total fixed maturity securities available-for-sale	4,887	133	801	135	5,688	268
Equity securities available-for-sale:
Preferred stock	16	—	—	—	16	—
Total	$4,903	$133	$801	$135	$5,704	$268

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22	—	—	640	22
Other asset-backed	269	3	—	—	269	3
Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1	—	—	13	1
Foreign government	111	3	—	—	111	3
Total fixed maturity securities available-for-sale	9,169	384	544	144	9,713	528
Equity securities available-for-sale:
Preferred stock	87	4	—	—	87	4
Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2014 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The investments with longer duration, primarily included within the states, municipalities and political subdivision asset category, were more significantly affected by changes in market interest rates. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at March 31, 2014.
The following table summarizes the activity for the three months ended March 31, 2014 and 2013 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at March 31, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three months ended March 31
(In millions)	2014	2013
Beginning balance of credit losses on fixed maturity securities	$74	$95
Reductions for securities sold during the period	(2)	(3)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(3)	—
Ending balance of credit losses on fixed maturity securities	$69	$92
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at March 31, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	March 31, 2014		December 31, 2013
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,684	$2,729	$2,420	$2,455
Due after one year through five years	8,839	9,401	9,496	10,068
Due after five years through ten years	11,455	11,876	11,667	11,954
Due after ten years	13,920	15,394	15,692	16,720
Total	$36,898	$39,400	$39,275	$41,197
Investment Commitments
As of March 31, 2014, the Company had committed approximately $384 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2014, the Company had mortgage loan commitments of $59 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of March 31, 2014, the Company had commitments to purchase or fund additional amounts of $154 million and sell $180 million under the terms of such securities.

Note D. Derivative Financial Instruments
Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net at March 31, 2014 and December 31, 2013. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

March 31, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Equity warrants	$5	$—	$—

December 31, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Equity warrants	$5	$—	$—

During the three months ended March 31, 2014, new derivative transactions entered into and termination activity each totaled $67 million in notional value. This activity was primarily attributable to interest rate futures. During the three months ended March 31, 2013, new derivative transactions entered into totaled $604 million in notional value while derivative termination activity totaled $542 million. This activity was primarily attributable to forward commitments for mortgage-backed securities, interest rate futures and foreign currency forwards.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below.

March 31, 2014					Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1		Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$24		$18,623	$189	$18,836
States, municipalities and political subdivisions	—		11,769	86	11,855
Asset-backed:
Residential mortgage-backed	—		4,585	359	4,944
Commercial mortgage-backed	—		1,927	126	2,053
Other asset-backed	—		537	439	976
Total asset-backed	—		7,049	924	7,973
U.S. Treasury and obligations of government-sponsored enterprises	135		6	—	141
Foreign government	76		500	—	576
Redeemable preferred stock	23		11	—	34
Total fixed maturity securities	258		37,958	1,199	39,415
Equity securities	117		55	2	174
Other invested assets	—		55	—	55
Short term investments	1,353		651	—	2,004
Life settlement contracts, included in Other assets	—		—	87	87
Total recurring basis assets	1,728		38,719	1,288	41,735
Assets held for sale - nonrecurring basis	—	—	3,486	—	3,486
Total assets	$1,728		$42,205	$1,288	$45,221
Liabilities
Liabilities held for sale - nonrecurring basis	$—		$3,250	$—	$3,250
Total liabilities	$—		$3,250	$—	$3,250

December 31, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$33	$20,661	$204	$20,898
States, municipalities and political subdivisions	—	11,486	71	11,557
Asset-backed:
Residential mortgage-backed	—	4,640	331	4,971
Commercial mortgage-backed	—	1,912	151	2,063
Other asset-backed	—	509	446	955
Total asset-backed	—	7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28	—	144
Foreign government	81	462	—	543
Redeemable preferred stock	45	57	—	102
Total fixed maturity securities	275	39,755	1,203	41,233
Equity securities	126	48	11	185
Other invested assets	—	54	—	54
Short term investments	769	563	—	1,332
Life settlement contracts, included in Other assets	—	—	88	88
Separate account business	9	171	1	181
Total assets	$1,179	$40,591	$1,303	$43,073

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

Level 3 (In millions)	Balance at January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2014 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$204	$1	$1	$5	$(4)	$(5)	$3	$(16)	$189	$—
States, municipalities and political subdivisions	71	—	1	—	—	—	14	—	86	—
Asset-backed:
Residential mortgage-backed	331	1	15	25	—	(21)	21	(13)	359	—
Commercial mortgage-backed	151	1	(1)	—	—	(1)	—	(24)	126	—
Other asset-backed	446	1	—	148	(83)	(72)	—	(1)	439	—
Total asset-backed	928	3	14	173	(83)	(94)	21	(38)	924	—
Total fixed maturity securities	1,203	4	16	178	(87)	(99)	38	(54)	1,199	—
Equity securities	11	3	(4)	—	(8)	—	—	—	2	—
Life settlement contracts	88	10	—	—	—	(11)	—	—	87	1
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$17	$12	$178	$(95)	$(110)	$38	$(55)	$1,288	$1

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at March 31, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$—	$2	$110	$(17)	$(20)	$26	$(18)	$302	$(1)
States, municipalities and political subdivisions	96	(3)	—	85	(47)	(2)	—	—	129	—
Asset-backed:
Residential mortgage-backed	413	3	—	61	—	(11)	—	(16)	450	—
Commercial mortgage-backed	129	1	5	73	—	(7)	—	(24)	177	—
Other asset-backed	368	3	1	136	(99)	(13)	—	—	396	—
Total asset-backed	910	7	6	270	(99)	(31)	—	(40)	1,023	—
Redeemable preferred stock	26	—	—	—	—	—	—	—	26	—
Total fixed maturity securities	1,251	4	8	465	(163)	(53)	26	(58)	1,480	(1)
Equity securities	34	(15)	1	—	—	—	—	(1)	19	(15)
Other invested assets, including derivatives, net	—	—	—	—	(1)	—	—	—	(1)	—
Short term investments	6	—	—	—	(1)	—	—	—	5	—
Life settlement contracts	100	7	—	—	—	(12)	—	—	95	—
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,393	$(4)	$9	$465	$(165)	$(65)	$26	$(59)	$1,600	$(16)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown in the Level 3 tables on the previous pages may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period. There were $23 million of transfers from Level 2 to Level 1 and $1 million of transfers from Level 1 to Level 2 during the three months ended March 31, 2014. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds, and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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
Assets and Liabilities Held for Sale on a Nonrecurring Basis
Assets and liabilities held for sale include assets and liabilities of CAC. These assets and liabilities are valued using the agreed upon transaction price for the sale of the common stock of CAC and are classified within Level 2 of the fair value hierarchy. See Notes A and M to the Condensed Consolidated Financial Statements for further discussion of the assets and liabilities classified as held for sale.
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

Assets (In millions)	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$116	Discounted cash flow	Credit spread	2% - 15% (4%)
Equity securities	$2	Market approach	Private offering price	$4,295 per share
Life settlement contracts	$87	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (191%)

Assets (In millions)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% - 20% (4%)
Equity securities	$10	Market approach	Private offering price	$360 - $4,268 per share ($1,148)
Life settlement contracts	$88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (192%)

For fixed maturity securities, an increase in the credit spread assumptions would result in a lower fair value measurement. For equity securities, an increase in the private offering price, earnings projections and earnings multiple would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are listed in the tables below.

March 31, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$22	$—	$—	$22	$22
Mortgage loans	495	—	—	510	510
Financial liabilities
Short term debt	$549	—	569	—	569
Long term debt	2,558	—	2,908	—	2,908

December 31, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$23	$—	$—	$23	$23
Mortgage loans	508	—	—	515	515
Financial liabilities
Premium deposits and annuity contracts	$57	$—	$—	$58	$58
Short term debt	549	—	575	—	575
Long term debt	2,011	—	2,328	—	2,328
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $74 million and $39 million for the three months ended March 31, 2014 and 2013. Catastrophe losses in the first quarter of 2014 related primarily to U.S. winter weather-related events.
Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments.
Net Prior Year Development

Three months ended March 31, 2014
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(2)	$17	$10	$—	$25
Pretax (favorable) unfavorable premium development	(8)	(19)	(4)	—	(31)
Total pretax (favorable) unfavorable net prior year development	$(10)	$(2)	$6	$—	$(6)

Three months ended March 31, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(15)	$(11)	$(1)	$1	$(26)
Pretax (favorable) unfavorable premium development	(8)	(10)	4	1	(13)
Total pretax (favorable) unfavorable net prior year development	$(23)	$(21)	$3	$2	$(39)

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three months ended March 31, 2014 and 2013.

Three months ended March 31
(In millions)	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$1	$(3)
Other Professional Liability and Management Liability	(6)	(1)
Surety	1	1
Warranty	—	—
Other	2	(12)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(2)	$(15)
2014
Favorable development for other professional liability and management liability was related to better than expected loss emergence in accident years 2004 and prior.
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

.

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three months ended March 31, 2014 and 2013.

Three months ended March 31
(In millions)	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$20	$(5)
General Liability	(5)	(21)
Workers' Compensation	10	25
Property and Other	(8)	(10)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$17	$(11)
2014
Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected loss emergence in accident years 2010 and 2011.
Unfavorable development for workers' compensation was primarily due to the recognition of losses related to favorable premium development in accident year 2013.
2013
Favorable development in the general liability coverages was primarily due to better than expected loss emergence in accident years 2002 and prior.
Unfavorable development for workers' compensation was primarily due to higher than expected large losses and increased severity in the state of California in accident year 2010.

Hardy
The following table provides further detail of the development recorded for the Hardy segment for the three months ended March 31, 2014 and 2013.

Three months ended March 31
(In millions)	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Marine and Aviation	$5	$(1)
Non-Marine Property	(2)	—
Property Treaty	(2)	—
Specialty	(1)	—
Commutations	10	—
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$10	$(1)
2014
Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance.

Note G. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Three months ended March 31
(In millions)	2014	2013
Pension cost (benefit)
Service cost	$3	$3
Interest cost on projected benefit obligation	33	30
Expected return on plan assets	(48)	(45)
Amortization of net actuarial (gain) loss	6	12
Net periodic pension cost (benefit)	$(6)	$—

Postretirement cost (benefit)
Amortization of prior service credit	$(4)	$(4)
Net periodic postretirement cost (benefit)	$(4)	$(4)
Note I. Other Intangible Assets
Other intangible assets are presented in the following table.

		March 31, 2014		December 31, 2013
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$64	$64	$64	$63
Trade name	8 years	9	2	8	2
Distribution channel	15 years	13	1	13	1
Total finite-lived intangible assets		86	67	85	66
Indefinite-lived intangible assets:
Syndicate capacity		58		58
Agency force		16		16
Total indefinite-lived intangible assets		74		74
Total other intangible assets		$160	$67	$159	$66
For the three months ended March 31, 2014 and 2013, amortization expense of $1 million and $9 million was included in Amortization of deferred acquisition costs and for the three months ended March 31, 2013, $3 million was recorded in Other operating expenses in the Statement of Operations for the Hardy segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $1 million in 2015 and $2 million in years 2016, 2017 and 2018.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at March 31, 2014 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $77 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of March 31, 2014, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third-party loans was $702 million.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2014, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
As of March 31, 2014 and December 31, 2013, the Company had recorded liabilities of approximately $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

Note K. Business Segments
The Company's core property and casualty commercial insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2013. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves, deferred acquisition costs and goodwill are readily identifiable for all individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.
The results of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended March 31, 2014	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$748	$822	$98	$139	$—	$(1)	$1,806
Net investment income	151	198	1	171	5	—	526
Other revenues	68	9	1	5	2	—	85
Total operating revenues	967	1,029	100	315	7	(1)	2,417
Claims, Benefits and Expenses
Net incurred claims and benefits	480	622	38	306	(3)	—	1,443
Policyholders’ dividends	1	2	—	—	—	—	3
Amortization of deferred acquisition costs	153	140	28	8	—	—	329
Other insurance related expenses	72	139	20	32	—	(1)	262
Other expenses	61	11	4	1	51	—	128
Total claims, benefits and expenses	767	914	90	347	48	(1)	2,165
Operating income (loss) before income tax	200	115	10	(32)	(41)	—	252
Income tax (expense) benefit on operating income (loss)	(66)	(37)	(3)	30	14	—	(62)
Net operating income (loss)	134	78	7	(2)	(27)	—	190
Net realized investment gains (losses), pretax	12	12	—	16	6	—	46
Income tax (expense) benefit on net realized investment gains (losses)	(4)	(4)	—	(6)	(2)	—	(16)
Net realized investment gains (losses)	8	8	—	10	4	—	30
Net income (loss) from continuing operations	$142	$86	$7	$8	$(23)	$—	$220

March 31, 2014
(In millions)
Reinsurance receivables	$555	$1,050	$153	$401	$2,940	$—	$5,099
Insurance receivables	$794	$1,134	$191	$10	$3	$—	$2,132
Deferred acquisition costs	$326	$273	$53	$—	$—	$—	$652
Goodwill	$117	$—	$38	$—	$—	$—	$155
Insurance reserves
Claim and claim adjustment expenses	$6,786	$10,574	$377	$3,085	$3,111	$—	$23,933
Unearned premiums	1,863	1,583	250	142	—	—	3,838
Future policy benefits	—	—	—	8,254	—	—	8,254
Policyholders’ funds	9	17	—	—	—	—	26

Three months ended March 31, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$723	$837	$64	$141	$—	$(1)	$1,764
Net investment income	170	250	1	162	8	—	591
Other revenues	60	10	1	3	3	—	77
Total operating revenues	953	1,097	66	306	11	(1)	2,432
Claims, Benefits and Expenses
Net incurred claims and benefits	465	600	31	293	4	—	1,393
Policyholders’ dividends	1	2	—	—	—	—	3
Amortization of deferred acquisition costs	150	149	21	8	—	—	328
Other insurance related expenses	71	143	16	32	—	(1)	261
Other expenses	54	9	7	5	46	—	121
Total claims, benefits and expenses	741	903	75	338	50	(1)	2,106
Operating income (loss) before income tax	212	194	(9)	(32)	(39)	—	326
Income tax (expense) benefit on operating income (loss)	(72)	(69)	1	26	13	—	(101)
Net operating income (loss)	140	125	(8)	(6)	(26)	—	225
Net realized investment gains (losses), pretax	3	4	1	9	6	—	23
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(1)	—	(3)	(2)	—	(7)
Net realized investment gains (losses)	2	3	1	6	4	—	16
Net income (loss) from continuing operations	$142	$128	$(7)	$—	$(22)	$—	$241

December 31, 2013
(In millions)
Reinsurance receivables	$546	$1,075	$197	$1,203	$3,067	$—	$6,088
Insurance receivables	$775	$1,099	$176	$11	$2	$—	$2,063
Deferred acquisition costs	$318	$257	$49	$—	$—	$—	$624
Goodwill	$117	$—	$38	$—	$—	$—	$155
Insurance reserves
Claim and claim adjustment expenses	$6,689	$10,649	$386	$3,058	$3,307	$—	$24,089
Unearned premiums	1,805	1,536	249	128	—	—	3,718
Future policy benefits	—	—	—	10,471	—	—	10,471
Policyholders’ funds	9	15	—	92	—	—	116

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Three months ended March 31
(In millions)	2014	2013
CNA Specialty
International	$64	$59
Management & Professional Liability	704	700
Surety	122	116
Warranty & Alternative Risks	89	81
CNA Specialty revenues	979	956
CNA Commercial
Commercial Insurance	762	826
International	95	93
Small Business	184	182
CNA Commercial revenues	1,041	1,101
Hardy revenues	100	67
Life & Group Non-Core revenues	331	315
Corporate & Other Non-Core revenues	13	17
Eliminations	(1)	(1)
Total revenues	$2,463	$2,455

Note L. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2014	$26	$692	$—	$(426)	$150	$442
Transfer to net assets held for sale	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	12	264	8	—	(8)	276
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(14), $0, $1, $0, and $(13)	—	27	—	(1)	—	26
Other comprehensive income (loss) after tax (expense) benefit of $(6), $(127), $(5), $(1), $0 and $(139)	12	237	8	1	(8)	250
Balance at March 31, 2014	$33	$912	$30	$(425)	$142	$692

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2013	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	14	(49)	—	(61)	(96)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(6), $3, $0, and $(3)	—	13	(5)	—	8
Other comprehensive income (loss) after tax (expense) benefit of $(7), $35, $(3), $0, and $25	14	(62)	5	(61)	(104)
Balance at March 31, 2013	$34	$1,309	$(716)	$100	$727
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note M. Assets and Liabilities Held for Sale and Discontinued Operations

The results of discontinued operations reflected in the Condensed Consolidated Statements of Operations were as follows:

Three months ended March 31
(In millions)	2014	2013
Revenues
Net investment income	$41	$42
Net realized investment gains	1	5
Other revenues	—	1
Total revenues	42	48
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	31	33
Other operating expenses	1	1
Total claims, benefits and expenses	32	34
Income before income tax	10	14
Income tax expense	(3)	(5)
Income from operations of discontinued operations, net of income tax	7	9
Impairment loss on sale, net of income tax benefit of $41 and -	(214)	—
(Loss) income from discontinued operations	$(207)	$9

The following table presents the detailed assets and liabilities held for sale as of March 31, 2014:

(In millions)	2014
Assets
Investments:
Fixed maturity securities at fair value	$2,684
Equity securities at fair value	16
Other invested assets	1
Short term investments	36
Total investments	2,737
Cash	14
Reinsurance receivables	787
Other assets	55
Separate account business	148
Assets held for sale	3,741
Less: Impairment on sale	(255)
Total assets held for sale	$3,486
Liabilities
Insurance reserves	$3,017
Other liabilities	85
Separate account business	148
Total liabilities held for sale	$3,250

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.
We utilize the net operating income financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1. In the evaluation of the results of our CNA Specialty, CNA Commercial and Hardy segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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
Sale of CAC
On February 10, 2014, the Company entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business, through the sale of the common stock of CAC. The business being sold, which was previously reported within the Life & Group Non-Core segment, is now reported as discontinued operations and assets and liabilities held for sale.
In connection with the pending sale, the Company recorded an estimated after-tax impairment loss of $214 million, which is reflected in (Loss) income from discontinued operations. Further information on the sale is provided in Notes A and M to the Condensed Consolidated Financial Statements.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Three months ended March 31
(In millions)	2014	2013
Operating Revenues
Net earned premiums	$1,806	$1,764
Net investment income	526	591
Other revenues	85	77
Total operating revenues	2,417	2,432
Claims, Benefits and Expenses
Net incurred claims and benefits	1,443	1,393
Policyholders' dividends	3	3
Amortization of deferred acquisition costs	329	328
Other insurance related expenses	262	261
Other expenses	128	121
Total claims, benefits and expenses	2,165	2,106
Operating income before income tax	252	326
Income tax expense on operating income	(62)	(101)
Net operating income	190	225
Net realized investment gains, pretax	46	23
Income tax expense on net realized investment gains	(16)	(7)
Net realized investment gains	30	16
Income from continuing operations	220	241
(Loss) income from discontinued operations, net of tax	(207)	9
Net income	$13	$250
Income from continuing operations decreased $21 million for the three months ended March 31, 2014 as compared with the same period in 2013. Lower net operating income was partially offset by higher net realized investment gains.
Net realized investment gains increased $14 million for the three months ended March 31, 2014 as compared with the same period in 2013. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $35 million for the three months ended March 31, 2014 as compared with the same period in 2013. Net operating income decreased $38 million for our core segments, CNA Specialty, CNA Commercial and Hardy. This decrease was due to lower net investment income, higher catastrophe losses and lower favorable net prior year development. These unfavorable items were partially offset by improved non-catastrophe current accident year underwriting results. After-tax catastrophe losses were $48 million for the three months ended March 31, 2014 as compared with $25 million for the same period in 2013. Net operating results improved $3 million for our non-core segments, primarily related to results in our Life & Group Non-Core segment. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $6 million and $39 million was recorded for the three months ended March 31, 2014 and 2013 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended March 31, 2014 and 2013 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Net earned premiums increased $42 million for the three months ended March 31, 2014 as compared with the same period in 2013, driven by increases in CNA Specialty and Hardy. See the Segment Results section of this MD&A for further discussion.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Three months ended March 31
(In millions, except ratios)	2014	2013
Net written premiums	$796	$803
Net earned premiums	748	723
Net investment income	151	170
Net operating income	134	140
Net realized investment gains	8	2
Net income	142	142
Ratios
Loss and loss adjustment expense	64.2%	64.3%
Expense	30.1	30.5
Dividend	0.1	0.2
Combined	94.4%	95.0%
Net written premiums for CNA Specialty for the three months ended March 31, 2014 were consistent with the same period in 2013. Net earned premiums increased $25 million as compared with the same period in 2013, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 4% for the three months ended March 31, 2014, as compared with an increase of 7% for the three months ended March 31, 2013, for the policies that renewed in each period. Retention of 85% and 86% was achieved in each respective period.
Net operating income decreased $6 million for the three months ended March 31, 2014 as compared with the same period in 2013. This decrease was primarily due to lower net investment income, partially offset by improved underwriting results.
The combined ratio improved 0.6 points for the three months ended March 31, 2014 as compared with the same period in 2013. The loss ratio improved 0.1 points, due to an improved non-catastrophe current accident year loss ratio, substantially offset by lower favorable net prior year development and higher catastrophe losses. Catastrophe losses were $11 million, or 1.4 points of the loss ratio, for the three months ended March 31, 2014, as compared with $1 million, or 0.2 points of the loss ratio, for the three months ended March 31, 2013. The expense ratio decreased 0.4 points for the three months ended March 31, 2014 as compared with the same period in 2013, driven by a higher net earned premium base.
Favorable net prior year development of $10 million and $23 million was recorded for the three months ended March 31, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2014 and December 31, 2013 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	March 31, 2014	December 31, 2013
(In millions)
Gross Case Reserves	$2,308	$2,270
Gross IBNR Reserves	4,478	4,419
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,786	$6,689
Net Case Reserves	$2,063	$2,024
Net IBNR Reserves	4,174	4,142
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,237	$6,166

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Three months ended March 31
(In millions, except ratios)	2014	2013
Net written premiums	$899	$918
Net earned premiums	822	837
Net investment income	198	250
Net operating income	78	125
Net realized investment gains	8	3
Net income	86	128
Ratios
Loss and loss adjustment expense	75.5%	71.7%
Expense	34.0	35.0
Dividend	0.3	0.1
Combined	109.8%	106.8%
Net written premiums for CNA Commercial decreased $19 million for the three months ended March 31, 2014 as compared with the same period in 2013, primarily driven by previous underwriting actions taken in certain business classes. These underwriting actions were partially offset by continued strong rate increases. Net earned premiums decreased $15 million for the three months ended March 31, 2014 as compared with the same period in 2013, consistent with the decrease in net written premiums over recent quarters.
CNA Commercial's average rate increased 6% for the three months ended March 31, 2014, as compared with an increase of 9% for the three months ended March 31, 2013 for the policies that renewed in each period. Retention of 75% and 78% was achieved in each respective period.
Net income decreased $42 million for the three months ended March 31, 2014 as compared with the same period in 2013. This decrease was primarily due to lower net operating income.
Net operating income decreased $47 million for the three months ended March 31, 2014 as compared with the same period in 2013. This decrease was due to lower net investment income, higher catastrophe losses and lower favorable net prior year development. These unfavorable items were partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio increased 3.0 points for the three months ended March 31, 2014 as compared with the same period in 2013. The loss ratio increased 3.8 points, primarily due to the impacts of higher catastrophe losses and lower favorable net prior year development, partially offset by an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $60 million, or 7.5 points of the loss ratio, for the three months ended March 31, 2014, as compared with $38 million, or 4.6 points of the loss ratio, for the three months ended March 31, 2013. The expense ratio decreased 1.0 point for the three months ended March 31, 2014 as compared with the same period in 2013, primarily due to lower underwriting expenses.
Favorable net prior year development of $2 million and $21 million was recorded for the three months ended March 31, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2014 and December 31, 2013 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2014	December 31, 2013
Gross Case Reserves	$5,855	$5,829
Gross IBNR Reserves	4,719	4,820
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$10,574	$10,649
Net Case Reserves	$5,391	$5,358
Net IBNR Reserves	4,185	4,269
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,576	$9,627

Hardy
The following table details the results of operations for Hardy.
Results of Operations

Three months ended March 31
(In millions, except ratios)	2014	2013
Net written premiums	$72	$55
Net earned premiums	98	64
Net investment income	1	1
Net operating income (loss)	7	(8)
Net realized investment gains	—	1
Net income (loss)	7	(7)
Ratios
Loss and loss adjustment expense	38.8%	48.7%
Expense	48.3	56.8
Dividend	—	—
Combined	87.1%	105.5%

Net written premiums for Hardy increased $17 million for the three months ended March 31, 2014 as compared with the same period in 2013, helped by reduced reinsurance cost as well as modest organic business growth. Net earned premiums increased $34 million as compared with the same period in 2013. For the three months ended March 31, 2013, a third-party capital provider had a 15% share of the 2012 year of account, which was later commuted in 2013.
Hardy's average rate decreased 3% for the three months ended March 31, 2014, as compared with an increase of 1% for the three months ended March 31, 2013 for the policies that renewed in the period. Retention of 77% and 71% was achieved in each respective period.
Net results increased $14 million for the three months ended March 31, 2014 as compared with the same period in 2013. This increase was primarily due to higher net operating income.
Net operating income increased $15 million for the three months ended March 31, 2014 as compared with the same period in 2013, due to improved underwriting results. Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance.
The combined ratio improved 18.4 points for the three months ended March 31, 2014 as compared with the same period in 2013. The loss ratio improved 9.9 points, due to the favorable impact of commutations and an improved current accident year loss ratio. The expense ratio improved 8.5 points, primarily due to a higher net earned premium base, despite the unfavorable effect from certain legal and severance expenses.
Unfavorable net prior year development of $6 million and $3 million was recorded for the three months ended March 31, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item I.

The following table summarizes the gross and net carried reserves as of March 31, 2014 and December 31, 2013 for Hardy.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2014	December 31, 2013
Gross Case Reserves	$268	$275
Gross IBNR Reserves	109	111
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$377	$386
Net Case Reserves	$170	$159
Net IBNR Reserves	71	75
Total Net Carried Claim and Claim Adjustment Expense Reserves	$241	$234

Life & Group Non-Core
The Life and Group Non-Core segment primarily includes the results of our individual and group long term care business, as well as closed blocks of structured settlement liabilities, group accident and health reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. Our group long term care business, while considered non-core, continues to accept new employees in existing groups.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Three months ended March 31
(In millions)	2014	2013
Net earned premiums	$139	$141
Net investment income	171	162
Net operating loss	(2)	(6)
Net realized investment gains	10	6
Net income	8	—
Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended March 31, 2014 as compared with the same period in 2013. Net earned premiums relate to the individual and group long term care business.
Net operating loss decreased $4 million for the three months ended March 31, 2014 as compared with the same period in 2013, primarily driven by higher net investment income due to a higher invested asset base. Our long term care business was favorably affected by rate increase actions in the current period, while morbidity was less favorable and persistency unfavorable.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Three months ended March 31
(In millions)	2014	2013
Net investment income	$5	$8
Net operating loss	(27)	(26)
Net realized investment gains	4	4
Net loss	(23)	(22)
Results in 2014 included modestly higher interest expense from a new debt issuance in February 2014, in advance of the December 2014 maturity of our existing debt.
No net prior year development was recorded for the three months ended March 31, 2014. Unfavorable net prior year development of $2 million was recorded for the three months ended March 31, 2013.
The following table summarizes the gross and net carried reserves as of March 31, 2014 and December 31, 2013 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	March 31, 2014	December 31, 2013
Gross Case Reserves	$1,011	$1,140
Gross IBNR Reserves	2,100	2,167
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,111	$3,307
Net Case Reserves	$159	$283
Net IBNR Reserves	182	184
Total Net Carried Claim and Claim Adjustment Expense Reserves	$341	$467

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Three months ended March 31
(In millions)	2014	2013
Fixed maturity securities:
Taxable	$352	$388
Tax-exempt	100	69
Total fixed maturity securities	452	457
Limited partnership investments	73	131
Other, net of investment expense	1	3
Pretax net investment income	$526	$591
After-tax net investment income	$371	$405

Effective income yield for the fixed maturity securities portfolio, pretax	4.9%	5.0%
Effective income yield for the fixed maturity securities portfolio, after-tax	3.5%	3.5%
After-tax net investment income for the three months ended March 31, 2014 decreased $34 million as compared with the same period in 2013. The decrease was driven by a decrease in limited partnership investment income.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Three months ended March 31
(In millions)	2014	2013
Fixed maturity securities:
Corporate and other bonds	$14	$26
States, municipalities and political subdivisions	23	(2)
Asset-backed	1	3
Total fixed maturity securities	38	27
Equity securities	5	(13)
Derivative securities	—	2
Short term investments and other	3	7
Net realized investment gains (losses), pretax	46	23
Income tax (expense) benefit on net realized investment gains (losses)	(16)	(7)
Net realized investment gains (losses)	$30	$16
Net realized investment gains increased $14 million for three months ended March 31, 2014 as compared with the same period in 2013, driven by lower OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% of which were rated as investment grade (rated BBB- or higher) at March 31, 2014 and December 31, 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. At March 31, 2014 and December 31, 2013, approximately 99% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

	March 31, 2014		December 31, 2013
(In millions)		%		%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,620	9%	$3,683	9%
AAA rated	2,831	7	2,776	7
AA and A rated	19,743	50	20,353	49
BBB rated	10,262	26	11,171	27
Non-investment grade	2,959	8	3,250	8
Total	$39,415	100%	$41,233	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity securities was $2,791 million and $3,097 million at March 31, 2014 and December 31, 2013. The following table summarizes the ratings of these securities at fair value.
Non-investment Grade

	March 31, 2014		December 31, 2013
(In millions)		%		%
BB	$1,186	40%	$1,393	43%
B	904	31	967	30
CCC - C	634	21	649	20
D	235	8	241	7
Total	$2,959	100%	$3,250	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of March 31, 2014.
Gross Unrealized Losses by Ratings Distribution

March 31, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$819	14%	$54	20%
AAA	529	10	15	6
AA	1,375	24	117	44
A	1,044	18	26	9
BBB	1,434	25	41	15
Non-investment grade	487	9	15	6
Total	$5,688	100%	$268	100%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

March 31, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$142	3%	$2	1%
Due after one year through five years	1,060	19	29	11
Due after five years through ten years	2,640	46	94	35
Due after ten years	1,846	32	143	53
Total	$5,688	100%	$268	100%

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
A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the liabilities in the Life & Group Non-Core segment including long term care products and structured settlements.
The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

	March 31, 2014		December 31, 2013
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$13,174	11.5	$15,009	11.3
Other interest sensitive investments	28,017	4.3	27,766	4.4
Total	$41,191	6.6	$42,775	6.9
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	March 31, 2014	December 31, 2013
(In millions)
Short term investments:
Commercial paper	$637	$549
U.S. Treasury securities	1,190	636
Money market funds	124	94
Other	119	128
Total short term investments	$2,070	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2014, net cash provided by operating activities was $168 million as compared with $191 million for the same period in 2013. Cash provided by operating activities reflected increased tax and claim payments, as well as increased receipts relating to returns on limited partnerships. Additionally, cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities. During 2014, cash flows related to operating activities were increased by $21 million as compared to a decrease of $48 million during 2013 related to trading activity.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the three months ended March 31, 2014, net cash used by investing activities was $354 million as compared with net cash used of $161 million for the same period in 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the three months ended March 31, 2014, net cash provided by financing activities was $210 million as compared with net cash used of $56 million for the same period in 2013. In the first quarter of 2014 we issued $550 million of 3.95% senior notes due May 15, 2024 and invested the proceeds in short-term interest bearing securities. We intend to use the proceeds to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of the 5.85% senior notes due December 15, 2014.
Common Stock Dividends
A quarterly dividend of $0.25 per share and a special dividend of $1.00 per share of our common stock were declared and paid in the first quarter 2014. On April 25, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share, payable May 28, 2014 to stockholders of record on May 12, 2014. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
Liquidity
We believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago.
During the first quarter of 2014, Continental Casualty Company (CCC) paid a dividend of $350 million to CNAF. As of March 31, 2014, CCC is able to pay approximately $464 million of dividends during the remainder of 2014 that would not be subject to the prior approval of the Illinois Department of Insurance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2014. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of March 31, 2014, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2014.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: April 29, 2014	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE