Form 10-Q
period 2014-06-30
CNA FINANCIAL CORP
filed 2014-08-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, Par value $2.50	269,946,268

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2014	2013	2014	2013
Revenues
Net earned premiums	$1,811	$1,800	$3,617	$3,564
Net investment income	550	534	1,076	1,125
Net realized investment gains (losses):
Other-than-temporary impairment losses	(5)	(16)	(7)	(34)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	—	—	—
Net other-than-temporary impairment losses recognized in earnings	(5)	(16)	(7)	(34)
Other net realized investment gains (losses)	(9)	2	39	43
Net realized investment gains (losses)	(14)	(14)	32	9
Other revenues	93	130	178	207
Total revenues	2,440	2,450	4,903	4,905
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,441	1,485	2,887	2,881
Amortization of deferred acquisition costs	335	335	664	663
Other operating expenses	254	319	600	659
Interest	46	41	90	83
Total claims, benefits and expenses	2,076	2,180	4,241	4,286
Income from continuing operations before income tax	364	270	662	619
Income tax expense	(103)	(80)	(181)	(188)
Income from continuing operations	261	190	481	431
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(1), $(2), $37, and $(7)	6	4	(201)	13
Net income	$267	$194	$280	$444

Basic Earnings Per Share
Income from continuing operations	$0.97	$0.71	$1.78	$1.60
Income (loss) from discontinued operations	0.02	0.01	(0.74)	0.05
Basic earnings per share	$0.99	$0.72	$1.04	$1.65

Diluted Earnings Per Share
Income from continuing operations	$0.97	$0.71	$1.78	$1.60
Income (loss) from discontinued operations	0.01	0.01	(0.75)	0.04
Diluted earnings per share	$0.98	$0.72	$1.03	$1.64

Dividends per share	$0.25	$0.20	$1.50	$0.40

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.9	269.7	269.9	269.6
Diluted	270.6	270.1	270.5	270.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$2	$(8)	$14	$6
Net unrealized gains (losses) on other investments	270	(585)	507	(647)
Net unrealized gains (losses) on investments	272	(593)	521	(641)
Net unrealized gains on discontinued operations	7	—	15	—
Foreign currency translation adjustment	42	(13)	34	(74)
Pension and postretirement benefits	(51)	5	(50)	10
Other comprehensive income (loss), net of tax	270	(601)	520	(705)
Net income	267	194	280	444
Total comprehensive income (loss)	$537	$(407)	$800	$(261)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,212 and $39,311)	$40,468	$41,233
Equity securities at fair value (cost of $175 and $179)	194	185
Limited partnership investments	2,831	2,720
Other invested assets	45	54
Mortgage loans	518	508
Short term investments	2,024	1,407
Total investments	46,080	46,107
Cash	204	195
Reinsurance receivables (less allowance for uncollectible receivables of $65 and $71)	5,050	6,017
Insurance receivables (less allowance for uncollectible receivables of $73 and $84)	2,142	1,979
Accrued investment income	411	443
Deferred acquisition costs	650	624
Deferred income taxes	—	220
Property and equipment at cost (less accumulated depreciation of $365 and $365)	289	304
Goodwill	156	155
Assets held for sale	3,593	—
Other assets	862	969
Separate account business	—	181
Total assets	$59,437	$57,194
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,996	$24,089
Unearned premiums	3,851	3,718
Future policy benefits	8,696	10,471
Policyholders’ funds	27	116
Short term debt	549	549
Long term debt	2,558	2,011
Deferred income taxes	94	—
Liabilities held for sale	3,343	—
Other liabilities (includes $68 and $178 due to Loews Corporation)	3,249	3,408
Separate account business	—	181
Total liabilities	46,363	44,543
Commitments and contingencies (Notes C, G and J)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,946,268 and 269,717,583 shares outstanding)	683	683
Additional paid-in capital	2,146	2,145
Retained earnings	9,369	9,495
Accumulated other comprehensive income	962	442
Treasury stock (3,093,975 and 3,322,660 shares), at cost	(85)	(91)
Notes receivable for the issuance of common stock	(1)	(23)
Total stockholders’ equity	13,074	12,651
Total liabilities and stockholders' equity	$59,437	$57,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2014	2013
Cash Flows from Operating Activities
Net income	$280	$444
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss on pending sale of subsidiary	255	—
Deferred income tax expense	48	122
Trading portfolio activity	17	(7)
Net realized investment gains	(34)	(14)
Equity method investees	75	(151)
Amortization of investments	—	(14)
Depreciation and amortization	42	58
Changes in:
Receivables, net	6	(83)
Accrued investment income	(3)	(12)
Deferred acquisition costs	(10)	(43)
Insurance reserves	234	198
Other assets	(50)	(69)
Other liabilities	(201)	134
Other, net	(72)	6
Total adjustments	307	125
Net cash flows provided by operating activities	587	569
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,919	3,143
Fixed maturity securities - maturities, calls and redemptions	1,954	1,820
Equity securities	14	60
Limited partnerships	118	77
Mortgage loans	33	18
Purchases:
Fixed maturity securities	(4,921)	(5,656)
Equity securities	(11)	(33)
Limited partnerships	(109)	(103)
Mortgage loans	(43)	(54)
Change in other investments	10	—
Change in short term investments	(678)	293
Purchases of property and equipment	(27)	(42)
Other, net	7	6
Net cash flows used by investing activities	(734)	(471)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Six months ended June 30
(In millions)	2014	2013
Cash Flows from Financing Activities
Dividends paid to common stockholders	(406)	(108)
Proceeds from the issuance of debt	546	—
Stock options exercised	4	1
Other, net	19	(20)
Net cash flows provided (used) by financing activities	163	(127)
Effect of foreign exchange rate changes on cash	2	(6)
Transfer of cash to assets held for sale	(9)	—
Net change in cash	9	(35)
Cash, beginning of year	195	156
Cash, end of period	$204	$121
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Six months ended June 30
(In millions)	2014	2013
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,145	2,146
Stock-based compensation	1	(6)
Balance, end of period	2,146	2,140
Retained Earnings
Balance, beginning of period	9,495	8,774
Dividends paid to common stockholders	(406)	(108)
Net income	280	444
Balance, end of period	9,369	9,110
Accumulated Other Comprehensive Income
Balance, beginning of period	442	831
Other comprehensive income (loss)	520	(705)
Balance, end of period	962	126
Treasury Stock
Balance, beginning of period	(91)	(99)
Stock-based compensation	6	8
Balance, end of period	(85)	(91)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(23)	(21)
Decrease (increase) in notes receivable for common stock	22	(3)
Balance, end of period	(1)	(24)
Total Stockholders’ Equity	$13,074	$11,944
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2014.
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
The interim financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Sale of Continental Assurance Company (CAC)
On February 10, 2014, the Company entered into a definitive agreement to sell the majority of its run-off annuity and pension deposit business through the sale of the common stock of CAC. The sale closed on August 1, 2014. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations and assets and liabilities held for sale. The Company has elected not to present these assets and liabilities as held for sale on the comparative Condensed Consolidated Balance Sheet. Further information on the assets and liabilities held for sale and discontinued operations is provided in Note M to the Condensed Consolidated Financial Statements.
The definitive agreement includes a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The assets and liabilities related to the coinsurance agreement do not qualify as held for sale presentation, therefore they are not reflected as held for sale on the Condensed Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2014 , approximately 622 thousand and 644 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 180 thousand and 110 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities	$451	$454	$903	$911
Short term investments	—	1	1	2
Limited partnership investments	97	79	170	210
Equity securities	3	3	5	6
Mortgage loans	9	6	15	11
Trading portfolio	3	5	6	10
Other	1	—	3	1
Gross investment income	564	548	1,103	1,151
Investment expense	(14)	(14)	(27)	(26)
Net investment income	$550	$534	$1,076	$1,125
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$20	$33	$73	$72
Gross realized losses	(39)	(40)	(54)	(52)
Net realized investment gains (losses) on fixed maturity securities	(19)	(7)	19	20
Equity securities:
Gross realized gains	—	5	5	7
Gross realized losses	—	(7)	—	(22)
Net realized investment gains (losses) on equity securities	—	(2)	5	(15)
Derivatives	1	(5)	1	(3)
Short term investments and other	4	—	7	7
Net realized investment gains (losses)	$(14)	$(14)	$32	$9

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2	$5	$3	$8
Asset-backed:
Residential mortgage-backed	1	3	2	3
Other asset-backed	1	1	1	1
Total asset-backed	2	4	3	4
Total fixed maturity securities available-for-sale	4	9	6	12
Equity securities available-for-sale:
Common stock	1	2	1	2
Preferred stock	—	5	—	20
Total equity securities available-for-sale	1	7	1	22
Net OTTI losses recognized in earnings	$5	$16	$7	$34

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

June 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,276	$1,852	$30	$19,098	$—
States, municipalities and political subdivisions	11,215	1,178	70	12,323	—
Asset-backed:
Residential mortgage-backed	4,882	202	14	5,070	(51)
Commercial mortgage-backed	1,999	107	7	2,099	(3)
Other asset-backed	1,172	16	3	1,185	—
Total asset-backed	8,053	325	24	8,354	(54)
U.S. Treasury and obligations of government-sponsored enterprises	61	6	1	66	—
Foreign government	533	18	1	550	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,177	3,382	126	40,433	$(54)
Total fixed maturity securities trading	35	—	—	35
Equity securities available-for-sale:
Common stock	46	14	—	60
Preferred stock	129	5	—	134
Total equity securities available-for-sale	175	19	—	194
Total	$37,387	$3,401	$126	$40,662

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,352	$1,645	$135	$20,862	$—
States, municipalities and political subdivisions	11,281	548	272	11,557	—
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955	—
Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144	—
Foreign government	531	15	3	543	—
Redeemable preferred stock	92	10	—	102	—
Total fixed maturity securities available-for-sale	39,275	2,450	528	41,197	$(40)
Total fixed maturity securities trading	36	—	—	36
Equity securities available-for-sale:
Common stock	36	9	—	45
Preferred stock	143	1	4	140
Total equity securities available-for-sale	179	10	4	185
Total	$39,490	$2,460	$532	$41,418

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At June 30, 2014 and December 31, 2013, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $937 million and $532 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
June 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$813	$12	$548	$18	$1,361	$30
States, municipalities and political subdivisions	316	2	587	68	903	70
Asset-backed:
Residential mortgage-backed	125	1	332	13	457	14
Commercial mortgage-backed	205	2	171	5	376	7
Other asset-backed	269	3	12	—	281	3
Total asset-backed	599	6	515	18	1,114	24
U.S. Treasury and obligations of government-sponsored enterprises	2	1	4	—	6	1
Foreign government	39	1	9	—	48	1
Total fixed maturity securities available-for-sale	1,769	22	1,663	104	3,432	126
Equity securities available-for-sale:
Preferred stock	10	—	2	—	12	—
Total	$1,779	$22	$1,665	$104	$3,444	$126

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22	—	—	640	22
Other asset-backed	269	3	—	—	269	3
Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1	—	—	13	1
Foreign government	111	3	—	—	111	3
Total fixed maturity securities available-for-sale	9,169	384	544	144	9,713	528
Equity securities available-for-sale:
Preferred stock	87	4	—	—	87	4
Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2014 Securities in a Gross Unrealized Loss Position table above, are primarily attributable to broader economic conditions, changes in interest rates and credit spreads, market illiquidity and other market factors, but are not indicative of the ultimate collectibility of the current amortized cost of the securities. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2014.
The following table summarizes the activity for the three and six months ended June 30, 2014 and 2013 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at June 30, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Beginning balance of credit losses on fixed maturity securities	$69	$92	$74	$95
Additional credit losses for securities for which an OTTI loss was previously recognized	—	1	—	1
Reductions for securities sold during the period	(3)	(4)	(5)	(7)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	(3)	—
Ending balance of credit losses on fixed maturity securities	$66	$89	$66	$89
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	June 30, 2014		December 31, 2013
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,832	$2,883	$2,420	$2,455
Due after one year through five years	9,251	9,893	9,496	10,068
Due after five years through ten years	11,206	11,792	11,667	11,954
Due after ten years	13,888	15,865	15,692	16,720
Total	$37,177	$40,433	$39,275	$41,197
Investment Commitments
As of June 30, 2014, the Company had committed approximately $348 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of June 30, 2014, the Company had mortgage loan commitments of $40 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of June 30, 2014, the Company had commitments to purchase or fund additional amounts of $244 million and sell $158 million under the terms of such securities.

Note D. Derivative Financial Instruments
Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net at June 30, 2014 and December 31, 2013. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

June 30, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Currency forwards	$6	$—	$—
Equity warrants	5	—	—
Total	$11	$—	$—

December 31, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Equity warrants	$5	$—	$—

During the three and six months ended June 30, 2014, new derivative transactions entered into totaled $181 million and $248 million in notional value while derivative termination activity totaled $175 million and $242 million. This activity was primarily attributable to forward commitments for mortgage-backed securities as well as interest rate futures. During the three and six months ended June 30, 2013, new derivative transactions entered into totaled $1,443 million and $2,047 million in notional value while derivative termination activity totaled $1,523 million and $2,065 million. This activity was attributable to forward commitments for mortgage-backed securities, interest rate futures and foreign currency forwards.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized below.

June 30, 2014				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$34	$18,891	$194	$19,119
States, municipalities and political subdivisions	—	12,258	79	12,337
Asset-backed:
Residential mortgage-backed	—	4,885	185	5,070
Commercial mortgage-backed	—	2,040	59	2,099
Other asset-backed	—	559	626	1,185
Total asset-backed	—	7,484	870	8,354
U.S. Treasury and obligations of government-sponsored enterprises	62	4	—	66
Foreign government	60	490	—	550
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	186	39,139	1,143	40,468
Equity securities	137	55	2	194
Other invested assets	—	45	—	45
Short term investments	1,323	606	—	1,929
Life settlement contracts, included in Other assets	—	—	86	86
Total recurring basis assets	1,646	39,845	1,231	42,722
Assets held for sale - nonrecurring basis	—	3,593	—	3,593
Total assets	$1,646	$43,438	$1,231	$46,315
Liabilities
Liabilities held for sale - nonrecurring basis	$—	$3,343	$—	$3,343
Total liabilities	$—	$3,343	$—	$3,343

December 31, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$33	$20,661	$204	$20,898
States, municipalities and political subdivisions	—	11,486	71	11,557
Asset-backed:
Residential mortgage-backed	—	4,640	331	4,971
Commercial mortgage-backed	—	1,912	151	2,063
Other asset-backed	—	509	446	955
Total asset-backed	—	7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28	—	144
Foreign government	81	462	—	543
Redeemable preferred stock	45	57	—	102
Total fixed maturity securities	275	39,755	1,203	41,233
Equity securities	126	48	11	185
Other invested assets	—	54	—	54
Short term investments	769	563	—	1,332
Life settlement contracts, included in Other assets	—	—	88	88
Separate account business	9	171	1	181
Total assets	$1,179	$40,591	$1,303	$43,073

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013.

Level 3 (In millions)	Balance at April 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2014 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$189	$1	$—	$21	$(6)	$(5)	$5	$(11)	$194	$—
States, municipalities and political subdivisions	86	1	1	1	(10)	—	—	—	79	—
Asset-backed:
Residential mortgage-backed	359	(24)	47	22	(174)	(19)	—	(26)	185	—
Commercial mortgage-backed	126	1	1	—	(60)	(1)	12	(20)	59	—
Other asset-backed	439	—	4	229	(28)	(18)	—	—	626	(1)
Total asset-backed	924	(23)	52	251	(262)	(38)	12	(46)	870	(1)
Total fixed maturity securities	1,199	(21)	53	273	(278)	(43)	17	(57)	1,143	(1)
Equity securities	2	—	—	—	—	—	—	—	2	—
Life settlement contracts	87	12	—	—	—	(13)	—	—	86	1
Total	$1,288	$(9)	$53	$273	$(278)	$(56)	$17	$(57)	$1,231	$—

Level 3 (In millions)	Balance at April 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$302	$1	$(3)	$13	$(73)	$(6)	$—	$(32)	$202	$(1)
States, municipalities and political subdivisions	129	—	4	37	(32)	(3)	5	—	140	—
Asset-backed:
Residential mortgage-backed	450	(1)	(1)	50	(10)	(21)	4	(43)	428	(2)
Commercial mortgage-backed	177	—	4	5	—	(2)	21	(40)	165	—
Other asset-backed	396	—	(3)	38	(33)	(11)	—	—	387	(1)
Total asset-backed	1,023	(1)	—	93	(43)	(34)	25	(83)	980	(3)
Redeemable preferred stock	26	—	(1)	—	—	—	—	—	25	—
Total fixed maturity securities	1,480	—	—	143	(148)	(43)	30	(115)	1,347	(4)
Equity securities	19	(5)	(1)	—	—	—	—	—	13	(5)
Other invested assets, including derivatives, net	(1)	—	—	—	—	1	—	—	—	—
Short term investments	5	—	—	—	(5)	—	—	—	—	—
Life settlement contracts	95	4	—	—	—	(8)	—	—	91	(1)
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,600	$(1)	$(1)	$143	$(153)	$(50)	$30	$(115)	$1,453	$(10)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013.

Level 3 (In millions)	Balance at January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2014 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$204	$2	$1	$26	$(10)	$(10)	$8	$(27)	$194	$—
States, municipalities and political subdivisions	71	1	2	1	(10)	—	14	—	79	—
Asset-backed:
Residential mortgage-backed	331	(23)	62	47	(174)	(40)	21	(39)	185	—
Commercial mortgage-backed	151	2	—	—	(60)	(2)	12	(44)	59	—
Other asset-backed	446	1	4	377	(111)	(90)	—	(1)	626	(1)
Total asset-backed	928	(20)	66	424	(345)	(132)	33	(84)	870	(1)
Total fixed maturity securities	1,203	(17)	69	451	(365)	(142)	55	(111)	1,143	(1)
Equity securities	11	3	(4)	—	(8)	—	—	—	2	—
Life settlement contracts	88	22	—	—	—	(24)	—	—	86	2
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$8	$65	$451	$(373)	$(166)	$55	$(112)	$1,231	$1

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at June 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at June 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$1	$(1)	$123	$(90)	$(26)	$26	$(50)	$202	$(2)
States, municipalities and political subdivisions	96	(3)	4	122	(79)	(5)	5	—	140	—
Asset-backed:
Residential mortgage-backed	413	2	(1)	111	(10)	(32)	4	(59)	428	(2)
Commercial mortgage-backed	129	1	9	78	—	(9)	21	(64)	165	—
Other asset-backed	368	3	(2)	174	(132)	(24)	—	—	387	(1)
Total asset-backed	910	6	6	363	(142)	(65)	25	(123)	980	(3)
Redeemable preferred stock	26	—	(1)	—	—	—	—	—	25	—
Total fixed maturity securities	1,251	4	8	608	(311)	(96)	56	(173)	1,347	(5)
Equity securities	34	(20)	—	—	—	—	—	(1)	13	(20)
Other invested assets, including derivatives, net	—	—	—	—	(1)	1	—	—	—	—
Short term investments	6	—	—	—	(6)	—	—	—	—	—
Life settlement contracts	100	11	—	—	—	(20)	—	—	91	(1)
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,393	$(5)	$8	$608	$(318)	$(115)	$56	$(174)	$1,453	$(26)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended June 30, 2014 there were $1 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the six months ended June 30, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Short Term Investments
Securities that are actively traded and have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Condensed Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
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

Assets (In millions)	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$115	Discounted cash flow	Credit spread	2% - 15% (4%)
Equity securities	$2	Market approach	Private offering price	$4,334 per share
Life settlement contracts	$86	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (194%)

Assets (In millions)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% - 20% (4%)
Equity securities	$10	Market approach	Private offering price	$360 - $4,268 per share ($1,148)
Life settlement contracts	$88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (192%)

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

June 30, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	518	—	—	540	540
Financial liabilities
Short term debt	$549	$—	$563	$—	$563
Long term debt	2,558	—	2,947	—	2,947

December 31, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$23	$—	$—	$23	$23
Mortgage loans	508	—	—	515	515
Financial liabilities
Premium deposits and annuity contracts	$57	$—	$—	$58	$58
Short term debt	549	—	575	—	575
Long term debt	2,011	—	2,328	—	2,328
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $56 million and $130 million for the three and six months ended June 30, 2014. Catastrophe losses in 2014 related primarily to U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $65 million and $104 million for the three and six months ended June 30, 2013.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments.
Net Prior Year Development

Three months ended June 30, 2014
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(55)	$79	$—	$—	$24
Pretax (favorable) unfavorable premium development	(1)	(5)	4	—	(2)
Total pretax (favorable) unfavorable net prior year development	$(56)	$74	$4	$—	$22

Three months ended June 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$27	$12	$(3)	$(5)
Pretax (favorable) unfavorable premium development	(5)	(5)	2	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(46)	$22	$14	$(3)	$(13)

Six months ended June 30, 2014
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(57)	$96	$10	$—	$49
Pretax (favorable) unfavorable premium development	(9)	(24)	—	—	(33)
Total pretax (favorable) unfavorable net prior year development	$(66)	$72	$10	$—	$16

Six months ended June 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(56)	$16	$11	$(2)	$(31)
Pretax (favorable) unfavorable premium development	(13)	(15)	6	1	(21)
Total pretax (favorable) unfavorable net prior year development	$(69)	$1	$17	$(1)	$(52)

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and six months ended June 30, 2014 and 2013.

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$1	$(17)	$2	$(20)
Other Professional Liability and Management Liability	(58)	(23)	(64)	(24)
Surety	—	1	1	2
Warranty	—	—	—	—
Other	2	(2)	4	(14)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(55)	$(41)	$(57)	$(56)
Three Months
2014
Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was better than expected severity in accident years 2008 through 2011.
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
Six Months
2014
Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was better than expected severity in accident years 2008 through 2011.
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

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three and six months ended June 30, 2014 and 2013. The majority of the 2014 unfavorable development relates to business classes which the Company has exited, but also includes Small Business where the Company is taking underwriting actions in an effort to improve profitability.

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$20	$2	$40	$(3)
General Liability	30	15	25	(6)
Workers' Compensation	40	45	50	70
Property and Other	(11)	(35)	(19)	(45)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$79	$27	$96	$16
Three Months
2014
Unfavorable development for commercial auto was primarily related to higher than expected frequency of large losses in accident years 2010 through 2013.
Unfavorable development for general liability was primarily related to higher than expected severity in accident years 2009 through 2011. In addition, there was higher than expected severity in accident year 2013 related to Small Business.
Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2012 and 2013.
Favorable development for property and other first-party coverages was recorded in accident years 2012 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.
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

Six Months
2014
Unfavorable development for commercial auto was primarily related to higher than expected frequency of large losses in accident years 2010 through 2013. Additionally, unfavorable development was recorded for higher than expected frequency in accident years 2012 and 2013 and higher than expected severity in accident years 2010 and 2011.
Unfavorable development for general liability was primarily related to higher than expected severity in accident years 2009 through 2011. In addition, there was higher than expected severity in accident year 2013 related to Small Business.
Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2012 and 2013 and the recognition of losses related to favorable premium development in accident year 2013.
Favorable development for property and other first-party coverages was recorded in accident years 2012 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.
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

Hardy
The following table provides further detail of the development recorded for the Hardy segment for the three and six months ended June 30, 2014 and 2013.

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Marine and Aviation	$1	$4	$6	$3
Non-Marine Property	3	7	1	7
Property Treaty	(2)	2	(4)	2
Specialty	(2)	(1)	(3)	(1)
Commutations	—	—	10	—
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$—	$12	$10	$11
Three Months
2013
Unfavorable development for non-marine property was primarily due to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake.
Six Months
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
Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Pension benefit
Service cost	$1	$3	$4	$6
Interest cost on projected benefit obligation	33	30	66	60
Expected return on plan assets	(48)	(45)	(96)	(90)
Amortization of net actuarial loss	7	12	13	24
Net periodic pension benefit	$(7)	$—	$(13)	$—

Postretirement benefit
Interest cost on projected benefit obligation	$1	$1	$1	$1
Amortization of prior service credit	(5)	(5)	(9)	(9)
Curtailment gain	(86)	—	(86)	—
Net periodic postretirement benefit	$(90)	$(4)	$(94)	$(8)
In the second quarter of 2014, the Company eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change is a negative plan amendment and also resulted in an $86 million curtailment gain which is included in Other operating expenses within the Corporate & Other Non-Core segment. In connection with the plan amendment, the Company remeasured the plan benefit obligation which resulted in a decrease in the discount rate used to determine the benefit obligation from 3.60% to 3.10%.

Note I. Other Intangible Assets
Other intangible assets are presented in the following table.

		June 30, 2014		December 31, 2013
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$66	$66	$64	$63
Trade name	8 years	8	2	8	2
Distribution channel	15 years	14	2	13	1
Total finite-lived intangible assets		88	70	85	66
Indefinite-lived intangible assets:
Syndicate capacity		60		58
Agency force		16		16
Total indefinite-lived intangible assets		76		74
Total other intangible assets		$164	$70	$159	$66
For the three and six months ended June 30, 2014, amortization expense of $1 million was included in Amortization of deferred acquisition costs and $1 million was recorded in Other operating expenses in the Statement of Operations for the Hardy segment. For the three and six months ended June 30, 2013, amortization expense of $4 million and $13 million was included in Amortization of deferred acquisition costs and $2 million and $5 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $1 million in 2015 and $2 million in years 2016, 2017 and 2018.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at June 30, 2014 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $72 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
In the course of selling business entities and assets to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification agreements may include provisions that survive indefinitely. As of June 30, 2014, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third-party loans was $699 million.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2014, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
As of June 30, 2014 and December 31, 2013, the Company had recorded liabilities of approximately $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.

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
The results of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended June 30, 2014	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$763	$817	$92	$139	$—	$—	$1,811
Net investment income	161	208	1	173	7	—	550
Other revenues	74	9	(1)	8	5	(2)	93
Total operating revenues	998	1,034	92	320	12	(2)	2,454
Claims, Benefits and Expenses
Net incurred claims and benefits	426	654	52	304	1	—	1,437
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	158	144	26	7	—	—	335
Other insurance related expenses	74	138	16	31	—	—	259
Other expenses	65	8	4	(3)	(31)	(2)	41
Total claims, benefits and expenses	724	947	98	339	(30)	(2)	2,076
Operating income (loss) before income tax	274	87	(6)	(19)	42	—	378
Income tax (expense) benefit on operating income (loss)	(92)	(28)	1	28	(15)	—	(106)
Net operating income (loss)	182	59	(5)	9	27	—	272
Net realized investment gains (losses), pretax	(5)	(7)	(1)	(4)	3	—	(14)
Income tax (expense) benefit on net realized investment gains (losses)	2	1	—	1	(1)	—	3
Net realized investment gains (losses)	(3)	(6)	(1)	(3)	2	—	(11)
Net income (loss) from continuing operations	$179	$53	$(6)	$6	$29	$—	$261

Three months ended June 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$746	$840	$76	$138	$—	$—	$1,800
Net investment income	151	211	1	163	8	—	534
Other revenues	63	65	(1)	2	2	(1)	130
Total operating revenues	960	1,116	76	303	10	(1)	2,464
Claims, Benefits and Expenses
Net incurred claims and benefits	452	644	41	347	(2)	—	1,482
Policyholders’ dividends	1	2	—	—	—	—	3
Amortization of deferred acquisition costs	156	153	20	6	—	—	335
Other insurance related expenses	65	142	13	32	—	—	252
Other expenses	60	2	6	2	39	(1)	108
Total claims, benefits and expenses	734	943	80	387	37	(1)	2,180
Operating income (loss) before income tax	226	173	(4)	(84)	(27)	—	284
Income tax (expense) benefit on operating income (loss)	(78)	(61)	2	43	9	—	(85)
Net operating income (loss)	148	112	(2)	(41)	(18)	—	199
Net realized investment gains (losses), pretax	(6)	(12)	1	—	3	—	(14)
Income tax (expense) benefit on net realized investment gains (losses)	2	4	(1)	1	(1)	—	5
Net realized investment gains (losses)	(4)	(8)	—	1	2	—	(9)
Net income (loss) from continuing operations	$144	$104	$(2)	$(40)	$(16)	$—	$190

Six months ended June 30, 2014	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,511	$1,639	$190	$278	$—	$(1)	$3,617
Net investment income	312	406	2	344	12	—	1,076
Other revenues	142	18	—	13	7	(2)	178
Total operating revenues	1,965	2,063	192	635	19	(3)	4,871
Claims, Benefits and Expenses
Net incurred claims and benefits	906	1,276	90	610	(2)	—	2,880
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	311	284	54	15	—	—	664
Other insurance related expenses	146	277	36	63	—	(1)	521
Other expenses	126	19	8	(2)	20	(2)	169
Total claims, benefits and expenses	1,491	1,861	188	686	18	(3)	4,241
Operating income (loss) before income tax	474	202	4	(51)	1	—	630
Income tax (expense) benefit on operating income (loss)	(158)	(65)	(2)	58	(1)	—	(168)
Net operating income	316	137	2	7	—	—	462
Net realized investment gains (losses), pretax	7	5	(1)	12	9	—	32
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	—	(5)	(3)	—	(13)
Net realized investment gains (losses)	5	2	(1)	7	6	—	19
Net income from continuing operations	$321	$139	$1	$14	$6	$—	$481

June 30, 2014
(In millions)
Reinsurance receivables	$666	$1,032	$146	$367	$2,904	$—	$5,115
Insurance receivables	$853	$1,137	$214	$7	$4	$—	$2,215
Deferred acquisition costs	$323	$267	$60	$—	$—	$—	$650
Goodwill	$117	$—	$39	$—	$—	$—	$156
Insurance reserves
Claim and claim adjustment expenses	$6,939	$10,537	$386	$3,092	$3,042	$—	$23,996
Unearned premiums	1,857	1,576	283	136	—	(1)	3,851
Future policy benefits	—	—	—	8,696	—	—	8,696
Policyholders’ funds	9	18	—	—	—	—	27

Six months ended June 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,469	$1,677	$140	$279	$—	$(1)	$3,564
Net investment income	321	461	2	325	16	—	1,125
Other revenues	123	75	—	5	5	(1)	207
Total operating revenues	1,913	2,213	142	609	21	(2)	4,896
Claims, Benefits and Expenses
Net incurred claims and benefits	917	1,244	72	640	2	—	2,875
Policyholders’ dividends	2	4	—	—	—	—	6
Amortization of deferred acquisition costs	306	302	41	14	—	—	663
Other insurance related expenses	136	285	29	64	—	(1)	513
Other expenses	114	11	13	7	85	(1)	229
Total claims, benefits and expenses	1,475	1,846	155	725	87	(2)	4,286
Operating income (loss) before income tax	438	367	(13)	(116)	(66)	—	610
Income tax (expense) benefit on operating income (loss)	(150)	(130)	3	69	22	—	(186)
Net operating income (loss)	288	237	(10)	(47)	(44)	—	424
Net realized investment gains (losses), pretax	(3)	(8)	2	9	9	—	9
Income tax (expense) benefit on net realized investment gains (losses)	1	3	(1)	(2)	(3)	—	(2)
Net realized investment gains (losses)	(2)	(5)	1	7	6	—	7
Net income (loss) from continuing operations	$286	$232	$(9)	$(40)	$(38)	$—	$431

December 31, 2013
(In millions)
Reinsurance receivables	$546	$1,075	$197	$1,203	$3,067	$—	$6,088
Insurance receivables	$775	$1,099	$176	$11	$2	$—	$2,063
Deferred acquisition costs	$318	$257	$49	$—	$—	$—	$624
Goodwill	$117	$—	$38	$—	$—	$—	$155
Insurance reserves
Claim and claim adjustment expenses	$6,689	$10,649	$386	$3,058	$3,307	$—	$24,089
Unearned premiums	1,805	1,536	249	128	—	—	3,718
Future policy benefits	—	—	—	10,471	—	—	10,471
Policyholders’ funds	9	15	—	92	—	—	116

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
CNA Specialty
International	$62	$59	$126	$118
Management & Professional Liability	710	687	1,414	1,387
Surety	125	123	247	239
Warranty & Alternative Risks	96	85	185	166
CNA Specialty revenues	993	954	1,972	1,910
CNA Commercial
Commercial Insurance	755	827	1,517	1,653
International	91	90	186	183
Small Business	181	187	365	369
CNA Commercial revenues	1,027	1,104	2,068	2,205
Hardy revenues	91	77	191	144
Life & Group Non-Core revenues	316	303	647	618
Corporate & Other Non-Core revenues	15	13	28	30
Eliminations	(2)	(1)	(3)	(2)
Total revenues	$2,440	$2,450	$4,903	$4,905

Note L. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2014 and 2013.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at April 1, 2014	$33	$912	$30	$(425)	$142	$692
Other comprehensive income (loss) before reclassifications	2	257	7	—	42	308
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $6, $0, $(28), $0, and $(22)	—	(13)	—	51	—	38
Other comprehensive income (loss) after tax (expense) benefit of $(1), $(146), $(5), $28, $0 and $(124)	2	270	7	(51)	42	270
Balance at June 30, 2014	$35	$1,182	$37	$(476)	$184	$962

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at April 1, 2013	$34	$1,309	$(716)	$100	$727
Other comprehensive income (loss) before reclassifications	(8)	(589)	—	(13)	(610)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $3, $2, $0, and $5	—	(4)	(5)	—	(9)
Other comprehensive income (loss) after tax (expense) benefit of $4, $314, $(2), $0, and $316	(8)	(585)	5	(13)	(601)
Balance at June 30, 2013	$26	$724	$(711)	$87	$126

The tables below display the changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 and 2013.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2014	$26	$692	$—	$(426)	$150	$442
Transfer to net assets held for sale	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	14	521	15	—	34	584
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(8), $0, $(27), $0, and $(35)	—	14	—	50	—	64
Other comprehensive income (loss) after tax (expense) benefit of $(7), $(273), $(10), $27, $0 and $(263)	14	507	15	(50)	34	520
Balance at June 30, 2014	$35	$1,182	$37	$(476)	$184	$962

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2013	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	6	(638)	—	(74)	(706)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(3), $5, $0, and $2	—	9	(10)	—	(1)
Other comprehensive income (loss) after tax (expense) benefit of $(3), $349, $(5), $0, and $341	6	(647)	10	(74)	(705)
Balance at June 30, 2013	$26	$724	$(711)	$87	$126
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note M. Assets and Liabilities Held for Sale and Discontinued Operations

The results of discontinued operations reflected in the Condensed Consolidated Statements of Operations were as follows:

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Revenues
Net investment income	$39	$44	$80	$86
Net realized investment gains	1	—	2	5
Other revenues	—	(1)	—	—
Total revenues	40	43	82	91
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	32	36	63	69
Other operating expenses	1	1	2	2
Total claims, benefits and expenses	33	37	65	71
Income before income tax	7	6	17	20
Income tax expense	(1)	(2)	(4)	(7)
Income from operations of discontinued operations, net of income tax	6	4	13	13
Impairment loss related to sale, net of income tax benefit of -, -, $41 and -	—	—	(214)	—
Income (loss) from discontinued operations	$6	$4	$(201)	$13

The following table presents the detailed assets and liabilities held for sale as of June 30, 2014:

(In millions)	2014
Assets
Investments:
Fixed maturity securities at fair value	$2,752
Equity securities at fair value	17
Short term investments	67
Total investments	2,836
Cash	9
Reinsurance receivables	811
Other assets	46
Separate account business	146
Assets held for sale	3,848
Less: Impairment related to sale	(255)
Total assets held for sale	$3,593
Liabilities
Insurance reserves	$3,109
Other liabilities	88
Separate account business	146
Total liabilities held for sale	$3,343

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
Sale of CAC
On August 1, 2014, the Company closed the previously announced sale of the majority of its run-off annuity and pension deposit business, through the sale of the common stock of CAC. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations and assets and liabilities held for sale. In connection with the then pending sale, the Company recorded an estimated after-tax impairment loss of $214 million in the first quarter of 2014, which is reflected in Income (loss) from discontinued operations. Further information on the sale is provided in Notes A and M to the Condensed Consolidated Financial Statements.
In connection with the sale of CAC, on August 1, 2014 the Company entered into a coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this reinsurance transaction, the Company estimates it will recognize an after-tax loss of approximately $35 million in the third quarter due to the difference between market value and book value of the funds withheld assets at the reinsurance contract's inception. In subsequent periods, the Company will recognize realized gains to the extent the funds withheld assets are sold or the market value of those assets reduces to the maturity value of the securities. A realized loss will be recognized if the market value of those assets increases.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Operating Revenues
Net earned premiums	$1,811	$1,800	$3,617	$3,564
Net investment income	550	534	1,076	1,125
Other revenues	93	130	178	207
Total operating revenues	2,454	2,464	4,871	4,896
Claims, Benefits and Expenses
Net incurred claims and benefits	1,437	1,482	2,880	2,875
Policyholders' dividends	4	3	7	6
Amortization of deferred acquisition costs	335	335	664	663
Other insurance related expenses	259	252	521	513
Other expenses	41	108	169	229
Total claims, benefits and expenses	2,076	2,180	4,241	4,286
Operating income before income tax	378	284	630	610
Income tax expense on operating income	(106)	(85)	(168)	(186)
Net operating income	272	199	462	424
Net realized investment gains (losses), pretax	(14)	(14)	32	9
Income tax (expense) benefit on net realized investment gains (losses)	3	5	(13)	(2)
Net realized investment gains (losses)	(11)	(9)	19	7
Income from continuing operations	261	190	481	431
Income (loss) from discontinued operations, net of tax	6	$4	(201)	$13
Net income	$267	$194	$280	$444
Three Month Comparison
Income from continuing operations increased $71 million for the three months ended June 30, 2014 as compared with the same period in 2013. This increase was driven by higher net operating income.
Net operating income increased $73 million for the three months ended June 30, 2014 as compared with the same period in 2013. Net operating income decreased $22 million for our core segments, CNA Specialty, CNA Commercial and Hardy. Improved current accident year underwriting results were substantially offset by unfavorable net prior year development. In addition, 2013 results included a legal settlement benefit of $30 million after-tax. Catastrophe losses were $37 million after-tax for the three months ended June 30, 2014 as compared with $43 million after-tax for the same period in 2013. Net operating results increased $95 million for our non-core segments, primarily related to a $56 million after-tax postretirement plan curtailment benefit as well as improved results in our Life & Group segment driven by our long term care business. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Unfavorable net prior year development of $22 million and favorable net prior year development of $13 million was recorded for the three months ended June 30, 2014 and 2013 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the three months ended June 30, 2014 and 2013 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums were consistent as compared with the same period in 2013. See the Segment Results section of this MD&A for further discussion.

Six Month Comparison
Income from continuing operations increased $50 million for the six months ended June 30, 2014 as compared with the same period in 2013. This increase was due to higher net operating income and increased net realized investment results.
Net realized investment gains increased $12 million for the six months ended June 30, 2014 as compared with the same period in 2013. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income increased $38 million for the six months ended June 30, 2014 as compared with the same period in 2013. Net operating income decreased $60 million for our core segments primarily due to lower net investment income, the unfavorable effect of net prior year development, and higher catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results. In addition, 2013 results included a legal settlement benefit of $30 million after-tax. Catastrophe losses were $85 million after-tax for the six months ended June 30, 2014 as compared with $68 million after-tax for the same period in 2013. Net operating results improved $98 million for our non-core segments, due to the same reasons discussed above in the three month comparison.
Unfavorable net prior year development of $16 million and favorable net prior year development of $52 million was recorded for the six months ended June 30, 2014 and 2013 related to our CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments. Further information on net prior year development for the six months ended June 30, 2014 and 2013 is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $53 million for the six months ended June 30, 2014 as compared with the same period in 2013, driven by increases in Hardy and CNA Specialty. See the Segment Results section of this MD&A for further discussion.

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
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2014	2013	2014	2013
Net written premiums	$742	$756	$1,538	$1,559
Net earned premiums	763	746	1,511	1,469
Net investment income	161	151	312	321
Net operating income	182	148	316	288
Net realized investment gains (losses)	(3)	(4)	5	(2)
Net income	179	144	321	286
Ratios
Loss and loss adjustment expense	55.8%	60.6%	60.0%	62.4%
Expense	30.5	29.7	30.2	30.1
Dividend	0.1	0.1	0.1	0.2
Combined	86.4%	90.4%	90.3%	92.7%
Three Month Comparison
Net written premiums for CNA Specialty for the three months ended June 30, 2014 were largely consistent with the same period in 2013, although the level of new business has declined. Net earned premiums increased $17 million as compared with the same period in 2013, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 4% for the three months ended June 30, 2014, as compared with an increase of 6% for the three months ended June 30, 2013 for the policies that renewed in each period. Retention of 82% and 85% was achieved in each period.
Net income increased $35 million for the three months ended June 30, 2014 as compared with the same period in 2013. This increase was primarily due to higher net operating income.
Net operating income increased $34 million for the three months ended June 30, 2014 as compared with the same period in 2013. This increase was primarily due to improved underwriting results.
The combined ratio decreased 4.0 points for the three months ended June 30, 2014 as compared with the same period in 2013. The loss ratio decreased 4.8 points, due primarily to an improved current accident year loss ratio as well as increased favorable net prior year development. Catastrophe losses were $5 million, or 0.6 points of the loss ratio, for the three months ended June 30, 2014, as compared with $6 million, or 0.7 points of the loss ratio, for the three months ended June 30, 2013.
Favorable net prior year development of $56 million and $46 million was recorded for the three months ended June 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Specialty for the six months ended June 30, 2014 were largely consistent with the same period in 2013, although the level of new business has declined. Net earned premiums increased $42 million as compared with the same period in 2013, consistent with increased net written premiums over recent quarters.
CNA Specialty's average rate increased 4% for the six months ended June 30, 2014, as compared with an increase of 7% for the six months ended June 30, 2013 for the policies that renewed in each period. Retention of 83% and 85% was achieved in each respective period.
Net income increased $35 million for the six months ended June 30, 2014 as compared with the same period in 2013. This increase was primarily due to higher net operating income.
Net operating income increased $28 million for the six months ended June 30, 2014 as compared with the same period in 2013. This increase was primarily due to improved underwriting results.
The combined ratio decreased 2.4 points for the six months ended June 30, 2014 as compared with the same period in 2013. The loss ratio decreased 2.4 points, due to an improved non-catastrophe current accident year loss ratio, partially offset by higher catastrophe losses. Catastrophe losses were $16 million, or 1.0 points of the loss ratio, for the six months ended June 30, 2014, as compared with $7 million, or 0.5 points of the loss ratio, for the six months ended June 30, 2013.
Favorable net prior year development of $66 million and $69 million was recorded for the six months ended June 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2014 and December 31, 2013 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	June 30, 2014	December 31, 2013
(In millions)
Gross Case Reserves	$2,448	$2,270
Gross IBNR Reserves	4,491	4,419
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,939	$6,689
Net Case Reserves	$2,204	$2,024
Net IBNR Reserves	4,079	4,142
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,283	$6,166

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2014	2013	2014	2013
Net written premiums	$779	$826	$1,678	$1,744
Net earned premiums	817	840	1,639	1,677
Net investment income	208	211	406	461
Net operating income	59	112	137	237
Net realized investment gains (losses)	(6)	(8)	2	(5)
Net income	53	104	139	232
Ratios
Loss and loss adjustment expense	80.3%	76.5%	77.9%	74.1%
Expense	34.4	34.9	34.2	35.0
Dividend	0.3	0.3	0.3	0.2
Combined	115.0%	111.7%	112.4%	109.3%
Three Month Comparison
Net written premiums for CNA Commercial decreased $47 million for the three months ended June 30, 2014 as compared with the same period in 2013, primarily driven by underwriting actions taken in certain business classes and a decreased level of new business, partially offset by continued rate increases. Net earned premiums decreased $23 million for the three months ended June 30, 2014 as compared with the same period in 2013, consistent with the decrease in net written premiums over recent quarters.
CNA Commercial's average rate increased 4% for the three months ended June 30, 2014, as compared with an increase of 9% for the three months ended June 30, 2013 for the policies that renewed in each period. Retention of 70% and 75% was achieved in each respective period.
Net income decreased $51 million for the three months ended June 30, 2014 as compared with the same period in 2013. This decrease was primarily due to lower net operating income.
Net operating income decreased $53 million for the three months ended June 30, 2014 as compared with the same period in 2013. This decrease was due to higher unfavorable net prior year development, partially offset by improved current accident year underwriting results. In addition, 2013 results included a legal settlement benefit of $30 million after-tax.
The combined ratio increased 3.3 points for the three months ended June 30, 2014 as compared with the same period in 2013. The loss ratio increased 3.8 points, primarily due to higher unfavorable net prior year development, partially offset by lower catastrophe losses and an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $47 million, or 5.7 points of the loss ratio, for the three months ended June 30, 2014, as compared with $59 million, or 7.1 points of the loss ratio, for the three months ended June 30, 2013.
Unfavorable net prior year development of $74 million and $22 million was recorded for the three months ended June 30, 2014 and 2013. The majority of the 2014 unfavorable development relates to business classes which we have exited, but also includes Small Business where we are taking underwriting actions in an effort to improve profitability. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for CNA Commercial decreased $66 million for the six months ended June 30, 2014 as compared with the same period in 2013, primarily driven by underwriting actions taken in certain business classes and a decreased level of new business, partially offset by continued rate increases. Net earned premiums decreased $38 million for the six months ended June 30, 2014 as compared with the same period in 2013, consistent with decreased net written premiums over recent quarters.
CNA Commercial's average rate increased 5% for the six months ended June 30, 2014, as compared with an increase of 9% for the six months ended June 30, 2013 for the policies that renewed in each period. Retention of 73% and 76% was achieved in each period.
Net income decreased $93 million for the six months ended June 30, 2014 as compared with the same period in 2013, due to lower net operating income.
Net operating income decreased $100 million for the six months ended June 30, 2014 as compared with the same period in 2013. This decrease was primarily due to the same reasons discussed above in the three month comparison, as well as lower net investment income.
The combined ratio increased 3.1 points for the six months ended June 30, 2014 as compared with the same period in 2013. The loss ratio increased 3.8 points, primarily due to higher unfavorable net prior year development and higher catastrophe losses, partially offset by an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $107 million, or 6.6 points of the loss ratio, for the six months ended June 30, 2014, as compared with $97 million, or 5.8 points of the loss ratio, for the six months ended June 30, 2013.
Unfavorable net prior year development of $72 million and $1 million was recorded for the six months ended June 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2014 and December 31, 2013 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2014	December 31, 2013
Gross Case Reserves	$5,999	$5,829
Gross IBNR Reserves	4,538	4,820
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$10,537	$10,649
Net Case Reserves	$5,534	$5,358
Net IBNR Reserves	4,015	4,269
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,549	$9,627

Hardy
The following table details the results of operations for Hardy.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2014	2013	2014	2013
Net written premiums	$133	$138	$205	$193
Net earned premiums	92	76	190	140
Net investment income	1	1	2	2
Net operating income (loss)	(5)	(2)	2	(10)
Net realized investment gains (losses)	(1)	—	(1)	1
Net income (loss)	(6)	(2)	1	(9)
Ratios
Loss and loss adjustment expense	56.2%	53.9%	47.2%	51.5%
Expense	46.7	44.5	47.5	50.1
Dividend	—	—	—	—
Combined	102.9%	98.4%	94.7%	101.6%
Three Month Comparison
Net written premiums for Hardy for the three months ended June 30, 2014 were largely consistent with the same period in 2013. Net earned premiums increased $16 million as compared with the same period in 2013. For the three months ended June 30, 2013, a third-party capital provider had a 15% share of the 2012 year of account, which was commuted later in 2013.
Hardy's average rate decreased 8% for the three months ended June 30, 2014, as compared with a decrease of 1% for the three months ended June 30, 2013 for the policies that renewed in the period. Retention of 67% and 69% was achieved in each respective period.
Net operating loss increased $3 million for the three months ended June 30, 2014 as compared with the same period in 2013, primarily due to underwriting results.
The combined ratio increased 4.5 points for the three months ended June 30, 2014 as compared with the same period in 2013. The loss ratio increased 2.3 points, due to deterioration in the current accident year loss ratio, including higher catastrophe losses, partially offset by lower unfavorable net prior year development. Catastrophe losses were $4 million, or 4.6 points of the loss ratio, for the three months ended June 30, 2014. There were no catastrophe losses for the three months ended June 30, 2013. The expense ratio increased 2.2 points driven by integration costs and the effect of foreign currency exchange rates.
Unfavorable net prior year development of $4 million and $14 million was recorded for the three months ended June 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Hardy increased $12 million for the six months ended June 30, 2014 as compared with the same period in 2013, helped by reduced reinsurance cost. Net earned premiums increased $50 million as compared with the same period in 2013. For the six months ended June 30, 2013, a third-party capital provider had a 15% share of the 2012 year of account, which was commuted later in 2013.
Hardy's average rate decreased 5% for the six months ended June 30, 2014, as compared with a flat rate for the six months ended June 30, 2013 for the policies that renewed in the period. Retention of 72% and 70% was achieved in each respective period.
Net results improved $10 million for the six months ended June 30, 2014 as compared with the same period in 2013. This improvement was primarily due to higher net operating income.
Net operating results improved $12 million for the six months ended June 30, 2014 as compared with the same period in 2013, primarily due to underwriting results.
The combined ratio improved 6.9 points for the six months ended June 30, 2014 as compared with the same period in 2013. The loss ratio improved 4.3 points, due to lower unfavorable net prior year development, partially offset by deterioration in the current accident year loss ratio. Catastrophe losses were $7 million, or 3.9 points of the loss ratio, for the six months ended June 30, 2014. There were no catastrophe losses for the six months ended June 30, 2013. The expense ratio improved 2.6 points, primarily due to a higher net earned premium base.
Unfavorable net prior year development of $10 million and $17 million was recorded for the six months ended June 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of June 30, 2014 and December 31, 2013 for Hardy.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2014	December 31, 2013
Gross Case Reserves	$298	$275
Gross IBNR Reserves	88	111
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$386	$386
Net Case Reserves	$178	$159
Net IBNR Reserves	79	75
Total Net Carried Claim and Claim Adjustment Expense Reserves	$257	$234

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
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Net earned premiums	$139	$138	$278	$279
Net investment income	173	163	344	325
Net operating income (loss)	9	(41)	7	(47)
Net realized investment gains (losses)	(3)	1	7	7
Net income (loss)	6	(40)	14	(40)
Three Month Comparison
Net earned premiums for Life & Group Non-Core increased $1 million for the three months ended June 30, 2014 as compared with the same period in 2013. Net earned premiums relate primarily to the individual and group long term care businesses.
Net results improved $46 million for the three months ended June 30, 2014 as compared with the same period in 2013, primarily driven by our long term care business which benefited from favorable morbidity and persistency as well as rate increase actions. Results were also affected by higher net investment income, driven by a higher invested asset base, and a gain on a life settlement contract in 2014.
Six Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the six months ended June 30, 2014 as compared with the same period in 2013.
Net results improved $54 million for the six months ended June 30, 2014 as compared with the same period in 2013. The increase was primarily due to the same reasons discussed above in the three month comparison. Our long term care business benefited from favorable persistency, rate increase actions and favorable morbidity.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Net investment income	$7	$8	$12	$16
Net operating income (loss)	27	(18)	—	(44)
Net realized investment gains	2	2	6	6
Net income (loss)	29	(16)	6	(38)
Three Month Comparison
Net results improved $45 million for the three months ended June 30, 2014 as compared with the same period in 2013. Results in 2014 included a $56 million after-tax benefit related to a postretirement plan curtailment as further discussed in Note H. This favorable item was partially offset by higher interest expense from a new debt issuance in February 2014, in advance of the December 2014 maturity of our existing debt. In addition, 2013 results included a release of an allowance established for officer notes receivable.
No net prior year development was recorded for the three months ended June 30, 2014, as compared with favorable net prior year development of $3 million for the three months ended June 30, 2013.
Six Month Comparison
Net results improved $44 million for the six months ended June 30, 2014 as compared with the same period in 2013, primarily due to the same reasons discussed above in the three month comparison.
No net prior year development was recorded for the six months ended June 30, 2014, as compared with favorable net prior year development of $1 million for the six months ended June 30, 2013.
The following table summarizes the gross and net carried reserves as of June 30, 2014 and December 31, 2013 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	June 30, 2014	December 31, 2013
Gross Case Reserves	$1,046	$1,140
Gross IBNR Reserves	1,996	2,167
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,042	$3,307
Net Case Reserves	$160	$283
Net IBNR Reserves	174	184
Total Net Carried Claim and Claim Adjustment Expense Reserves	$334	$467

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities:
Taxable	$350	$383	$702	$771
Tax-exempt	101	71	201	140
Total fixed maturity securities	451	454	903	911
Limited partnership investments	97	79	170	210
Other, net of investment expense	2	1	3	4
Pretax net investment income	$550	$534	$1,076	$1,125
After-tax net investment income	$391	$368	$762	$773

Effective income yield for the fixed maturity securities portfolio, pretax	4.9%	5.0%	4.9%	5.0%
Effective income yield for the fixed maturity securities portfolio, after-tax	3.5%	3.5%	3.5%	3.5%
After-tax net investment income for the three months ended June 30, 2014 increased $23 million as compared with the same period in 2013. The increase was driven by limited partnership investment income, additional investments in tax-exempt securities and a higher invested asset base.
After-tax net investment income for the six months ended June 30, 2014 decreased $11 million as compared with the same period in 2013. The decrease was driven by limited partnership investment income, partially offset by additional investments in tax-exempt securities and a higher invested asset base.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended June 30	Three Months		Six Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities:
Corporate and other bonds	$8	$13	$22	$39
States, municipalities and political subdivisions	(5)	—	18	(2)
Asset-backed	(24)	(21)	(23)	(18)
Foreign government	2	1	2	1
Total fixed maturity securities	(19)	(7)	19	20
Equity securities	—	(2)	5	(15)
Derivative securities	1	(5)	1	(3)
Short term investments and other	4	—	7	7
Net realized investment gains (losses), pretax	(14)	(14)	32	9
Income tax (expense) benefit on net realized investment gains (losses)	3	5	(13)	(2)
Net realized investment gains (losses)	$(11)	$(9)	$19	$7
Net realized investment gains increased $12 million for the six months ended June 30, 2014 as compared with the same period in 2013, driven by lower OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 93% and 92% of which were rated as investment grade (rated BBB- or higher) at June 30, 2014 and December 31, 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. At June 30, 2014 and December 31, 2013, approximately 98% and 99% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

	June 30, 2014		December 31, 2013
(In millions)		%		%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,693	9%	$3,683	9%
AAA rated	2,825	7	2,776	7
AA and A rated	20,279	50	20,353	49
BBB rated	10,802	27	11,171	27
Non-investment grade	2,869	7	3,250	8
Total	$40,468	100%	$41,233	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity securities was $2,686 million and $3,097 million at June 30, 2014 and December 31, 2013. The following table summarizes the ratings of these securities at fair value.
Non-investment Grade

	June 30, 2014		December 31, 2013
(In millions)		%		%
BB	$1,145	40%	$1,393	43%
B	819	29	967	30
CCC - C	666	23	649	20
D	239	8	241	7
Total	$2,869	100%	$3,250	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution as of June 30, 2014.
Gross Unrealized Losses by Ratings Distribution

June 30, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$193	6%	$6	5%
AAA	399	12	11	8
AA	873	24	73	58
A	742	22	12	10
BBB	889	26	14	11
Non-investment grade	336	10	10	8
Total	$3,432	100%	$126	100%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

June 30, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$255	7%	$6	5%
Due after one year through five years	824	24	25	20
Due after five years through ten years	1,368	40	19	15
Due after ten years	985	29	76	60
Total	$3,432	100%	$126	100%

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
Effective Durations

	June 30, 2014		December 31, 2013
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$13,826	11.4	$15,009	11.3
Other interest sensitive investments	28,521	4.2	27,766	4.4
Total	$42,347	6.6	$42,775	6.9
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

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	June 30, 2014	December 31, 2013
(In millions)
Short term investments:
Commercial paper	$589	$549
U.S. Treasury securities	1,126	636
Money market funds	166	94
Other	143	128
Total short term investments	$2,024	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2014, net cash provided by operating activities was $587 million as compared with $569 million for the same period in 2013. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships, substantially offset by increased tax payments.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments. Additionally, cash flows from investing activities may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the six months ended June 30, 2014, net cash used by investing activities was $734 million as compared with $471 million for the same period in 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the six months ended June 30, 2014, net cash provided by financing activities was $163 million as compared with net cash used of $127 million for the same period in 2013. In the first quarter of 2014 we issued $550 million of 3.95% senior notes due May 15, 2024 and invested the proceeds in short-term interest bearing securities. We intend to use the proceeds to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of the 5.85% senior notes due December 15, 2014. Additionally, cash provided by financing activities in 2014 included $23 million relating to repayments of officer loans.
Common Stock Dividends
Dividends of $1.50 per share of our common stock, including a special dividend of $1.00 per share, were declared and paid in the first half of 2014. On August 1, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share, payable September 3, 2014 to stockholders of record on August 18, 2014. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
During the first half of 2014, Continental Casualty Company (CCC) paid dividends of $450 million to CNAF. As of June 30, 2014, CCC is able to pay approximately $464 million of dividends during the remainder of 2014 that would not be subject to the prior approval of the Illinois Department of Insurance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2014. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of June 30, 2014, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2014.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: August 4, 2014	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE