Form 10-Q
period 2014-09-30
CNA FINANCIAL CORP
filed 2014-11-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, Par value $2.50	269,947,912

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2014	2013	2014	2013
Revenues
Net earned premiums	$1,810	$1,825	$5,427	$5,389
Net investment income	480	555	1,556	1,680
Net realized investment gains (losses):
Other-than-temporary impairment losses	(10)	(15)	(17)	(49)
Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(1)	—	(1)
Net other-than-temporary impairment losses recognized in earnings	(10)	(16)	(17)	(50)
Other net realized investment gains	47	17	86	60
Net realized investment gains	37	1	69	10
Other revenues	84	77	262	284
Total revenues	2,411	2,458	7,314	7,363
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,354	1,378	4,241	4,259
Amortization of deferred acquisition costs	332	341	996	1,004
Other operating expenses	384	326	984	985
Interest	48	42	138	125
Total claims, benefits and expenses	2,118	2,087	6,359	6,373
Income from continuing operations before income tax	293	371	955	990
Income tax expense	(84)	(100)	(265)	(288)
Income from continuing operations	209	271	690	702
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(3), $(3), $34, and $(10)	4	1	(197)	14
Net income	$213	$272	$493	$716

Basic Earnings Per Share
Income from continuing operations	$0.77	$1.00	$2.56	$2.60
Income (loss) from discontinued operations	0.02	0.01	(0.73)	0.06
Basic earnings per share	$0.79	$1.01	$1.83	$2.66

Diluted Earnings Per Share
Income from continuing operations	$0.77	$1.00	$2.55	$2.60
Income (loss) from discontinued operations	0.02	0.01	(0.73)	0.05
Diluted earnings per share	$0.79	$1.01	$1.82	$2.65

Dividends per share	$0.25	$0.20	$1.75	$0.60

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.9	269.7	269.9	269.6
Diluted	270.6	270.2	270.6	270.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains (losses) on investments with other-than-temporary impairments	$1	$(3)	$15	$3
Net unrealized gains (losses) on other investments	(83)	(70)	424	(717)
Net unrealized gains (losses) on investments	(82)	(73)	439	(714)
Net unrealized losses on discontinued operations	(37)	—	(22)	—
Foreign currency translation adjustment	(73)	56	(39)	(18)
Pension and postretirement benefits	3	4	(47)	14
Other comprehensive income (loss), net of tax	(189)	(13)	331	(718)
Net income	213	272	493	716
Total comprehensive income (loss)	$24	$259	$824	$(2)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,510 and $39,311)	$40,700	$41,233
Equity securities at fair value (cost of $197 and $179)	211	185
Limited partnership investments	2,931	2,720
Other invested assets	44	54
Mortgage loans	556	508
Short term investments	1,878	1,407
Total investments	46,320	46,107
Cash	247	195
Reinsurance receivables (less allowance for uncollectible receivables of $49 and $71)	4,801	6,017
Insurance receivables (less allowance for uncollectible receivables of $67 and $84)	1,962	1,979
Accrued investment income	442	443
Deferred acquisition costs	627	624
Deferred income taxes	—	220
Property and equipment at cost (less accumulated depreciation of $362 and $365)	287	304
Goodwill	154	155
Other assets	891	969
Separate account business	—	181
Total assets	$55,731	$57,194
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,475	$24,089
Unearned premiums	3,703	3,718
Future policy benefits	8,890	10,471
Policyholders’ funds	27	116
Short term debt	549	549
Long term debt	2,559	2,011
Deferred income taxes	59	—
Other liabilities (includes $91 and $178 due to Loews Corporation)	3,435	3,408
Separate account business	—	181
Total liabilities	42,697	44,543
Commitments and contingencies (Notes C, G and J)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,947,912 and 269,717,583 shares outstanding)	683	683
Additional paid-in capital	2,149	2,145
Retained earnings	9,515	9,495
Accumulated other comprehensive income	773	442
Treasury stock (3,092,331 and 3,322,660 shares), at cost	(85)	(91)
Notes receivable for the issuance of common stock	(1)	(23)
Total stockholders’ equity	13,034	12,651
Total liabilities and stockholders' equity	$55,731	$57,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2014	2013
Cash Flows from Operating Activities
Net income	$493	$716
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on sale of subsidiaries	251	—
Deferred income tax expense	81	141
Trading portfolio activity	16	2
Net realized investment gains	(72)	(18)
Equity method investees	65	(230)
Amortization of investments	(1)	(20)
Depreciation and amortization	62	80
Changes in:
Receivables, net	611	316
Accrued investment income	(37)	(48)
Deferred acquisition costs	14	(23)
Insurance reserves	(222)	(166)
Other assets	(49)	(62)
Other liabilities	(133)	233
Other, net	(32)	—
Total adjustments	554	205
Net cash flows provided by operating activities	1,047	921
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,005	4,830
Fixed maturity securities - maturities, calls and redemptions	2,901	2,496
Equity securities	23	82
Limited partnerships	133	91
Mortgage loans	36	20
Purchases:
Fixed maturity securities	(7,457)	(8,205)
Equity securities	(44)	(61)
Limited partnerships	(218)	(163)
Mortgage loans	(84)	(59)
Change in other investments	10	(19)
Change in short term investments	(556)	357
Purchases of property and equipment	(42)	(67)
Proceeds from sale of subsidiaries	198	—
Other, net	8	9
Net cash flows used by investing activities	(1,087)	(689)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Nine months ended September 30
(In millions)	2014	2013
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(473)	$(162)
Proceeds from the issuance of debt	546	—
Repayment of debt	—	(13)
Stock options exercised	4	1
Other, net	18	(26)
Net cash flows provided (used) by financing activities	95	(200)
Effect of foreign exchange rate changes on cash	(3)	(3)
Net change in cash	52	29
Cash, beginning of year	195	156
Cash, end of period	$247	$185
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine months ended September 30
(In millions)	2014	2013
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,145	2,146
Stock-based compensation	4	(4)
Balance, end of period	2,149	2,142
Retained Earnings
Balance, beginning of period	9,495	8,774
Dividends paid to common stockholders	(473)	(162)
Net income	493	716
Balance, end of period	9,515	9,328
Accumulated Other Comprehensive Income
Balance, beginning of period	442	831
Other comprehensive income (loss)	331	(718)
Balance, end of period	773	113
Treasury Stock
Balance, beginning of period	(91)	(99)
Stock-based compensation	6	8
Balance, end of period	(85)	(91)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(23)	(21)
Decrease (increase) in notes receivable for common stock	22	(1)
Balance, end of period	(1)	(22)
Total Stockholders’ Equity	$13,034	$12,153
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2014.
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
The interim financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Intercompany amounts have been eliminated.
Sale of Continental Assurance Company (CAC)
On August 1, 2014, the Company completed the sale of the common stock of CAC. The sale price is subject to a customary post-closing review by the purchaser. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations. Further information is provided in Note M to the Condensed Consolidated Financial Statements.
In connection with the sale of CAC, the Company entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The coinsurance agreement required the transfer of assets with a book value equal to the ceded reserves on the inception date of the contract. Because a substantial portion of the assets supporting these liabilities are held in trust for the benefit of the original cedant, those assets were transferred on a funds withheld basis. Under this approach the Company maintains legal ownership of the assets, but the investment income and realized gains and losses on those assets inure to the reinsurer. As a result, the $34 million difference between market value and book value of the funds withheld assets at the coinsurance contract's inception was recognized as a loss in Other operating expenses. The funds withheld aspect of the agreement is considered an embedded derivative. The embedded derivative is separately accounted for at fair value and reported with the host contract in Other liabilities on the Company's Condensed Consolidated Balance Sheet. The Company recognizes Other operating expense equal to the Net investment income generated by these trust assets.

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
For the three and nine months ended September 30, 2014, approximately 668 thousand and 654 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 180 thousand and 167 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities	$453	$461	$1,356	$1,372
Short term investments	1	1	2	3
Limited partnership investments	29	93	199	303
Equity securities	2	3	7	9
Mortgage loans	7	6	22	17
Trading portfolio	2	3	8	13
Other	—	1	3	2
Gross investment income	494	568	1,597	1,719
Investment expense	(14)	(13)	(41)	(39)
Net investment income	$480	$555	$1,556	$1,680
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$51	$47	$124	$119
Gross realized losses	(12)	(45)	(66)	(97)
Net realized investment gains (losses) on fixed maturity securities	39	2	58	22
Equity securities:
Gross realized gains	1	3	6	10
Gross realized losses	(4)	(5)	(4)	(27)
Net realized investment gains (losses) on equity securities	(3)	(2)	2	(17)
Derivatives	—	(1)	1	(4)
Short term investments and other	1	2	8	9
Net realized investment gains (losses)	$37	$1	$69	$10

The components of net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are summarized in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$8	$9	$16
Asset-backed:
Residential mortgage-backed	2	2	4	5
Other asset-backed	—	1	1	2
Total asset-backed	2	3	5	7
Total fixed maturity securities available-for-sale	8	11	14	23
Equity securities available-for-sale:
Common stock	2	3	3	5
Preferred stock	—	2	—	22
Total equity securities available-for-sale	2	5	3	27
Net OTTI losses recognized in earnings	$10	$16	$17	$50

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,480	$1,704	$40	$19,144	$—
States, municipalities and political subdivisions	11,217	1,295	53	12,459	—
Asset-backed:
Residential mortgage-backed	4,972	187	13	5,146	(54)
Commercial mortgage-backed	2,079	87	8	2,158	(2)
Other asset-backed	1,222	13	5	1,230	—
Total asset-backed	8,273	287	26	8,534	(56)
U.S. Treasury and obligations of government-sponsored enterprises	25	5	—	30	—
Foreign government	456	16	1	471	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,490	3,310	120	40,680	$(56)
Total fixed maturity securities trading	20			20
Equity securities available-for-sale:
Common stock	35	11	—	46
Preferred stock	162	4	1	165
Total equity securities available-for-sale	197	15	1	211
Total	$37,707	$3,325	$121	$40,911

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,352	$1,645	$135	$20,862	$—
States, municipalities and political subdivisions	11,281	548	272	11,557	—
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955	—
Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144	—
Foreign government	531	15	3	543	—
Redeemable preferred stock	92	10	—	102	—
Total fixed maturity securities available-for-sale	39,275	2,450	528	41,197	$(40)
Total fixed maturity securities trading	36			36
Equity securities available-for-sale:
Common stock	36	9	—	45
Preferred stock	143	1	4	140
Total equity securities available-for-sale	179	10	4	185
Total	$39,490	$2,460	$532	$41,418

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. At September 30, 2014 and December 31, 2013, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $972 million and $532 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
September 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,726	$23	$402	$17	$2,128	$40
States, municipalities and political subdivisions	176	2	435	51	611	53
Asset-backed:
Residential mortgage-backed	208	3	254	10	462	13
Commercial mortgage-backed	506	4	112	4	618	8
Other asset-backed	507	4	13	1	520	5
Total asset-backed	1,221	11	379	15	1,600	26
U.S. Treasury and obligations of government-sponsored enterprises	—	—	5	—	5	—
Foreign government	35	—	8	1	43	1
Total fixed maturity securities available-for-sale	3,158	36	1,229	84	4,387	120
Equity securities available-for-sale:
Preferred stock	32	1	1	—	33	1
Total	$3,190	$37	$1,230	$84	$4,420	$121

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22	—	—	640	22
Other asset-backed	269	3	—	—	269	3
Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1	—	—	13	1
Foreign government	111	3	—	—	111	3
Total fixed maturity securities available-for-sale	9,169	384	544	144	9,713	528
Equity securities available-for-sale:
Preferred stock	87	4	—	—	87	4
Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2014 Securities in a Gross Unrealized Loss Position table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads, market illiquidity and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2014.
The following table summarizes the activity for the three and nine months ended September 30, 2014 and 2013 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at September 30, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Beginning balance of credit losses on fixed maturity securities	$66	$89	$74	$95
Additional credit losses for securities for which an OTTI loss was previously recognized	—	1	—	2
Reductions for securities sold during the period	(2)	(7)	(7)	(14)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	(3)	—
Ending balance of credit losses on fixed maturity securities	$64	$83	$64	$83
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2014 and December 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

	September 30, 2014		December 31, 2013
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,329	$2,368	$2,420	$2,455
Due after one year through five years	8,888	9,455	9,496	10,068
Due after five years through ten years	12,446	12,951	11,667	11,954
Due after ten years	13,827	15,906	15,692	16,720
Total	$37,490	$40,680	$39,275	$41,197
Investment Commitments
As of September 30, 2014, the Company had committed approximately $365 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of September 30, 2014, the Company had mortgage loan commitments of $19 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of September 30, 2014, the Company had commitments to purchase or fund additional amounts of $140 million and sell $103 million under the terms of such securities.

Note D. Derivative Financial Instruments
Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net at September 30, 2014 and December 31, 2013. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.
Derivative Financial Instruments

September 30, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Forward commitments for mortgage-backed securities	$30	$—	$—
Currency forwards	6	1	—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	185	—	(1)
Total		$1	$(1)

December 31, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Equity warrants	$5	$—	$—

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2014				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$33	$18,948	$173	$19,154
States, municipalities and political subdivisions	—	12,389	80	12,469
Asset-backed:
Residential mortgage-backed	—	4,986	160	5,146
Commercial mortgage-backed	—	2,061	97	2,158
Other asset-backed	—	588	642	1,230
Total asset-backed	—	7,635	899	8,534
U.S. Treasury and obligations of government-sponsored enterprises	27	3	—	30
Foreign government	47	424	—	471
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	137	39,411	1,152	40,700
Equity securities	141	53	17	211
Other invested assets	—	44	—	44
Short term investments	1,199	612	—	1,811
Life settlement contracts, included in Other assets	—	—	86	86
Total assets	$1,477	$40,120	$1,255	$42,852
Liabilities
Other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$33	$20,661	$204	$20,898
States, municipalities and political subdivisions	—	11,486	71	11,557
Asset-backed:
Residential mortgage-backed	—	4,640	331	4,971
Commercial mortgage-backed	—	1,912	151	2,063
Other asset-backed	—	509	446	955
Total asset-backed	—	7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28	—	144
Foreign government	81	462	—	543
Redeemable preferred stock	45	57	—	102
Total fixed maturity securities	275	39,755	1,203	41,233
Equity securities	126	48	11	185
Other invested assets	—	54	—	54
Short term investments	769	563	—	1,332
Life settlement contracts, included in Other assets	—	—	88	88
Separate account business	9	171	1	181
Total assets	$1,179	$40,591	$1,303	$43,073

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013.

Level 3 (In millions)	Balance at July 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2014 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$194	$—	$(1)	$4	$—	$(3)	$—	$(21)	$173	$—
States, municipalities and political subdivisions	79	—	1	—	—	—	—	—	80	—
Asset-backed:
Residential mortgage-backed	185	1	—	—	—	(17)	11	(20)	160	—
Commercial mortgage-backed	59	2	(2)	28	—	(21)	31	—	97	—
Other asset-backed	626	1	(4)	80	—	(25)	—	(36)	642	—
Total asset-backed	870	4	(6)	108	—	(63)	42	(56)	899	—
Total fixed maturity securities	1,143	4	(6)	112	—	(66)	42	(77)	1,152	—
Equity securities	2	—	(1)	16	—	—	—	—	17	—
Life settlement contracts	86	1	—	—	—	(1)	—	—	86	1
Total	$1,231	$5	$(7)	$128	$—	$(67)	$42	$(77)	$1,255	$1

Level 3 (In millions)	Balance at July 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$202	$1	$—	$6	$(6)	$(8)	$17	$(1)	$211	$—
States, municipalities and political subdivisions	140	—	(3)	—	—	(15)	—	(27)	95	—
Asset-backed:
Residential mortgage-backed	428	—	(20)	5	—	(21)	—	(22)	370	(1)
Commercial mortgage-backed	165	(1)	(2)	10	—	(1)	—	(14)	157	—
Other asset-backed	387	—	1	56	—	(6)	—	(5)	433	(1)
Total asset-backed	980	(1)	(21)	71	—	(28)	—	(41)	960	(2)
Redeemable preferred stock	25	(1)	1	—	—	(25)	—	—	—	—
Total fixed maturity securities	1,347	(1)	(23)	77	(6)	(76)	17	(69)	1,266	(2)
Equity securities	13	(2)	2	—	—	—	—	—	13	(2)
Life settlement contracts	91	3	—	—	—	(4)	—	—	90	—
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,453	$—	$(21)	$77	$(6)	$(80)	$17	$(69)	$1,371	$(4)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013.

Level 3 (In millions)	Balance at January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2014 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$204	$2	$—	$30	$(10)	$(13)	$8	$(48)	$173	$—
States, municipalities and political subdivisions	71	1	3	1	(10)	—	14	—	80	—
Asset-backed:
Residential mortgage-backed	331	(22)	62	47	(174)	(57)	32	(59)	160	—
Commercial mortgage-backed	151	4	(2)	28	(60)	(23)	43	(44)	97	—
Other asset-backed	446	2	—	457	(111)	(115)	—	(37)	642	(1)
Total asset-backed	928	(16)	60	532	(345)	(195)	75	(140)	899	(1)
Total fixed maturity securities	1,203	(13)	63	563	(365)	(208)	97	(188)	1,152	(1)
Equity securities	11	3	(5)	16	(8)	—	—	—	17	—
Life settlement contracts	88	23	—	—	—	(25)	—	—	86	3
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$13	$58	$579	$(373)	$(233)	$97	$(189)	$1,255	$2

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at September 30, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at September 30, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$2	$(1)	$129	$(96)	$(34)	$43	$(51)	$211	$(2)
States, municipalities and political subdivisions	96	(3)	1	122	(79)	(20)	5	(27)	95	—
Asset-backed:
Residential mortgage-backed	413	2	(21)	116	(10)	(53)	4	(81)	370	(3)
Commercial mortgage-backed	129	—	7	88	—	(10)	21	(78)	157	—
Other asset-backed	368	3	(1)	230	(132)	(30)	—	(5)	433	(2)
Total asset-backed	910	5	(15)	434	(142)	(93)	25	(164)	960	(5)
Redeemable preferred stock	26	(1)	—	—	—	(25)	—	—	—	—
Total fixed maturity securities	1,251	3	(15)	685	(317)	(172)	73	(242)	1,266	(7)
Equity securities	34	(22)	2	—	—	—	—	(1)	13	(22)
Other invested assets, including derivatives, net	—	—	—	—	(1)	1	—	—	—	—
Short term investments	6	—	—	—	(6)	—	—	—	—	—
Life settlement contracts	100	14	—	—	—	(24)	—	—	90	(1)
Separate account business	2	—	—	—	—	—	—	—	2	—
Total	$1,393	$(5)	$(13)	$685	$(324)	$(195)	$73	$(243)	$1,371	$(30)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended September 30, 2014 there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

Derivative Financial Instruments
Level 1 securities include exchange traded derivatives, primarily futures, valued using quoted market prices. Level 2 securities primarily include the embedded derivative on funds withheld liability and currency forwards. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld payable, which are fixed maturity securities valued with observable inputs. Currency forwards are valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, credit default swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
Overseas Deposits
Overseas deposits, which can be redeemed at net asset value in 90 days or less, are classified as Level 2.
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
Separate Account Business
Separate account business included fixed maturity securities, equities and short term investments. The valuation methodologies and inputs for these asset types have been described above.
Significant Unobservable Inputs
The tables below present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the table below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company.

Assets (In millions)	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$95	Discounted cash flow	Credit spread	2% - 12% (3%)
Equity securities	18	Market approach	Private offering price	$13 - $4,388 per share ($554)
Life settlement contracts	86	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (193%)

Assets (In millions)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% - 20% (4%)
Equity securities	10	Market approach	Private offering price	$360 - $4,268 per share ($1,148)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% - 743% (192%)
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

September 30, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	556	—	—	576	576
Financial liabilities
Short term debt	$549	$—	$555	$—	$555
Long term debt	2,559	—	2,889	—	2,889

December 31, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$23	$—	$—	$23	$23
Mortgage loans	508	—	—	515	515
Financial liabilities
Premium deposits and annuity contracts	$57	$—	$—	$58	$58
Short term debt	549	—	575	—	575
Long term debt	2,011	—	2,328	—	2,328
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $17 million and $147 million for the three and nine months ended September 30, 2014. Catastrophe losses in 2014 related primarily to U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $42 million and $146 million for the three and nine months ended September 30, 2013.

Net Prior Year Development
The following tables and discussion include the net prior year development recorded for CNA Specialty, CNA Commercial, Hardy and Corporate & Other Non-Core segments.
Net Prior Year Development

Three months ended September 30, 2014
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(82)	$57	$—	$(1)	$(26)
Pretax (favorable) unfavorable premium development	(2)	(1)	6	—	3
Total pretax (favorable) unfavorable net prior year development	$(84)	$56	$6	$(1)	$(23)

Three months ended September 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(74)	$(3)	$(6)	$2	$(81)
Pretax (favorable) unfavorable premium development	(3)	7	1	—	5
Total pretax (favorable) unfavorable net prior year development	$(77)	$4	$(5)	$2	$(76)

Nine months ended September 30, 2014
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(139)	$153	$10	$(1)	$23
Pretax (favorable) unfavorable premium development	(11)	(25)	6	—	(30)
Total pretax (favorable) unfavorable net prior year development	$(150)	$128	$16	$(1)	$(7)

Nine months ended September 30, 2013
(In millions)	CNA Specialty	CNA Commercial	Hardy	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$13	$5	$—	$(112)
Pretax (favorable) unfavorable premium development	(16)	(8)	7	1	(16)
Total pretax (favorable) unfavorable net prior year development	$(146)	$5	$12	$1	$(128)

CNA Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the CNA Specialty segment for the three and nine months ended September 30, 2014 and 2013.

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$13	$9	$15	$(11)
Other Professional Liability and Management Liability	(9)	(4)	(73)	(28)
Surety	(79)	(76)	(78)	(74)
Warranty	—	—	—	—
Other	(7)	(3)	(3)	(17)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(82)	$(74)	$(139)	$(130)
Three Months
2014
Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior.
Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2012 and prior.
2013
Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2011 and prior.
Nine Months
2014
Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior.
Favorable development for other professional liability and management liability was related to better than expected severity in accident years 2008 through 2011, including favorable outcomes on individual large claims.
Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2012 and prior.
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

CNA Commercial
The following table provides further detail of the development recorded for the CNA Commercial segment for the three and nine months ended September 30, 2014 and 2013. A significant amount of the unfavorable development for the nine months ended September 30, 2014 relates to business classes which the Company has exited, but also includes Small Business where the Company is taking underwriting actions in an effort to improve profitability.

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$12	$4	$52	$1
General Liability	39	(18)	64	(24)
Workers' Compensation	24	26	74	96
Property and Other	(18)	(15)	(37)	(60)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$57	$(3)	$153	$13
Three Months
2014
Overall, unfavorable development for general liability coverages was primarily related to higher than expected severity in accident years 2010, 2011 and 2013. Favorable development was recorded primarily related to lower than expected frequency of large losses in accident years 2005 through 2008.
Overall, unfavorable development for workers’ compensation was primarily related to increased medical severity in accident years 2010 and prior and higher than expected severity related to Defense Base Act (DBA) contractors in accident years 2010 through 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers' compensation reinsurance pool.
Favorable development for property and other first-party coverages was recorded in accident years 2013 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.
2013
Favorable development for general liability coverages was primarily related to better than expected loss emergence in accident years 2005 through 2007 and 2012.
Unfavorable development for workers’ compensation was primarily due to increased frequency and severity on claims related to DBA contractors in accident year 2012.
Favorable development for property and other coverages was primarily related to favorable loss emergence in non-catastrophe losses in accident years 2010 through 2012.

Nine Months
2014
Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected severity for liability coverages in accident years 2009 through 2013.
Overall, unfavorable development for general liability was primarily related to higher than expected severity in accident years 2010, 2011 and 2013, including unfavorable development in accident year 2013 related to Small Business. Favorable development was recorded primarily related to lower than expected frequency of large losses in accident years 2005 through 2008.
Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and prior, higher than expected severity related to DBA contractors in accident years 2010 through 2013 and the recognition of losses related to favorable premium development in accident year 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers' compensation reinsurance pool.
Favorable development for property and other first-party coverages was recorded in accident years 2013 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.
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

Hardy
The following table provides further detail of the development recorded for the Hardy segment for the three and nine months ended September 30, 2014 and 2013.

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Marine and Aviation	$2	$—	$8	$3
Non-Marine Property	2	1	3	8
Property Treaty	(1)	(5)	(5)	(3)
Specialty	(3)	(2)	(6)	(3)
Commutations	—	—	10	—
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$—	$(6)	$10	$5
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
Note H. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Pension cost (benefit)
Service cost	$3	$3	$7	$9
Interest cost on projected benefit obligation	33	30	99	90
Expected return on plan assets	(48)	(45)	(144)	(135)
Amortization of net actuarial loss	6	10	19	34
Settlement loss	—	3	—	3
Net periodic pension cost (benefit)	$(6)	$1	$(19)	$1

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$—	$—	$1	$1
Amortization of prior service credit	—	(4)	(9)	(13)
Amortization of net actuarial loss	—	1	—	1
Curtailment gain	—	—	(86)	—
Net periodic postretirement cost (benefit)	$—	$(3)	$(94)	$(11)
In the second quarter of 2014, the Company eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change was a negative plan amendment and also resulted in an $86 million curtailment gain which is included in Other operating expenses within the Corporate & Other Non-Core segment. In connection with the plan amendment, the Company remeasured the plan benefit obligation which resulted in a decrease in the discount rate used to determine the benefit obligation from 3.60% to 3.10%.

Note I. Other Intangible Assets
Other intangible assets are presented in the following table.

		September 30, 2014		December 31, 2013
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$63	$63	$64	$63
Trade name	8 years	8	2	8	2
Distribution channel	15 years	13	2	13	1
Total finite-lived intangible assets		84	67	85	66
Indefinite-lived intangible assets:
Syndicate capacity		57		58
Agency force		16		16
Total indefinite-lived intangible assets		73		74
Total other intangible assets		$157	$67	$159	$66
For the three and nine months ended September 30, 2014, amortization expense of $1 million and $2 million was included in Amortization of deferred acquisition costs. For the nine months ended September 30, 2014, $1 million was recorded in Other operating expenses in the Statement of Operations for the Hardy segment. For the three and nine months ended September 30, 2013, amortization expense of $1 million and $14 million was included in Amortization of deferred acquisition costs and $(1) million and $4 million was included in Other operating expenses in the Statement of Operations for the Hardy segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for intangible assets is $1 million for the remainder of 2014, $1 million in 2015 and $2 million in years 2016, 2017, 2018 and 2019.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at September 30, 2014 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $60 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
As of September 30, 2014 and December 31, 2013, the Company had recorded liabilities of approximately $12 million and $7 million related to indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company has agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation.  Such guarantee and indemnification agreements may include provisions that survive indefinitely. As of September 30, 2014, the aggregate amount of quantifiable guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans was $375 million and $324 million.  Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2014, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
In the normal course of business, the Company also provided indemnifications, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion at September 30, 2014. The Company does not believe a payable is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note K. Business Segments
The Company's core property and casualty commercial insurance operations are reported in three business segments: CNA Specialty, CNA Commercial and Hardy. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A of the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2013. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves, deferred acquisition costs and goodwill are readily identifiable for all individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and realized investment gains (losses) are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company's operating performance. Management utilizes these financial measures to monitor the Company's insurance operations and investment portfolio. Net operating income, which is derived from certain income statement amounts, is used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains (losses) on securities, portfolio duration and exposure to market and credit risk. Based on such analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security, which may produce realized gains (losses).
Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains (losses), 2) income (loss) from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains (losses) because net realized investment gains (losses) are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.
The results of the Company's continuing operations and selected balance sheet items are presented in the following tables.

Three months ended September 30, 2014	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$775	$808	$88	$139	$—	$—	$1,810
Net investment income	133	163	2	177	5	—	480
Other revenues	76	11	(1)	(3)	3	(2)	84
Total operating revenues	984	982	89	313	8	(2)	2,374
Claims, Benefits and Expenses
Net incurred claims and benefits	398	595	57	319	(18)	—	1,351
Policyholders’ dividends	2	1	—	—	—	—	3
Amortization of deferred acquisition costs	159	139	27	7	—	—	332
Other insurance related expenses	73	139	15	33	—	—	260
Other expenses	65	12	6	36	55	(2)	172
Total claims, benefits and expenses	697	886	105	395	37	(2)	2,118
Operating income (loss) before income tax	287	96	(16)	(82)	(29)	—	256
Income tax (expense) benefit on operating income (loss)	(95)	(32)	1	40	12	—	(74)
Net operating income (loss)	192	64	(15)	(42)	(17)	—	182
Net realized investment gains (losses), pretax	3	3	—	30	1	—	37
Income tax (expense) benefit on net realized investment gains (losses)	(1)	1	—	(9)	(1)	—	(10)
Net realized investment gains (losses)	2	4	—	21	—	—	27
Net income (loss) from continuing operations	$194	$68	$(15)	$(21)	$(17)	$—	$209

Three months ended September 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$768	$832	$86	$140	$—	$(1)	$1,825
Net investment income	159	219	1	167	9	—	555
Other revenues	67	10	1	(4)	3	—	77
Total operating revenues	994	1,061	88	303	12	(1)	2,457
Claims, Benefits and Expenses
Net incurred claims and benefits	427	565	35	343	4	—	1,374
Policyholders’ dividends	3	1	—	—	—	—	4
Amortization of deferred acquisition costs	161	148	25	7	—	—	341
Other insurance related expenses	64	141	14	33	1	(1)	252
Other expenses	58	7	2	—	49	—	116
Total claims, benefits and expenses	713	862	76	383	54	(1)	2,087
Operating income (loss) before income tax	281	199	12	(80)	(42)	—	370
Income tax (expense) benefit on operating income (loss)	(94)	(68)	—	47	16	—	(99)
Net operating income (loss)	187	131	12	(33)	(26)	—	271
Net realized investment gains (losses), pretax	2	1	—	(3)	1	—	1
Income tax (expense) benefit on net realized investment gains (losses)	(1)	—	1	—	(1)	—	(1)
Net realized investment gains (losses)	1	1	1	(3)	—	—	—
Net income (loss) from continuing operations	$188	$132	$13	$(36)	$(26)	$—	$271

Nine months ended September 30, 2014	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,286	$2,447	$278	$417	$—	$(1)	$5,427
Net investment income	445	569	4	521	17	—	1,556
Other revenues	218	29	(1)	10	10	(4)	262
Total operating revenues	2,949	3,045	281	948	27	(5)	7,245
Claims, Benefits and Expenses
Net incurred claims and benefits	1,304	1,871	147	929	(20)	—	4,231
Policyholders’ dividends	4	6	—	—	—	—	10
Amortization of deferred acquisition costs	470	423	81	22	—	—	996
Other insurance related expenses	219	416	51	96	—	(1)	781
Other expenses	191	31	14	34	75	(4)	341
Total claims, benefits and expenses	2,188	2,747	293	1,081	55	(5)	6,359
Operating income (loss) before income tax	761	298	(12)	(133)	(28)	—	886
Income tax (expense) benefit on operating income (loss)	(253)	(97)	(1)	98	11	—	(242)
Net operating income (loss)	508	201	(13)	(35)	(17)	—	644
Net realized investment gains (losses), pretax	10	8	(1)	42	10	—	69
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(2)	—	(14)	(4)	—	(23)
Net realized investment gains (losses)	7	6	(1)	28	6	—	46
Net income (loss) from continuing operations	$515	$207	$(14)	$(7)	$(11)	$—	$690

September 30, 2014
(In millions)
Reinsurance receivables	$636	$689	$151	$549	$2,825	$—	$4,850
Insurance receivables	799	1,035	181	12	2	—	2,029
Deferred acquisition costs	320	253	54	—	—	—	627
Goodwill	117	—	37	—	—	—	154
Insurance reserves
Claim and claim adjustment expenses	6,861	10,156	380	3,113	2,965	—	23,475
Unearned premiums	1,858	1,466	249	130	—	—	3,703
Future policy benefits	—	—	—	8,890	—	—	8,890
Policyholders’ funds	10	17	—	—	—	—	27

Nine months ended September 30, 2013	CNA Specialty	CNA Commercial	Hardy	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,237	$2,509	$226	$419	$—	$(2)	$5,389
Net investment income	480	680	3	492	25	—	1,680
Other revenues	190	85	1	1	8	(1)	284
Total operating revenues	2,907	3,274	230	912	33	(3)	7,353
Claims, Benefits and Expenses
Net incurred claims and benefits	1,344	1,809	107	983	6	—	4,249
Policyholders’ dividends	5	5	—	—	—	—	10
Amortization of deferred acquisition costs	467	450	66	21	—	—	1,004
Other insurance related expenses	200	426	43	97	1	(2)	765
Other expenses	172	18	15	7	134	(1)	345
Total claims, benefits and expenses	2,188	2,708	231	1,108	141	(3)	6,373
Operating income (loss) before income tax	719	566	(1)	(196)	(108)	—	980
Income tax (expense) benefit on operating income (loss)	(244)	(198)	3	116	38	—	(285)
Net operating income (loss)	475	368	2	(80)	(70)	—	695
Net realized investment gains (losses), pre-tax	(1)	(7)	2	6	10	—	10
Income tax (expense) benefit on net realized investment gains (losses)	—	3	—	(2)	(4)	—	(3)
Net realized investment gains (losses)	(1)	(4)	2	4	6	—	7
Net income (loss)	$474	$364	$4	$(76)	$(64)	$—	$702

December 31, 2013
(In millions)
Reinsurance receivables	$546	$1,075	$197	$1,203	$3,067	$—	$6,088
Insurance receivables	775	1,099	176	11	2	—	2,063
Deferred acquisition costs	318	257	49	—	—	—	624
Goodwill	117	—	38	—	—	—	155
Insurance reserves
Claim and claim adjustment expenses	6,689	10,649	386	3,058	3,307	—	24,089
Unearned premiums	1,805	1,536	249	128	—	—	3,718
Future policy benefits	—	—	—	10,471	—	—	10,471
Policyholders’ funds	9	15	—	92	—	—	116

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains (losses).
Revenues by Line of Business

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
CNA Specialty
International	$57	$59	$183	$177
Management & Professional Liability	699	720	2,113	2,107
Surety	133	126	380	365
Warranty & Alternative Risks	98	91	283	257
CNA Specialty revenues	987	996	2,959	2,906
CNA Commercial
Commercial Insurance	720	776	2,237	2,429
International	95	93	281	276
Small Business	170	193	535	562
CNA Commercial revenues	985	1,062	3,053	3,267
Hardy revenues	89	88	280	232
Life & Group Non-Core revenues	343	300	990	918
Corporate & Other Non-Core revenues	9	13	37	43
Eliminations	(2)	(1)	(5)	(3)
Total revenues	$2,411	$2,458	$7,314	$7,363

Note L. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component for the three months ended September 30, 2014 and 2013.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at July 1, 2014	$35	$1,182	$37	$(476)	$184	$962
Other comprehensive income (loss) before reclassifications	1	(59)	(3)	(2)	(73)	(136)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(12), $(23), $2, $0, and $(33)	—	24	34	(5)	—	53
Other comprehensive income (loss) after tax (expense) benefit of $(1), $64, $25, $(1), $0 and $87	1	(83)	(37)	3	(73)	(189)
Balance at September 30, 2014	$36	$1,099	$—	$(473)	$111	$773

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at July 1, 2013	$26	$724	$(711)	$87	$126
Other comprehensive income (loss) before reclassifications	(4)	(68)	—	56	(16)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(2), $3, $0, and $1	(1)	2	(4)	—	(3)
Other comprehensive income (loss) after tax (expense) benefit of $1, $38, $(3), $0, and $36	(3)	(70)	4	56	(13)
Balance at September 30, 2013	$23	$654	$(707)	$143	$113

The tables below display the changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 and 2013.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2014	$26	$692	$—	$(426)	$150	$442
Transfer to net assets held for sale	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	15	462	12	(2)	(39)	448
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(20), $(23), $(25), $0, and $(68)	—	38	34	45	—	117
Other comprehensive income (loss) after tax (expense) benefit of $(8), $(209), $15, $26, $0 and $(176)	15	424	(22)	(47)	(39)	331
Balance at September 30, 2014	$36	$1,099	$—	$(473)	$111	$773

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at January 1, 2013	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	2	(706)	—	(18)	(722)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(5), $8, $0, and $3	(1)	11	(14)	—	(4)
Other comprehensive income (loss) after tax (expense) benefit of $(2), $387, $(8), $0, and $377	3	(717)	14	(18)	(718)
Balance at September 30, 2013	$23	$654	$(707)	$143	$113
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note M. Discontinued Operations

The results of discontinued operations reflected in the Condensed Consolidated Statements of Operations were as follows:

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Revenues
Net investment income	$14	$42	$94	$128
Net realized investment gains	1	3	3	8
Other revenues	—	1	—	1
Total revenues	15	46	97	137
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	12	36	75	105
Other operating expenses	—	6	2	8
Total claims, benefits and expenses	12	42	77	113
Income before income tax	3	4	20	24
Income tax expense	(2)	(3)	(6)	(10)
Income from operations of discontinued operations, net of income tax	1	1	14	14
Loss on sale, net of income tax (expense) benefit of ($1), -, $40 and -	3	—	(211)	—
Income (loss) from discontinued operations	$4	$1	$(197)	$14

The disposal group included $3,550 million of assets and $3,297 million of liabilities.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2013 statutory net written premiums, we are the eighth largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States of America.
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
We utilize the net operating income financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains (losses), 2) income (loss) from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1. In the evaluation of the results of our CNA Specialty, CNA Commercial and Hardy segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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
Sale of CAC
On August 1, 2014, we closed the previously announced sale of the common stock of CAC. In connection with the sale, we recorded an after-tax loss on sale of $211 million, which is reflected in Income (loss) from discontinued operations. Further information is provided in Notes A and M to the Condensed Consolidated Financial Statements.
In connection with the sale of CAC, we entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this transaction, we recognized an after-tax operating loss of $34 million. Further information is provided in Note A to the Condensed Consolidated Financial Statements.
Pension Settlement
In the third quarter of 2014, we offered a limited-time lump sum payment opportunity to the majority of the terminated vested participants in the CNA Retirement Plan (the Plan). Participants that elect to accept the lump sum offer will receive payment from the Plan's assets in December 2014. The lump sum settlements will reduce our risk and volatility related to funding the Plan.
We expect to record a settlement charge in the fourth quarter of 2014. The high end of the estimated range of the after-tax charge, which is dependent on the rate of participant acceptance, is approximately $65 million. This charge will affect net operating results as it will recognize amounts already included in Accumulated other comprehensive income, but it will have no effect on Total stockholders’ equity.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Operating Revenues
Net earned premiums	$1,810	$1,825	$5,427	$5,389
Net investment income	480	555	1,556	1,680
Other revenues	84	77	262	284
Total operating revenues	2,374	2,457	7,245	7,353
Claims, Benefits and Expenses
Net incurred claims and benefits	1,351	1,374	4,231	4,249
Policyholders' dividends	3	4	10	10
Amortization of deferred acquisition costs	332	341	996	1,004
Other insurance related expenses	260	252	781	765
Other expenses	172	116	341	345
Total claims, benefits and expenses	2,118	2,087	6,359	6,373
Operating income before income tax	256	370	886	980
Income tax expense on operating income	(74)	(99)	(242)	(285)
Net operating income	182	271	644	695
Net realized investment gains, pretax	37	1	69	10
Income tax expense on net realized investment gains	(10)	(1)	(23)	(3)
Net realized investment gains	27	—	46	7
Income from continuing operations	209	271	690	702
Income (loss) from discontinued operations, net of tax	4	1	(197)	14
Net income	$213	$272	$493	$716
Three Month Comparison
Income from continuing operations decreased $62 million for the three months ended September 30, 2014 as compared with the same period in 2013. This decrease was driven by lower net operating income.
Net operating income decreased $89 million for the three months ended September 30, 2014 as compared with the same period in 2013, driven by our core segments, CNA Specialty, CNA Commercial and Hardy. Results of our core segments were affected by lower net investment income, driven by limited partnerships, and lower favorable net prior year development. Catastrophe losses were $10 million after-tax for the three months ended September 30, 2014 as compared with $28 million after-tax for the same period in 2013. Net operating results for our non-core segments included the $34 million loss on the annuity coinsurance transaction, as well as improved results in our long term care business and a reduction in the allowance for uncollectible reinsurance receivables. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $23 million and $76 million was recorded for the three months ended September 30, 2014 and 2013 related to our property and casualty segments. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums were largely consistent as compared with the same period in 2013. See the Segment Results section of this MD&A for further discussion.

Nine Month Comparison
Income from continuing operations decreased $12 million for the nine months ended September 30, 2014 as compared with the same period in 2013. This decrease was driven by lower net operating income, partially offset by increased net realized investment gains.
Net realized investment gains increased $39 million for the nine months ended September 30, 2014 as compared with the same period in 2013. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income decreased $51 million for the nine months ended September 30, 2014 as compared with the same period in 2013. Net operating income decreased $149 million for our core segments primarily due to lower net investment income and lower favorable net prior year development, partially offset by improved current accident year underwriting results. In addition, 2013 results included a legal settlement benefit of $30 million after-tax. Catastrophe losses were $95 million after-tax for the nine months ended September 30, 2014 as compared with $96 million after-tax for the same period in 2013. Net operating results improved $98 million for our non-core segments, primarily due to a $56 million after-tax postretirement plan curtailment benefit and improved results in our long term care business, partially offset by the loss on the annuity coinsurance transaction. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $7 million and $128 million was recorded for the nine months ended September 30, 2014 and 2013 related to our property and casualty segments. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums increased $38 million for the nine months ended September 30, 2014 as compared with the same period in 2013, driven by increases in Hardy and CNA Specialty. See the Segment Results section of this MD&A for further discussion.

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
CNA Specialty
The following table details the results of operations for CNA Specialty.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2014	2013	2014	2013
Net written premiums	$766	$778	$2,304	$2,337
Net earned premiums	775	768	2,286	2,237
Net investment income	133	159	445	480
Net operating income	192	187	508	475
Net realized investment gains (losses)	2	1	7	(1)
Net income	194	188	515	474
Ratios
Loss and loss adjustment expense	51.4%	55.6%	57.1%	60.1%
Expense	29.9	29.4	30.1	29.8
Dividend	0.3	0.3	0.2	0.2
Combined	81.6%	85.3%	87.4%	90.1%
Three Month Comparison
Net written and earned premiums for CNA Specialty for the three months ended September 30, 2014 were largely consistent with the same period in 2013, although the level of new business has declined.
CNA Specialty's average rate increased 3% for the three months ended September 30, 2014, as compared with an increase of 6% for the three months ended September 30, 2013 for the policies that renewed in each period. Retention of 84% and 85% was achieved in each period.
Net operating income increased $5 million for the three months ended September 30, 2014 as compared with the same period in 2013. This increase was driven by improved underwriting results, partially offset by lower net investment income.
The combined ratio decreased 3.7 points for the three months ended September 30, 2014 as compared with the same period in 2013. The loss ratio decreased 4.2 points, primarily due to an improved current accident year loss ratio, including lower catastrophe losses, and increased favorable net prior year development. Catastrophe losses were $5 million, or 0.6 points of the loss ratio, for the three months ended September 30, 2014, as compared with $13 million, or 1.7 points of the loss ratio, for the three months ended September 30, 2013.
Favorable net prior year development of $84 million and $77 million was recorded for the three months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written and earned premiums for CNA Specialty for the nine months ended September 30, 2014 were largely consistent with the same period in 2013, although the level of new business has declined.
CNA Specialty's average rate increased 3% for the nine months ended September 30, 2014, as compared with an increase of 6% for the nine months ended September 30, 2013 for the policies that renewed in each period. Retention of 85% was achieved in each respective period.
Net income increased $41 million for the nine months ended September 30, 2014 as compared with the same period in 2013. This increase was primarily due to higher net operating income.
Net operating income increased $33 million for the nine months ended September 30, 2014 as compared with the same period in 2013. This increase was primarily due to improved underwriting results, partially offset by lower net investment income.
The combined ratio decreased 2.7 points for the nine months ended September 30, 2014 as compared with the same period in 2013. The loss ratio decreased 3.0 points, due to an improved current accident year loss ratio. Catastrophe losses were $21 million and $20 million, or 0.9 points of the loss ratio, for the nine months ended September 30, 2014 and 2013.
Favorable net prior year development of $150 million and $146 million was recorded for the nine months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2014 and December 31, 2013 for CNA Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

	September 30, 2014	December 31, 2013
(In millions)
Gross Case Reserves	$2,439	$2,270
Gross IBNR Reserves	4,422	4,419
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,861	$6,689
Net Case Reserves	$2,203	$2,024
Net IBNR Reserves	4,032	4,142
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,235	$6,166

CNA Commercial
The following table details the results of operations for CNA Commercial.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2014	2013	2014	2013
Net written premiums	$709	$760	$2,387	$2,504
Net earned premiums	808	832	2,447	2,509
Net investment income	163	219	569	680
Net operating income	64	131	201	368
Net realized investment gains (losses)	4	1	6	(4)
Net income	68	132	207	364
Ratios
Loss and loss adjustment expense	73.4%	67.9%	76.4%	72.1%
Expense	34.7	34.8	34.4	34.9
Dividend	0.2	0.3	0.2	0.2
Combined	108.3%	103.0%	111.0%	107.2%
Three Month Comparison
Net written premiums for CNA Commercial decreased $51 million for the three months ended September 30, 2014 as compared with the same period in 2013, driven by a decreased level of new business and underwriting actions taken in certain business classes, partially offset by continued rate increases. Net earned premiums decreased $24 million for the three months ended September 30, 2014 as compared with the same period in 2013, consistent with the decrease in net written premiums over recent quarters.
CNA Commercial's average rate increased 4% for the three months ended September 30, 2014, as compared with an increase of 8% for the three months ended September 30, 2013 for the policies that renewed in each period. Retention of 74% and 72% was achieved in each period.
Net income decreased $64 million for the three months ended September 30, 2014 as compared with the same period in 2013. This decrease was primarily due to lower net operating income.
Net operating income decreased $67 million for the three months ended September 30, 2014 as compared with the same period in 2013. This decrease was due to lower net investment income and higher unfavorable net prior year development.
The combined ratio increased 5.3 points for the three months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 5.5 points, primarily due to higher unfavorable net prior year development. Catastrophe losses were $15 million, or 1.9 points of the loss ratio, for the three months ended September 30, 2014, as compared with $24 million, or 2.9 points of the loss ratio, for the three months ended September 30, 2013.
Unfavorable net prior year development of $56 million and $4 million was recorded for the three months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for CNA Commercial decreased $117 million for the nine months ended September 30, 2014 as compared with the same period in 2013, driven by a decreased level of new business and underwriting actions taken in certain business classes, partially offset by continued rate increases. Net earned premiums decreased $62 million for the nine months ended September 30, 2014 as compared with the same period in 2013, consistent with decreased net written premiums over recent quarters.
CNA Commercial's average rate increased 5% for the nine months ended September 30, 2014, as compared with an increase of 9% for the nine months ended September 30, 2013 for the policies that renewed in each period. Retention of 73% and 75% was achieved in each period.
Net income decreased $157 million for the nine months ended September 30, 2014 as compared with the same period in 2013, due to lower net operating income.
Net operating income decreased $167 million for the nine months ended September 30, 2014 as compared with the same period in 2013. This decrease was primarily due to higher unfavorable net prior year development and lower net investment income. In addition, 2013 results included a legal settlement benefit of $30 million after-tax.
The combined ratio increased 3.8 points for the nine months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 4.3 points, primarily due to higher unfavorable net prior year development, partially offset by an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $122 million, or 5.0 points of the loss ratio, for the nine months ended September 30, 2014, as compared with $121 million, or 4.8 points of the loss ratio, for the nine months ended September 30, 2013.
Unfavorable net prior year development of $128 million and $5 million was recorded for the nine months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2014 and December 31, 2013 for CNA Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2014	December 31, 2013
Gross Case Reserves	$5,771	$5,829
Gross IBNR Reserves	4,385	4,820
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$10,156	$10,649
Net Case Reserves	$5,389	$5,358
Net IBNR Reserves	4,124	4,269
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,513	$9,627

Hardy
The following table details the results of operations for Hardy.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios)	2014	2013	2014	2013
Net written premiums	$85	$81	$290	$274
Net earned premiums	88	86	278	226
Net investment income	2	1	4	3
Net operating income (loss)	(15)	12	(13)	2
Net realized investment gains (losses)	—	1	(1)	2
Net income (loss)	(15)	13	(14)	4
Ratios
Loss and loss adjustment expense	65.7%	40.5%	53.1%	47.3%
Expense	47.2	44.6	47.4	48.1
Dividend	—	—	—	—
Combined	112.9%	85.1%	100.5%	95.4%
Three Month Comparison
Net written and earned premiums for Hardy for the three months ended September 30, 2014 were largely consistent with the same period in 2013.
Hardy's average rate decreased 6% for the three months ended September 30, 2014, as compared with a decrease of 4% for the three months ended September 30, 2013 for the policies that renewed in the period. Retention of 67% and 76% was achieved in each period.
Net operating results decreased $27 million for the three months ended September 30, 2014 as compared with the same period in 2013, primarily due to underwriting results.
The combined ratio increased 27.8 points for the three months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 25.2 points, driven by several large aviation losses and higher than expected underlying losses in the current accident year. The expense ratio increased 2.6 points driven by costs related to moving to a service company operating model, including real estate costs, as well as the effect of foreign currency exchange rates.
Unfavorable net prior year development of $6 million was recorded for the three months ended September 30, 2014, as compared with favorable net prior year development of $5 million for the three months ended September 30, 2013. Development in 2014 related to premiums, while development in 2013 was substantially loss related. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Hardy increased $16 million for the nine months ended September 30, 2014 as compared with the same period in 2013, helped by reduced reinsurance costs. Net earned premiums increased $52 million as compared with the same period in 2013. For the nine months ended September 30, 2013, a third-party capital provider had a 15% share of the 2012 year of account, which was commuted later in 2013.
Hardy's average rate decreased 6% for the nine months ended September 30, 2014, as compared with a decrease of 1% for the nine months ended September 30, 2013 for the policies that renewed in the period. Retention of 73% and 72% was achieved in each period.
Net operating results decreased $15 million for the nine months ended September 30, 2014 as compared with the same period in 2013, primarily due to current accident year underwriting results.
The combined ratio increased 5.1 points for the nine months ended September 30, 2014 as compared with the same period in 2013. The loss ratio increased 5.8 points, due to deterioration in the non-catastrophe current accident year loss ratio.
Unfavorable net prior year development of $16 million and $12 million was recorded for the nine months ended September 30, 2014 and 2013. Further information on net prior year development is included in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves as of September 30, 2014 and December 31, 2013 for Hardy.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2014	December 31, 2013
Gross Case Reserves	$262	$275
Gross IBNR Reserves	118	111
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$380	$386
Net Case Reserves	$161	$159
Net IBNR Reserves	90	75
Total Net Carried Claim and Claim Adjustment Expense Reserves	$251	$234

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
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Net earned premiums	$139	$140	$417	$419
Net investment income	177	167	521	492
Net operating loss	(42)	(33)	(35)	(80)
Net realized investment gains (losses)	21	(3)	28	4
Net loss	(21)	(36)	(7)	(76)
Three Month Comparison
Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended September 30, 2014 as compared with the same period in 2013. Net earned premiums relate primarily to the individual and group long term care businesses.
Net operating loss increased $9 million for the three months ended September 30, 2014 as compared with the same period in 2013, primarily driven by the $34 million after-tax loss on the previously discussed coinsurance transaction, partially offset by improved results in our long term care business. Our long term care business was favorably affected by morbidity, rate increase actions and higher net investment income.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core decreased $2 million for the nine months ended September 30, 2014 as compared with the same period in 2013.
Net operating loss decreased $45 million for the nine months ended September 30, 2014 as compared with the same period in 2013. The decrease was primarily driven by our long term care business which benefited from favorable persistency and morbidity as well as rate increase actions. Results also included higher net investment income, partially offset by the loss on the coinsurance transaction.

Corporate & Other Non-Core
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including asbestos and environmental pollution (A&EP) and intersegment eliminations.
Results of Operations

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Net investment income	$5	$9	$17	$25
Net operating loss	(17)	(26)	(17)	(70)
Net realized investment gains	—	—	6	6
Net loss	(17)	(26)	(11)	(64)
Three Month Comparison
Net results improved $9 million for the three months ended September 30, 2014 as compared with the same period in 2013, primarily driven by a reduction in the allowance for uncollectible reinsurance receivables arising from a change in estimate. Results also included higher interest expense from a new debt issuance in February 2014, in advance of the December 2014 maturity of our existing debt.
Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2014, as compared with unfavorable net prior year development of $2 million for the three months ended September 30, 2013.
Nine Month Comparison
Net results improved $53 million for the nine months ended September 30, 2014 as compared with the same period in 2013. Results in 2014 included a $56 million after-tax benefit related to a postretirement plan curtailment as further discussed in Note H to the Condensed Consolidated Financial Statements and the reduction in the allowance for uncollectible reinsurance receivables, partially offset by higher interest expense.
Favorable net prior year development of $1 million was recorded for the nine months ended September 30, 2014, as compared with unfavorable net prior year development of $1 million for the nine months ended September 30, 2013.
The following table summarizes the gross and net carried reserves as of September 30, 2014 and December 31, 2013 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

(In millions)	September 30, 2014	December 31, 2013
Gross Case Reserves	$1,146	$1,140
Gross IBNR Reserves	1,819	2,167
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,965	$3,307
Net Case Reserves	$152	$283
Net IBNR Reserves	176	184
Total Net Carried Claim and Claim Adjustment Expense Reserves	$328	$467

INVESTMENTS
Net Investment Income
The significant components of net investment income are presented in the following table.
Net Investment Income

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities:
Taxable	$352	$378	$1,054	$1,149
Tax-exempt	101	83	302	223
Total fixed maturity securities	453	461	1,356	1,372
Limited partnership investments	29	93	199	303
Other, net of investment expense	(2)	1	1	5
Pretax net investment income	$480	$555	$1,556	$1,680
After-tax net investment income	$346	$386	$1,108	$1,159

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	5.0%	4.9%	5.0%
Effective income yield for the fixed maturity securities portfolio, after-tax	3.5%	3.5%	3.5%	3.5%
After-tax net investment income for the three and nine months ended September 30, 2014 decreased $40 million and $51 million as compared with the same periods in 2013, reflecting reduced limited partnership returns. Fixed maturity securities investment income, after-tax, increased due to additional investments in tax-exempt securities.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Periods ended September 30	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
Fixed maturity securities:
Corporate and other bonds	$21	$(3)	$43	$36
States, municipalities and political subdivisions	20	8	38	6
Asset-backed	(2)	(6)	(25)	(24)
Foreign government	—	4	2	5
Redeemable preferred stock	—	(1)	—	(1)
Total fixed maturity securities	39	2	58	22
Equity securities	(3)	(2)	2	(17)
Derivative securities	—	(1)	1	(4)
Short term investments and other	1	2	8	9
Net realized investment gains (losses), pretax	37	1	69	10
Income tax (expense) benefit on net realized investment gains (losses)	(10)	(1)	(23)	(3)
Net realized investment gains (losses)	$27	$—	$46	$7
Net realized investment gains increased $27 million for the three months ended September 30, 2014 compared with the same period in 2013, driven by higher net realized investment gains on sales of securities.
Net realized investment gains increased $39 million for the nine months ended September 30, 2014 as compared with the same period in 2013, driven by lower OTTI losses recognized in earnings and higher net realized investment gains on sales of securities. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 93% and 92% of which were rated as investment grade (rated BBB- or higher) at September 30, 2014 and December 31, 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. At September 30, 2014 and December 31, 2013, approximately 99% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

	September 30, 2014		December 31, 2013
(In millions)		%		%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,785	9%	$3,683	9%
AAA rated	2,890	7	2,776	7
AA and A rated	20,128	50	20,353	49
BBB rated	10,994	27	11,171	27
Non-investment grade	2,903	7	3,250	8
Total	$40,700	100%	$41,233	100%
Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity securities was $2,761 million and $3,097 million at September 30, 2014 and December 31, 2013. The following table summarizes the ratings of these securities at fair value.
Non-Investment Grade

	September 30, 2014		December 31, 2013
(In millions)		%		%
BB	$1,183	41%	$1,393	43%
B	833	29	967	30
CCC - C	667	23	649	20
D	220	7	241	7
Total	$2,903	100%	$3,250	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.
Gross Unrealized Losses by Ratings Distribution

September 30, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$200	5%	$5	4%
AAA	406	9	8	7
AA	659	15	11	9
A	1,000	23	13	11
BBB	1,366	31	65	54
Non-investment grade	756	17	18	15
Total	$4,387	100%	$120	100%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

September 30, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$111	3%	$4	3%
Due after one year through five years	1,055	24	20	17
Due after five years through ten years	2,375	54	36	30
Due after ten years	846	19	60	50
Total	$4,387	100%	$120	100%

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
Effective Durations

	September 30, 2014		December 31, 2013
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,261	11.1	$15,009	11.3
Other interest sensitive investments	28,286	4.1	27,766	4.4
Total	$42,547	6.5	$42,775	6.9
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

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

	September 30, 2014	December 31, 2013
(In millions)
Short term investments:
Commercial paper	$569	$549
U.S. Treasury securities	1,028	636
Money market funds	170	94
Other	111	128
Total short term investments	$1,878	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2014, net cash provided by operating activities was $1,047 million as compared with $921 million for the same period in 2013. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships, substantially offset by increased tax payments. Additionally, in the third quarter of 2013 we contributed $75 million to the CNA Retirement Plan.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2014, net cash used by investing activities was $1,087 million as compared with $689 million for the same period in 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the nine months ended September 30, 2014, net cash provided by financing activities was $95 million as compared with net cash used of $200 million for the same period in 2013. In the first quarter of 2014 we issued $550 million of 3.95% senior notes due May 15, 2024 and invested the proceeds in short-term interest bearing securities. We intend to use the proceeds to repurchase, redeem, repay or otherwise retire the $549 million outstanding aggregate principal balance of the 5.85% senior notes due December 15, 2014. Additionally, cash provided by financing activities in 2014 included $23 million relating to repayments of officer loans.
Common Stock Dividends
Dividends of $1.75 per share of our common stock, including a special dividend of $1.00 per share, were declared and paid during the nine months ended September 30, 2014. On October 30, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share, payable December 3, 2014 to stockholders of record on November 17, 2014. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs, and regulatory constraints.
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
During the nine months ended September 30, 2014, Continental Casualty Company (CCC) paid dividends of $550 million to CNAF. As of September 30, 2014, CCC is able to pay approximately $464 million of dividends during the remainder of 2014 that would not be subject to the prior approval of the Illinois Department of Insurance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2014. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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
As of September 30, 2014, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2014.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: November 4, 2014	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE