Form 10-K
period 2014-12-31
CNA FINANCIAL CORP
filed 2015-02-23
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 18, 2015, 270,015,043 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $1,084 million based on the closing price of $40.42 per share of the common stock on the New York Stock Exchange on June 30, 2014.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2015 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2014. On August 1, 2014, we completed the sale of the common stock of Continental Assurance Company (CAC).
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
Our core business, commercial property and casualty insurance operations, is reported in three business segments: Specialty, Commercial and International. Our non-core businesses are managed in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their markets and product mix. Discussions of each segment, including the products offered, customers served and distribution channels used, are set forth in the Management's Discussion and Analysis (MD&A) included under Item 7 and in Note P to the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,700 individual companies that sell property and casualty insurance in the United States. Based on 2013 statutory net written premiums, we are the eighth largest commercial insurance writer and the 13th largest property and casualty insurance organization in the United States.
Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.
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

The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our European operations. Additionally, the International Association of Insurance Supervisors (IAIS) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Insurance Office and the National Association of Insurance Commissioners are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will impact the Company as any final proposal would ultimately need to be legislated or regulated by each individual country or state.
Domestic insurers are also required by state insurance regulators to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each state.
Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments and workers' compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process.
Although the federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry. These initiatives and legislation include proposals relating to potential federal oversight of certain insurers; terrorism and natural catastrophe exposures; cybersecurity risk management; federal financial services reforms; and certain tax reforms. The Terrorism Risk Insurance Program Reauthorization Act of 2015 was enacted on January 12, 2015. The reauthorization provides for a federal government backstop for insured terrorism risks for another six years with increases to the insurer co-payment and program trigger. The existence of the mitigating effects of such law is part of the analysis of our overall risk posture for terrorism and, accordingly, our risk positioning may change if such law were modified. We also continue to invest in the security network of our systems on an enterprise-wide basis, especially considering the implications of data and privacy breaches. This requires an investment of a significant amount of resources by us on an ongoing basis. Potential implications of possible cybersecurity legislation on such current investment, if any, are uncertain. The foregoing proposals, either separately or in the aggregate, create a regulatory and legal environment that may require changes in our business plan or significant investment of resources in order to operate in an effective and compliant manner.
Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders.
Employee Relations
As of December 31, 2014, we had approximately 6,900 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note J to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.
Direct Written Premiums

Years ended December 31	Percent of Total
	2014	2013	2012
California	9.1%	9.2%	9.5%
Texas	8.1	8.0	7.4
New York	7.2	7.2	7.1
Illinois	6.7	5.9	6.5
Florida	5.7	5.9	5.8
Pennsylvania	3.7	3.7	3.4
New Jersey	3.4	3.7	3.5
Canada	2.6	3.1	3.0
All other states, countries or political subdivisions	53.5	53.3	53.8
Total	100.0%	100.0%	100.0%
Approximately 8.8%, 9.0% and 9.2% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2014, 2013 and 2012.
Property and Casualty Claim and Claim Adjustment Expenses
The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for our property and casualty insurance companies. The December 31, 2013 claim and claim adjustment expense reserves in the Consolidated Balance Sheet under Item 8 include amounts related to our life insurance subsidiary, therefore the reserves in this table as of that date do not agree to the Consolidated Balance Sheet. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of our property and casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims. The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Schedule of Loss Reserve Development

Calendar Year Ended	2004	2005	2006	2007	2008	2009	2010 (a)	2011	2012 (b)	2013	2014
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$31,204	$30,694	$29,459	$28,415	$27,475	$26,712	$25,412	$24,228	$24,696	$24,015	$23,271
Originally reported ceded recoverable	13,682	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075	4,911	4,344
Originally reported net reserves for unpaid claim and claim adjustment expenses	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621	$19,104	$18,927
Cumulative net paid as of:
One year later	$2,651	$3,442	$4,436	$4,308	$3,930	$3,762	$3,472	$4,277	$4,588	$4,352	$—
Two years later	4,963	7,022	7,676	7,127	6,746	6,174	6,504	7,459	7,788	—	—
Three years later	7,825	9,620	9,822	9,102	8,340	8,374	8,822	9,834	—	—	—
Four years later	9,914	11,289	11,312	10,121	9,863	10,038	10,548	—	—	—	—
Five years later	11,261	12,465	11,973	11,262	11,115	11,296	—	—	—	—	—
Six years later	12,226	12,917	12,858	12,252	12,114	—	—	—	—	—	—
Seven years later	12,551	13,680	13,670	13,101	—	—	—	—	—	—	—
Eight years later	13,245	14,409	14,412	—	—	—	—	—	—	—	—
Nine years later	13,916	15,092	—	—	—	—	—	—	—	—	—
Ten years later	14,561	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	$17,522	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621	$19,104	$18,927
One year later	18,513	20,588	21,601	21,463	21,021	20,643	18,923	19,081	19,506	19,065	—
Two years later	19,044	20,975	21,706	21,259	20,472	20,237	18,734	18,946	19,502	—	—
Three years later	19,631	21,408	21,609	20,752	20,014	20,012	18,514	18,908	—	—	—
Four years later	20,212	21,432	21,286	20,350	19,784	19,758	18,378	—	—	—	—
Five years later	20,301	21,326	20,982	20,155	19,597	19,563	—	—	—	—	—
Six years later	20,339	21,060	20,815	20,021	19,414	—	—	—	—	—	—
Seven years later	20,142	20,926	20,755	19,883	—	—	—	—	—	—	—
Eight years later	20,023	20,900	20,634	—	—	—	—	—	—	—	—
Nine years later	20,054	20,817	—	—	—	—	—	—	—	—	—
Ten years later	20,011	—	—	—	—	—	—	—	—	—	—
Total net (deficiency) redundancy	$(2,489)	$(561)	$747	$1,587	$1,848	$1,625	$974	$353	$119	$39	$—
Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$20,011	$20,817	$20,634	$19,883	$19,414	$19,563	$18,378	$18,908	$19,502	$19,065	$—
Re-estimated ceded recoverable	14,411	11,720	9,398	7,987	6,942	6,284	6,773	5,519	5,200	4,596	—
Total gross re-estimated reserves	$34,422	$32,537	$30,032	$27,870	$26,356	$25,847	$25,151	$24,427	$24,702	$23,661	$—
Total gross (deficiency) redundancy	$(3,218)	$(1,843)	$(573)	$545	$1,119	$865	$261	$(199)	$(6)	$354	$—
Net (deficiency) redundancy related to:
Asbestos	$(123)	$(113)	$(112)	$(107)	$(79)	$—	$—	$—	$—	$—	$—
Environmental pollution	(209)	(159)	(159)	(159)	(76)	—	—	—	—	—	—
Total asbestos and environmental pollution	(332)	(272)	(271)	(266)	(155)	—	—	—	—	—	—
Core (Non-asbestos & environmental pollution)	(2,157)	(289)	1,018	1,853	2,003	1,625	974	353	119	39	—
Total net (deficiency) redundancy	$(2,489)	$(561)	$747	$1,587	$1,848	$1,625	$974	$353	$119	$39	$—

(a)
Effective January 1, 2010, we ceded our net asbestos and environmental pollution claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement, as further discussed in Note F to the Consolidated Financial Statements included under Item 8.

(b)	On July 2, 2012, we acquired Hardy. As a result of this acquisition, net reserves were increased by $291 million.
In the third quarter of 2014, the Company commuted a workers' compensation reinsurance pool which had the impact of $348 million of favorable gross loss reserve development and $324 million of unfavorable ceded loss reserve development.
Additional information regarding our property and casualty claim and claim adjustment expense reserves and reserve development is set forth in the MD&A included under Item 7 and in Notes A and F to the Consolidated Financial Statements included under Item 8.
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Reading Rooms at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Reading Rooms by calling the SEC at 1-202-551-8090. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including CNA, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
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
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in long-tail and long duration coverages, we are sometimes required to add to our reserves. This is called unfavorable net prior year development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely difficult to predict. Examples of emerging or potential claims and coverage issues include:

•
uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation;

•	increased uncertainty related to medical professional liability, medical products liability and workers’ compensation coverages resulting from the Patient Protection and Affordable Care Act;

•	significant class action litigation; and

•
mass tort claims, including bodily injury claims related to benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals and various other chemical and radiation exposure claims.

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

Our key assumptions used to determine active life reserves for long term care policies could vary significantly from actual experience.
Our reserves for long term care policies are based on key assumptions including morbidity, persistency (the percentage of policies remaining in force), discount rate and future rate increases. These assumptions, which are critical bases for our reserve estimates, are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, we may be required to increase our reserves.
Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited historical data and industry data available to us, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends can be volatile and may be negatively affected by many factors including, but not limited to, overall population mortality trends, advances in medical care and voluntary lapse experience.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require changes to our reserves. This risk is more significant for long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, we may not receive regulatory approval for the rate increases we request. Any adverse deviation of future rate increases approved relative to our reserving assumptions may require an increase to our reserves.
If our estimated reserves are insufficient for any reason, including changes in assumptions, the required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Catastrophe losses are unpredictable and could result in material losses.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil commotion and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded and reinsurance reinstatement premiums, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result, catastrophe losses are particularly difficult to estimate. The Terrorism Risk Insurance Program Reauthorization Act of 2015 was enacted on January 12, 2015. The reauthorization provides for a federal government backstop for insured terrorism risks for another six years with increases to the insurer co-payment and program trigger. The existence of the mitigating effects of such law is part of the analysis of our overall risk posture for terrorism and, accordingly, our risk positioning may change if such law were modified.
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

On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer at December 31, 2014 is $2.5 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, our liabilities for A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial.
We face intense competition in our industry and may be adversely affected by the cyclical nature of the property and casualty business as well as the availability and cost of reinsurance.
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
Additionally, we purchase reinsurance to help manage our exposure to risk. Under our ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost we deem acceptable, we may be unwilling to bear the increased risk and would reduce the level of our underwriting commitments.
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
A portion of our business is written under deductible policies. Under these policies, we are obligated to pay the related insurance claims and are reimbursed by the policyholder to the extent of the deductible, which may be significant. As a result, we are exposed to credit risk to the policyholder. If the amounts we collect from policyholders are less than the amounts recorded, our incurred losses will be higher.
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity and currency, many of which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity and currency prices and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities.

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
As a result of all of these factors, we may not earn an adequate return on our investments, may incur losses on the disposition of our investments and may be required to write down the value of our investments.
Our valuation of investments and impairment of securities requires significant judgment, which is inherently uncertain.
We exercise significant judgment in analyzing and validating fair values, which are primarily provided by third parties, for securities in our investment portfolio, including those that are not regularly traded in active markets. We also exercise significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. The valuation of residential and commercial mortgage and other asset-backed securities can be particularly sensitive to small changes in collateral performance.
Due to the inherent uncertainties involved with these judgments, we may incur unrealized losses and conclude that other-than-temporary write downs of our investments are required.
Changes in tax laws of jurisdictions in which we operate could adversely impact our results of operations.
Federal, state or foreign tax legislation that would lessen or eliminate some or all of the tax attributes currently affecting us could materially and adversely impact our results of operations, in particular, changes to tax laws governing tax credits. Other potential tax law changes, including the taxation of interest from municipal bonds, could also adversely affect the value of our investment portfolio and the rate at which we discount certain liabilities.
Any significant interruption in the operation of our facilities, systems and business functions or breach in our data security infrastructure could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships, necessary business functions (such as internet support and 24-hour call centers), processing new and renewal business and processing and paying claims and other obligations. Our facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including, without limitation, natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics, utility outages, interruptions of our data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. Likewise, we could experience a significant failure or corruption of one or more of our information technology, telecommunications, or other systems for various reasons, including significant failures that might occur as existing systems are replaced or upgraded.
The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions, including the ability to issue financial statements in a timely manner. This could result in a materially adverse effect on our business results, prospects and liquidity, as well as damage to customer goodwill.

A significant breach of our data security infrastructure, resulting from actions by our employees, vendors, third-party administrators or by unknown third parties, that impacts our data framework or causes a failure to protect personal information of our customers, claimants or employees may result in operational impairments and financial losses, as well as significant harm to our reputation.
The foregoing risks relating to disruption of service, interruption of operations and data loss could expose us to monetary and reputational damages. In addition, potential exposure includes substantially increased compliance costs and computer system upgrading and security-related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions. Any such legal or regulatory action could have a material adverse effect on our operations.
Loss of key vendor relationships, issues relating to the transitioning of vendor relationships or exposure relating to claim administration and claim adjudication functions performed by a vendor could result in a materially adverse effect on our operations.
In the event that one or more of our vendors suffers a bankruptcy, is sold to another entity, sustains a significant business interruption or otherwise becomes unable to continue to provide products or services at the requisite level, we may suffer operational impairments and financial losses associated with transferring business to a new vendor, assisting a vendor with rectifying operational difficulties or assuming previously outsourced operations ourselves.
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
We face considerable competition within our industry for qualified personnel and any significant inability to attract and retain talent may adversely affect the execution of our business strategies.
The successful execution of our business plan depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry for qualified employees with industry experience, we may encounter significant obstacles to our ability to attract and retain such employees, which could adversely impact our results of operations.
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
The rating agencies may take action to lower our ratings in the future as a result of any significant financial loss or possible changes in the methodology or criteria applied by the rating agencies. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets and the required collateralization of certain future payment obligations or reserves.
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

Location	Amount (Square Feet) of Building Owned and Occupied or Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	591,226	Principal executive offices of CNAF
2405 Lucien Way, Maitland, Florida	107,405	Property and casualty insurance offices
125 S. Broad Street, New York, New York	67,201	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	61,308	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	56,281	Property and casualty insurance offices
1 Meridian Boulevard, Wyomissing, Pennsylvania	52,517	Property and casualty insurance offices
10375 Park Meadows Drive, Littleton, Colorado	41,829	Property and casualty insurance offices
700 N. Pearl Street, Dallas, Texas	36,588	Property and casualty insurance offices
1249 S. River Road, Cranbury, New Jersey	35,642	Property and casualty insurance offices
555 Mission Street, San Francisco, California	35,298	Property and casualty insurance offices
We lease the office space described above except for the building in Chicago, Illinois which is owned. We consider our properties to be in generally good condition, well maintained and suitable and adequate to carry on our business.
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
As of February 18, 2015, we had 270,015,043 shares of common stock outstanding. Approximately 90% of our outstanding common stock is owned by Loews. We had 1,155 stockholders of record as of February 18, 2015 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in 2014 and 2013.
The table below shows the high and low sales prices for our common stock based on the New York Stock Exchange Composite Transactions.
Common Stock Information

	2014			2013
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$42.79	$38.11	$1.25	$32.69	$28.89	$0.20
Second	43.08	39.45	0.25	35.27	30.71	0.20
Third	40.74	37.07	0.25	38.30	32.66	0.20
Fourth	39.53	36.29	0.25	42.89	37.44	0.20
The following graph compares the total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index for the five year period from December 31, 2009 through December 31, 2014. The graph assumes that the value of the investment in our common stock and for each index was $100 on December 31, 2009 and that dividends, if any, were reinvested.
Stock Price Performance Graph

Company / Index	2009	2010	2011	2012	2013	2014
CNA Financial Corporation	$100.00	$112.71	$113.09	$121.00	$189.53	$179.60
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Property & Casualty Insurance Index	100.00	108.94	108.67	130.52	180.50	208.91

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. On July 2, 2012, we acquired Hardy. The results of Hardy are included from the date of acquisition. The table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K. Consistent with the Consolidated Balance Sheet presentation, the comparative period Financial Condition data continues to reflect CAC assets and liabilities.
Selected Financial Data

As of or for the years ended December 31
(In millions, except per share data)	2014	2013	2012	2011	2010
Results of Operations:
Revenues	$9,692	$9,932	$9,364	$8,767	$8,995
Income (loss) from continuing operations, net of tax	$888	$915	$620	$740	$705
(Loss) income from discontinued operations, net of tax	(197)	22	8	(112)	54
Net (income) loss attributable to noncontrolling interests, net of tax	—	—	—	(16)	(68)
Net income (loss) attributable to CNA	$691	$937	$628	$612	$691
Basic Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$3.29	$3.39	$2.30	$2.69	$2.08
(Loss) income from discontinued operations attributable to CNA common stockholders	(0.73)	0.09	0.03	(0.42)	0.20
Basic earnings (loss) per share attributable to CNA common stockholders	$2.56	$3.48	$2.33	$2.27	$2.28
Diluted Earnings (Loss) Per Share Attributable to CNA Common Stockholders:
Income (loss) from continuing operations attributable to CNA common stockholders	$3.28	$3.39	$2.30	$2.69	$2.08
(Loss) income from discontinued operations attributable to CNA common stockholders	(0.73)	0.08	0.03	(0.42)	0.20
Diluted earnings (loss) per share attributable to CNA common stockholders	$2.55	$3.47	$2.33	$2.27	$2.28
Dividends declared per common share	$2.00	$0.80	$0.60	$0.40	$—
Financial Condition:
Total investments	$46,262	$46,107	$47,636	$44,373	$42,655
Total assets	55,566	57,194	58,522	55,110	55,252
Insurance reserves	36,380	38,394	40,005	37,554	37,590
Long and short term debt	2,559	2,560	2,570	2,608	2,651
Total CNA stockholders' equity	12,794	12,651	12,314	11,488	10,882
Book value per common share	$47.39	$46.91	$45.71	$42.66	$40.44

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
Segment Realignment
As a result of realigned management responsibilities, we revised our property and casualty segments in the fourth quarter of 2014 to Specialty, Commercial, and International. Results of CNA Europe and Canada that were previously included in the Specialty and Commercial segments are now included in the International segment. There was no change in our Life & Group Non-Core and Corporate & Other Non-Core segments. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way management currently reviews results and makes business decisions.
Sale of Continental Assurance Company (CAC)
On August 1, 2014, we closed the previously announced sale of the common stock of CAC, our life insurance subsidiary. In connection with the sale, we recorded an after-tax loss on sale of $211 million, which is reflected in (Loss) income from discontinued operations. Further information is provided in Notes A and Q to the Consolidated Financial Statements included under Item 8.
In connection with the sale of CAC, we entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this transaction, we recognized an after-tax operating loss of $34 million in 2014. Further information is provided in Note A to the Consolidated Financial Statements included under Item 8.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Years ended December 31
(In millions)	2014	2013	2012
Operating Revenues
Net earned premiums	$7,212	$7,271	$6,881
Net investment income	2,067	2,282	2,110
Other revenues	356	359	319
Total operating revenues	9,635	9,912	9,310
Claims, Benefits and Expenses
Net incurred claims and benefits	5,577	5,793	5,716
Policyholders' dividends	14	13	13
Amortization of deferred acquisition costs	1,317	1,362	1,274
Other insurance related expenses	1,029	1,013	1,047
Other expenses	548	475	455
Total claims, benefits and expenses	8,485	8,656	8,505
Operating income from continuing operations before income tax	1,150	1,256	805
Income tax expense on operating income	(301)	(355)	(220)
Net operating income from continuing operations	849	901	585
Net realized investment gains, pretax	57	20	54
Income tax expense on net realized investment gains	(18)	(6)	(19)
Net realized investment gains	39	14	35
Income from continuing operations	888	915	620
(Loss) income from discontinued operations, net of tax	(197)	22	8
Net income	$691	$937	$628
2014 Compared with 2013
Net income from continuing operations decreased $27 million in 2014 as compared with 2013, driven by lower net operating income.
Net realized investment gains increased $25 million in 2014 as compared with 2013. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations decreased $52 million in 2014 as compared with 2013. Net operating income decreased $175 million for our core segments. Specialty and Commercial decreased while International produced consistent results. This decrease was primarily due to lower net investment income and lower favorable net prior year development, partially offset by improved current accident year underwriting results. Catastrophe losses were $102 million after-tax in 2014 as compared to $111 million after-tax in 2013. Net operating results improved $123 million for our non-core segments, primarily driven by results in our Corporate & Other Non-Core segment related to retroactive reinsurance accounting in 2013. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Favorable net prior year development of $53 million and $160 million was recorded in 2014 and 2013 related to our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $59 million in 2014 as compared with 2013 driven by a $98 million decrease in Commercial, partially offset by a $43 million increase in Specialty. See the Segment Results section of this MD&A for further discussion.

2013 Compared with 2012
Net income from continuing operations increased $295 million in 2013 as compared with 2012, driven by higher net operating income.
Net realized investment gains decreased $21 million in 2013 as compared with 2012. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.
Net operating income from continuing operations increased $316 million in 2013 as compared with 2012. Net operating income increased $427 million for our core segments, Specialty, Commercial and International. This increase was primarily due to improved current accident year underwriting results and higher net investment income. These favorable items were partially offset by lower favorable net prior year development. Catastrophe losses were $111 million after-tax in 2013 as compared to catastrophe impacts of $270 million after-tax in 2012. Net operating results decreased $111 million for our non-core segments, primarily driven by results in our Corporate & Other Non-Core segment related to retroactive reinsurance accounting. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Aggregate favorable net prior year development of $160 million and $251 million was recorded in 2013 and 2012 related to our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.
Net earned premiums increased $390 million in 2013 as compared with 2012 driven by the acquisition of Hardy in July of 2012, an $86 million increase in Specialty and a $36 million increase in Commercial. See the Segment Results section of this MD&A for further discussion.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the amount of revenues and expenses reported during the period. Actual results may differ from those estimates.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future rate increases. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
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
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations or equity could be materially adversely affected.

Valuation of Investments and Impairment of Securities
We classify our fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on our fair value measurements is in Note D to the Consolidated Financial Statements included under Item 8.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, the relevant industry conditions and trends and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We have an Impairment Committee which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Further information on our process for evaluating impairments is in Note A to the Consolidated Financial Statements.
Long Term Care Policies
Future policy benefit reserves for our long term care policies are based on certain assumptions including morbidity, persistency, discount rates and future rate increases. The adequacy of the reserves is contingent on actual experience related to these key assumptions, which were generally established at time of issue. If actual experience differs from these assumptions, the reserves may not be adequate, requiring us to add to reserves.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving discount rate assumption could result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may also require an increase to our reserves. In addition, we may not receive regulatory approval for the rate increases we request.
These changes to our reserves could materially adversely impact our results of operations and equity. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations under our benefit plans. The assumptions that most affect these costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are evaluated relative to current economic factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.
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
Further information on our pension and postretirement benefit obligations is in Note J to the Consolidated Financial Statements included under Item 8.

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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note F to the Consolidated Financial Statements included under Item 8.
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
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•
uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation;

•	increased uncertainty related to medical professional liability, medical products liability and workers’ compensation coverages resulting from the Patient Protection and Affordable Care Act;

•	significant class action litigation; and

•
mass tort claims, including bodily injury claims related to benzene, lead, noise induced hearing loss, injuries from various medical products including pharmaceuticals and various other chemical and radiation exposure claims.

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
To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, as further discussed in Note F to the Consolidated Financial Statements, on August 31, 2010 we completed a transaction with NICO under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010.

The Loss Portfolio Transfer is a retroactive reinsurance contract. During the fourth quarter of 2013 the cumulative amounts ceded under the Loss Portfolio Transfer exceeded the consideration paid, resulting in a $189 million deferred retroactive reinsurance gain. This deferred benefit will be recognized in earnings in future periods in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. The fourth quarter 2014 A&EP reserve review was not completed. Additional information and analysis on inuring third-party reinsurance recoveries are needed to finalize the review. We expect to complete the review in the first half of 2015.
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
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers' compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Specialty, Commercial and International contain both long-tail and short-tail exposures. Corporate & Other Non-Core contains long-tail exposures.
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
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with our senior management to determine the best estimate of reserves. Senior management considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends.
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management's best estimate which is then recorded as the loss reserve.
Currently, our recorded reserves are modestly higher than the actuarial point estimate. For Commercial, Specialty and International, the difference between our reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely impact claim costs and the effects from the economy. For Corporate & Other Non-Core, the difference between our reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.
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
Our recorded reserves are management's best estimate. In order to provide an indication of the variability associated with our net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in significant factors affecting our reserve estimates for particular types of business. These significant factors are the ones that we believe could most likely materially affect the reserves. This discussion covers the major types of business for which we believe a material deviation to our reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.
We believe a material deviation to our net reserves is reasonably possible for professional liability and management liability products and Surety products. This includes professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. This also includes directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for these products is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.4 billion at December 31, 2014.
The two types of business for which we believe a significant deviation to our net reserves is reasonably possible are workers' compensation and general liability.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers' compensation reserve estimates. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $400 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $400 million. Our net reserves for workers' compensation were approximately $4.5 billion at December 31, 2014.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.7 billion at December 31, 2014.
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
Life & Group Non-Core Policyholder Reserves
We calculate and maintain reserves for policyholder benefits for our Life & Group Non-Core segment, which primarily includes long term care, based on actuarial assumptions. The determination of these reserves is fundamental to our financial results and requires management to make assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.

The actuarial assumptions represent management's best estimates at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, persistency, discount rates and expenses over the life of the contracts. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.
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
The actuarial assumptions that management believes are subject to the most variability are discount rate, morbidity and persistency. Persistency can be affected by policy lapses and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility. There is limited historical company and industry data available to us for long term care morbidity and mortality, as only a small portion of the policies written to date are in claims paying status. As a result of this variability, our long term care reserves may be subject to material increases if actual experience develops adversely to our expectations.
Annually, management assesses the adequacy of its GAAP reserves by product group by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions, including anticipated future rate increases, as of the date of the assessment without provisions for adverse deviation. The GPV reserves are then compared to the recorded reserves. If the GPV reserves are greater than the existing net GAAP reserves (i.e. reserves net of any deferred acquisition costs asset), the existing net GAAP reserves are unlocked and are increased to the greater amount. Any such increase would be reflected in our results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations, equity and business and insurer financial strength and corporate debt ratings.
As noted above, we annually assess whether there is a premium deficiency by performing a GPV. The level of margin in our long term care reserves at December 31, 2014 was approximately $100 million, a decrease of approximately $250 million from prior year-end. A summary of the changes in the margin is presented in the table below:

Long Term Care Active Life Reserve Margin (In millions)
December 31, 2013 Margin	$350

Investment Assumptions:
Updated Rate & Spread Assumptions	(640)
Updated Investment Strategy/Assumptions	325

Operating Assumptions:
Roll Forward and Updated Liability Assumptions	(195)
Anticipated Premium Rate Increases	260

December 31, 2014 Margin	$100
The decrease in the margin from the updated investment rate and spread assumptions reflects the impact of the decline in interest rates in 2014 and the expectation of a lower interest rate environment on the current year GPV. This margin reduction was somewhat offset by actual investment yields achieved during the year and planned changes in our investment strategy.
The decline in the margin related to liability assumptions was driven by morbidity. This was more than offset by an increase in planned rate increase actions.

The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur.
Any required increase in the net GAAP reserves resulting from the hypothetical revisions in the table below would first reduce the margin in our carried reserves before it would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.
Sensitivity Analysis

December 31, 2014
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Discount rate:
50 basis point decline	$640
100 basis point decline	$1,477
Morbidity:
5% increase	$474
15% increase	$1,625
Persistency:
5% decline in voluntary lapse and mortality	$246
10% decline in voluntary lapse and mortality	$616
Premium Rate:
25% decrease in anticipated future rate increases	$68
50% decrease in anticipated future rate increases	$241
Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized above.

SEGMENT RESULTS

The following discusses the results of continuing operations for our business segments.
Our core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. Specialty provides a broad array of professional, financial and specialty property and casualty products and services, through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s marketplace.
Our non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of our long term care businesses that are in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. Intersegment eliminations are also included in this segment.
Our property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. The claims structure consists of two regional claim centers designed to efficiently handle the high volume of low severity claims including property damage, liability and workers' compensation medical only claims, and 16 principal claim offices handling the more complex claims. We also have a presence in Canada, Europe and Singapore consisting of 15 branch operations and access to business placed at Lloyd's of London through Hardy Syndicate 382.
We utilize the net operating income financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note P to the Consolidated Financial Statements included under Item 8. In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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

Specialty
Business Overview
Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty provides solutions for managing the risks of its clients, including architects, lawyers, accountants, health care organizations and professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and warranty services.
Specialty includes the following business groups:
Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages. This group provides professional liability coverages to various professional firms, including architects, real estate agents, accounting firms, law firms and other professional firms. Management & Professional Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability, through CNA HealthCare, also offers insurance products to serve the healthcare industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer segments include aging services, allied medical facilities, life sciences, dentists, physicians, hospitals and nurses and other medical practitioners.
Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies and brokers.
Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and portable electronic communication devices.

The following table details the results of operations for Specialty.
Results of Operations

Years ended December 31
(In millions, except ratios)	2014	2013	2012
Net written premiums	$2,839	$2,880	$2,733
Net earned premiums	2,838	2,795	2,709
Net investment income	560	629	564
Net operating income	634	668	462
Net realized investment gains (losses)	10	(3)	10
Net income	644	665	472
Ratios
Loss and loss adjustment expense	57.3%	57.0%	64.4%
Expense	30.1	29.9	31.5
Dividend	0.2	0.2	0.1
Combined	87.6%	87.1%	96.0%
2014 Compared with 2013
Net written and earned premiums for Specialty in 2014 were largely consistent with 2013, although the level of new business has declined reflecting competitive market conditions.
Specialty's average rate increased 3% for 2014, as compared with an increase of 6% in 2013 for the policies that renewed in each period. Retention of 86% and 85% was achieved in each period.
Net income decreased $21 million in 2014 as compared with 2013. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $34 million in 2014 as compared with 2013, primarily due to lower net investment income and less favorable net prior year development, partially offset by improved current accident year underwriting results.
The combined ratio increased 0.5 points in 2014 as compared with 2013. The loss ratio increased 0.3 points due to less favorable net prior year development, partially offset by improvement in the current accident year loss ratio.
Favorable net prior year development of $149 million and $210 million was recorded in 2014 and 2013. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2014 and 2013 for Specialty.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2014	2013
Gross Case Reserves	$2,136	$2,001
Gross IBNR Reserves	4,093	4,057
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,229	$6,058
Net Case Reserves	$1,929	$1,793
Net IBNR Reserves	3,726	3,789
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,655	$5,582
2013 Compared with 2012
Net written premiums for Specialty increased $147 million in 2013 as compared with 2012, primarily driven by increased rate. Net earned premiums increased $86 million in 2013 as compared with 2012, consistent with increases in net written premiums.
Specialty's average rate increased 6% for 2013, as compared with an increase of 5% in 2012 for the policies that renewed during those periods. Retention of 85% and 86% was achieved in each period.
Net income increased $193 million in 2013 as compared with 2012. This increase was driven by higher net operating income.
Net operating income increased $206 million in 2013 as compared with 2012, primarily due to improved underwriting results and higher net investment income.
The combined ratio improved 8.9 points in 2013 as compared with 2012. The loss ratio improved 7.4 points, primarily due to an improved current accident year loss ratio and higher favorable net prior year development. The expense ratio improved 1.6 points in 2013 as compared with 2012, primarily due to the impact of lower underwriting expenses and a higher net earned premium base.
Favorable net prior year development of $210 million and $107 million was recorded in 2013 and 2012. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.

Commercial
Business Overview
Commercial works with an independent agency distribution system and a network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses and organizations. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs.
These property and casualty products are offered as part of our Middle Market, Small Business and Other Commercial insurance groups. Other Commercial also includes total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third-party administrator.
The following table details the results of operations for Commercial.
Results of Operations

Years ended December 31
(In millions, except ratios)	2014	2013	2012
Net written premiums	$2,817	$2,960	$3,033
Net earned premiums	2,906	3,004	2,968
Net investment income	723	899	826
Net operating income	307	448	245
Net realized investment gains (losses)	10	(10)	23
Net income	317	438	268
Ratios
Loss and loss adjustment expense	75.3%	75.2%	79.9%
Expense	33.7	34.0	35.4
Dividend	0.3	0.3	0.4
Combined	109.3%	109.5%	115.7%
2014 Compared with 2013
Net written premiums for Commercial decreased $143 million in 2014 as compared with 2013, primarily driven by a lower level of new business, reflecting competitive market conditions, and underwriting actions taken in certain business classes, partially offset by continued rate increases. Net earned premiums decreased $98 million in 2014 as compared with 2013, consistent with decreased net written premiums.
Commercial's average rate increased 5% in 2014, as compared with an increase of 9% in 2013 for the policies that renewed in each period. Retention of 74% was achieved in each respective period.
Net income decreased $121 million in 2014 as compared with 2013. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $141 million in 2014 as compared with 2013. This decrease was primarily due to lower net investment income and higher unfavorable net prior year development, partially offset by improved current accident year underwriting results. In addition, 2013 results included a legal settlement benefit of $31 million after-tax.
The combined ratio and loss ratio in 2014 were largely consistent with 2013. The unfavorable impact of net prior year development was offset by an improved current accident year loss ratio. Catastrophe losses were $125 million, or 4.4 points of the loss ratio for 2014, as compared to $133 million, or 4.4 points of the loss ratio for 2013. The expense ratio improved 0.3 points in 2014 as compared with 2013, primarily due to the favorable impact of recoveries on insurance receivables written off in prior years.

Unfavorable net prior year development of $156 million and $114 million was recorded in 2014 and 2013. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves as of December 31, 2014 and 2013 for Commercial.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2014	2013
Gross Case Reserves	$5,298	$5,570
Gross IBNR Reserves	4,216	4,521
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$9,514	$10,091
Net Case Reserves	$4,947	$5,119
Net IBNR Reserves	3,906	3,992
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,853	$9,111
2013 Compared with 2012
Net written premiums for Commercial decreased $73 million in 2013 as compared with 2012 primarily driven by underwriting actions taken in certain business classes. These underwriting actions were partially offset by continued strong rate increases. Net earned premiums increased $36 million in 2013 as compared with 2012 consistent with increased net written premiums in earlier periods.
Commercial's average rate increased 9% in 2013, as compared with an increase of 7% in 2012 for the policies that renewed in each period. Retention of 74% and 77% was achieved in each period.
Net income increased $170 million in 2013 as compared with 2012. This increase was due to higher net operating income, partially offset by decreased net realized investment results.
Net operating income increased $203 million in 2013 as compared with 2012. This increase was due to improved current accident year underwriting results, higher net investment income and a legal settlement benefit of $31 million after-tax. These favorable items were partially offset by the unfavorable impact of net prior year development.
The combined ratio improved 6.2 points in 2013 as compared with 2012. The loss ratio improved 4.7 points, primarily due to decreased catastrophe losses and an improved current accident year non-catastrophe loss ratio, partially offset by the unfavorable impact of net prior year development. Catastrophe losses were $133 million, or 4.4 points of the loss ratio for 2013, as compared to $353 million, or 12.1 points of the loss ratio for 2012. The expense ratio improved 1.4 points in 2013 as compared with 2012, primarily due to decreased expenses including favorable changes in estimates of insurance assessment liabilities.
Unfavorable net prior year development of $114 million was recorded in 2013, compared to favorable net prior year development of $61 million for 2012. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.

International
Business Overview
International provides property and casualty insurance and specialty coverages in Canada, the United Kingdom and Continental Europe as well as globally through its operations at Lloyd’s.
International includes the following business groups:
Canada provides standard commercial and specialty insurance products, primarily in the construction, life science, manufacturing, oil & gas and marine industries.
CNA Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the healthcare, financial services, property, technology and marine industries throughout Europe.
Hardy operates through Lloyd’s Syndicate 382 underwriting primarily short-tail exposures in marine & aviation, non-marine property, property treaty reinsurance and specialty lines.
Third-party capital providers provided 25% of Syndicate 382’s capital for the 2012 year of account and we provided all of the capital for years of account 2013 and 2014.
In the fourth quarter of 2013, Hardy commuted with a third-party capital provider that had a 15% share of the 2012 year of account and as a result, we increased our share to 90% of the capital for the 2012 year of account. The commutation resulted in a gain of $1 million and recognition of the 15% share of the 2012 year of account results in premiums, losses and expenses.
The results below reflect Hardy’s share of Syndicate 382’s results.

The following table details the results of operations for International.
Results of Operations

Years ended December 31
(In millions, except ratios)	2014	2013	2012
Net written premiums	$880	$959	$648
Net earned premiums	913	916	647
Net investment income	61	60	59
Net operating income	69	69	51
Net realized investment gains	—	3	6
Net income	69	72	57
Ratios
Loss and loss adjustment expense	53.5%	53.4%	55.8%
Expense	38.9	39.7	38.1
Dividend	—	—	—
Combined	92.4%	93.1%	93.9%
2014 Compared with 2013
Net written premiums for International decreased $79 million in 2014 as compared with 2013, primarily due to the Hardy commutation noted above as well as the termination of a specialty product managing general underwriter relationship in Canada. The Hardy commutation increased 2013 net written premiums by $51 million and 2013 net earned premiums by $45 million. Net earned premiums decreased $3 million in 2014 as compared with 2013, consistent with decreases in net written premiums.
International's average rate decreased 1% in 2014, as compared with an increase of 1% in 2013 for the policies that renewed in each period. Retention of 74% and 79% was achieved in each period.
There was no change in net operating income in 2014 as compared with 2013. The effects of foreign currency exchange rates and unfavorable current accident year underwriting results were offset by the release of the allowance for uncollectible reinsurance related to commutations in the first quarter of 2014.
The combined ratio improved 0.7 points in 2014 as compared with 2013. The loss ratio increased 0.1 points, due to the higher current accident year loss ratio, substantially offset by the impact of commutations. Catastrophe losses were $10 million, or 1.0 point of the loss ratio for 2014, as compared to $14 million, or 1.5 points of the loss ratio for 2013. The expense ratio improved 0.8 points in 2014 as compared with 2013, primarily due to decreased acquisition expenses.
Favorable net prior year development of $57 million and $59 million was recorded in 2014 and 2013. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2014 and 2013 for International.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2014	2013
Gross Case Reserves	$752	$803
Gross IBNR Reserves	689	772
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,441	$1,575
Net Case Reserves	$598	$629
Net IBNR Reserves	663	705
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,261	$1,334

2013 Compared with 2012

Net written premiums for International increased $311 million and net earned premiums increased $269 million in 2013 as compared with 2012. Results for 2012 reflect Hardy's results from the date of acquisition, July 2, 2012. Additionally, premium increases were primarily driven by Hardy providing all of the capital support for the 2013 year of account and the commutation noted above.
International's average rate increased 1% in 2013, as compared with an increase of 2% in 2012 for the policies that renewed in each period. Retention of 79% and 80% was achieved in each period.
Net income increased $15 million in 2013 as compared with 2012. This increase was driven by higher net operating income.
Net operating income increased $18 million in 2013 as compared with 2012, due to improved current accident year underwriting results.
The combined ratio improved 0.8 points in 2013 as compared with 2012. The loss ratio improved 2.4 points, primarily due to an improved current accident year loss ratio, partially offset by less favorable net prior year development. Catastrophe losses in 2013 were $14 million, or 1.5 points of the loss ratio. Catastrophe losses in 2012, primarily related to Storm Sandy, were $20 million, or 4.0 points of the loss ratio, including the impact of reinstatement premiums. The expense ratio increased 1.6 points in 2013 as compared with 2012, primarily due to increased expenses.
Favorable net prior year development of $59 million and $71 million was recorded in 2013 and 2012. Further information on net prior year development is in Note F to the Consolidated Financial Statements included under Item 8.

Life & Group Non-Core
Business Overview
The Life & Group Non-Core segment primarily includes the results of our individual and group long term care businesses that are in run-off. Our group long term care business, while considered non-core, currently continues to accept new employees in existing groups.
The following table summarizes the results of operations for Life & Group Non-Core.
Results of Operations

Years ended December 31
(In millions)	2014	2013	2012
Net earned premiums	$556	$559	$559
Net investment income	700	662	629
Net operating loss	(69)	(74)	(92)
Net realized investment gains (losses)	7	18	(6)
Net loss	(62)	(56)	(98)
2014 Compared with 2013
Net earned premiums for Life & Group Non-Core were largely consistent in 2014 as compared with 2013, as the effect of policy lapses was substantially offset by rate increases.
Net loss increased $6 million in 2014 as compared with 2013, driven by decreased net realized investment results, partially offset by a lower net operating loss.
Net operating loss decreased $5 million in 2014 as compared with 2013. Results in our long term care and life settlement businesses improved in 2014, but that improvement was substantially offset by the $34 million after-tax loss on the previously discussed coinsurance transaction and results for our remaining structured settlements. The improved results in long term care were driven by higher net investment income attributable to a higher invested asset base and portfolio allocation of tax-exempt bonds, rate increase actions and the slightly more favorable net morbidity and persistency.

The following table summarizes policyholder reserves for Life & Group Non-Core. Consistent with the Consolidated Balance Sheet presentation, the comparative period continues to reflect CAC liabilities.
Life & Group Non-Core Policyholder Reserves

December 31, 2014
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,064	$7,782	$9,846
Structured settlement annuities	606	—	606
Other	28	1	29
Total	2,698	7,783	10,481
Shadow adjustments (1)	145	1,522	1,667
Ceded reserves	340	185	525
Total gross reserves	$3,183	$9,490	$12,673

December 31, 2013
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Policyholders' funds	Separate account business	Total
Long term care	$1,889	$7,329	$—	$—	$9,218
Annuities, including structured settlements	613	1,990	—	—	2,603
Institutional markets	1	9	57	181	248
Other	37	4	—	—	41
Total	2,540	9,332	57	181	12,110
Shadow adjustments (1)	83	406	—	—	489
Ceded reserves	435	733	35	—	1,203
Total gross reserves	$3,058	$10,471	$92	$181	$13,802
(1) To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). The Shadow adjustments presented above do not include $314 million and $342 million related to Deferred acquisition costs at December 31, 2014 and 2013.
2013 Compared with 2012
Net earned premiums for Life & Group Non-Core in 2013 were consistent with 2012. Net loss decreased $42 million in 2013 as compared with 2012. This decrease was due to higher net investment income, rate increase actions in 2013 and long term care claim reserve strengthening in 2012. These favorable impacts were partially offset by unfavorable morbidity in our long term care business.

Corporate & Other Non-Core
Overview
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including intersegment eliminations.
Results of Operations

Years ended December 31
(In millions)	2014	2013	2012
Net investment income	$23	$32	$32
Net operating loss	(92)	(210)	(81)
Net realized investment gains (losses)	12	6	2
Net loss	(80)	(204)	(79)
2014 Compared with 2013
Net loss decreased $124 million in 2014 as compared with 2013. Results in 2013 included the unfavorable impact of a $123 million after-tax deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as further discussed in Note F to the Consolidated Financial Statements included under Item 8. Results in 2014 included a $56 million after-tax benefit related to a postretirement plan curtailment, substantially offset by a $55 million after-tax lump sum pension plan settlement, as further discussed in Note J to the Consolidated Financial Statements included under Item 8.
Favorable net prior year development of $3 million and $5 million was recorded in 2014 and 2013.
The following table summarizes the gross and net carried reserves as of December 31, 2014 and 2013 for Corporate & Other Non-Core.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31
(In millions)	2014	2013
Gross Case Reserves	$1,189	$1,140
Gross IBNR Reserves	1,715	2,167
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,904	$3,307
Net Case Reserves	$144	$283
Net IBNR Reserves	171	184
Total Net Carried Claim and Claim Adjustment Expense Reserves	$315	$467
2013 Compared with 2012
Net loss increased $125 million in 2013 as compared with 2012, primarily driven by the impact of the deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as discussed above.
Favorable net prior year development of $5 million and $12 million was recorded in 2013 and 2012.

INVESTMENTS
Net Investment Income
The significant components of pretax net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2014	2013	2012
Fixed maturity securities:
Taxable	$1,399	$1,510	$1,572
Tax-Exempt	404	317	274
Total fixed maturity securities	1,803	1,827	1,846
Limited partnership investments	263	451	251
Other, net of investment expense	1	4	13
Pretax net investment income	$2,067	$2,282	$2,110
After-tax net investment income	$1,473	$1,578	$1,453

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	5.0%	5.2%
Effective income yield for the fixed maturity securities portfolio, after-tax	3.5%	3.5%	3.6%
After-tax net investment income for the year ended December 31, 2014 decreased $105 million as compared with the same period in 2013. The decrease was primarily driven by limited partnerships, which produced a rate of return of 9.7% as compared with 18.3% in the prior year. This was partially offset by an increase in after-tax fixed maturity securities investment income due to additional investments in tax-exempt securities.
After-tax net investment income increased $125 million in 2013 as compared with 2012. The increase was driven by a significant increase in limited partnership investment income. Limited partnership results were positively affected by more favorable equity market returns.

Net Realized Investment Gains (Losses)
The components of net realized investment results are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2014	2013	2012
Fixed maturity securities:
Corporate and other bonds	$67	$42	$101
States, municipalities and political subdivisions	(7)	36	(6)
Asset-backed	(21)	(40)	(25)
U.S. Treasury and obligations of government-sponsored enterprises	—	—	3
Foreign government	2	4	4
Redeemable preferred stock	—	(1)	—
Total fixed maturity securities	41	41	77
Equity securities	1	(22)	(23)
Derivative securities	(1)	(9)	(2)
Short term investments and other	16	10	2
Net realized investment gains (losses), pretax	57	20	54
Income tax (expense) benefit on net realized investment gains (losses)	(18)	(6)	(19)
Net realized investment gains (losses)	$39	$14	$35
Net realized investment gains increased $25 million for 2014 as compared with 2013, driven by higher net realized investment gains on sales of securities. Net realized investment gains decreased $21 million for 2013 as compared with 2012, driven by lower net realized investment gains on sales of securities, partially offset by lower other-than-temporary impairment (OTTI) losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses and impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.
Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 93% and 92% of which were rated as investment grade (rated BBB- or higher) at December 31, 2014 and 2013. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from S&P and Moody's, in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. At December 31, 2014 and 2013, approximately 99% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.

The following table summarizes the ratings of our fixed maturity portfolio at fair value.
Fixed Maturity Ratings

December 31
(In millions)	2014	%	2013	%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,882	10%	$3,683	9%
AAA rated	2,850	7	2,776	7
AA and A rated	19,998	49	20,353	49
BBB rated	11,093	27	11,171	27
Non-investment grade	2,945	7	3,250	8
Total	$40,768	100%	$41,233	100%
Non-investment grade fixed maturity securities, as presented in the table below, include securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity securities was $2,828 million and $3,097 million at December 31, 2014 and 2013. The following table summarizes the ratings of these securities at fair value.
Non-investment Grade

December 31
(In millions)	2014	%	2013	%
BB	$1,264	43%	$1,393	43%
B	847	29	967	30
CCC - C	616	21	649	20
D	218	7	241	7
Total	$2,945	100%	$3,250	100%
The following table summarizes available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.
Gross Unrealized Losses by Ratings Distribution

December 31, 2014	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$147	4%	$3	3%
AAA	330	9	5	5
AA	474	14	8	8
A	760	21	15	16
BBB	1,137	32	30	31
Non-Investment Grade	696	20	36	37
Total	$3,544	100%	$97	100%

The following table provides the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.
Gross Unrealized Losses by Maturity Profile

December 31, 2014
(In millions)	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$63	2%	$1	1%
Due after one year through five years	834	24	22	22
Due after five years through ten years	1,961	55	51	53
Due after ten years	686	19	23	24
Total	$3,544	100%	$97	100%
Duration
A primary objective in the management of the investment portfolio is to optimize return relative to corresponding liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions and the domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector.
A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the long term care and structured settlement liabilities in the Life & Group Non-Core segment.
The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of payable and receivable amounts for securities purchased and sold, but not yet settled.
Effective Durations

December 31	2014		2013
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,668	10.5	$15,009	11.3
Other interest sensitive investments	27,748	4.0	27,766	4.4
Total	$42,416	6.3	$42,775	6.9
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

Short Term Investments
The carrying value of the components of the short term investment portfolio is presented in the following table.
Short Term Investments

December 31
(In millions)	2014	2013
Short term investments:
Commercial paper	$922	$549
U.S. Treasury securities	466	636
Money market funds	206	94
Other	112	128
Total short term investments	$1,706	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2014, net cash provided by operating activities was $1,440 million as compared with $1,204 million for 2013. In 2014, cash provided by operating activities reflected increased receipts relating to returns on limited partnerships and lower net claim payments, substantially offset by increased tax payments. Additionally, in 2013 we contributed $75 million to the CNA Retirement Plan. Net cash provided by operating activities was $1,250 million in 2012. Operating cash flows in 2013 reflected increased claim payments partially offset by increased premium receipts.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $918 million for 2014, as compared with net cash used of $898 million and $934 million for 2013 and 2012. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments. Net cash used by financing activities was $519 million, $264 million and $239 million for 2014, 2013 and 2012.
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
CCC paid dividends of $650 million, $400 million and $450 million to CNAF during 2014, 2013 and 2012.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

Common Stock Dividends
Dividends of $2.00 per share of our common stock, including a special dividend of $1.00 per share, were declared and paid in 2014. On February 6, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable March 12, 2015 to stockholders of record on February 23, 2015. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Further information on our dividends from subsidiaries is provided in Note N to the Consolidated Financial Statements included under Item 8.
Commitments, Contingencies and Guarantees
We have various commitments, contingencies and guarantees which arose in the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating our liquidity and capital resources.
A summary of our commitments as of December 31, 2014 is presented in the following table.
Contractual Commitments

December 31, 2014
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,458	$153	$624	$736	$1,945
Lease obligations	245	36	65	46	98
Claim and claim adjustment expense reserves (b)	24,733	5,019	6,386	3,318	10,010
Future policy benefits reserves (c)	34,408	127	374	606	33,301
Policyholder funds reserves (c)	27	17	10	(2)	2
Total (d), (e)	$62,871	$5,352	$7,459	$4,704	$45,356

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2014. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits and policyholders' funds reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2014. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Does not include expected estimated contribution of $19 million to our pension and postretirement plans in 2015.

(e)	Does not include investment commitments of $410 million related to limited partnerships, privately placed debt securities and mortgage loans.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, C, F, G, I, J and M to the Consolidated Financial Statements included under Item 8.

Ratings
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by major rating agencies and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. One or more of these agencies could take action in the future to change the ratings of our insurance subsidiaries.
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P as of December 31, 2014. The table also includes the ratings for CNAF senior debt.

	Insurance Financial Strength Ratings		Corporate Debt Ratings
	CCC Group	Western Surety Group	CNAF - Senior Debt
A.M. Best	A	A	bbb
Moody's	A3	Not rated	Baa2
S&P	A	A	BBB
A.M. Best, Moody’s and S&P each maintain a stable outlook on the Company.
Hardy, through Syndicate 382, benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P with a stable outlook and A by A.M. Best with a positive outlook.

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
Company-Specific Factors

•
the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of this report, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

•
the risks and uncertainties associated with potential acquisitions and divestitures, including the consummation of such transactions, the successful integration of acquired operations and the potential for subsequent impairment of goodwill or intangible assets.

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

•
general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create additional losses to our lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

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

•
regulatory limitations, impositions and restrictions upon us, including with respect to our ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies; and

•
regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy standards.

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

•
man-made disasters, including the possible occurrence of terrorist attacks, the unpredictability of the nature, targets, severity or frequency of such events, and the effect of the absence or insufficiency of applicable terrorism legislation on coverages; and

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held on December 31, 2014 and 2013 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2014 and 2013, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level at December 31, 2014 and 2013, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500.
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

For December 31, 2013 our sensitivity analysis was also applied to the assets supporting our separate account business because certain of our separate account products guaranteed principal and a minimum rate of interest. All or a portion of these decreases related to the separate account assets may be offset by decreases in related separate account liabilities to customers, but that is dependent on the position of the separate account in relation to the specific guarantees at the time of the interest rate or price decline. Similarly, increases in the fair value of the separate account investments would also be offset by increases in the same related separate account liabilities by the same approximate amounts.
The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2014 and 2013, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

December 31, 2014		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,870	$(1,116)	$(173)	$—
States, municipalities and political subdivisions	12,740	(1,188)	—	—
Asset-backed	8,612	(329)	(6)	—
U.S. Treasury and obligations of government-sponsored enterprises	31	(1)	—	—
Foreign government	454	(15)	(38)	—
Redeemable preferred stock	42	(1)	—	(2)
Total fixed maturity securities available-for-sale	40,749	(2,650)	(217)	(2)
Fixed maturity securities trading	19	—	—	—
Equity securities available-for-sale	222	(9)	(1)	(22)
Limited partnership investments	2,937	—	—	(132)
Other invested assets	41	—	(3)	—
Mortgage loans (a)	608	(30)	—	—
Short term investments	1,706	(2)	(22)	—
Total assets	46,282	(2,691)	(243)	(156)
Derivative financial instruments, included in Other liabilities	(3)	17	—	—
Total securities	$46,279	$(2,674)	$(243)	$(156)
Long term debt (a)	$2,883	$(144)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2013		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,862	$(1,145)	$(173)	$—
States, municipalities and political subdivisions	11,557	(1,293)	—	—
Asset-backed	7,989	(348)	(6)	—
U.S. Treasury and obligations of government-sponsored enterprises	144	(2)	—	—
Foreign government	543	(15)	(52)	—
Redeemable preferred stock	102	(5)	—	(4)
Total fixed maturity securities available-for-sale	41,197	(2,808)	(231)	(4)
Fixed maturity securities trading	36	—	—	—
Equity securities available-for-sale	185	(11)	—	(18)
Limited partnership investments	2,720	—	—	(109)
Other invested assets	54	—	(4)	—
Mortgage loans (a)	515	(24)	—	—
Short term investments	1,407	(2)	(6)	—
Total general account	46,114	(2,845)	(241)	(131)
Separate accounts:
Fixed maturity securities	149	(3)	—	—
Short term investments	28	—	—	—
Total separate accounts	177	(3)	—	—
Derivative financial instruments, included in Other liabilities	—	—	—	—
Total securities	$46,291	$(2,848)	$(241)	$(131)
Long term debt (a)	$2,328	$(113)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments at December 31, 2014 and 2013, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

December 31, 2014		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,870	$(1,673)	$(348)	$—
States, municipalities and political subdivisions	12,740	(1,783)	—	—
Asset-backed	8,612	(493)	(11)	—
U.S. Treasury and obligations of government-sponsored enterprises	31	(2)	—	—
Foreign government	454	(22)	(75)	—
Redeemable preferred stock	42	(1)	—	(4)
Total fixed maturity securities available-for-sale	40,749	(3,974)	(434)	(4)
Fixed maturity securities trading	19	—	—	—
Equity securities available-for-sale	222	(13)	(3)	(56)
Limited partnership investments	2,937	—	—	(330)
Other invested assets	41	—	(5)	—
Mortgage loans (a)	608	(45)	—	—
Short term investments	1,706	(5)	(44)	—
Total assets	46,282	(4,037)	(486)	(390)
Derivative financial instruments, included in Other liabilities	(3)	26	—	—
Total securities	$46,279	$(4,011)	$(486)	$(390)
Long term debt (a)	$2,883	$(216)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2013		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,862	$(1,663)	$(347)	$—
States, municipalities and political subdivisions	11,557	(1,903)	—	—
Asset-backed	7,989	(522)	(12)	—
U.S. Treasury and obligations of government-sponsored enterprises	144	(3)	—	—
Foreign government	543	(22)	(104)	—
Redeemable preferred stock	102	(8)	—	(10)
Total fixed maturity securities available-for-sale	41,197	(4,121)	(463)	(10)
Fixed maturity securities trading	36	—	—	—
Equity securities available-for-sale	185	(18)	—	(47)
Limited partnership investments	2,720	—	—	(272)
Other invested assets	54	—	(7)	—
Mortgage loans (a)	515	(36)	—	—
Short term investments	1,407	(4)	(12)	—
Total general account	46,114	(4,179)	(482)	(329)
Separate accounts:
Fixed maturity securities	149	(3)	—	—
Short term investments	28	—	—	—
Total separate accounts	177	(3)	—	—
Derivative financial instruments, included in Other liabilities	—	—	—	—
Total securities	$46,291	$(4,182)	$(482)	$(329)
Long term debt (a)	$2,328	$(167)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2014	2013	2012
Revenues
Net earned premiums	$7,212	$7,271	$6,881
Net investment income	2,067	2,282	2,110
Net realized investment gains:
Other-than-temporary impairment losses	(77)	(74)	(127)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	(2)	(23)
Net other-than-temporary impairment losses recognized in earnings	(77)	(76)	(150)
Other net realized investment gains	134	96	204
Net realized investment gains	57	20	54
Other revenues	356	359	319
Total revenues	9,692	9,932	9,364
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,591	5,806	5,729
Amortization of deferred acquisition costs	1,317	1,362	1,274
Other operating expenses	1,394	1,322	1,332
Interest	183	166	170
Total claims, benefits and expenses	8,485	8,656	8,505
Income from continuing operations before income tax	1,207	1,276	859
Income tax expense	(319)	(361)	(239)
Income from continuing operations	888	915	620
(Loss) income from discontinued operations, net of income tax benefit (expense) of $34, $(15) and $(5)	(197)	22	8
Net income	$691	$937	$628

Basic Earnings Per Share
Income from continuing operations	$3.29	$3.39	$2.30
(Loss) income from discontinued operations	(0.73)	0.09	0.03
Basic earnings per share	$2.56	$3.48	$2.33

Diluted Earnings Per Share
Income from continuing operations	$3.28	$3.39	$2.30
(Loss) income from discontinued operations	(0.73)	0.08	0.03
Diluted earnings per share	$2.55	$3.47	$2.33

Dividends per share	$2.00	$0.80	$0.60

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	269.9	269.7	269.4
Diluted	270.6	270.2	269.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income

Years ended December 31
(In millions)	2014	2013	2012
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$15	$6	$84
Net unrealized gains on other investments	267	(679)	339
Net unrealized gains on investments	282	(673)	423
Net unrealized losses on discontinued operations	(22)	—	—
Foreign currency translation adjustment	(95)	(11)	40
Pension and postretirement benefits	(207)	295	(112)
Other comprehensive income (loss), net of tax	(42)	(389)	351
Net income	691	937	628
Total comprehensive income	$649	$548	$979
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2014	2013
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,335 and $39,311)	$40,768	$41,233
Equity securities at fair value (cost of $210 and $179)	222	185
Limited partnership investments	2,937	2,720
Other invested assets	41	54
Mortgage loans	588	508
Short term investments	1,706	1,407
Total investments	46,262	46,107
Cash	190	195
Reinsurance receivables (less allowance for uncollectible receivables of $48 and $71)	4,694	6,017
Insurance receivables (less allowance for uncollectible receivables of $61 and $84)	1,936	1,979
Accrued investment income	405	443
Deferred acquisition costs	600	624
Deferred income taxes	191	220
Property and equipment at cost (less accumulated depreciation of $364 and $365)	295	304
Goodwill	152	155
Other assets	841	969
Separate account business	—	181
Total assets	$55,566	$57,194
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,271	$24,089
Unearned premiums	3,592	3,718
Future policy benefits	9,490	10,471
Policyholders’ funds	27	116
Short term debt	—	549
Long term debt	2,559	2,011
Other liabilities (includes $153 and $197 due to Loews Corporation)	3,833	3,408
Separate account business	—	181
Total liabilities	42,772	44,543
Commitments and contingencies (Notes B, G and M)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,980,202 and 269,717,583 shares outstanding)	683	683
Additional paid-in capital	2,151	2,145
Retained earnings	9,645	9,495
Accumulated other comprehensive income	400	442
Treasury stock (3,060,041 and 3,322,660 shares), at cost	(84)	(91)
Notes receivable for the issuance of common stock	(1)	(23)
Total stockholders’ equity	12,794	12,651
Total liabilities and stockholders' equity	$55,566	$57,194
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$691	$937	$628
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on sale of subsidiaries	251	—	—
Deferred income tax expense	3	77	147
Trading portfolio activity	16	(10)	(23)
Net realized investment gains	(60)	(31)	(63)
Equity method investees	83	(323)	(89)
Net amortization of investments	3	(24)	(55)
Depreciation and amortization	83	101	125
Changes in:
Receivables, net	731	44	49
Accrued investment income	—	(9)	4
Deferred acquisition costs	44	2	(16)
Insurance reserves	(363)	(68)	430
Other assets	(48)	(27)	144
Other liabilities	(48)	525	(49)
Other, net	54	10	18
Total adjustments	749	267	622
Net cash flows provided by operating activities	1,440	1,204	1,250
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,914	6,869	6,123
Fixed maturity securities - maturities, calls and redemptions	3,983	3,271	3,699
Equity securities	31	103	86
Limited partnerships	167	108	165
Mortgage loans	57	22	7
Purchases:
Fixed maturity securities	(9,365)	(11,197)	(10,299)
Equity securities	(67)	(77)	(54)
Limited partnerships	(271)	(223)	(228)
Mortgage loans	(137)	(129)	(174)
Change in other investments	15	(22)	22
Change in short term investments	(388)	425	(7)
Purchase of Hardy	—	—	(197)
Purchases of property and equipment	(71)	(91)	(94)
Proceeds from sale of subsidiaries	198	—	—
Other dispositions	—	32	1
Other, net	16	11	16
Net cash flows used by investing activities	(918)	(898)	(934)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2014	2013	2012
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(541)	$(216)	$(162)
Proceeds from the issuance of debt	546	—	—
Repayment of debt	(549)	(13)	(70)
Other, net	25	(35)	(7)
Net cash flows used by financing activities	(519)	(264)	(239)
Effect of foreign exchange rate changes on cash	(8)	(3)	4
Net change in cash	(5)	39	81
Cash, beginning of year	195	156	75
Cash, end of year	$190	$195	$156
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2014	2013	2012
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,145	2,146	2,141
Stock-based compensation	6	(1)	5
Balance, end of year	2,151	2,145	2,146
Retained Earnings
Balance, beginning of year	9,495	8,774	8,308
Dividends paid to common stockholders	(541)	(216)	(162)
Net income	691	937	628
Balance, end of year	9,645	9,495	8,774
Accumulated Other Comprehensive Income
Balance, beginning of year	442	831	480
Other comprehensive income (loss)	(42)	(389)	351
Balance, end of year	400	442	831
Treasury Stock
Balance, beginning of year	(91)	(99)	(102)
Stock-based compensation	7	8	3
Balance, end of year	(84)	(91)	(99)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	(23)	(21)	(22)
Decrease (increase) in notes receivable for common stock	22	(2)	1
Balance, end of year	(1)	(23)	(21)
Total Stockholders' Equity	$12,794	$12,651	$12,314
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2014.
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
Business
The Company's core property and casualty insurance operations are reported in three business segments: Specialty, Commercial and International. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their markets and product mix.
As a result of realigned management responsibilities, the Company revised its property and casualty segments in the fourth quarter of 2014. Results of CNA Europe and Canada that were previously included in the Specialty and Commercial segments are now included in the International segment. There was no change in the Company's Life & Group Non-Core and Corporate & Other Non-Core segments. Prior period segment disclosures have been conformed to the current year presentation. The new segment structure reflects the way management currently reviews results and makes business decisions.
Core insurance products primarily include commercial property and casualty coverages, including surety. Non-core insurance products, which have been placed in run-off, primarily include long term care. CNA services include risk management, information services, warranty and claims administration. The Company's products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups.
Sale of Continental Assurance Company (CAC)
On August 1, 2014, the Company completed the sale of the common stock of CAC. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations. The Company elected not to present the assets and liabilities as held for sale on the comparative Consolidated Balance Sheet and included CAC cash flow activity in the comparative Consolidated Statements of Cash Flow. Further information is provided in Note Q to the Consolidated Financial Statements.
In connection with the sale of CAC, the Company entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The coinsurance agreement required the transfer of assets with a book value equal to the ceded reserves on the inception date of the contract. Because a substantial portion of the assets supporting these liabilities are held in trust for the benefit of the original cedant, those assets were transferred on a funds withheld basis. Under this approach the Company maintains legal ownership of the assets, but the investment income and realized gains and losses on those assets inure to the reinsurer. As a result, the $34 million difference between market value and book value of the funds withheld assets at the coinsurance contract's inception was recognized as a loss in Other operating expenses. The funds withheld aspect of the agreement is considered an embedded derivative. The embedded derivative is separately accounted for at fair value and reported with the host contract in Other liabilities on the Company's Consolidated Balance Sheet. The Company recognizes Other operating expense equal to the Net investment income generated by these trust assets.

Hardy Underwriting Bermuda Limited and its Subsidiaries (Hardy)
On July 2, 2012, the Company completed the acquisition of all outstanding shares of Hardy, a specialized Lloyd's of London (Lloyd's) underwriter. Through Syndicate 382, Hardy underwrites primarily short-tail exposures in marine and aviation, non-marine property, specialty lines and property treaty reinsurance. The results of Hardy from the date of acquisition are included in the results of the Company's International segment.
The purchase price for Hardy was $231 million. Acquisition related expenses of $4 million were incurred during the year ended December 31, 2012, including investment advisory, legal and other expenses, and were recorded in the Corporate & Other Non-Core segment.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP), workers' compensation lifetime claims and accident and health claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported (IBNR) losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.4 billion and $1.3 billion as of December 31, 2014 and 2013. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% at December 31, 2014 and 7.1% to 9.7% at December 31, 2013. At December 31, 2014 and 2013, the discounted reserves for unfunded structured settlements were $582 million and $580 million, net of discount of $924 million and $969 million.

Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers' compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.5% to 6.8% at December 31, 2014 and 3.0% to 6.8% at December 31, 2013. At December 31, 2014 and 2013, such discounted reserves totaled $2.5 billion and $2.4 billion, net of discount of $654 million and $617 million.
Future policy benefits reserves: Reserves for long term care policies and payout annuity contracts are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, discount rate and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. Interest rates for long term care products range from 4.5% to 7.9% at December 31, 2014 and 2013. Interest rates for payout annuity contracts ranged from 5.0% to 8.7% at December 31, 2013.
Policyholders' funds reserves: Policyholders' funds reserves on the Consolidated Balance Sheet as of December 31, 2013 primarily included reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are generally equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the liability balances were $131 million and $143 million.
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
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $3 million recorded as deposit assets at December 31, 2014 and 2013, and $9 million and $130 million recorded as deposit liabilities at December 31, 2014 and 2013. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In the period in which an excess arises, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the loss portfolio transfer.
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
Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy. At December 31, 2014 and 2013, Deferred acquisition costs were presented net of Shadow Adjustments, as defined later in this note, of $314 million and $342 million.
The Company evaluates deferred acquisition costs for recoverability. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Adjustments, if necessary, are recorded in current period results of operations.
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
The fair value of the Company's investments in life settlement contracts were $82 million and $88 million at December 31, 2014 and 2013, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table details the values for life settlement contracts. The determination of fair value is discussed in Note D to the Consolidated Financial Statements.

December 31, 2014	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts (In millions)	Face Amount of Life Insurance Policies (In millions)
Estimated maturity during:
2015	60	$11	$37
2016	60	10	33
2017	50	9	30
2018	50	7	26
2019	50	6	26
Thereafter	318	39	187
Total	588	$82	$339
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
The increase (decrease) in fair value recognized for the years ended December 31, 2014, 2013 and 2012 on contracts still held at each respective period-end was $8 million, $(2) million and $11 million. The gains recognized during the years ended December 31, 2014, 2013 and 2012 on contracts that settled were $25 million, $15 million and $42 million.
Separate Account Business: Separate account assets and liabilities on the Consolidated Balance Sheet as of December 31, 2013 represented contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets were segregated into accounts with specific underlying investment objectives and are legally segregated from the Company. All assets of the separate account business were carried at fair value with an equal amount recorded for separate account liabilities.
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
To the extent that unrealized gains on fixed income securities supporting long term care products and payout annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, increased $756 million and decreased $979 million for the years ended December 31, 2014 and 2013. At December 31, 2014 and 2013, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by $1,288 million and $532 million.
For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The amortized cost of high credit quality fixed rate securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in Net investment income on the Consolidated Statements of Operations. Interest income on lower rated and variable rate securities is determined using the prospective yield method.
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
Other invested assets are carried at fair value and include overseas deposits and certain derivative securities. Overseas deposits are primarily short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's. These funds are required of Lloyd's syndicates to protect policyholders in overseas markets and may be denominated in local currency.
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
The Company performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches.
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
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Other comprehensive income. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations. The vested benefit obligation for the CNA Retirement Plan is determined based on the employees’ expected date of separation or retirement.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies or cancels primarily on a straight-line basis over the requisite service period, generally three to four years.

Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains (losses) of $(25) million, $2 million and $12 million were included in determining net income (loss) for the years ended December 31, 2014, 2013 and 2012.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. Goodwill in the International segment may change from period to period as a result of foreign currency translation.
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2014, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in a goodwill impairment.
Other Intangible Assets
Other intangible assets are reported within Other assets. Finite-lived intangible assets are amortized over their estimated useful lives. Indefinite-lived other intangible assets are tested for impairment annually or when certain triggering events require such tests.
Earnings (Loss) Per Share Data
Earnings (loss) per share is based on weighted average number of outstanding common shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing Net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2014, 2013 and 2012, approximately 675 thousand, 552 thousand and 417 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 170 thousand, 111 thousand and 730 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $179 million, $164 million and $170 million for the years ended December 31, 2014, 2013 and 2012. Cash payments made for income taxes were $313 million and $129 million for the years ended December 31, 2014 and 2013. Cash refunds received for income taxes were $29 million for the year ended December 31, 2012.

Note B. Investments
The significant components of net investment income are presented in the following table.
Net Investment Income

Years ended December 31
(In millions)	2014	2013	2012
Fixed maturity securities	$1,803	$1,827	$1,846
Short term investments	3	3	5
Limited partnership investments	263	451	251
Equity securities	12	12	12
Mortgage loans	31	23	17
Trading portfolio	10	17	24
Other	3	2	7
Gross investment income	2,125	2,335	2,162
Investment expense	(58)	(53)	(52)
Net investment income	$2,067	$2,282	$2,110
As of December 31, 2014 and 2013, the Company held no non-income producing fixed maturity securities. As of December 31, 2014 and 2013, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.
Net Realized Investment Gains (Losses)

Years ended December 31
(In millions)	2014	2013	2012
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$170	$185	$222
Gross realized losses	(129)	(144)	(145)
Net realized investment gains (losses) on fixed maturity securities	41	41	77
Equity securities:
Gross realized gains	8	13	19
Gross realized losses	(7)	(35)	(42)
Net realized investment gains (losses) on equity securities	1	(22)	(23)
Derivatives	(1)	(9)	(2)
Short term investments and other	16	10	2
Net realized investment gains (losses)	$57	$20	$54

Net change in unrealized gains on investments is presented in the following table.
Net Change in Unrealized Gains

Years ended December 31
(In millions)	2014	2013	2012
Net change in unrealized gains on investments:
Fixed maturity securities	$1,511	$(2,541)	$1,871
Equity securities	6	(15)	5
Other	—	—	(1)
Total net change in unrealized gains on investments	$1,517	$(2,556)	$1,875
The components of OTTI losses recognized in earnings by asset type are summarized in the following table.

Years ended December 31
(In millions)	2014	2013	2012
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18	$20	$25
States, municipalities and political subdivisions	46	—	34
Asset-backed:
Residential mortgage-backed	5	19	48
Other asset-backed	1	2	—
Total asset-backed	6	21	48
U.S. Treasury and obligations of government-sponsored enterprises	—	—	1
Total fixed maturity securities available-for-sale	70	41	108
Equity securities available-for-sale:
Common stock	7	8	6
Preferred stock	—	26	36
Total equity securities available-for-sale	7	34	42
Short term investments	—	1	—
OTTI losses recognized in earnings	$77	$76	$150

The following tables provide a summary of fixed maturity and equity securities.
Summary of Fixed Maturity and Equity Securities

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,721	$61	$18,870	$—
States, municipalities and political subdivisions	11,285	1,463	8	12,740	—
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235	—
Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5	—	31	—
Foreign government	438	16	—	454	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,316	3,530	97	40,749	$(55)
Total fixed maturity securities trading	19			19
Equity securities available-for-sale:
Common stock	38	9	—	47
Preferred stock	172	5	2	175
Total equity securities available-for-sale	210	14	2	222
Total	$37,545	$3,544	$99	$40,990

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,352	$1,645	$135	$20,862	$—
States, municipalities and political subdivisions	11,281	548	272	11,557	—
Asset-backed:
Residential mortgage-backed	4,940	123	92	4,971	(37)
Commercial mortgage-backed	1,995	90	22	2,063	(3)
Other asset-backed	945	13	3	955	—
Total asset-backed	7,880	226	117	7,989	(40)
U.S. Treasury and obligations of government-sponsored enterprises	139	6	1	144	—
Foreign government	531	15	3	543	—
Redeemable preferred stock	92	10	—	102	—
Total fixed maturity securities available-for-sale	39,275	2,450	528	41,197	$(40)
Total fixed maturity securities trading	36			36
Equity securities available-for-sale:
Common stock	36	9	—	45
Preferred stock	143	1	4	140
Total equity securities available-for-sale	179	10	4	185
Total	$39,490	$2,460	$532	$41,418

The following tables summarize the estimated fair value and gross unrealized losses of available-for-sale fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.
Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7	—	614	10
Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3	—	4	—	7	—
Foreign government	3	—	3	—	6	—
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	2,838	68	706	29	3,544	97
Equity securities available-for-sale:
Preferred stock	17	2	1	—	18	2
Total	$2,855	$70	$707	$29	$3,562	$99

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,592	$129	$72	$6	$3,664	$135
States, municipalities and political subdivisions	3,251	197	129	75	3,380	272
Asset-backed:
Residential mortgage-backed	1,293	29	343	63	1,636	92
Commercial mortgage-backed	640	22	—	—	640	22
Other asset-backed	269	3	—	—	269	3
Total asset-backed	2,202	54	343	63	2,545	117
U.S. Treasury and obligations of government-sponsored enterprises	13	1	—	—	13	1
Foreign government	111	3	—	—	111	3
Total fixed maturity securities available-for-sale	9,169	384	544	144	9,713	528
Equity securities available-for-sale:
Preferred stock	87	4	—	—	87	4
Total	$9,256	$388	$544	$144	$9,800	$532

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2014 Securities in a Gross Unrealized Loss Position table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads, market illiquidity and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at December 31, 2014.
The following table summarizes the activity for the years ended December 31, 2014, 2013 and 2012 related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held at December 31, 2014, 2013 and 2012 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Years ended December 31
(In millions)	2014	2013	2012
Beginning balance of credit losses on fixed maturity securities	$74	$95	$92
Additional credit losses for securities for which an OTTI loss was previously recognized	—	2	23
Credit losses for securities for which an OTTI loss was not previously recognized	—	—	2
Reductions for securities sold during the period	(9)	(23)	(14)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(3)	—	(8)
Ending balance of credit losses on fixed maturity securities	$62	$74	$95
Contractual Maturity
The following table summarizes available-for-sale fixed maturity securities by contractual maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.
Contractual Maturity

December 31	2014		2013
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,479	$2,511	$2,420	$2,455
Due after one year through five years	9,054	9,605	9,496	10,068
Due after five years through ten years	12,055	12,584	11,667	11,954
Due after ten years	13,728	16,049	15,692	16,720
Total	$37,316	$40,749	$39,275	$41,197
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2014 and 2013 was $2,937 million and $2,720 million, which includes undistributed earnings of $1,040 million and $969 million. Limited partnerships comprising 65% of the total carrying value are reported on a current basis through December 31, 2014 with no reporting lag, 16% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2014 and 2013, the Company had 86 and 87 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Of the limited partnerships held, 73% and 74% at December 31, 2014 and 2013 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets. Limited partnerships representing 23% and 22% at December 31, 2014 and 2013 were invested in private debt and equity, and the remaining limited partnerships were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 56% were equity related, 27% pursued a multi-strategy approach, 14% were focused on distressed investments and 3% were fixed income related at December 31, 2014.
The ten largest limited partnership positions held totaled $1,492 million and $1,471 million as of December 31, 2014 and 2013. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% of the aggregate partnership equity at December 31, 2014 and 2013, and the related income reflected on the Consolidated Statements of Operations represents approximately 4%, 4% and 3% of the changes in total partnership equity for the years ended December 31, 2014, 2013 and 2012.
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
Commercial Mortgage Loans
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. As of December 31, 2014 and 2013, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of December 31, 2014, the Company had committed approximately $327 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of December 31, 2014, the Company had a mortgage loan commitment of $8 million representing a signed loan application received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2014, the Company had commitments to purchase or fund additional amounts of $75 million and sell $97 million under the terms of such securities.
Investments on Deposit
Securities with carrying values of approximately $3.0 billion and $3.3 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2014 and 2013.
Cash and securities with carrying values of approximately $361 million and $353 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2014 and 2013. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $302 million and $294 million as of December 31, 2014 and 2013.

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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheet. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2014 and 2013. There was no cash collateral provided by the Company at December 31, 2014 or 2013. There was no cash collateral received from counterparties held at December 31, 2014 or 2013.
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
Derivative Financial Instruments

December 31, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Currency forwards	$9	$—	$—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	184	—	(3)
Total		$—	$(3)

December 31, 2013	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	(Liability)
Without hedge designation
Equity warrants	$5	$—	$—

For further discussion of the embedded derivative on funds withheld liability, see Note A to the Consolidated Financial Statements.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are summarized below.

December 31, 2014				Total Assets/ (Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$32	$18,695	$162	$18,889
States, municipalities and political subdivisions	—	12,646	94	12,740
Asset-backed:
Residential mortgage-backed	—	5,044	189	5,233
Commercial mortgage-backed	—	2,061	83	2,144
Other asset-backed	—	580	655	1,235
Total asset-backed	—	7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3	—	31
Foreign government	41	413	—	454
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	131	39,454	1,183	40,768
Equity securities	145	61	16	222
Other invested assets	—	41	—	41
Short term investments	681	963	—	1,644
Life settlement contracts, included in Other assets	—	—	82	82
Total assets	$957	$40,519	$1,281	$42,757
Liabilities
Other liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

December 31, 2013				Total Assets/(Liabilities) at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$33	$20,661	$204	$20,898
States, municipalities and political subdivisions	—	11,486	71	11,557
Asset-backed:
Residential mortgage-backed	—	4,640	331	4,971
Commercial mortgage-backed	—	1,912	151	2,063
Other asset-backed	—	509	446	955
Total asset-backed	—	7,061	928	7,989
U.S. Treasury and obligations of government-sponsored enterprises	116	28	—	144
Foreign government	81	462	—	543
Redeemable preferred stock	45	57	—	102
Total fixed maturity securities	275	39,755	1,203	41,233
Equity securities	126	48	11	185
Other invested assets	—	54	—	54
Short term investments	769	563	—	1,332
Life settlement contracts, included in Other assets	—	—	88	88
Separate account business	9	171	1	181
Total assets	$1,179	$40,591	$1,303	$43,073

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.

Level 3 (In millions)	Balance at January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2014 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$204	$2	$(1)	$33	$(23)	$(16)	$18	$(55)	$162	$—
States, municipalities and political subdivisions	71	1	4	14	(10)	—	14	—	94	—
Asset-backed:
Residential mortgage-backed	331	(21)	61	94	(174)	(72)	32	(62)	189	—
Commercial mortgage-backed	151	7	(6)	28	(60)	(29)	43	(51)	83	—
Other asset-backed	446	2	(6)	488	(111)	(117)	—	(47)	655	(1)
Total asset-backed	928	(12)	49	610	(345)	(218)	75	(160)	927	(1)
Total fixed maturity securities	1,203	(9)	52	657	(378)	(234)	107	(215)	1,183	(1)
Equity securities	11	3	(6)	16	(8)	—	—	—	16	—
Life settlement contracts	88	33	—	—	—	(39)	—	—	82	8
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$27	$46	$673	$(386)	$(273)	$107	$(216)	$1,281	$7

Level 3 (In millions)	Balance at January 1, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31, 2013	Unrealized gains (losses) on Level 3 assets and liabilities held at December 31, 2013 recognized in net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$219	$3	$—	$142	$(116)	$(44)	$51	$(51)	$204	$(2)
States, municipalities and political subdivisions	96	(2)	4	122	(79)	(61)	18	(27)	71	—
Asset-backed:
Residential mortgage-backed	413	4	(14)	116	(10)	(75)	4	(107)	331	(3)
Commercial mortgage-backed	129	—	11	107	(3)	(11)	21	(103)	151	—
Other asset-backed	368	5	(4)	314	(197)	(35)	—	(5)	446	(2)
Total asset-backed	910	9	(7)	537	(210)	(121)	25	(215)	928	(5)
Redeemable preferred stock	26	(1)	—	—	—	(25)	—	—	—	—
Total fixed maturity securities	1,251	9	(3)	801	(405)	(251)	94	(293)	1,203	(7)
Equity securities	34	(27)	3	2	—	—	—	(1)	11	(27)
Other invested assets, including derivatives, net	—	—	—	—	(1)	1	—	—	—	—
Short term investments	6	—	—	—	(6)	—	—	—	—	—
Life settlement contracts	100	13	—	—	—	(25)	—	—	88	(2)
Separate account business	2	—	—	1	(2)	—	—	—	1	—
Total	$1,393	$(5)	$—	$804	$(414)	$(275)	$94	$(294)	$1,303	$(36)

* Net realized and unrealized gains and losses shown above are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous page may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the year ended December 31, 2014 there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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

Derivative Financial Investments
Level 1 securities include exchange traded derivatives, primarily futures, valued using quoted market prices. Level 2 securities primarily include the embedded derivative on funds withheld liability and currency forwards. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld payable, which are fixed maturity securities valued with observable inputs. Currency forwards are valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, total return swaps, equity warrants and options, are valued using inputs including broker/dealer quotes and are classified within Level 3 of the valuation hierarchy due to a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.
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

December 31, 2014
Assets (In millions)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% - 13% (3%)
Equity securities	16	Market approach	Private offering price	$12 - $4,391 per share ($600)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (163%)

December 31, 2013
Assets (In millions)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$142	Discounted cash flow	Credit spread	2% - 20% (4%)
Equity securities	10	Market approach	Private offering price	$360 - $4,268 per share ($1,148)
Life settlement contracts	88	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	70% -743% (192%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement. For equity securities, an increase in the private offering price would result in a higher fair value measurement. For life settlement contracts, an increase in the discount rate risk premium or decrease in the mortality assumption would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are listed in the tables below.

December 31, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	588	—	—	608	608
Financial liabilities
Long term debt	$2,559	$—	$2,883	$—	$2,883

December 31, 2013	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Financial assets
Notes receivable for the issuance of common stock	$23	$—	$—	$23	$23
Mortgage loans	508	—	—	515	515
Financial liabilities
Premium deposits and annuity contracts	$57	$—	$—	$58	$58
Short term debt	549	—	575	—	575
Long term debt	2,011	—	2,328	—	2,328
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
For the years ended December 31, 2014 and 2013, the Company paid $287 million and $89 million to Loews related to federal income taxes. For the year ended December 31, 2012, the Company received from Loews $75 million related to federal income taxes.
For 2012 through 2014, the IRS has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
At December 31, 2014 and 2013, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2014 and 2013, the Company recognized no interest and no penalties. During 2012, the Company recognized $2 million of interest income and no penalties. There were no amounts accrued for interest or penalties at December 31, 2014 or 2013.
The following table provides a reconciliation between the Company's federal income tax expense at statutory rates and the recorded income tax expense, excluding discontinued operations.
Tax Reconciliation

Years ended December 31
(In millions)	2014	2013	2012
Income tax expense at statutory rates	$(423)	$(447)	$(301)
Tax benefit from tax exempt income	119	97	84
Foreign taxes and credits	(6)	(1)	(13)
Other tax expense	(9)	(10)	(9)
Income tax expense	$(319)	$(361)	$(239)
At December 31, 2014, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.
The following table provides the current and deferred components of the Company's income tax expense, excluding taxes on discontinued operations.
Current and Deferred Taxes

Years ended December 31
(In millions)	2014	2013	2012
Current tax expense	$(318)	$(292)	$(94)
Deferred tax expense	(1)	(69)	(145)
Total income tax expense	$(319)	$(361)	$(239)
Total income tax presented above includes foreign tax expense of approximately $24 million, $24 million and $34 million related to income from continuing foreign operations of approximately $66 million, $101 million and $88 million for the years ended December 31, 2014, 2013 and 2012.

The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are set forth in the table below.
Components of Net Deferred Tax Asset

December 31
(In millions)	2014	2013
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$265	$289
Unearned premium reserves	187	178
Receivables	35	50
Employee benefits	289	187
Life settlement contracts	46	46
Deferred retroactive reinsurance benefit	61	66
Other assets	138	149
Gross deferred tax assets	1,021	965
Deferred Tax Liabilities:
Investment valuation differences	50	68
Deferred acquisition costs	226	232
Net unrealized gains	489	383
Other liabilities	65	62
Gross deferred tax liabilities	830	745
Net deferred tax asset	$191	$220
At December 31, 2014, the CNA Tax Group had no loss carryforwards or tax credit carryforwards.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2014 or 2013.

Note F. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including IBNR claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $156 million, $169 million and $391 million for the years ended December 31, 2014, 2013 and 2012. Catastrophe losses in 2012 included Storm Sandy.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company as of and for the years ended December 31, 2014, 2013 and 2012.
Reconciliation of Claim and Claim Adjustment Expense Reserves

As of and for the years ended December 31
(In millions)	2014	2013	2012
Reserves, beginning of year:
Gross	$24,089	$24,763	$24,303
Ceded	4,972	5,126	5,020
Net reserves, beginning of year	19,117	19,637	19,283
Change in net reserves due to acquisition (disposition) of subsidiaries	(13)	—	291
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,043	5,114	5,273
Decrease in provision for insured events of prior years	(36)	(115)	(182)
Amortization of discount	161	154	145
Total net incurred (a)	5,168	5,153	5,236
Net payments attributable to:
Current year events	(945)	(981)	(988)
Prior year events	(4,355)	(4,588)	(4,280)
Total net payments	(5,300)	(5,569)	(5,268)
Foreign currency translation adjustment and other	(45)	(104)	95
Net reserves, end of year	18,927	19,117	19,637
Ceded reserves, end of year	4,344	4,972	5,126
Gross reserves, end of year	$23,271	$24,089	$24,763

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

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development, including unallocated claim and claim adjustment expense) were as follows.
Reserve Development

Years ended December 31
(In millions)	2014	2013	2012
Property and casualty reserve development	$(39)	$(115)	$(180)
Life reserve development in life company	3	—	(2)
Total	$(36)	$(115)	$(182)

The following tables summarize the gross and net carried reserves as of December 31, 2014 and 2013.
Gross and Net Carried Claim and Claim Adjustment Expense Reserves

December 31, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,136	$5,298	$752	$2,881	$1,189	$12,256
Gross IBNR Reserves	4,093	4,216	689	302	1,715	11,015
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,229	$9,514	$1,441	$3,183	$2,904	$23,271
Net Case Reserves	$1,929	$4,947	$598	$2,572	$144	$10,190
Net IBNR Reserves	3,726	3,906	663	271	171	8,737
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,655	$8,853	$1,261	$2,843	$315	$18,927

December 31, 2013	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,001	$5,570	$803	$2,748	$1,140	$12,262
Gross IBNR Reserves	4,057	4,521	772	310	2,167	11,827
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,058	$10,091	$1,575	$3,058	$3,307	$24,089
Net Case Reserves	$1,793	$5,119	$629	$2,352	$283	$10,176
Net IBNR Reserves	3,789	3,992	705	271	184	8,941
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,582	$9,111	$1,334	$2,623	$467	$19,117

Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for Specialty, Commercial, International and Corporate & Other Non-Core segments for the years ended December 31, 2014, 2013 and 2012.
Favorable net prior year development of $14 million, $9 million and $11 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2014, 2013 and 2012.
Net Prior Year Development

Year ended December 31, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$176	$(59)	$(2)	$(21)
Pretax (favorable) unfavorable premium development	(13)	(20)	2	(1)	(32)
Total pretax (favorable) unfavorable net prior year development	$(149)	$156	$(57)	$(3)	$(53)

Year ended December 31, 2013
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(196)	$122	$(38)	$(6)	$(118)
Pretax (favorable) unfavorable premium development	(14)	(8)	(21)	1	(42)
Total pretax (favorable) unfavorable net prior year development	$(210)	$114	$(59)	$(5)	$(160)

Year ended December 31, 2012
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(93)	$(25)	$(74)	$(13)	$(205)
Pretax (favorable) unfavorable premium development	(14)	(36)	3	1	(46)
Total pretax (favorable) unfavorable net prior year development	$(107)	$(61)	$(71)	$(12)	$(251)
Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium.  Audits on policies usually occur in a period after the expiration date of the policy.
For the year ended December 31, 2013, favorable premium development for International was recorded related to a commutation as discussed later in this note.

Specialty
The following table provides further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment for the years ended December 31, 2014, 2013 and 2012.

Years ended December 31
(In millions)	2014	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$39	$(27)	$(34)
Other Professional Liability and Management Liability	(87)	(73)	19
Surety	(82)	(74)	(63)
Warranty	(2)	(3)	(5)
Other	(4)	(19)	(10)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$(196)	$(93)
2014
Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior and increased frequency of other large medical professional liability losses in accident years 2011 through 2013.
Overall, favorable development for other professional liability and management liability was related to better than expected severity in accident years 2008 through 2011, including favorable outcomes on individual large claims. Additional favorable development related to lower than expected frequency in accident years 2011 through 2013. Unfavorable development was recorded due to higher than expected severity in financial institution and professional service coverages in accident years 2009 through 2011.
Favorable development for surety coverages was primarily due to better than expected large loss emergence in accident years 2012 and prior.
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
Other includes standard property and casualty coverages provided to Specialty customers. Favorable development for other coverages was primarily due to better than expected loss emergence in property coverages primarily in accident years 2010 and subsequent.

2012
Favorable development for medical professional liability was primarily due to better than expected loss emergence in accident years 2008 and prior.
Overall, unfavorable development for other professional liability and management liability was primarily due to increased frequency and severity in our lawyer coverages in accident years 2008 through 2011, a large claim settlement in 2005 related to lawyers and increased frequency of large claims in public company directors and officers coverages related to the financial crisis in accident year 2011. Favorable development was recorded primarily due to better than expected loss emergence in accident years 2003 through 2009.
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

Commercial
The following table provides further detail of the development recorded for the Commercial segment for the years ended December 31, 2014, 2013 and 2012.

Years ended December 31
(In millions)	2014	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$31	$18	$25
General Liability	45	64	(66)
Workers' Compensation	139	91	15
Property and Other	(39)	(51)	1
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$176	$122	$(25)
2014
Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected severity for liability coverages in accident years 2010 through 2013. Favorable development was recorded related to fewer large claims than expected in accident years 2008 and 2009.
Overall, unfavorable development for general liability was primarily related to higher than expected severity in accident years 2010 through 2013. Favorable development was recorded primarily related to lower than expected frequency of large losses in accident years 2005 through 2009.
Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and prior, higher than expected severity related to Defense Base Act (DBA) contractors in accident years 2010 through 2013 and the recognition of losses related to favorable premium development in accident year 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers’ compensation reinsurance pool.
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

International
The following table provides further detail of the development recorded for the International segment for the years ended December 31, 2014, 2013 and 2012.

Years ended December 31
(In millions)	2014	2013	2012
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(7)	$(7)	$1
Other Professional Liability	(26)	(30)	(41)
Liability	(13)	(8)	(2)
Property & Marine	(14)	13	(30)
Other	(9)	(17)	(2)
Commutations	10	11	—
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(59)	$(38)	$(74)
2014
Overall, favorable development for other professional liability was primarily related to better than expected severity in accident years 2012 and prior. Unfavorable development was recorded in accident year 2008 due to financial crisis claims.
Favorable development for liability was primarily related to better than expected frequency and severity in accident years 2009 and subsequent.
Favorable development for property and marine coverages primarily related to better than expected frequency of large claims in accident years 2012 and prior.
Favorable development for other coverages was a result of better than expected frequency in Hardy, primarily in financial institution coverages.
Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance.
2013
Overall, favorable development for other professional liability was primarily related to better than expected severity in accident years 2011 and prior. Unfavorable development was recorded related to higher than expected severity in accident year 2012.
Overall, unfavorable development for property and marine coverages was primarily due to 2011 catastrophe events, including the Thailand floods and the New Zealand Lyttelton earthquake, and one large non-catastrophe claim. Favorable development was recorded related to better than expected severity in accident years 2008 through 2011.
Favorable development for other coverages was largely a result of better than expected severity in Hardy in accident year 2012.
The commutation of a third-party capital provider's 15% participation in the 2012 year of account resulted in recognition of the 15% share of year of account premiums, losses and expenses.

2012
Favorable development for other professional liability was primarily related to better than expected severity in accident years 2007 and prior.
Favorable development for property and marine coverages related to better than expected severity in accident years 2011 and prior.

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

The following table displays the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2014	2013	2012
Net A&EP adverse development before consideration of LPT	$—	$363	$261
Provision for uncollectible third-party reinsurance on A&EP	—	140	—
Additional amounts ceded under LPT	—	503	261
Retroactive reinsurance benefit recognized	(13)	(314)	(261)
Pretax impact of unrecognized deferred retroactive reinsurance benefit	$(13)	$189	$—

During 2013 and 2012, unfavorable development was recorded for accident years 2000 and prior related to A&EP claims due to an increase in ultimate claim severity and higher than anticipated claim reporting, as well as increased defense costs. Additionally, in 2013 the Company recognized a provision for uncollectible third-party reinsurance which increased the expected recovery from NICO. The fourth quarter 2014 A&EP reserve review was not completed. Additional information and analysis on inuring third-party reinsurance recoveries are needed to finalize the review. The Company expects to complete the review in the first half of 2015.
In the fourth quarter of 2013, the cumulative amounts ceded under the Loss Portfolio Transfer of $2.5 billion exceeded the $2.2 billion consideration paid, resulting in a $189 million deferred retroactive reinsurance gain. This deferred benefit is recognized in earnings in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. In 2014, $13 million of the deferred retroactive reinsurance benefit was recognized, and the remaining unrecognized benefit at December 31, 2014 was $176 million.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account at December 31, 2014 was $3.4 billion. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

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
The following table summarizes the amounts receivable from reinsurers at December 31, 2014 and 2013.
Components of Reinsurance Receivables

December 31
(In millions)	2014	2013
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,344	$4,972
Ceded future policy benefits	185	733
Ceded policyholders' funds	—	35
Reinsurance receivables related to paid losses	213	348
Reinsurance receivables	4,742	6,088
Allowance for uncollectible reinsurance	(48)	(71)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,694	$6,017
The Company has established an allowance for uncollectible reinsurance receivables. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced related to write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels, and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.4 billion and $3.9 billion at December 31, 2014 and 2013.
The Company's largest recoverables from a single reinsurer at December 31, 2014, including ceded unearned premium reserves were approximately $2,565 million from subsidiaries of Berkshire Hathaway Group, $244 million from subsidiaries of the Hartford Insurance Group and $185 million from subsidiaries of Wilton Re. The recoverable from the Berkshire Hathaway Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note F to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums for the years ended December 31, 2014, 2013 and 2012 are shown in the following tables.
Components of Earned Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2014 Earned Premiums
Property and casualty	$9,452	$277	$3,073	$6,656	4.2%
Accident and health	508	48	—	556	8.6%
Total earned premiums	$9,960	$325	$3,073	$7,212	4.5%

2013 Earned Premiums
Property and casualty	$9,063	$258	$2,609	$6,712	3.8%
Accident and health	511	48	—	559	8.6%
Total earned premiums	$9,574	$306	$2,609	$7,271	4.2%

2012 Earned Premiums
Property and casualty	$8,354	$197	$2,229	$6,322	3.1%
Accident and health	512	47	—	559	8.4%
Total earned premiums	$8,866	$244	$2,229	$6,881	3.5%

Components of Written Premiums

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2014 Written Premiums
Property and casualty	$9,283	$276	$3,024	$6,535	4.2%
Accident and health	504	49	—	553	8.9%
Total written premiums	$9,787	$325	$3,024	$7,088	4.6%

2013 Written Premiums
Property and casualty	$9,103	$249	$2,556	$6,796	3.7%
Accident and health	505	47	—	552	8.5%
Total written premiums	$9,608	$296	$2,556	$7,348	4.0%

2012 Written Premiums
Property and casualty	$8,467	$169	$2,225	$6,411	2.6%
Accident and health	506	47	—	553	8.5%
Total written premiums	$8,973	$216	$2,225	$6,964	3.1%

Included in the direct and ceded earned premiums for the years ended December 31, 2014, 2013 and 2012 are $2,643 million, $2,156 million and $1,794 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Accident and health premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $1,379 million, $1,450 million and $1,443 million for the years ended December 31, 2014, 2013 and 2012, including $1,458 million, $712 million and $814 million related to the significant third-party captive program discussed above. Reinsurance recoveries in 2014 were unfavorably affected by the commutation of a workers’ compensation reinsurance pool.

Note I. Debt
Debt is composed of the following obligations.

December 31
(In millions)	2014	2013
Short term debt:
Senior notes of CNAF, 5.850%, face amount of $549, due December 15, 2014	$—	$549

Long term debt:
Senior notes of CNAF:
6.500%, face amount of $350, due August 15, 2016	349	349
6.950%, face amount of $150, due January 15, 2018	150	149
7.350%, face amount of $350, due November 15, 2019	348	348
5.875%, face amount of $500, due August 15, 2020	497	497
5.750%, face amount of $400, due August 15, 2021	397	397
3.950%, face amount of $550, due May 15, 2024	547	—
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036	30	30
Total long term debt	2,559	2,011
Total debt	$2,559	$2,560
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $16 million of FHLBC stock as of December 31, 2014 and 2013 giving it access to approximately $330 million of additional liquidity. As of December 31, 2014 and 2013, CCC had no outstanding borrowings from the FHLBC.
The Company has a four-year $250 million senior unsecured revolving credit facility with a syndicate of banks which is intended to be used for general corporate purposes. At the Company's election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million. Under the credit agreement, the Company is required to pay a facility fee which would adjust automatically in the event of a change in the Company's financial ratings. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined as of December 31, 2014, was $8.6 billion. As of December 31, 2014 and 2013, we had no outstanding borrowings under the credit agreement. The credit facility expires in 2016.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2014 and 2013.
The combined aggregate maturities for debt at December 31, 2014 are presented in the following table.
Maturity of Debt

(In millions)
2015	$—
2016	350
2017	—
2018	150
2019	350
Thereafter	1,723
Less discount	(14)
Total	$2,559

Note J. Benefit Plans
Pension and Postretirement Health Care Benefit Plans
CNA sponsors noncontributory defined benefit pension plans, primarily through the CNA Retirement Plan, covering certain eligible employees. These plans are closed to new entrants.
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
During 2014, the CNA Retirement Plan offered a limited-time lump sum settlement payment opportunity to the majority of the terminated vested participants of the plan. The lump sum settlements reduce the Company’s risk and volatility related to funding the CNA Retirement Plan. The number of participants that elected to accept the lump sum opportunity was approximately 20% of the then total participants in the plan. The settlement payments of $253 million were made from CNA Retirement Plan assets. The $84 million settlement charge recorded by the Company in the fourth quarter of 2014 represents recognition of a portion of the unrecognized actuarial losses previously reflected in AOCI. This settlement charge is included in Other operating expenses within the Corporate & Other Non-Core segment.
CNA provides certain health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.
In the second quarter of 2014, the Company eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change was a negative plan amendment which resulted in an $86 million curtailment gain reported in Other operating expenses within the Corporate & Other Non-Core segment. In connection with the plan amendment, the Company remeasured the plan benefit obligation which resulted in a decrease in the discount rate used to determine the benefit obligation from 3.60% to 3.10%.

The following table provides a reconciliation of benefit obligations and plan assets for the years ended December 31, 2014 and 2013.
Funded Status

	Pension Benefits		Postretirement Benefits
(In millions)	2014	2013	2014	2013
Benefit obligation at January 1	$2,943	$3,271	$40	$47
Changes in benefit obligation:
Service cost	9	12	—	1
Interest cost	132	121	1	1
Participants' contributions	—	—	5	5
Plan amendments	(3)	—	(7)	—
Actuarial (gain) loss	367	(289)	1	(3)
Benefits paid	(165)	(165)	(11)	(12)
Settlements	(257)	(8)	—	—
Foreign currency translation and other	(7)	1	—	1
Benefit obligation at December 31	3,019	2,943	29	40
Fair value of plan assets at January 1	2,656	2,425	—	—
Change in plan assets:
Actual return on plan assets	216	311	—	—
Company contributions	12	92	6	7
Participants' contributions	—	—	5	5
Benefits paid	(165)	(165)	(11)	(12)
Settlements	(257)	(8)	—	—
Foreign currency translation and other	(6)	1	—	—
Fair value of plan assets at December 31	2,456	2,656	—	—
Funded status	$(563)	$(287)	$(29)	$(40)
Amounts recognized on the Consolidated Balance Sheets at December 31:
Other assets	$9	$9	$—	$—
Other liabilities	(572)	(296)	(29)	(40)
Net amount recognized	$(563)	$(287)	$(29)	$(40)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(9)	$(98)
Net actuarial loss	974	745	8	8
Net amount recognized	$974	$745	$(1)	$(90)
The accumulated benefit obligation for all defined benefit pension plans was $2,962 million and $2,889 million at December 31, 2014 and 2013.

The components of net periodic cost (benefit) are presented in the following table.
Net Periodic Cost (Benefit)

Years ended December 31
(In millions)	2014	2013	2012
Pension cost (benefit)
Service cost	$9	$12	$12
Interest cost on projected benefit obligation	132	121	135
Expected return on plan assets	(191)	(181)	(171)
Amortization of net actuarial loss	25	47	39
Settlement loss	84	3	—
Net periodic pension cost (benefit)	$59	$2	$15

Postretirement cost (benefit)
Service cost	$—	$1	$—
Interest cost on projected benefit obligation	1	1	2
Amortization of prior service credit	(10)	(18)	(18)
Amortization of net actuarial loss	1	2	1
Curtailment gain	(86)	—	—
Net periodic postretirement cost (benefit)	$(94)	$(14)	$(15)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2014	2013	2012
Pension and postretirement benefits
Amounts arising during the period	$(337)	$422	$(195)
Curtailment and other	(81)	—	—
Settlement	84	—	—
Reclassification adjustment relating to prior service credit	(10)	(18)	(18)
Reclassification adjustment relating to actuarial loss	26	49	40
Total increase (decrease) in Other comprehensive income	$(318)	$453	$(173)
The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2015.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(2)
Amortization of net actuarial loss	38	1
Total estimated amounts to be recognized	$38	$(1)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are set forth in the following table.
Actuarial Assumptions for Benefit Obligations

December 31	2014	2013
Pension benefits
Discount rate	3.850%	4.650%
Expected long term rate of return	7.500	7.500
Rate of compensation increases	3.920	3.990
Postretirement benefits
Discount rate	2.500%	3.600%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are set forth in the following table.
Actuarial Assumptions for Net Cost or Benefit

Years ended December 31	2014	2013	2012
Pension benefits
Discount rate	4.650%	3.800%	4.600%
Expected long term rate of return	7.500	7.750	8.000
Rate of compensation increases	3.990	4.066	4.125
Postretirement benefits
Discount rate	3.600%/3.100%	2.800%	3.750%
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2014, 2013 and 2012.
CNA employs a total return approach whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long term return of retirement plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 40% to 60% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. The intent of this strategy is to minimize the Company's expense related to funding the plan by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions. In addition, alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. At December 31, 2014, the plan had committed approximately $107 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are summarized below.

December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$463	$15	$478
States, municipalities and political subdivisions	—	80	—	80
Asset-backed:
Residential mortgage-backed	—	123	—	123
Commercial mortgage-backed	—	75	—	75
Other asset-backed	—	12	—	12
Total asset-backed	—	210	—	210
U.S. Treasury and obligations of government-sponsored enterprises	25	—	—	25
Total fixed maturity securities	25	753	15	793
Equity securities	389	118	—	507
Derivative financial instruments	1	—	—	1
Short term investments	33	101	—	134
Limited partnerships:
Hedge funds	—	562	303	865
Private equity	—	—	113	113
Total limited partnerships	—	562	416	978
Other assets	—	30	—	30
Cash	13	—	—	13
Total assets	$461	$1,564	$431	$2,456

December 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$505	$15	$520
States, municipalities and political subdivisions	—	73	—	73
Asset-backed:
Residential mortgage-backed	—	130	—	130
Commercial mortgage-backed	—	106	—	106
Other asset-backed	—	12	—	12
Total asset-backed	—	248	—	248
Total fixed maturity securities	—	826	15	841
Equity securities	480	117	8	605
Derivative financial instruments	2	—	—	2
Short term investments	45	49	—	94
Limited partnerships:
Hedge funds	—	647	322	969
Private equity	—	—	114	114
Total limited partnerships	—	647	436	1,083
Other assets	—	31	—	31
Total assets	$527	$1,670	$459	$2,656

The limited partnership investments are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 57% are equity related, 37% pursue a multi-strategy approach and 6% are focused on distressed investments at December 31, 2014.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note D to the Consolidated Financial Statements.

The tables below present a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.

Level 3 (In millions)	Balance at January 1, 2014	Actual return on assets still held at December 31, 2014	Actual return on assets sold during the year ended December 31, 2014	Purchases, sales and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2014
Fixed maturity securities:
Corporate and other bonds	$15	$—	$—	$—	$—	$15
Equity securities	8	—	—	(8)	—	—
Limited partnerships:
Hedge funds	322	19	—	(38)	—	303
Private equity	114	19	—	(20)	—	113
Total limited partnerships	436	38	—	(58)	—	416
Total	$459	$38	$—	$(66)	$—	$431

Level 3 (In millions)	Balance at January 1, 2013	Actual return on assets still held at December 31, 2013	Actual return on assets sold during the year ended December 31, 2013	Purchases, sales and settlements	Net transfers into (out of) Level 3	Balance at December 31, 2013
Fixed maturity securities:
Corporate and other bonds	$11	$(1)	$—	$5	$—	$15
Equity securities	5	3	—	—	—	8
Limited partnerships:
Hedge funds	359	56	—	(77)	(16)	322
Private equity	62	—	—	52	—	114
Total limited partnerships	421	56	—	(25)	(16)	436
Investment contracts with insurance company	10	—	—	(10)	—	—
Total	$447	$58	$—	$(30)	$(16)	$459

The table below presents the estimated future minimum benefit payments to participants at December 31, 2014.
Estimated Future Minimum Benefit Payments to Participants

(In millions)	Pension Benefits	Postretirement Benefits
2015	$179	$5
2016	181	4
2017	180	4
2018	184	4
2019	185	3
2020-2024	936	9
In 2015, CNA expects to contribute $14 million to its pension plans and $5 million to its postretirement health care benefit plans.
Savings Plans
CNA sponsors savings plans, which are generally contributory plans that allow most employees to contribute a maximum of 50% of their eligible compensation, subject to certain limitations prescribed by the IRS. The Company contributes matching amounts to participants, amounting to 70% of the first 6% (35% of the first 6% in the first year of employment) of eligible compensation contributed by the employee. Employees vest in these contributions ratably over five years.
As noted above, during 2000, employees were required to make a choice regarding their continued participation in the CNA Retirement Plan. Employees who elected to forgo earning additional benefits in the CNA Retirement Plan and all employees hired on or after January 1, 2000 receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management's determination of the discretionary amounts. Employees vest in these contributions ratably over five years.
Benefit expense for the Company's savings plans was $69 million, $71 million and $70 million for the years ended December 31, 2014, 2013 and 2012.

Note K. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, authorizes the grant of stock-based compensation to certain management personnel for up to 6 million shares of CNAF's common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, performance-based restricted share units (RSUs) and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2014 was approximately 1.5 million.
The Company recorded stock-based compensation expense related to the Plan of $11 million, $10 million and $9 million for the years ended December 31, 2014, 2013 and 2012. The related income tax benefit recognized was $4 million, $3 million and $3 million for the years ended December 31, 2014, 2013, and 2012. The compensation cost related to non-vested awards not yet recognized was $13 million, and the weighted average period over which it is expected to be recognized is 1.7 years at December 31, 2014.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except as otherwise provided by contractual obligations. In addition, any such compensation that vested prior to termination is generally canceled immediately, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
Share Awards
The fair value of share awards is based on the market value of the Company's common stock as of the date of grant. Share awards currently granted under the Plan include restricted shares, performance-based RSUs and performance share units. Generally, restricted shares vest ratably over a four-year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant. Performance share units become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a three year period.
The following table presents activity for non-vested restricted shares, performance-based RSUs and performance share units under the Plan in 2014.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	847,674	$29.61
Awards granted	261,273	41.01
Awards vested	(156,332)	28.42
Awards forfeited, canceled or expired	(91,002)	32.09
Performance-based adjustment	52,568	28.50
Balance at December 31, 2014	914,181	$32.76
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
There were no stock options or SARs granted for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012 there were 10 thousand awards granted. As of December 31, 2014, there were approximately 1 million awards outstanding, fully vested and expected to vest and exercisable. The fair value of awards vested was $1 million for the years ended December 31, 2014, 2013 and 2012.

Note L. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2014		2013
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$60	$61	$64	$63
Trade name	8 years	8	3	8	2
Distribution channel	15 years	12	2	13	1
Total finite-lived intangible assets		80	66	85	66
Indefinite-lived intangible assets:
Syndicate capacity		55		58
Agency force		16		16
Total indefinite-lived intangible assets		71		74
Total other intangible assets		$151	$66	$159	$66
The Company's other intangible assets primarily relate to the purchase of Hardy. For the years ended December 31, 2014, 2013 and 2012 amortization expense of $2 million, $15 million and $33 million was included in Amortization of deferred acquisition costs and $1 million, $5 million and $10 million was included in Other operating expenses in the Statement of Operations for the International segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for other intangible assets is $1 million in 2015 and $2 million in years 2016, 2017, 2018 and 2019.
Note M. Operating Leases, Commitments and Contingencies and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expenses for the years ended December 31, 2014, 2013 and 2012 were $55 million, $46 million and $52 million. Sublease revenues for the years ended December 31, 2014, 2013 and 2012 were $1 million, $3 million and $2 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with future minimum sublease receipts to be received on owned and leased properties at December 31, 2014.
Future Minimum Lease Payments and Sublease Receipts

(In millions)	Future Minimum Lease Payments	Future Minimum Sublease Receipts
2015	$36	$—
2016	35	—
2017	30	—
2018	25	—
2019	21	1
Thereafter	98	1
Total	$245	$2

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, the maximum potential future lease payments and other related costs at December 31, 2014 that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $50 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
As of December 31, 2014 and December 31, 2013, the Company had recorded liabilities of approximately $5 million and $7 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation.  Such guarantee and indemnification agreements may include provisions that survive indefinitely. As of December 31, 2014, the aggregate amount of quantifiable guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans was $375 million and $324 million.  Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2014, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
In the normal course of business, the Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion at December 31, 2014. The Company does not believe a payable is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note N. Stockholders’ Equity and Statutory Accounting Practices
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
CNAF's ability to pay dividends is indirectly limited by the minimum consolidated net worth covenant in the Company's line of credit agreement. See Note I to the Consolidated Financial Statements for further discussion of the Company's debt obligations.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Department are determined based on statutory net income and surplus as well as timing of dividends paid in the preceding twelve months. Ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2014, CCC is in a positive earned surplus position, enabling CCC to pay approximately $466 million of dividend payments during 2015 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, were as follows.
Statutory Information

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2014 (a)	2013 (b)	2014 (a)	2013	2012
Combined Continental Casualty Companies	$11,155	$11,137	$914	$913	$391
Life company		597	37	48	44
________________

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.

(b)	Represents the combined statutory surplus of CCC and its subsidiaries, including the life company.

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
The statutory capital and surplus presented above for CCC was approximately 270% and 265% of company action level RBC at December 31, 2014 and 2013. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.
The Hardy entities are not owned by CCC, therefore their regulatory capital is not included in the Statutory Capital and Surplus of the Combined Continental Casualty Companies presented in the table above. At December 31, 2014, Hardy's portion of Syndicate 382's capital requirement included $105 million of capital provided by CCC which is included in Combined Continental Casualty Companies' Statutory Capital and Surplus above.

Note O. Accumulated Other Comprehensive Income (Loss) by Component
The table below displays the changes in Accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013.

	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at December 31, 2013	$26	$692	$—	$(426)	$150	$442
Change due to sale of subsidiaries	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	15	295	12	(219)	(95)	8
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(10), $(23), $7, $0 and $(26)	—	28	34	(12)	—	50
Other comprehensive income (loss) after tax (expense) benefit of $(8), $(122), $15, $111, $0 and $(4)	15	267	(22)	(207)	(95)	(42)
Balance at December 31, 2014	$36	$942	$—	$(633)	$55	$400

	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance at December 31, 2012	$20	$1,371	$(721)	$161	$831
Other comprehensive income (loss) before reclassifications	6	(658)	275	(11)	(388)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(10), $11, $0 and $1	—	21	(20)	—	1
Other comprehensive income (loss) after tax (expense) benefit of $(3), $364, $(158), $0 and $203	6	(679)	295	(11)	(389)
Balance at December 31, 2013	$26	$692	$(426)	$150	$442
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note P. Business Segments
The Company's core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. Specialty provides a broad array of professional, financial and specialty property and casualty products and services, through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s marketplace.
The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of our individual and group long term care businesses that are in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only insurance and reinsurance receivables, insurance reserves, deferred acquisition costs and goodwill are readily identifiable for all individual segments. Consistent with the Consolidated Balance Sheet presentation, the comparative period continues to reflect CAC assets and liabilities. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of net investment income and realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 8.8%, 9.0% and 9.2% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2014, 2013 and 2012.
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
The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums	$2,839	$2,817	$880	$553	$1	$(2)	$7,088
Operating revenues
Net earned premiums	$2,838	$2,906	$913	$556	$1	$(2)	$7,212
Net investment income	560	723	61	700	23	—	2,067
Other revenues	295	38	—	16	12	(5)	356
Total operating revenues	3,693	3,667	974	1,272	36	(7)	9,635
Claims, Benefits and Expenses
Net incurred claims and benefits	1,627	2,187	488	1,304	(29)	—	5,577
Policyholders’ dividends	6	8	—	—	—	—	14
Amortization of deferred acquisition costs	592	493	204	28	—	—	1,317
Other insurance related expenses	262	487	151	130	1	(2)	1,029
Other expenses	254	31	28	30	210	(5)	548
Total claims, benefits and expenses	2,741	3,206	871	1,492	182	(7)	8,485
Operating income (loss) from continuing operations before income tax	952	461	103	(220)	(146)	—	1,150
Income tax (expense) benefit on operating income (loss)	(318)	(154)	(34)	151	54	—	(301)
Net operating income (loss) from continuing operations	634	307	69	(69)	(92)	—	849
Net realized investment gains (losses), pretax	15	16	(1)	7	20	—	57
Income tax (expense) benefit on net realized investment gains (losses)	(5)	(6)	1	—	(8)	—	(18)
Net realized investment gains (losses)	10	10	—	7	12	—	39
Net income (loss) from continuing operations	$644	$317	$69	$(62)	$(80)	$—	$888

December 31, 2014
(In millions)
Reinsurance receivables	$567	$690	$207	$525	$2,753	$—	$4,742
Insurance receivables	778	954	250	13	2	—	1,997
Deferred acquisition costs	304	213	83	—	—	—	600
Goodwill	117	—	35	—	—	—	152
Insurance reserves
Claim and claim adjustment expenses	6,229	9,514	1,441	3,183	2,904	—	23,271
Unearned premiums	1,763	1,273	431	125	—	—	3,592
Future policy benefits	—	—	—	9,490	—	—	9,490
Policyholders’ funds	9	18	—	—	—	—	27

Year ended December 31, 2013	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums	$2,880	$2,960	$959	$552	$(1)	$(2)	$7,348
Operating revenues
Net earned premiums	$2,795	$3,004	$916	$559	$(1)	$(2)	$7,271
Net investment income	629	899	60	662	32	—	2,282
Other revenues	257	96	—	(4)	12	(2)	359
Total operating revenues	3,681	3,999	976	1,217	43	(4)	9,912
Claims, Benefits and Expenses
Net incurred claims and benefits	1,593	2,259	489	1,261	191	—	5,793
Policyholders’ dividends	6	7	—	—	—	—	13
Amortization of deferred acquisition costs	585	526	223	28	—	—	1,362
Other insurance related expenses	250	498	140	130	(3)	(2)	1,013
Other expenses	237	32	12	13	183	(2)	475
Total claims, benefits and expenses	2,671	3,322	864	1,432	371	(4)	8,656
Operating income (loss) from continuing operations before income tax	1,010	677	112	(215)	(328)	—	1,256
Income tax (expense) benefit on operating income (loss)	(342)	(229)	(43)	141	118	—	(355)
Net operating income (loss) from continuing operations	668	448	69	(74)	(210)	—	901
Net realized investment gains (losses), pretax	(5)	(15)	5	26	9	—	20
Income tax (expense) benefit on net realized investment gains (losses)	2	5	(2)	(8)	(3)	—	(6)
Net realized investment gains (losses)	(3)	(10)	3	18	6	—	14
Net income (loss) from continuing operations	$665	$438	$72	$(56)	$(204)	$—	$915

December 31, 2013
(In millions)
Reinsurance receivables	$500	$1,024	$294	$1,203	$3,067	$—	$6,088
Insurance receivables	732	1,019	299	11	2	—	2,063
Deferred acquisition costs	299	226	99	—	—	—	624
Goodwill	117	—	38	—	—	—	155
Insurance reserves
Claim and claim adjustment expenses	6,058	10,091	1,575	3,058	3,307	—	24,089
Unearned premiums	1,710	1,374	506	128	—	—	3,718
Future policy benefits	—	—	—	10,471	—	—	10,471
Policyholders’ funds	9	15	—	92	—	—	116

Year ended December 31, 2012	Specialty	Commercial		Life & Group Non-Core	Corporate & Other Non-Core
(In millions)			International(a)			Eliminations	Total
Net written premiums	$2,733	$3,033	$648	$553	$(1)	$(2)	$6,964
Operating revenues
Net earned premiums	$2,709	$2,968	$647	$559	$—	$(2)	$6,881
Net investment income	564	826	59	629	32	—	2,110
Other revenues	231	41	(1)	33	16	(1)	319
Total operating revenues	3,504	3,835	705	1,221	48	(3)	9,310
Claims, Benefits and Expenses
Net incurred claims and benefits	1,746	2,370	361	1,255	(16)	—	5,716
Policyholders’ dividends	2	11	—	—	—	—	13
Amortization of deferred acquisition costs	574	520	152	28	—	—	1,274
Other insurance related expenses	278	532	94	142	3	(2)	1,047
Other expenses	207	37	7	22	183	(1)	455
Total claims, benefits and expenses	2,807	3,470	614	1,447	170	(3)	8,505
Operating income (loss) from continuing operations before income tax	697	365	91	(226)	(122)	—	805
Income tax (expense) benefit on operating income (loss)	(235)	(120)	(40)	134	41	—	(220)
Net operating income (loss) from continuing operations	462	245	51	(92)	(81)	—	585
Net realized investment gains (losses), pretax	18	34	7	(9)	4	—	54
Income tax (expense) benefit on net realized investment gains (losses)	(8)	(11)	(1)	3	(2)	—	(19)
Net realized investment gains (losses)	10	23	6	(6)	2	—	35
Net income (loss) from continuing operations	$472	$268	$57	$(98)	$(79)	$—	$620
____________________

(a)	International includes Hardy from the date of acquisition.

The following table provides revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.
Revenues by Line of Business

Years ended December 31
(In millions)	2014	2013	2012
Specialty
Management & Professional Liability	$2,818	$2,836	$2,723
Surety	509	490	485
Warranty & Alternative Risks	381	350	314
Specialty revenues	3,708	3,676	3,522
Commercial
Middle Market	1,631	1,642	1,560
Small Business	709	754	669
Other Commercial Insurance	1,343	1,588	1,640
Commercial revenues	3,683	3,984	3,869
International
Canada	273	289	276
CNA Europe	335	326	313
Hardy	365	366	123
International revenues	973	981	712
Life & Group Non-Core revenues	1,279	1,243	1,212
Corporate & Other Non-Core revenues	56	52	52
Eliminations	(7)	(4)	(3)
Total revenues	$9,692	$9,932	$9,364

Note Q. Discontinued Operations

The results of discontinued operations reflected in the Consolidated Statements of Operations were as follows:

Years ended December 31
(In millions)	2014	2013	2012
Revenues
Net earned premiums	$—	$—	$1
Net investment income	94	168	172
Net realized investment gains	3	11	9
Other revenues	—	2	1
Total revenues	97	181	183
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	75	141	167
Other operating expenses	2	3	3
Total claims, benefits and expenses	77	144	170
Income before income tax	20	37	13
Income tax expense	(6)	(15)	(5)
Income from operations of discontinued operations, net of income tax	14	22	8
Loss on sale, net of income tax benefit of $40, $0 and $0	(211)	—	—
(Loss) income from discontinued operations	$(197)	$22	$8

The disposal group included $3,550 million of assets and $3,297 million of liabilities as of August 1, 2014.

Note R. Quarterly Financial Data (Unaudited)
The following tables set forth unaudited quarterly financial data for the years ended December 31, 2014 and 2013.
Quarterly Financial Data

2014
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,463	$2,440	$2,411	$2,378	$9,692
Net income (loss) (a)	$13	$267	$213	$198	$691
Basic earnings (loss) per share	$0.05	$0.99	$0.79	$0.73	$2.56
Diluted earnings (loss) per share	$0.05	$0.98	$0.79	$0.73	$2.55

2013
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,455	$2,450	$2,458	$2,569	$9,932
Net income (loss)	$250	$194	$272	$221	$937
Basic earnings (loss) per share	$0.93	$0.72	$1.01	$0.82	$3.48
Diluted earnings (loss) per share (b)	$0.93	$0.72	$1.01	$0.82	$3.47
____________________

(a)	Net income in the first quarter of 2014 includes the impairment loss on the sale of CAC.

(b)	Due to the averaging of shares, quarterly earnings per share do not add to the total for the full year.

Note S. Related Party Transactions
The Company reimburses Loews, or pays directly, for fees and expenses of investment facilities and services provided to the Company. The amounts incurred by the Company for these fees and expenses were $39 million, $37 million and $36 million for the years ended December 31, 2014, 2013 and 2012 and amounts due to Loews, included in Other liabilities and payable in the first quarter of the subsequent year, were $21 million and $19 million as of December 31, 2014 and 2013. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $4 million for the years ended December 31, 2013 and 2012. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries, and the related payable to Loews, included in Other liabilities, was $132 million and $178 million as of December 31, 2014 and 2013. For a detailed description of the income tax agreement with Loews see Note E to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2014, 2013 and 2012 were $2 million in each year.
CNA previously sponsored a stock ownership plan whereby the Company financed the purchase of Company common stock by certain former officers, including executive officers. Interest charged on the principal amount of these outstanding stock purchase loans is generally equivalent to the short term applicable federal rate in effect on the disbursement date of the loan, compounded semi-annually. Loans made pursuant to the plan were full recourse and secured by the stock purchased. The loans were originally issued with a ten-year maturity date, and the remaining loan has been extended with current terms maturing through May 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 23, 2015

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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2014, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 123.

CNA Financial Corporation
Chicago, Illinois
February 23, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2014, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	66	2009	Chief Executive Officer of CNA Financial Corporation.
D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	63	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
David Brosnan	Chief Executive, CNA Europe and Hardy	52	2015
Chief Executive of CNA Europe since August 2014 and Chief Executive of Hardy since February 2014. Senior Vice President, Commercial from May 2013 through February 2014. President and CEO, ACE INA Insurance and ACE INA Life Insurance 2008 through May 2013.

George R. Fay*	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	66	2010	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies.
Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	58	2008	Executive Vice President & Chief Actuary of the CNA insurance companies.
Mark I. Herman	President and Chief Operating Officer, Specialty of the CNA insurance companies	56	2013
President and Chief Operating Officer, Specialty of the CNA insurance companies since January 1, 2013. Insurance Industry Consultant from June 2011 to December 2012. Chief Executive Officer at Everest National Insurance Company from July 2010 through May 2011. President of Everest Specialty Underwriters from March 2009 to July 2010.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	59	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.
Robert A. Lindemann	President and Chief Operating Officer, Commercial of the CNA insurance companies (Retired effective December 31, 2014)	61	2010	President and Chief Operating Officer, Commercial of the CNA insurance companies.
Albert J. Miralles	President, Long Term Care of the CNA insurance companies	45	2014
President, Long Term Care of the CNA insurance companies since March 2014. Senior Vice President and Treasurer of the CNA insurance companies from August 2011 to March 2014. Chief Financial Officer, Nationwide Investments, a division of Nationwide Mutual Insurance Company from August 2008 to August 2011.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	65	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.
Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	62	2010	President, Worldwide Field Operations of the CNA insurance companies.
* Mr. Fay announced his retirement effective December 31, 2015. The Company has begun a search for his replacement.
Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below provides the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.
Executive Compensation Information

December 31, 2014	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,945,112	$30.53	1,476,592
Equity compensation plans not approved by security holders	—	—	—
Total	1,945,112	$30.53	1,476,592
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2012 (Exhibit 3.1 to Form 8-K filed October 24, 2012 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank N.A., JPMorgan Chase Bank N.A., Citibank N.A., U.S. Bank N.A., The Northern Trust Company and other lenders named therein, dated April 19, 2012 (Exhibit 99.1 to April 19, 2012 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2009 (Exhibit 10.7 to 2008 Form 10-K incorporated herein by reference)	10.5	+

	First Amendment to the CNA Supplemental Executive Retirement Plan, dated December 23, 2009 (Exhibit 10.8.1 to 2009 Form 10-K incorporated herein by reference)	10.5.1	+

	Second Amendment to the CNA Supplemental Executive Retirement Plan, dated February 25, 2010 (Exhibit 10.7.2 to 2011 Form 10-K incorporated herein by reference)	10.5.2	+

	CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2009 (Exhibit 10.8 to 2008 Form 10-K incorporated herein by reference)	10.6	+

	First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 28, 2009 (Exhibit 10.8.1 to 2011 Form 10-K incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated December 14, 2010 (Exhibit 10.8.2 to 2011 Form 10-K incorporated herein by reference)	10.6.2	+

Third Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated November 29, 2011 (Exhibit 10.8.3 to 2011 Form 10-K incorporated herein by reference)	10.6.3	+

CNA Supplemental Executive Savings and Capital Accumulation Plan Trust, dated November 29, 2011 (Exhibit 10.9 to 2011 Form 10-K incorporated herein by reference)	10.7	+

Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units (Exhibit 10.10 to 2010 Form 10-K incorporated herein by reference)	10.8	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan (Exhibit 10.1 to June 30, 2010 Form 10-Q incorporated herein by reference)	10.9	+

Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights (Exhibit 10.11.2 to 2010 Form 10-K incorporated herein by reference)	10.10	+

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.11	+

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.11.1	+

Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.11.2	+

Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.11.3	+

General Release and Settlement Agreement, dated December 30, 2014, by and between Continental Casualty Company and Robert A. Lindemann (Exhibit 10.l to Form 8-K filed December 31, 2014 incorporated herein by reference)	10.12

Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.13

Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

Except for Exhibits 21.1, 23.1, 31.1, 31.2, 32.1, 32.2 and the XBRL documents as discussed in the note above, the exhibits above are not included in this report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2014	2013	2012
Revenues
Net investment income	$1	$1	$1
Net realized investment gains	4	4	4
Other income	—	—	9
Total revenues	5	5	14
Expenses
Administrative and general	5	(7)	1
Interest	182	165	164
Total expenses	187	158	165
Loss from operations before income taxes and equity in net income of subsidiaries	(182)	(153)	(151)
Income tax benefit	35	22	144
Loss before equity in net income of subsidiaries	(147)	(131)	(7)
Equity in net income of subsidiaries	838	1,068	635
Net income	691	937	628
Equity in other comprehensive income of subsidiaries	(42)	(389)	351
Total Comprehensive Income	$649	$548	$979
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2014	2013
Assets
Investment in subsidiaries	$14,867	$14,708
Cash	1	1
Fixed maturity securities available-for-sale, at fair value (amortized cost of $1 and $1)	1	1
Short term investments	499	505
Amounts due from subsidiaries	—	3
Other assets	3	3
Total assets	$15,371	$15,221
Liabilities
Short term debt	$—	$549
Long term debt	2,529	1,981
Other liabilities	48	40
Total liabilities	2,577	2,570
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 269,980,202 and 269,717,583 shares outstanding)	683	683
Additional paid-in capital	2,151	2,145
Retained earnings	9,645	9,495
Accumulated other comprehensive income	400	442
Treasury stock (3,060,041 and 3,322,660 shares), at cost	(84)	(91)
Notes receivable for the issuance of common stock	(1)	(23)
Total stockholders' equity	12,794	12,651
Total liabilities and stockholders' equity	$15,371	$15,221

See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$691	$937	$628
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(838)	(1,068)	(635)
Dividends received from subsidiaries	650	400	450
Net realized investment gains	(4)	(4)	(4)
Other, net	14	8	19
Total adjustments	(178)	(664)	(170)
Net cash flows provided by operating activities	513	273	458
Cash Flows from Investing Activities
Proceeds from fixed maturity securities	—	1	1
Change in short term investments	6	(57)	(156)
Capital contributions to subsidiaries	(10)	(12)	(399)
Repayment of surplus note by subsidiary	—	—	250
Other, net	5	4	4
Net cash flows used by investing activities	1	(64)	(300)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(541)	(216)	(162)
Proceeds from the issuance of debt	546	—	—
Repayment of debt	(549)	(3)	—
Stock options exercised	5	2	1
Other, net	25	9	3
Net cash flows used by financing activities	(514)	(208)	(158)
Net change in cash	—	1	—
Cash, beginning of year	1	—	—
Cash, end of year	$1	$1	$—
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2014.
B. Commitments, Contingencies and Guarantees
As of December 31, 2014 CNAF had recorded liabilities of approximately $5 million related to indemnification agreements. The Parent Company believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded. As of December 31, 2013 CNAF had no recorded liabilities related to guarantee or indemnification agreements.
In the course of selling business entities and assets to third parties, CNAF has agreed to guarantee the performance of certain obligations of both a previously owned subsidiary and a current subsidiary. Such obligations include agreement to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. The guarantee agreements may include provisions that survive indefinitely. As of December 31, 2014, the aggregate amount of quantifiable guarantee agreements in effect for sales of business entities, assets and third-party loans was $625 million. Should the company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, CNAF has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2014, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
In the normal course of business, CNAF also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNAF could be required to pay under these guarantees was approximately $1.9 billion at December 31, 2014. The Parent Company does not believe a payable is likely under these guarantees, as it is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note P to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period
Year ended December 31, 2014
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$155	$(40)	$(1)	$(5)	$109
Year ended December 31, 2013
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$174	$(6)	$(3)	$(10)	$155
Year ended December 31, 2012
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$203	$(23)	$5	$(11)	$174

(a)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2014	2013	2012
Deferred acquisition costs	$600	$624
Reserves for unpaid claim and claim adjustment expenses	23,271	24,015
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,578	1,586
Unearned premiums	3,592	3,718
Net written premiums	7,088	7,348	$6,964
Net earned premiums	7,212	7,271	6,881
Net investment income	2,031	2,240	2,074
Incurred claim and claim adjustment expenses related to current year	5,043	5,113	5,266
Incurred claim and claim adjustment expenses related to prior years	(39)	(115)	(180)
Amortization of deferred acquisition costs	1,317	1,362	1,274
Paid claim and claim adjustment expenses	5,297	5,566	5,257

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 23, 2015	By	/s/ Thomas F. Motamed
Thomas F. Motamed Chief Executive Officer (Principal Executive Officer)

Dated: February 23, 2015	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 23, 2015	By	/s/ Thomas F. Motamed
(Thomas F. Motamed, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 23, 2015	By	/s/ Paul J. Liska
(Paul J. Liska, Director)

Dated: February 23, 2015	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 23, 2015	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 23, 2015	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 23, 2015	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 23, 2015	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 23, 2015	By	/s/ Marvin Zonis
(Marvin Zonis, Director)