Form 10-Q
period 2015-03-31
CNA FINANCIAL CORP
filed 2015-05-05
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, Par value $2.50	270,245,346

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2015	2014
Revenues
Net earned premiums	$1,687	$1,806
Net investment income	558	526
Net realized investment gains:
Other-than-temporary impairment losses	(12)	(2)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	—
Net other-than-temporary impairment losses recognized in earnings	(12)	(2)
Other net realized investment gains	22	48
Net realized investment gains	10	46
Other revenues	97	85
Total revenues	2,352	2,463
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,339	1,446
Amortization of deferred acquisition costs	303	329
Other operating expenses	358	346
Interest	39	44
Total claims, benefits and expenses	2,039	2,165
Income from continuing operations before income tax	313	298
Income tax expense	(80)	(78)
Income from continuing operations	233	220
Loss from discontinued operations, net of income tax benefit of $0 and $38	—	(207)
Net income	$233	$13

Basic Earnings Per Share
Income from continuing operations	$0.86	$0.82
Loss from discontinued operations	—	(0.77)
Basic earnings per share	$0.86	$0.05

Diluted Earnings Per Share
Income from continuing operations	$0.86	$0.81
Loss from discontinued operations	—	(0.76)
Diluted earnings per share	$0.86	$0.05

Dividends per share	$2.25	$1.25

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.1	269.8
Diluted	270.7	270.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2015	2014
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$(1)	$12
Net unrealized gains on other investments	112	237
Net unrealized gains on investments	111	249
Net unrealized gains on discontinued operations	—	8
Foreign currency translation adjustment	(96)	(8)
Pension and postretirement benefits	6	1
Other comprehensive income, net of tax	21	250
Net income	233	13
Total comprehensive income	$254	$263

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $36,875 and $37,335)	$40,605	$40,768
Equity securities at fair value (cost of $213 and $210)	225	222
Limited partnership investments	2,967	2,937
Other invested assets	43	41
Mortgage loans	586	588
Short term investments	1,506	1,706
Total investments	45,932	46,262
Cash	201	190
Reinsurance receivables (less allowance for uncollectible receivables of $48 and $48)	4,720	4,694
Insurance receivables (less allowance for uncollectible receivables of $59 and $61)	2,050	1,936
Accrued investment income	430	405
Deferred acquisition costs	616	600
Deferred income taxes	57	191
Property and equipment at cost (less accumulated depreciation of $364 and $364)	298	295
Goodwill	151	152
Other assets	1,010	841
Total assets	$55,465	$55,566
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,248	$23,271
Unearned premiums	3,710	3,592
Future policy benefits	9,747	9,490
Policyholders' funds	—	27
Long term debt	2,560	2,559
Other liabilities (includes $6 and $153 due to Loews Corporation)	3,763	3,833
Total liabilities	43,028	42,772
Commitments and contingencies (Notes C, F and H)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,241,545 and 269,980,202 shares outstanding)	683	683
Additional paid-in capital	2,143	2,151
Retained earnings	9,270	9,645
Accumulated other comprehensive income	421	400
Treasury stock (2,798,698 and 3,060,041 shares), at cost	(79)	(84)
Notes receivable for the issuance of common stock	(1)	(1)
Total stockholders’ equity	12,437	12,794
Total liabilities and stockholders' equity	$55,465	$55,566

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2015	2014
Cash Flows from Operating Activities
Net income	$233	$13
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss on sale of subsidiary	—	255
Deferred income tax expense	71	25
Trading portfolio activity	13	21
Net realized investment gains	(10)	(47)
Equity method investees	(91)	132
Net amortization of investments	—	(1)
Depreciation and amortization	19	20
Changes in:
Receivables, net	(157)	126
Accrued investment income	(25)	(36)
Deferred acquisition costs	(13)	(21)
Insurance reserves	304	85
Other assets	(34)	(35)
Other liabilities	(235)	(372)
Other, net	19	3
Total adjustments	(139)	155
Net cash flows provided by operating activities	94	168
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,144	1,550
Fixed maturity securities - maturities, calls and redemptions	1,144	851
Equity securities	2	11
Limited partnerships	20	68
Mortgage loans	3	13
Purchases:
Fixed maturity securities	(1,919)	(2,072)
Equity securities	(5)	(5)
Limited partnerships	(34)	(73)
Mortgage loans	(8)	—
Change in other investments	7	—
Change in short term investments	190	(688)
Purchases of property and equipment	(20)	(10)
Other, net	2	1
Net cash flows provided (used) by investing activities	$526	$(354)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2015	2014
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(608)	$(338)
Proceeds from the issuance of debt	—	546
Other, net	5	2
Net cash flows provided (used) by financing activities	(603)	210
Effect of foreign exchange rate changes on cash	(6)	1
Transfer of cash to assets held for sale	—	(14)
Net change in cash	11	11
Cash, beginning of year	190	195
Cash, end of period	$201	$206

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2015	2014
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,151	2,145
Stock-based compensation	(8)	(1)
Balance, end of period	2,143	2,144
Retained Earnings
Balance, beginning of period	9,645	9,495
Dividends paid to common stockholders	(608)	(338)
Net income	233	13
Balance, end of period	9,270	9,170
Accumulated Other Comprehensive Income
Balance, beginning of period	400	442
Other comprehensive income	21	250
Balance, end of period	421	692
Treasury Stock
Balance, beginning of period	(84)	(91)
Stock-based compensation	5	6
Balance, end of period	(79)	(85)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	(1)	(23)
Decrease in notes receivable for common stock	—	1
Balance, end of period	(1)	(22)
Total Stockholders' Equity	$12,437	$12,582

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2015.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014, including the summary of significant accounting policies in Note A. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Sale of Continental Assurance Company (CAC)
On August 1, 2014, the Company completed the sale of the common stock of CAC, the Company's former life insurance subsidiary. In the first quarter of 2014, the Company recorded an after-tax impairment loss of $214 million related to the sale. The Company elected to include CAC cash flow activity in the comparative Condensed Consolidated Statement of Cash Flows. Further information on discontinued operations is provided in Note K to the Condensed Consolidated Financial Statements.
Note B. Earnings Per Share
Earnings per share is based on the weighted average number of outstanding common shares. Basic earnings (loss) per share excludes the effect of dilutive securities and is computed by dividing Net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2015 and 2014, approximately 654 thousand and 660 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 182 thousand and 110 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2015	2014
Fixed maturity securities	$443	$452
Short term investments	2	1
Limited partnership investments	114	73
Equity securities	3	2
Mortgage loans	8	6
Trading portfolio	2	3
Other	—	2
Gross investment income	572	539
Investment expense	(14)	(13)
Net investment income	$558	$526
Net realized investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2015	2014
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$33	$53
Gross realized losses	(21)	(15)
Net realized investment gains (losses) on fixed maturity securities	12	38
Equity securities:
Gross realized gains	1	5
Gross realized losses	(1)	—
Net realized investment gains (losses) on equity securities	—	5
Derivatives	(1)	—
Short term investments and other	(1)	3
Net realized investment gains (losses)	$10	$46
The components of Net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Three months ended March 31
(In millions)	2015	2014
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5	$1
States, municipalities and political subdivisions	5	—
Asset-backed - residential mortgage-backed	1	1
Total fixed maturity securities available-for-sale	11	2
Equity securities available-for-sale:
Common stock	1	—
Net OTTI losses recognized in earnings	$12	$2

The following tables present a summary of fixed maturity and equity securities.

March 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$16,721	$1,867	$43	$18,545	$—
States, municipalities and political subdivisions	11,407	1,536	9	12,934	—
Asset-backed:
Residential mortgage-backed	4,998	241	13	5,226	(51)
Commercial mortgage-backed	2,151	114	5	2,260	(3)
Other asset-backed	1,109	15	1	1,123	—
Total asset-backed	8,258	370	19	8,609	(54)
U.S. Treasury and obligations of government-sponsored enterprises	24	6	—	30	—
Foreign government	390	19	—	409	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	36,839	3,801	71	40,569	$(54)
Total fixed maturity securities trading	36			36
Equity securities available-for-sale:
Common stock	41	9	—	50
Preferred stock	172	7	4	175
Total equity securities available-for-sale	213	16	4	225
Total	$37,088	$3,817	$75	$40,830

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,721	$61	$18,870	$—
States, municipalities and political subdivisions	11,285	1,463	8	12,740	—
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235	—
Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5	—	31	—
Foreign government	438	16	—	454	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,316	3,530	97	40,749	$(55)
Total fixed maturity securities trading	19			19
Equity securities available-for-sale:
Common stock	38	9	—	47
Preferred stock	172	5	2	175
Total equity securities available-for-sale	210	14	2	222
Total	$37,545	$3,544	$99	$40,990

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. As of March 31, 2015 and December 31, 2014, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $1,370 million and $1,288 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$840	$31	$139	$12	$979	$43
States, municipalities and political subdivisions	479	6	100	3	579	9
Asset-backed:
Residential mortgage-backed	318	5	148	8	466	13
Commercial mortgage-backed	175	3	62	2	237	5
Other asset-backed	187	1	5	—	192	1
Total asset-backed	680	9	215	10	895	19
U.S. Treasury and obligations of government-sponsored enterprises	3	—	—	—	3	—
Foreign government	13	—	1	—	14	—
Total fixed maturity securities available-for-sale	2,015	46	455	25	2,470	71
Equity securities available-for-sale:
Preferred stock	15	4	—	—	15	4
Total	$2,030	$50	$455	$25	$2,485	$75

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7	—	614	10
Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3	—	4	—	7	—
Foreign government	3	—	3	—	6	—
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	2,838	68	706	29	3,544	97
Equity securities available-for-sale:
Preferred stock	17	2	1	—	18	2
Total	$2,855	$70	$707	$29	$3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2015 table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads, market illiquidity and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2015.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Three months ended March 31
(In millions)	2015	2014
Beginning balance of credit losses on fixed maturity securities	$62	$74
Reductions for securities sold during the period	(1)	(2)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(3)
Ending balance of credit losses on fixed maturity securities	$61	$69
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2015		December 31, 2014
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,011	$2,043	$2,479	$2,511
Due after one year through five years	8,760	9,340	9,054	9,605
Due after five years through ten years	12,401	13,108	12,055	12,584
Due after ten years	13,667	16,078	13,728	16,049
Total	$36,839	$40,569	$37,316	$40,749
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

Derivative Financial Instruments
The following tables present the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments.

March 31, 2015	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Currency forwards	$18	$2	$—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	184	—	5
Total		$2	$5

December 31, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Currency forwards	$9	$—	$—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	184	—	3
Total		$—	$3
Derivative financial instruments are presented gross in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of March 31, 2015 and December 31, 2014.
Investment Commitments
As of March 31, 2015, the Company had committed approximately $338 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2015, the Company had mortgage loan commitments of $41 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of March 31, 2015, the Company had commitments to purchase or fund additional amounts of $82 million and sell $71 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

March 31, 2015				Total Assets/ Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$29	$18,337	$186	$18,552
States, municipalities and political subdivisions	—	12,877	86	12,963
Asset-backed:
Residential mortgage-backed	—	4,994	232	5,226
Commercial mortgage-backed	—	2,196	64	2,260
Other asset-backed	—	570	553	1,123
Total asset-backed	—	7,760	849	8,609
U.S. Treasury and obligations of government-sponsored enterprises	29	1	—	30
Foreign government	37	372	—	409
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	125	39,359	1,121	40,605
Equity securities	149	63	13	225
Derivative financial instruments	—	2	—	2
Other invested assets, excluding derivative financial instruments	—	41	—	41
Short term investments	742	678	—	1,420
Life settlement contracts, included in Other assets	—	—	79	79
Total assets	$1,016	$40,143	$1,213	$42,372
Liabilities
Other liabilities	$—	$5	$—	$5
Total liabilities	$—	$5	$—	$5

December 31, 2014				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$32	$18,695	$162	$18,889
States, municipalities and political subdivisions	—	12,646	94	12,740
Asset-backed:
Residential mortgage-backed	—	5,044	189	5,233
Commercial mortgage-backed	—	2,061	83	2,144
Other asset-backed	—	580	655	1,235
Total asset-backed	—	7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3	—	31
Foreign government	41	413	—	454
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	131	39,454	1,183	40,768
Equity securities	145	61	16	222
Other invested assets	—	41	—	41
Short term investments	681	963	—	1,644
Life settlement contracts, included in Other assets	—	—	82	82
Total assets	$957	$40,519	$1,281	$42,757
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2015 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$162	$1	$—	$12	$(12)	$(14)	$37	$—	$186	$—
States, municipalities and political subdivisions	94	1	—	—	—	(9)	—	—	86	—
Asset-backed:
Residential mortgage-backed	189	1	—	72	—	(10)	—	(20)	232	—
Commercial mortgage-backed	83	1	1	6	—	(1)	—	(26)	64	—
Other asset-backed	655	1	9	35	(144)	(3)	—	—	553	—
Total asset-backed	927	3	10	113	(144)	(14)	—	(46)	849	—
Total fixed maturity securities	1,183	5	10	125	(156)	(37)	37	(46)	1,121	—
Equity securities	16	—	(3)	—	—	—	—	—	13	—
Life settlement contracts	82	13	—	—	—	(16)	—	—	79	1
Total	$1,281	$18	$7	$125	$(156)	$(53)	$37	$(46)	$1,213	$1

Level 3 (In millions)	Balance as of January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2014 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$204	$1	$1	$5	$(4)	$(5)	$3	$(16)	$189	$—
States, municipalities and political subdivisions	71	—	1	—	—	—	14	—	86	—
Asset-backed:
Residential mortgage-backed	331	1	15	25	—	(21)	21	(13)	359	—
Commercial mortgage-backed	151	1	(1)	—	—	(1)	—	(24)	126	—
Other asset-backed	446	1	—	148	(83)	(72)	—	(1)	439	—
Total asset-backed	928	3	14	173	(83)	(94)	21	(38)	924	—
Total fixed maturity securities	1,203	4	16	178	(87)	(99)	38	(54)	1,199	—
Equity securities	11	3	(4)	—	(8)	—	—	—	2	—
Life settlement contracts	88	10	—	—	—	(11)	—	—	87	1
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$17	$12	$178	$(95)	$(110)	$38	$(55)	$1,288	$1

Net realized and unrealized gains and losses, including those shown above, are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2015 there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2014 there were $23 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using methodologies that model information generated by market transactions involving identical or comparable assets, as well as discounted cash flow methodologies. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the table below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company.

March 31, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$102	Discounted cash flow	Credit spread	2% - 13% (3%)
Equity securities	13	Market approach	Private offering price	$10 - $4,400 per share ($682)
Life settlement contracts	79	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)

December 31, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% - 13% (3%)
Equity securities	16	Market approach	Private offering price	$12 - $4,391 per share ($600)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (163%)

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
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are presented in the following tables.

March 31, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	586	—	—	612	612
Liabilities
Long term debt	$2,560	$—	$2,908	$—	$2,908

December 31, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	588	—	—	608	608
Liabilities
Long term debt	$2,559	$—	$2,883	$—	$2,883
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

Note E. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (IBNR) claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $29 million for the three months ended March 31, 2015. Catastrophe losses in 2015 related primarily to U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $74 million for the three months ended March 31, 2014.
The fourth quarter of 2014 asbestos and environmental pollution (A&EP) reserve review was not completed because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review and analysis of this information continues, and the Company expects to complete the review in the second quarter of 2015. Given the significance of the information and analysis needed to finalize the remaining elements of the review, the Company is not able to estimate the impact, if any, of this uncertainty on the Company's Condensed Consolidated Financial Statements.

Net Prior Year Development
The following tables and discussion present net prior year development recorded for Specialty, Commercial, International and Corporate & Other Non-Core segments.

Three months ended March 31, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(5)	$(4)	$—	$(7)
Pretax (favorable) unfavorable premium development	(6)	(1)	16	—	9
Total pretax (favorable) unfavorable net prior year development	$(4)	$(6)	$12	$—	$2

Three months ended March 31, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(3)	$18	$10	$—	$25
Pretax (favorable) unfavorable premium development	(6)	(18)	(7)	—	(31)
Total pretax (favorable) unfavorable net prior year development	$(9)	$—	$3	$—	$(6)
Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Three months ended March 31
(In millions)	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$14	$—
Other Professional Liability and Management Liability	(3)	(6)
Surety	1	1
Warranty	—	—
Other	(10)	2
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(3)
2015
Overall, unfavorable development for medical professional liability was primarily related to increased frequency in the Aging Services book for accident years 2013 and 2014, partially offset by better than expected severity in accident years 2010 and prior.
Favorable development for other coverages was primarily due to better than expected frequency in property coverages provided to Specialty customers in accident year 2014.
2014
Favorable development for other professional liability and management liability was related to better than expected loss emergence in accident years 2004 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$—	$20
General Liability	4	—
Workers' Compensation	(1)	11
Property and Other	(8)	(13)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(5)	$18
2015
Favorable development for property and other was due to lower than expected loss emergence from 2014 catastrophe events.
2014
Unfavorable development for commercial auto was primarily related to higher than expected frequency in accident years 2012 and 2013 and higher than expected loss emergence in accident years 2010 and 2011.
Unfavorable development for workers' compensation was primarily due to the recognition of losses related to favorable premium development in accident year 2013.
Favorable development for property and other was primarily due to better than expected loss emergence in catastrophe losses in accident year 2013.
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$—	$1
Other Professional Liability	—	(1)
Liability	(5)	(2)
Property & Marine	(6)	8
Other	7	(6)
Commutations	—	10
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(4)	$10
2014
Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance.

Note F. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.

Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2015	2014
Pension cost (benefit)
Service cost	$2	$3
Interest cost on projected benefit obligation	28	33
Expected return on plan assets	(43)	(48)
Amortization of net actuarial loss	9	6
Net periodic pension cost (benefit)	$(4)	$(6)

Postretirement cost (benefit)
Amortization of prior service credit	$—	$(4)
Net periodic postretirement cost (benefit)	$—	$(4)

Note H. Commitments, Contingencies and Guarantees
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, as of March 31, 2015, the maximum potential future lease payments and other related costs that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $41 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
As of March 31, 2015 and December 31, 2014, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation.  Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of March 31, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $324 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2015, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
In the normal course of business, the Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments the Company could be required to pay under these guarantees was approximately $2.0 billion as of March 31, 2015. The Company does not believe a payable is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The following tables present the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2015	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(1)	121	—	(96)	24
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $0, $3, $0 and $3	—	9	(6)	—	3
Other comprehensive income (loss) after tax (expense) benefit of $0, $(62), $(3), $0 and $(65)	(1)	112	6	(96)	21
Balance as of March 31, 2015	$35	$1,054	$(627)	$(41)	$421

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2014	$26	$692	$—	$(426)	$150	$442
Transfer to net assets held for sale	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	12	264	8	—	(8)	276
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $0, $(14), $0, $1, $0 and $(13)	—	27	—	(1)	—	26
Other comprehensive income (loss) after tax (expense) benefit of $(6), $(127), $(5), $(1), $0 and $(139)	12	237	8	1	(8)	250
Balance as of March 31, 2014	$33	$912	$30	$(425)	$142	$692
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note J. Business Segments
The Company's core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. The Company's non-core operations are managed in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2014. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs and Goodwill are readily identifiable for all individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company's operating performance. Management utilizes these financial measures to monitor the Company's insurance operations and investment portfolio. Net operating income (loss), which is derived from certain income statement amounts, is used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to market and credit risk. Based on such analyses, the Company may recognize an OTTI loss on an investment security in accordance with its policy, or sell a security, which may produce realized gains and losses.
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
The Company's results of continuing operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$680	$678	$191	$138	$—	$—	$1,687
Net investment income	155	204	14	179	6	—	558
Other revenues	78	9	—	9	2	(1)	97
Total operating revenues	913	891	205	326	8	(1)	2,342
Claims, Benefits and Expenses
Net incurred claims and benefits	429	454	116	340	(4)	—	1,335
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	144	117	35	7	—	—	303
Other insurance related expenses	69	127	37	35	—	—	268
Other expenses	67	8	5	4	46	(1)	129
Total claims, benefits and expenses	710	709	193	386	42	(1)	2,039
Operating income (loss) before income tax	203	182	12	(60)	(34)	—	303
Income tax (expense) benefit on operating income (loss)	(68)	(62)	(3)	43	12	—	(78)
Net operating income (loss)	135	120	9	(17)	(22)	—	225
Net realized investment gains (losses)	4	4	1	1	—	—	10
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(3)	—	2	—	—	(2)
Net realized investment gains (losses), after tax	3	1	1	3	—	—	8
Net income (loss) from continuing operations	$138	$121	$10	$(14)	$(22)	$—	$233

March 31, 2015
(In millions)
Reinsurance receivables	$671	$675	$207	$543	$2,672	$—	$4,768
Insurance receivables	808	1,004	282	13	2	—	2,109
Deferred acquisition costs	307	225	84	—	—	—	616
Goodwill	117	—	34	—	—	—	151
Insurance reserves
Claim and claim adjustment expenses	6,352	9,441	1,377	3,237	2,841	—	23,248
Unearned premiums	1,794	1,329	449	139	—	(1)	3,710
Future policy benefits	—	—	—	9,747	—	—	9,747

Three months ended March 31, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$692	$735	$241	$139	$—	$(1)	$1,806
Net investment income	144	191	15	171	5	—	526
Other revenues	68	10	—	5	2	—	85
Total operating revenues	904	936	256	315	7	(1)	2,417
Claims, Benefits and Expenses
Net incurred claims and benefits	442	568	130	306	(3)	—	1,443
Policyholders’ dividends	1	2	—	—	—	—	3
Amortization of deferred acquisition costs	143	123	55	8	—	—	329
Other insurance related expenses	65	126	40	32	—	(1)	262
Other expenses	61	8	7	1	51	—	128
Total claims, benefits and expenses	712	827	232	347	48	(1)	2,165
Operating income (loss) before income tax	192	109	24	(32)	(41)	—	252
Income tax (expense) benefit on operating income (loss)	(63)	(35)	(8)	30	14	—	(62)
Net operating income (loss)	129	74	16	(2)	(27)	—	190
Net realized investment gains (losses)	11	10	3	16	6	—	46
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(2)	(3)	(6)	(2)	—	(16)
Net realized investment gains (losses), after tax	8	8	—	10	4	—	30
Net income (loss) from continuing operations	$137	$82	$16	$8	$(23)	$—	$220

December 31, 2014
(In millions)
Reinsurance receivables	$567	$690	$207	$525	$2,753	$—	$4,742
Insurance receivables	778	954	250	13	2	—	1,997
Deferred acquisition costs	304	213	83	—	—	—	600
Goodwill	117	—	35	—	—	—	152
Insurance reserves
Claim and claim adjustment expenses	6,229	9,514	1,441	3,183	2,904	—	23,271
Unearned premiums	1,763	1,273	431	125	—	—	3,592
Future policy benefits	—	—	—	9,490	—	—	9,490
Policyholders’ funds	9	18	—	—	—	—	27

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of Operating revenues and Net realized investment gains and losses.

Three months ended March 31
(In millions)	2015	2014
Specialty
Management & Professional Liability	$697	$704
Surety	120	122
Warranty & Alternative Risks	100	89
Specialty revenues	917	915
Commercial
Middle Market	409	403
Small Business	165	184
Other Commercial Insurance	321	359
Commercial revenues	895	946
International
Canada	55	71
CNA Europe	77	88
Hardy	74	100
International revenues	206	259
Life & Group Non-Core revenues	327	331
Corporate & Other Non-Core revenues	8	13
Eliminations	(1)	(1)
Total revenues	$2,352	$2,463

Note K. Discontinued Operations
The results of discontinued operations reflected in the Condensed Consolidated Statements of Operations are presented in the following table.

Three months ended March 31
(In millions)	2014
Revenues
Net investment income	$41
Net realized investment gains	1
Total revenues	42
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	31
Other operating expenses	1
Total claims, benefits and expenses	32
Income before income tax	10
Income tax expense	(3)
Income from operations of discontinued operations, net of income tax	7
Impairment loss on sale, net of income tax benefit of $41	(214)
Loss from discontinued operations	$(207)

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.
We utilize the net operating income financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. In the evaluation of the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the effect of related acquisition expenses. Further information on our reserves is provided in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

CONSOLIDATED OPERATIONS
The following table presents the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A.

Three months ended March 31
(In millions)	2015	2014
Operating Revenues
Net earned premiums	$1,687	$1,806
Net investment income	558	526
Other revenues	97	85
Total operating revenues	2,342	2,417
Claims, Benefits and Expenses
Net incurred claims and benefits	1,335	1,443
Policyholders' dividends	4	3
Amortization of deferred acquisition costs	303	329
Other insurance related expenses	268	262
Other expenses	129	128
Total claims, benefits and expenses	2,039	2,165
Operating income before income tax	303	252
Income tax expense on operating income	(78)	(62)
Net operating income	225	190
Net realized investment gains	10	46
Income tax expense on net realized investment gains	(2)	(16)
Net realized investment gains, after tax	8	30
Income from continuing operations	233	220
Loss from discontinued operations, net of tax	—	(207)
Net income	$233	$13
Income from continuing operations increased $13 million for the three months ended March 31, 2015 as compared with the same period in 2014. The increase was due to higher net operating income, partially offset by lower Net realized investment gains, after tax.
Loss from discontinued operations, net of tax, for the three months ended March 31, 2014 includes an impairment loss of $214 million related to the sale of CAC.
Net realized investment gains, after tax, decreased $22 million for the three months ended March 31, 2015 as compared with the same period in 2014. See the Investments section of this MD&A for further discussion of Net investment income and Net realized investment results.
Net operating income increased $35 million for the three months ended March 31, 2015 as compared with the same period in 2014. Net operating income increased $45 million for our core segments. The increase was primarily driven by improved current accident year underwriting results as well as higher limited partnership income. Catastrophe losses were $19 million after tax for the three months ended March 31, 2015 as compared to $48 million after tax for the same period in 2014. See the Specialty, Commercial, and International sections of this MD&A for further discussion of our core results. Net operating loss for our non-core segments increased $10 million driven by results in our long term care business. See the Life & Group Non-Core and Corporate & Other Non-Core sections of this MD&A for further discussion of our non-core results.
Unfavorable net prior year development of $2 million was recorded for the three months ended March 31, 2015 as compared with favorable net prior year development of $6 million for the three months ended March 31, 2014 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net earned premiums decreased $119 million for the three months ended March 31, 2015 as compared with the same period in 2014. See the Segment Results section of this MD&A for further discussion.

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

•	Insurance Reserves

•	Reinsurance and Insurance Receivables

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Policies

•	Pension and Postretirement Benefit Obligations

•	Income Taxes
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
Specialty
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios)	2015	2014
Net written premiums	$698	$713
Net earned premiums	680	692
Net investment income	155	144
Net operating income	135	129
Net realized investment gains (losses), after tax	3	8
Net income	138	137
Ratios
Loss and loss adjustment expense	63.1%	63.9%
Expense	31.3	30.0
Dividend	0.2	0.2
Combined	94.6%	94.1%
Net written premiums for Specialty for the three months ended March 31, 2015 declined $15 million from the prior year period, primarily due to lower retention. The decline in net earned premiums was consistent with the trend in net written premiums.
Average rate increased 2% for the three months ended March 31, 2015, as compared with an increase of 4% for the three months ended March 31, 2014 for the policies that renewed in each period. Retention of 84% and 86% was achieved in each period.
The combined ratio increased 0.5 points for the three months ended March 31, 2015 as compared with the same period in 2014. The loss ratio improved 0.8 points due to an improved current accident year loss ratio, partially offset by less favorable net prior year development. The expense ratio increased 1.3 points for the three months ended March 31, 2015 as compared with the same period in 2014, primarily driven by increased underwriting expenses.
Favorable net prior year development of $4 million and $9 million was recorded for the three months ended March 31, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	March 31, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$2,113	$2,136
Gross IBNR Reserves	4,239	4,093
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,352	$6,229
Net Case Reserves	$1,897	$1,929
Net IBNR Reserves	3,787	3,726
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,684	$5,655

Commercial
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios)	2015	2014
Net written premiums	$759	$807
Net earned premiums	678	735
Net investment income	204	191
Net operating income	120	74
Net realized investment gains, after tax	1	8
Net income	121	82
Ratios
Loss and loss adjustment expense	66.9%	77.1%
Expense	36.0	33.9
Dividend	0.4	0.3
Combined	103.3%	111.3%
Net written premiums for Commercial decreased $48 million for the three months ended March 31, 2015 as compared with the same period in 2014, primarily driven by underwriting actions taken in certain business classes and a lower level of new business, reflecting competitive market conditions, partially offset by positive rate and higher retention. Net earned premiums decreased $57 million for the three months ended March 31, 2015 as compared with the same period 2014, consistent with the trend in net written premiums.
Average rate increased 3% for the three months ended March 31, 2015, as compared with an increase of 6% for the three months ended March 31, 2014 for the policies that renewed in each period. Retention of 76% and 74% was achieved in each period.
Net income increased $39 million for the three months ended March 31, 2015 as compared with the same period in 2014. This increase was driven by higher net operating income.
Net operating income increased $46 million for the three months ended March 31, 2015 as compared with the same period in 2014, primarily due to improved underwriting results.
The combined ratio improved 8.0 points for the three months ended March 31, 2015 as compared with the same period in 2014. The loss ratio improved 10.2 points, primarily due to an improved current accident year loss ratio. Catastrophe losses were $19 million, or 2.8 points of the loss ratio for the three months ended March 31, 2015, as compared to $60 million, or 8.4 points of the loss ratio for the three months ended March 31, 2014. The expense ratio increased 2.1 points for the three months ended March 31, 2015 as compared with the same period in 2014, primarily due to the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $6 million was recorded for the three months ended March 31, 2015. No net prior year development was recorded for three months ended March 31, 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	March 31, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$5,277	$5,298
Gross IBNR Reserves	4,164	4,216
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$9,441	$9,514
Net Case Reserves	$4,896	$4,947
Net IBNR Reserves	3,895	3,906
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,791	$8,853

International
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios)	2015	2014
Net written premiums	$212	$247
Net earned premiums	191	241
Net investment income	14	15
Net operating income	9	16
Net realized investment gains, after tax	1	—
Net income	10	16
Ratios
Loss and loss adjustment expense	60.7%	54.2%
Expense	37.6	39.3
Dividend	—	—
Combined	98.3%	93.5%
Net written premiums for International decreased $35 million for the three months ended March 31, 2015 as compared with the same period in 2014. The decrease was primarily driven by the unfavorable effect of foreign currency exchange rates, unfavorable premium development at Hardy and the 2014 termination of a specialty product managing general underwriter relationship in Canada. Net earned premiums decreased $50 million for the three months ended March 31, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.
Average rate decreased 1% for the three months ended March 31, 2015, as compared with no change for the three months ended March 31, 2014 for the policies that renewed in each period. Retention of 76% and 82% was achieved in each period.
Net operating income decreased $7 million for the three months ended March 31, 2015 as compared with the same period in 2014, primarily due to the lower level of net earned premiums. Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years and resulted in a release of the related allowance for uncollectible reinsurance.
The combined ratio increased 4.8 points for the three months ended March 31, 2015 as compared with the same period in 2014. The loss ratio increased 6.5 points, due to the unfavorable effect of net prior year development and a higher current accident year loss ratio. The prior year period benefited from the favorable impact of commutations. The expense ratio improved 1.7 points for the three months ended March 31, 2015 as compared with the same period in 2014 due to decreased expenses, partially offset by the unfavorable effect of lower net earned premiums.
Unfavorable net prior year development of $12 million and $3 million was recorded for the three months ended March 31, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	March 31, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$700	$752
Gross IBNR Reserves	677	689
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,377	$1,441
Net Case Reserves	$561	$598
Net IBNR Reserves	644	663
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,205	$1,261

Life & Group Non-Core
The following table presents the results of operations.

Three months ended March 31
(In millions)	2015	2014
Net earned premiums	$138	$139
Net investment income	179	171
Net operating loss	(17)	(2)
Net realized investment gains, after tax	3	10
Net income (loss)	(14)	8
Net earned premiums for Life & Group Non-Core were largely consistent for the three months ended March 31, 2015 as compared with the same period in 2014, as the effect of policy lapses was substantially offset by rate increases.
Net results decreased $22 million in the three months ended March 31, 2015 as compared with the same period in 2014, primarily due to an increase in the net operating loss.
Net operating loss increased $15 million in the three months ended March 31, 2015 as compared with the same period in 2014. The increase was driven by unfavorable morbidity in our long term care business.
Corporate & Other Non-Core
The following table presents the results of operations.

Three months ended March 31
(In millions)	2015	2014
Net investment income	$6	$5
Interest expense	39	44
Net operating loss	(22)	(27)
Net realized investment gains, after tax	—	4
Net loss	(22)	(23)
Results in 2015 included lower interest expense due to the maturity of higher coupon debt in the fourth quarter of 2014.
No net prior year development was recorded for the three months ended March 31, 2015 and 2014.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2015	December 31, 2014
Gross Case Reserves	$1,381	$1,189
Gross IBNR Reserves	1,460	1,715
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,841	$2,904
Net Case Reserves	$141	$144
Net IBNR Reserves	168	171
Total Net Carried Claim and Claim Adjustment Expense Reserves	$309	$315

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2015	2014
Fixed maturity securities:
Taxable	$342	$352
Tax-Exempt	101	100
Total fixed maturity securities	443	452
Limited partnership investments	114	73
Other, net of investment expense	1	1
Pretax net investment income	$558	$526
After-tax net investment income	$394	$371

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.9%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%
After-tax net investment income for the three months ended March 31, 2015 increased $23 million as compared with the same period in 2014. The increase was driven by limited partnerships, which returned 3.9% as compared with 2.7% in the prior year period.
Net Realized Investment Gains (Losses)
The components of Net realized investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2015	2014
Fixed maturity securities:
Corporate and other bonds	$13	$14
States, municipalities and political subdivisions	(4)	23
Asset-backed	3	1
Total fixed maturity securities	12	38
Equity securities	—	5
Derivative securities	(1)	—
Short term investments and other	(1)	3
Net realized investment gains (losses)	10	46
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(16)
Net realized investment gains (losses), after tax	$8	$30
Net realized investment gains, after tax, decreased $22 million for the three months ended March 31, 2015 as compared with the same period in 2014, driven by lower net realized investment gains on sales of securities and higher OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 93% of which were rated as investment grade (rated BBB- or higher) as of March 31, 2015 and December 31, 2014. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. As of March 31, 2015 and December 31, 2014, approximately 98% and 99% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table presents the ratings of our fixed maturity portfolio at fair value.

(In millions)	March 31, 2015%		December 31, 2014%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,829	9%	$3,882	10%
AAA rated	2,762	7	2,850	7
AA and A rated	19,732	49	19,998	49
BBB rated	11,277	28	11,093	27
Non-investment grade	3,005	7	2,945	7
Total	$40,605	100%	$40,768	100%
Non-investment grade fixed maturity securities, as presented in the table below, include securities rated below BBB- by bond rating agencies and other unrated securities that, according to our analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The amortized cost of our non-investment grade fixed maturity securities was $2,862 million and $2,828 million as of March 31, 2015 and December 31, 2014. The following table presents the ratings of these securities at fair value.

(In millions)	March 31, 2015%		December 31, 2014%
BB	$1,337	45%	$1,264	43%
B	833	28	847	29
CCC - C	613	20	616	21
D	222	7	218	7
Total	$3,005	100%	$2,945	100%

The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

March 31, 2015	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$42	2%	$2	3%
AAA	230	9	7	10
AA	483	20	8	11
A	433	17	6	9
BBB	724	29	20	28
Non-Investment Grade	558	23	28	39
Total	$2,470	100%	$71	100%
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

March 31, 2015
(In millions)	Estimated Fair Value	%	Gross Unrealized Losses	%
Due in one year or less	$88	3%	$4	6%
Due after one year through five years	515	21	18	25
Due after five years through ten years	1,059	43	26	37
Due after ten years	808	33	23	32
Total	$2,470	100%	$71	100%

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
The effective durations of fixed maturity securities and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2015		December 31, 2014
(In millions)	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,928	10.3	$14,668	10.5
Other interest sensitive investments	27,126	4.1	27,748	4.0
Total	$42,054	6.3	$42,416	6.3
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
Short Term Investments
The carrying values of the components of Short term investments are presented in the following table.

(In millions)	March 31, 2015	December 31, 2014
Short term investments:
Commercial paper	$665	$922
U.S. Treasury securities	529	466
Money market funds	171	206
Other	141	112
Total short term investments	$1,506	$1,706

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For three months ended March 31, 2015, net cash provided by operating activities was $94 million as compared with $168 million for the same period in 2014. Cash provided by operating activities reflected decreased receipts relating to returns on limited partnerships, partially offset by lower net claim payments. Additionally, cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $526 million for the three months ended March 31, 2015, as compared with net cash used of $354 million for the same period in 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments. For the three months ended March 31, 2015, net cash used by financing activities was $603 million as compared with net cash provided of $210 million for the same period in 2014. Cash used by financing activities reflected an increased special stockholder dividend as compared to the same period in 2014. Additionally, in the first quarter of 2014, we issued $550 million of senior notes.
Common Stock Dividends
A quarterly dividend of $0.25 per share and a special dividend of $2.00 per share of our common stock were declared and paid in the first quarter of 2015. On May 1, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share, payable June 3, 2015 to stockholders of record on May 18, 2015. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago.
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by Illinois Department of Insurance (the Department), are determined based on statutory net income and surplus as well as timing of dividends paid in the preceding twelve months. Ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. During the first quarter of 2015, CCC paid a dividend of $600 million to its parent. As of March 31, 2015, CCC is able to pay approximately $216 million of dividends that would not be subject to the prior approval of the Department.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates,” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for A&EP and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
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

Regulatory Factors

•
regulatory initiatives and compliance with governmental regulations, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;

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

•
man-made disasters, including the possible occurrence of terrorist attacks, the unpredictability of the nature, targets, severity or frequency of such events and the effect of the absence or insufficiency of applicable terrorism legislation on coverages; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2015. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2015, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2015.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 5, 2015	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE