Form 10-Q
period 2015-06-30
CNA FINANCIAL CORP
filed 2015-08-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, Par value $2.50	270,260,295

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2015	2014	2015	2014
Revenues
Net earned premiums	$1,735	$1,811	$3,422	$3,617
Net investment income	500	550	1,058	1,076
Net realized investment gains (losses):
Other-than-temporary impairment losses	(31)	(5)	(43)	(7)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	—	—	—
Net other-than-temporary impairment losses recognized in earnings	(31)	(5)	(43)	(7)
Other net realized investment gains (losses)	31	(9)	53	39
Net realized investment gains (losses)	—	(14)	10	32
Other revenues	92	93	189	178
Total revenues	2,327	2,440	4,679	4,903
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,469	1,441	2,808	2,887
Amortization of deferred acquisition costs	314	335	617	664
Other operating expenses	341	254	699	600
Interest	39	46	78	90
Total claims, benefits and expenses	2,163	2,076	4,202	4,241
Income from continuing operations before income tax	164	364	477	662
Income tax expense	(26)	(103)	(106)	(181)
Income from continuing operations	138	261	371	481
Income (loss) from discontinued operations, net of income tax (expense) benefit of $-, $(1), $- and $37	—	6	—	(201)
Net income	$138	$267	$371	$280

Basic Earnings Per Share
Income from continuing operations	$0.51	$0.97	$1.37	$1.78
Income (loss) from discontinued operations	—	0.02	—	(0.74)
Basic earnings per share	$0.51	$0.99	$1.37	$1.04

Diluted Earnings Per Share
Income from continuing operations	$0.51	$0.97	$1.37	$1.78
Income (loss) from discontinued operations	—	0.01	—	(0.75)
Diluted earnings per share	$0.51	$0.98	$1.37	$1.03

Dividends per share	$0.25	$0.25	$2.50	$1.50

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.3	269.9	270.2	269.9
Diluted	270.7	270.6	270.7	270.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$(4)	$2	$(5)	$14
Net unrealized gains on other investments	(365)	270	(253)	507
Net unrealized gains on investments	(369)	272	(258)	521
Net unrealized gains on discontinued operations	—	7	—	15
Foreign currency translation adjustment	49	42	(47)	34
Pension and postretirement benefits	42	(51)	48	(50)
Other comprehensive income (loss), net of tax	(278)	270	(257)	520
Net income	138	267	371	280
Total comprehensive income (loss)	$(140)	$537	$114	$800

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,199 and $37,335)	$39,849	$40,768
Equity securities at fair value (cost of $208 and $210)	216	222
Limited partnership investments	2,930	2,937
Other invested assets	43	41
Mortgage loans	622	588
Short term investments	1,672	1,706
Total investments	45,332	46,262
Cash	145	190
Reinsurance receivables (less allowance for uncollectible receivables of $48 and $48)	4,654	4,694
Insurance receivables (less allowance for uncollectible receivables of $58 and $61)	2,187	1,936
Accrued investment income	397	405
Deferred acquisition costs	621	600
Deferred income taxes	255	191
Property and equipment at cost (less accumulated depreciation of $376 and $364)	317	295
Goodwill	153	152
Other assets	961	841
Total assets	$55,022	$55,566
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,193	$23,271
Unearned premiums	3,815	3,592
Future policy benefits	9,360	9,490
Policyholders' funds	—	27
Long term debt	2,560	2,559
Other liabilities (includes $72 and $153 due to Loews Corporation)	3,860	3,833
Total liabilities	42,788	42,772
Commitments and contingencies (Notes C, F and H)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,259,928 and 269,980,202 shares outstanding)	683	683
Additional paid-in capital	2,146	2,151
Retained earnings	9,340	9,645
Accumulated other comprehensive income	143	400
Treasury stock (2,780,315 and 3,060,041 shares), at cost	(78)	(84)
Notes receivable for the issuance of common stock	—	(1)
Total stockholders’ equity	12,234	12,794
Total liabilities and stockholders' equity	$55,022	$55,566

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2015	2014
Cash Flows from Operating Activities
Net income	$371	$280
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss on sale of subsidiary	—	255
Deferred income tax expense	32	48
Trading portfolio activity	1	17
Net realized investment gains	(10)	(34)
Equity method investees	(48)	75
Net amortization of investments	(13)	—
Depreciation and amortization	39	42
Changes in:
Receivables, net	(211)	6
Accrued investment income	8	(3)
Deferred acquisition costs	(8)	(10)
Insurance reserves	451	234
Other assets	(60)	(50)
Other liabilities	(94)	(201)
Other, net	82	(72)
Total adjustments	169	307
Net cash flows provided by operating activities	540	587
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,859	2,919
Fixed maturity securities - maturities, calls and redemptions	2,304	1,954
Equity securities	33	14
Limited partnerships	85	118
Mortgage loans	19	33
Purchases:
Fixed maturity securities	(5,029)	(4,921)
Equity securities	(30)	(11)
Limited partnerships	(78)	(109)
Mortgage loans	(60)	(43)
Change in other investments	8	10
Change in short term investments	33	(678)
Purchases of property and equipment	(57)	(27)
Other, net	—	7
Net cash flows provided (used) by investing activities	$87	$(734)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Six months ended June 30
(In millions)	2015	2014
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(676)	$(406)
Proceeds from the issuance of debt	—	546
Other, net	6	23
Net cash flows provided (used) by financing activities	(670)	163
Effect of foreign exchange rate changes on cash	(2)	2
Transfer of cash to assets held for sale	—	(9)
Net change in cash	(45)	9
Cash, beginning of year	190	195
Cash, end of period	$145	$204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Six months ended June 30
(In millions)	2015	2014
Common Stock
Balance, beginning of year	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,151	2,145
Stock-based compensation	(5)	1
Balance, end of period	2,146	2,146
Retained Earnings
Balance, beginning of year	9,645	9,495
Dividends paid to common stockholders	(676)	(406)
Net income	371	280
Balance, end of period	9,340	9,369
Accumulated Other Comprehensive Income
Balance, beginning of year	400	442
Other comprehensive income (loss)	(257)	520
Balance, end of period	143	962
Treasury Stock
Balance, beginning of year	(84)	(91)
Stock-based compensation	6	6
Balance, end of period	(78)	(85)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	(1)	(23)
Decrease in notes receivable for common stock	1	22
Balance, end of period	—	(1)
Total Stockholders' Equity	$12,234	$13,074

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements (Unaudited) include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2015.
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
The interim financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Recently Issued Accounting Standards Update - Disclosures about Short-Duration Contracts
In May of 2015, the Financial Accounting Standards Board issued updated accounting guidance requiring enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

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
For the three and six months ended June 30, 2015, approximately 423 thousand and 543 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 238 thousand and 208 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three and six months ended June 30, 2014, approximately 622 thousand and 644 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 180 thousand and 110 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Fixed maturity securities	$452	$451	$895	$903
Short term investments	—	—	2	1
Limited partnership investments	48	97	162	170
Equity securities	3	3	6	5
Mortgage loans	9	9	17	15
Trading portfolio	3	3	5	6
Other	—	1	—	3
Gross investment income	515	564	1,087	1,103
Investment expense	(15)	(14)	(29)	(27)
Net investment income	$500	$550	$1,058	$1,076
Net realized investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$36	$20	$69	$73
Gross realized losses	(48)	(39)	(69)	(54)
Net realized investment gains (losses) on fixed maturity securities	(12)	(19)	—	19
Equity securities:
Gross realized gains	—	—	1	5
Gross realized losses	(1)	—	(2)	—
Net realized investment gains (losses) on equity securities	(1)	—	(1)	5
Derivative financial instruments	11	1	10	1
Short term investments and other	2	4	1	7
Net realized investment gains (losses)	$—	$(14)	$10	$32
The components of Net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Fixed maturity securities available-for-sale:
Corporate and other bonds	$11	$2	$16	$3
States, municipalities and political subdivisions	13	—	18	—
Asset-backed:
Residential mortgage-backed	5	1	6	2
Other asset-backed	1	1	1	1
Total asset-backed	6	2	7	3
Total fixed maturity securities available-for-sale	30	4	41	6
Equity securities available-for-sale -- Common stock	—	1	1	1
Short term investments	1	—	1	—
Net OTTI losses recognized in earnings	$31	$5	$43	$7

The following tables present a summary of fixed maturity and equity securities.

June 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$16,863	$1,337	$88	$18,112	$—
States, municipalities and political subdivisions	11,707	1,186	40	12,853	—
Asset-backed:
Residential mortgage-backed	4,940	175	15	5,100	(46)
Commercial mortgage-backed	2,186	77	12	2,251	(2)
Other asset-backed	1,044	12	1	1,055	—
Total asset-backed	8,170	264	28	8,406	(48)
U.S. Treasury and obligations of government-sponsored enterprises	24	5	—	29	—
Foreign government	387	13	1	399	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,184	2,807	157	39,834	$(48)
Total fixed maturity securities trading	15			15
Equity securities available-for-sale:
Common stock	54	8	2	60
Preferred stock	154	4	2	156
Total equity securities available-for-sale	208	12	4	216
Total	$37,407	$2,819	$161	$40,065

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,721	$61	$18,870	$—
States, municipalities and political subdivisions	11,285	1,463	8	12,740	—
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235	—
Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5	—	31	—
Foreign government	438	16	—	454	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,316	3,530	97	40,749	$(55)
Total fixed maturity securities trading	19			19
Equity securities available-for-sale:
Common stock	38	9	—	47
Preferred stock	172	5	2	175
Total equity securities available-for-sale	210	14	2	222
Total	$37,545	$3,544	$99	$40,990

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. As of June 30, 2015 and December 31, 2014, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $1,022 million and $1,288 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,201	$73	$152	$15	$3,353	$88
States, municipalities and political subdivisions	1,523	34	143	6	1,666	40
Asset-backed:
Residential mortgage-backed	451	6	167	9	618	15
Commercial mortgage-backed	557	9	61	3	618	12
Other asset-backed	135	1	18	—	153	1
Total asset-backed	1,143	16	246	12	1,389	28
U.S. Treasury and obligations of government-sponsored enterprises	3	—	—	—	3	—
Foreign government	20	1	1	—	21	1
Total fixed maturity securities available-for-sale	5,890	124	542	33	6,432	157
Equity securities available-for-sale:
Common Stock	21	2	—	—	21	2
Preferred stock	17	2	—	—	17	2
Total	$5,928	$128	$542	$33	$6,470	$161

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7	—	614	10
Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3	—	4	—	7	—
Foreign government	3	—	3	—	6	—
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	2,838	68	706	29	3,544	97
Equity securities available-for-sale:
Preferred stock	17	2	1	—	18	2
Total	$2,855	$70	$707	$29	$3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2015 table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2015.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Beginning balance of credit losses on fixed maturity securities	$61	$69	$62	$74
Reductions for securities sold during the period	(2)	(3)	(3)	(5)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	—	(3)
Ending balance of credit losses on fixed maturity securities	$59	$66	$59	$66
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2015		December 31, 2014
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,539	$1,559	$2,479	$2,511
Due after one year through five years	7,507	7,956	9,054	9,605
Due after five years through ten years	14,099	14,549	12,055	12,584
Due after ten years	14,039	15,770	13,728	16,049
Total	$37,184	$39,834	$37,316	$40,749
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

Derivative Financial Instruments
The following tables present the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments.

June 30, 2015	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Equity warrants	$5	$—	$—
Embedded derivative on funds withheld liability	183	—	(6)
Total		$—	$(6)

December 31, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Currency forwards	$9	$—	$—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	184	—	3
Total		$—	$3
Derivative financial instruments are presented gross in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of June 30, 2015 and December 31, 2014. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of June 30, 2015, the Company had committed approximately $295 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of June 30, 2015, the Company had a mortgage loan commitment of $6 million representing a signed loan application received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of June 30, 2015, the Company had commitments to purchase or fund additional amounts of $134 million and sell $79 million under the terms of such securities.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, the Company seeks to price securities using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs the Company believes market participants would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted by the Company.
The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures include i) the review of pricing service or broker pricing methodologies, ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria, iv) deep dives, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities and v) pricing validation, where prices received are compared to prices independently estimated by the Company.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

June 30, 2015				Total Assets/ Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$28	$17,958	$141	$18,127
States, municipalities and political subdivisions	—	12,768	85	12,853
Asset-backed:
Residential mortgage-backed	—	4,893	207	5,100
Commercial mortgage-backed	—	2,164	87	2,251
Other asset-backed	—	565	490	1,055
Total asset-backed	—	7,622	784	8,406
U.S. Treasury and obligations of government-sponsored enterprises	28	1	—	29
Foreign government	32	367	—	399
Redeemable preferred stock	24	11	—	35
Total fixed maturity securities	112	38,727	1,010	39,849
Equity securities	139	61	16	216
Other invested assets	—	43	—	43
Short term investments	692	900	—	1,592
Life settlement contracts, included in Other assets	—	—	75	75
Total assets	$943	$39,731	$1,101	$41,775
Liabilities
Other liabilities	$—	$(6)	$—	$(6)
Total liabilities	$—	$(6)	$—	$(6)

December 31, 2014				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$32	$18,695	$162	$18,889
States, municipalities and political subdivisions	—	12,646	94	12,740
Asset-backed:
Residential mortgage-backed	—	5,044	189	5,233
Commercial mortgage-backed	—	2,061	83	2,144
Other asset-backed	—	580	655	1,235
Total asset-backed	—	7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3	—	31
Foreign government	41	413	—	454
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	131	39,454	1,183	40,768
Equity securities	145	61	16	222
Other invested assets	—	41	—	41
Short term investments	681	963	—	1,644
Life settlement contracts, included in Other assets	—	—	82	82
Total assets	$957	$40,519	$1,281	$42,757
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of April 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2015 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$186	$(2)	$(1)	$—	$—	$(7)	$—	$(35)	$141	$(3)
States, municipalities and political subdivisions	86	—	—	—	—	(1)	—	—	85	—
Asset-backed:
Residential mortgage-backed	232	1	(2)	—	—	(11)	—	(13)	207	—
Commercial mortgage-backed	64	1	(1)	9	—	(1)	17	(2)	87	—
Other asset-backed	553	2	1	47	(90)	(17)	—	(6)	490	—
Total asset-backed	849	4	(2)	56	(90)	(29)	17	(21)	784	—
Total fixed maturity securities	1,121	2	(3)	56	(90)	(37)	17	(56)	1,010	(3)
Equity securities	13	—	3	—	—	—	—	—	16	—
Life settlement contracts	79	4	—	—	—	(8)	—	—	75	(2)
Total	$1,213	$6	$—	$56	$(90)	$(45)	$17	$(56)	$1,101	$(5)

Level 3 (In millions)	Balance as of April 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2014 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$189	$1	$—	$21	$(6)	$(5)	$5	$(11)	$194	$—
States, municipalities and political subdivisions	86	1	1	1	(10)	—	—	—	79	—
Asset-backed:
Residential mortgage-backed	359	(24)	47	22	(174)	(19)	—	(26)	185	—
Commercial mortgage-backed	126	1	1	—	(60)	(1)	12	(20)	59	—
Other asset-backed	439	—	4	229	(28)	(18)	—	—	626	(1)
Total asset-backed	924	(23)	52	251	(262)	(38)	12	(46)	870	(1)
Total fixed maturity securities	1,199	(21)	53	273	(278)	(43)	17	(57)	1,143	(1)
Equity securities	2	—	—	—	—	—	—	—	2	—
Life settlement contracts	87	12	—	—	—	(13)	—	—	86	1
Total	$1,288	$(9)	$53	$273	$(278)	$(56)	$17	$(57)	$1,231	$—

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2015 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$12	$(12)	$(21)	$37	$(35)	$141	$(3)
States, municipalities and political subdivisions	94	1	—	—	—	(10)	—	—	85	—
Asset-backed:
Residential mortgage-backed	189	2	(2)	72	—	(21)	—	(33)	207	—
Commercial mortgage-backed	83	2	—	15	—	(2)	17	(28)	87	—
Other asset-backed	655	3	10	82	(234)	(20)	—	(6)	490	—
Total asset-backed	927	7	8	169	(234)	(43)	17	(67)	784	—
Total fixed maturity securities	1,183	7	7	181	(246)	(74)	54	(102)	1,010	(3)
Equity securities	16	—	—	—	—	—	—	—	16	—
Life settlement contracts	82	17	—	—	—	(24)	—	—	75	(1)
Total	$1,281	$24	$7	$181	$(246)	$(98)	$54	$(102)	$1,101	$(4)

Level 3 (In millions)	Balance as of January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2014 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$204	$2	$1	$26	$(10)	$(10)	$8	$(27)	$194	$—
States, municipalities and political subdivisions	71	1	2	1	(10)	—	14	—	79	—
Asset-backed:
Residential mortgage-backed	331	(23)	62	47	(174)	(40)	21	(39)	185	—
Commercial mortgage-backed	151	2	—	—	(60)	(2)	12	(44)	59	—
Other asset-backed	446	1	4	377	(111)	(90)	—	(1)	626	(1)
Total asset-backed	928	(20)	66	424	(345)	(132)	33	(84)	870	(1)
Total fixed maturity securities	1,203	(17)	69	451	(365)	(142)	55	(111)	1,143	(1)
Equity securities	11	3	(4)	—	(8)	—	—	—	2	—
Life settlement contracts	88	22	—	—	—	(24)	—	—	86	2
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$8	$65	$451	$(373)	$(166)	$55	$(112)	$1,231	$1

Net realized and unrealized gains and losses, including those shown above, are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and six months ended June 30, 2015 there were no transfers between Level 1 and Level 2. During the three months ended June 30, 2014 there were $1 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the six months ended June 30, 2014, there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Level 1 securities include exchange traded bonds, highly liquid U.S. and foreign government bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology, or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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

Derivative Financial Investments
Level 2 securities primarily include the embedded derivative on funds withheld liability and currency forwards. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities valued with observable inputs. Currency forwards are valued using observable market forward rates.
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

June 30, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$97	Discounted cash flow	Credit spread	2% - 13% (3%)
Life settlement contracts	75	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (165%)

December 31, 2014	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% - 13% (3%)
Equity securities	16	Market approach	Private offering price	$12 - $4,391 per share ($600)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (163%)
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

June 30, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$622	$—	$—	$640	$640
Liabilities
Long term debt	$2,560	$—	$2,843	$—	$2,843

December 31, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	588	—	—	608	608
Liabilities
Long term debt	$2,559	$—	$2,883	$—	$2,883
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
Catastrophes are an inherent risk of the property and casualty insurance business and can contribute to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $60 million and $89 million for the three and six months ended June 30, 2015. Catastrophe losses in 2015 related primarily to U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $56 million and $130 million for the three and six months ended June 30, 2014.

Net Prior Year Development
The following tables and discussion present net prior year development recorded for Specialty, Commercial, International and Corporate & Other Non-Core segments.

Three months ended June 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$16	$(8)	$—	$(5)
Pretax (favorable) unfavorable premium development	(2)	(11)	(2)	—	(15)
Total pretax (favorable) unfavorable net prior year development	$(15)	$5	$(10)	$—	$(20)

Three months ended June 30, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(41)	$90	$(25)	$—	$24
Pretax (favorable) unfavorable premium development	(2)	(6)	6	—	(2)
Total pretax (favorable) unfavorable net prior year development	$(43)	$84	$(19)	$—	$22

Six months ended June 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$11	$(12)	$—	$(12)
Pretax (favorable) unfavorable premium development	(8)	(12)	14	—	(6)
Total pretax (favorable) unfavorable net prior year development	$(19)	$(1)	$2	$—	$(18)

Six months ended June 30, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(44)	$108	$(15)	$—	$49
Pretax (favorable) unfavorable premium development	(8)	(24)	(1)	—	(33)
Total pretax (favorable) unfavorable net prior year development	$(52)	$84	$(16)	$—	$16

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(6)	$1	$8	$1
Other Professional Liability and Management Liability	(1)	(44)	(4)	(50)
Surety	—	—	1	1
Warranty	1	—	1	—
Other	(7)	2	(17)	4
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$(41)	$(11)	$(44)
Three Months
2015
Overall, favorable development in medical professional liability was primarily due to lower than expected severity for individual healthcare professionals and allied facilities in accident years 2009 through 2012. Unfavorable development was recorded related to increased claim frequency in the aging services business in accident years 2009 and 2010.
Favorable development of $38 million was recorded in other professional liability and management liability related to lower than expected severity for professional services primarily in accident years 2010 and prior. Unfavorable development of $37 million was recorded primarily related to increased claim frequency on public company management liability in accident years 2012 through 2014.
Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2014.
2014
Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was lower than expected severity in accident years 2008 through 2011.

Six Months
2015
Overall, unfavorable development for medical professional liability was primarily related to increased claim frequency in the aging services business for accident years 2009 through 2014, partially offset by lower than expected severity in accident years 2010 and prior. Additional favorable development was due to lower than expected severity for individual healthcare professionals and allied facilities in accident years 2009 through 2012.
Favorable development of $41 million was recorded in other professional liability and management liability primarily related to lower than expected severity in accident years 2010 and prior for professional services. Unfavorable development of $37 million was recorded primarily related to increased claim frequency on public company management liability in accident years 2012 through 2014.
Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2014.
2014
Favorable development for other professional liability and management liability was primarily related to favorable outcomes on individual large claims in accident years 2009 and prior, which contributed to a lower estimate of ultimate severity. Additionally, there was lower than expected severity in accident years 2008 through 2011.

Commercial
The following table presents further detail of the development recorded for the Commercial segment. The majority of the 2014 unfavorable development relates to business classes which the Company has exited, but also includes Small Business where the Company has taken underwriting actions in an effort to improve profitability.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$7	$19	$7	$39
General Liability	1	32	5	32
Workers' Compensation	24	39	23	50
Property and Other	(16)	—	(24)	(13)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$16	$90	$11	$108
Three Months
2015
In the aggregate, the unfavorable loss development of $16 million was driven by an extra contractual obligation loss and losses associated with premium development. The reserve development discussed below was largely offsetting.
Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2008 through 2013.
Favorable development for property and other was primarily due to better than expected loss emergence from 2012 catastrophe events and better than expected claim frequency of large claims in accident year 2014.
2014
Unfavorable development for commercial auto was primarily related to increased claim frequency of large losses in accident years 2010 through 2013.
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

Six Months
2015
In addition to the favorable property development noted in the three month discussion, there was additional favorable development for property related to better than expected loss emergence from 2014 catastrophe events.
2014
Unfavorable development for commercial auto was primarily related to increased claim frequency of large losses in accident years 2010 through 2013. Additionally, unfavorable development was recorded for increased claim frequency in accident years 2012 and 2013 and higher than expected severity in accident years 2010 and 2011.
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
Overall, favorable development for property and other coverages in accident years 2011 and prior primarily related to fewer claims than expected and favorable individual claim settlements. Additionally, there was favorable development due to better than expected loss emergence in catastrophe losses in accident year 2013. Unfavorable development was recorded in accident year 2012 primarily related to higher than expected loss emergence in catastrophe losses.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$—	$—	$—	$1
Other Professional Liability	(5)	(14)	(5)	(15)
Liability	(2)	(4)	(7)	(6)
Property & Marine	(8)	(7)	(14)	1
Other	7	—	14	(6)
Commutations	—	—	—	10
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(8)	$(25)	$(12)	$(15)
Three Months
2015
Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.
Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.
2014
Favorable development for other professional liability was primarily related to lower than expected severity in accident years 2011 and prior.
Six Months
2015
Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.
Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.
2014
Favorable development for other professional liability was primarily related to lower than expected severity in accident years 2011 and prior.
Reinsurance commutations in the first quarter of 2014 reduced ceded losses from prior years. Overall the commutations increased net operating income because of the release of the related allowance for uncollectible reinsurance.

Asbestos and Environmental Pollution (A&EP) Reserves
In 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO (Loss Portfolio Transfer or LPT). At the transaction effective date, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
Through December 31, 2013, the Company recorded $0.9 billion of additional amounts ceded under LPT. As a result, the cumulative amounts ceded under the Loss Portfolio Transfer exceeded the $2.2 billion consideration paid, resulting in a deferred retroactive reinsurance gain. This deferred gain is recognized in earnings in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. In a period in which the estimate of ceded losses is changed, the required change to the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception of the LPT.
The following table displays the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Net A&EP adverse development before consideration of LPT	$150	$—	$150	$—
Provision for uncollectible third-party reinsurance on A&EP	—	—	—	—
Additional amounts ceded under LPT	150	—	150	—
Retroactive reinsurance benefit recognized	(66)	(1)	(71)	(5)
Pretax impact of unrecognized deferred retroactive reinsurance benefit	$84	$(1)	$79	$(5)

The fourth quarter of 2014 A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015. Unfavorable development was due to a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. The effect of the unrecognized deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Condensed Consolidated Statement of Operations.
As of June 30, 2015 and December 31, 2014, the cumulative amounts ceded under the LPT were $2.6 billion and $2.5 billion. The unrecognized deferred retroactive reinsurance benefit was $255 million and $176 million as of June 30, 2015 and December 31, 2014.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.1 billion and $3.4 billion as of June 30, 2015 and December 31, 2014. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Pension cost (benefit)
Service cost	$2	$1	$4	$4
Interest cost on projected benefit obligation	28	33	56	66
Expected return on plan assets	(44)	(48)	(87)	(96)
Amortization of net actuarial loss	10	7	19	13
Net periodic pension cost (benefit)	$(4)	$(7)	$(8)	$(13)

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$—	$1	$—	$1
Amortization of prior service credit	(1)	(5)	(1)	(9)
Amortization of net actuarial loss	1	—	1	—
Curtailment gain	—	(86)	—	(86)
Net periodic postretirement cost (benefit)	$—	$(90)	$—	$(94)
In the second quarter of 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan (Plan) effective June 30, 2015.  Employees who were continuing to accrue under this Plan up until that date are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015, in accordance with the terms of the Plan. Starting with the first pay period after July 1, 2015, affected employees began receiving enhanced employer contributions in the CNA Savings and Capital Accumulation Plan similar to employees who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 are not affected by this curtailment. This curtailment resulted in a $55 million decrease in the plan benefit obligation liability and a reduction of the unrecognized actuarial losses included in AOCI. In connection with the curtailment, the Company remeasured the plan benefit obligation which resulted in an increase in the discount rate used to determine the benefit obligation from 3.85% to 4.00%.
In the second quarter of 2014, the Company eliminated certain postretirement medical benefits associated with the CNA Health and Group Benefits Program. This change was a negative plan amendment that resulted in an $86 million curtailment gain which was included in Other operating expenses within the Corporate & Other Non-Core segment. In connection with the plan amendment, the Company remeasured the plan benefit obligation which resulted in a decrease in the discount rate used to determine the benefit obligation from 3.60% to 3.10%.

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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, as of June 30, 2015, the maximum potential future lease payments and other related costs that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $37 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
As of June 30, 2015 and December 31, 2014, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation.  Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of June 30, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $260 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2015, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
In the normal course of business, the Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments the Company could be required to pay under these guarantees was approximately $2.0 billion as of June 30, 2015. The Company does not believe a payable is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The following tables present the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2015	$35	$1,054	$(627)	$(41)	$421
Other comprehensive income (loss) before reclassifications	(4)	(372)	36	49	(291)
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $5, $4, $- and $9	—	(7)	(6)	—	(13)
Other comprehensive income (loss) after tax (expense) benefit of $2, $181, $(23), $- and $160	(4)	(365)	42	49	(278)
Balance as of June 30, 2015	$31	$689	$(585)	$8	$143

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2014	$33	$912	$30	$(425)	$142	$692
Other comprehensive income (loss) before reclassifications	2	257	7	—	42	308
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $6, $-, $(28), $- and $(22)	—	(13)	—	51	—	38
Other comprehensive income (loss) after tax (expense) benefit of $(1), $(146), $(5), $28, $- and $(124)	2	270	7	(51)	42	270
Balance as of June 30, 2014	$35	$1,182	$37	$(476)	$184	$962

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2015	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(5)	(251)	36	(47)	(267)
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $5, $7, $- and $12	—	2	(12)	—	(10)
Other comprehensive income (loss) after tax (expense) benefit of $2, $119, $(26), $- and $95	(5)	(253)	48	(47)	(257)
Balance as of June 30, 2015	$31	$689	$(585)	$8	$143

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2014	$26	$692	$—	$(426)	$150	$442
Transfer to net assets held for sale	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	14	521	15	—	34	584
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $(8), $-, $(27), $- and $(35)	—	14	—	50	—	64
Other comprehensive income (loss) after tax (expense) benefit of $(7), $(273), $(10), $27, $- and $(263)	14	507	15	(50)	34	520
Balance as of June 30, 2014	$35	$1,182	$37	$(476)	$184	$962
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

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
Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains (losses) because net realized investment gains (losses) are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance and are therefore not considered an indication of trends in insurance operations.

The Company's results of continuing operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$689	$703	$207	$137	$—	$(1)	$1,735
Net investment income	134	169	13	179	5	—	500
Other revenues	81	9	(1)	—	3	—	92
Total operating revenues	904	881	219	316	8	(1)	2,327
Claims, Benefits and Expenses
Net incurred claims and benefits	416	507	114	344	85	—	1,466
Policyholders’ dividends	1	2	—	—	—	—	3
Amortization of deferred acquisition costs	146	117	45	6	—	—	314
Other insurance related expenses	66	130	31	34	(1)	(1)	259
Other expenses	69	5	(5)	5	47	—	121
Total claims, benefits and expenses	698	761	185	389	131	(1)	2,163
Operating income (loss) before income tax	206	120	34	(73)	(123)	—	164
Income tax (expense) benefit on operating income (loss)	(69)	(42)	(12)	49	42	—	(32)
Net operating income (loss)	137	78	22	(24)	(81)	—	132
Net realized investment gains (losses)	—	2	1	(5)	2	—	—
Income tax (expense) benefit on net realized investment gains (losses)	—	2	(1)	6	(1)	—	6
Net realized investment gains (losses), after tax	—	4	—	1	1	—	6
Net income (loss) from continuing operations	$137	$82	$22	$(23)	$(80)	$—	$138

Three months ended June 30, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$709	$732	$231	$139	$—	$—	$1,811
Net investment income	153	201	16	173	7	—	550
Other revenues	74	8	—	8	5	(2)	93
Total operating revenues	936	941	247	320	12	(2)	2,454
Claims, Benefits and Expenses
Net incurred claims and benefits	404	610	118	304	1	—	1,437
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	148	126	54	7	—	—	335
Other insurance related expenses	67	125	36	31	—	—	259
Other expenses	65	7	5	(3)	(31)	(2)	41
Total claims, benefits and expenses	685	871	213	339	(30)	(2)	2,076
Operating income (loss) before income tax	251	70	34	(19)	42	—	378
Income tax (expense) benefit on operating income (loss)	(84)	(21)	(14)	28	(15)	—	(106)
Net operating income (loss)	167	49	20	9	27	—	272
Net realized investment gains (losses)	(5)	(5)	(3)	(4)	3	—	(14)
Income tax (expense) benefit on net realized investment gains (losses)	1	(2)	4	1	(1)	—	3
Net realized investment gains (losses), after tax	(4)	(7)	1	(3)	2	—	(11)
Net income (loss) from continuing operations	$163	$42	$21	$6	$29	$—	$261

Six months ended June 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,369	$1,381	$398	$275	$—	$(1)	$3,422
Net investment income	289	373	27	358	11	—	1,058
Other revenues	159	18	(1)	9	5	(1)	189
Total operating revenues	1,817	1,772	424	642	16	(2)	4,669
Claims, Benefits and Expenses
Net incurred claims and benefits	845	961	230	684	81	—	2,801
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	290	234	80	13	—	—	617
Other insurance related expenses	135	257	68	69	(1)	(1)	527
Other expenses	136	13	—	9	93	(1)	250
Total claims, benefits and expenses	1,408	1,470	378	775	173	(2)	4,202
Operating income (loss) before income tax	409	302	46	(133)	(157)	—	467
Income tax (expense) benefit on operating income (loss)	(137)	(104)	(15)	92	54	—	(110)
Net operating income (loss)	272	198	31	(41)	(103)	—	357
Net realized investment gains (losses)	4	6	2	(4)	2	—	10
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(1)	(1)	8	(1)	—	4
Net realized investment gains (losses), after tax	3	5	1	4	1	—	14
Net income (loss) from continuing operations	$275	$203	$32	$(37)	$(102)	$—	$371

June 30, 2015
(In millions)
Reinsurance receivables	$697	$660	$192	$534	$2,619	$—	$4,702
Insurance receivables	862	1,068	302	10	3	—	2,245
Deferred acquisition costs	306	224	91	—	—	—	621
Goodwill	117	—	36	—	—	—	153
Insurance reserves
Claim and claim adjustment expenses	6,365	9,391	1,401	3,248	2,788	—	23,193
Unearned premiums	1,794	1,384	506	132	—	(1)	3,815
Future policy benefits	—	—	—	9,360	—	—	9,360

Six months ended June 30, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,401	$1,467	$472	$278	$—	$(1)	$3,617
Net investment income	297	392	31	344	12	—	1,076
Other revenues	142	18	—	13	7	(2)	178
Total operating revenues	1,840	1,877	503	635	19	(3)	4,871
Claims, Benefits and Expenses
Net incurred claims and benefits	846	1,178	248	610	(2)	—	2,880
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	291	249	109	15	—	—	664
Other insurance related expenses	132	251	76	63	—	(1)	521
Other expenses	126	15	12	(2)	20	(2)	169
Total claims, benefits and expenses	1,397	1,698	445	686	18	(3)	4,241
Operating income (loss) before income tax	443	179	58	(51)	1	—	630
Income tax (expense) benefit on operating income (loss)	(147)	(56)	(22)	58	(1)	—	(168)
Net operating income (loss)	296	123	36	7	—	—	462
Net realized investment gains (losses)	6	5	—	12	9	—	32
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(4)	1	(5)	(3)	—	(13)
Net realized investment gains (losses), after tax	4	1	1	7	6	—	19
Net income (loss) from continuing operations	$300	$124	$37	$14	$6	$—	$481

December 31, 2014
(In millions)
Reinsurance receivables	$567	$690	$207	$525	$2,753	$—	$4,742
Insurance receivables	778	954	250	13	2	—	1,997
Deferred acquisition costs	304	213	83	—	—	—	600
Goodwill	117	—	35	—	—	—	152
Insurance reserves
Claim and claim adjustment expenses	6,229	9,514	1,441	3,183	2,904	—	23,271
Unearned premiums	1,763	1,273	431	125	—	—	3,592
Future policy benefits	—	—	—	9,490	—	—	9,490
Policyholders’ funds	9	18	—	—	—	—	27

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of Operating revenues and Net realized investment gains and losses.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Specialty
Management & Professional Liability	$674	$710	$1,371	$1,414
Surety	125	125	245	247
Warranty & Alternative Risks	105	96	205	185
Specialty revenues	904	931	1,821	1,846
Commercial
Middle Market	412	412	821	815
Small Business	158	181	323	365
Other Commercial Insurance	313	343	634	702
Commercial revenues	883	936	1,778	1,882
International
Canada	54	70	109	141
CNA Europe	77	83	154	171
Hardy	89	91	163	191
International revenues	220	244	426	503
Life & Group Non-Core revenues	311	316	638	647
Corporate & Other Non-Core revenues	10	15	18	28
Eliminations	(1)	(2)	(2)	(3)
Total revenues	$2,327	$2,440	$4,679	$4,903

Note K. Discontinued Operations
The results of discontinued operations reflected in the Condensed Consolidated Statements of Operations are presented in the following table.

	Periods ended June 30, 2014
(In millions)	Three Months	Six Months
Revenues
Net investment income	$39	$80
Net realized investment gains	1	2
Total revenues	40	82
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	32	63
Other operating expenses	1	2
Total claims, benefits and expenses	33	65
Income before income tax	7	17
Income tax expense	(1)	(4)
Income from discontinued operations, net of income tax	6	13
Impairment loss on sale, net of income tax benefit of $- and $41	—	(214)
Income (loss) from discontinued operations	$6	$(201)

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
We utilize the net operating income financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. In the evaluation of the results of our core Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Operating Revenues
Net earned premiums	$1,735	$1,811	$3,422	$3,617
Net investment income	500	550	1,058	1,076
Other revenues	92	93	189	178
Total operating revenues	2,327	2,454	4,669	4,871
Claims, Benefits and Expenses
Net incurred claims and benefits	1,466	1,437	2,801	2,880
Policyholders' dividends	3	4	7	7
Amortization of deferred acquisition costs	314	335	617	664
Other insurance related expenses	259	259	527	521
Other expenses	121	41	250	169
Total claims, benefits and expenses	2,163	2,076	4,202	4,241
Operating income before income tax	164	378	467	630
Income tax expense on operating income	(32)	(106)	(110)	(168)
Net operating income	132	272	357	462
Net realized investment gains (losses)	—	(14)	10	32
Income tax (expense) benefit on net realized investment gains (losses)	6	3	4	(13)
Net realized investment gains (losses), after tax	6	(11)	14	19
Income from continuing operations	138	261	371	481
Income (loss) from discontinued operations, net of tax	—	6	—	(201)
Net income	$138	$267	$371	$280
Three Month Comparison
Income from continuing operations decreased $123 million for the three months ended June 30, 2015 as compared with the same period in 2014. The decrease was driven by lower net operating income, partially offset by improved net realized investment results.
Net realized investment results, after tax, improved $17 million for the three months ended June 30, 2015 as compared with the same period in 2014. See the Investments section of this MD&A for further discussion of Net investment income and Net realized investment results.
Net operating income decreased $140 million for the three months ended June 30, 2015 as compared with the same period in 2014. Net operating results for each period were affected by significant items in our Corporate and Other Non-Core segment. Results in 2015 were negatively affected by a $54 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1. Results in 2014 benefited from a $56 million after-tax curtailment gain related to a change in postretirement benefits, as further discussed in Note G to the Condensed Consolidated Financial Statements included under Part 1, Item 1. Excluding the effect of these two significant items, net operating income decreased $30 million for the three months ended June 30, 2015 as compared with the same period in 2014. Improved underwriting results in our core property and casualty segments were more than offset by lower investment income and decreased results in our long term care business. Catastrophe losses were $39 million after tax for the three months ended June 30, 2015 as compared to $37 million after tax for the same period in 2014.

Favorable net prior year development of $20 million was recorded for the three months ended June 30, 2015 as compared with unfavorable net prior year development of $22 million in our core Specialty, Commercial and International segments for the three months ended June 30, 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Income from continuing operations decreased $110 million for the six months ended June 30, 2015 as compared with the same period in 2014. The decrease was primarily due to lower net operating income.
Loss from discontinued operations, net of tax, for the six months ended June 30, 2014 included an impairment loss of $214 million related to the sale of CAC.
Net operating income decreased $105 million for the six months ended June 30, 2015 as compared with the same period in 2014. Excluding the effect of the two significant items discussed in the three month comparison, net operating income increased $5 million. Net operating income increased $46 million for our core segments. The increase was primarily driven by improved underwriting results. Catastrophe losses were $58 million after tax for the six months ended June 30, 2015 as compared to $85 million after tax for the same period in 2014.
Favorable net prior year development of $18 million was recorded for the six months ended June 30, 2015 as compared with unfavorable net prior year development of $16 million for the six months ended June 30, 2014 related to our core Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments.
Specialty
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2015	2014	2015	2014
Net written premiums	$672	$701	$1,370	$1,414
Net earned premiums	689	709	1,369	1,401
Net investment income	134	153	289	297
Net operating income	137	167	272	296
Net realized investment gains (losses), after tax	—	(4)	3	4
Net income	137	163	275	300
Ratios
Loss and loss adjustment expense	60.3%	57.0%	61.7%	60.4%
Expense	30.7	30.3	31.0	30.2
Dividend	0.2	0.2	0.2	0.2
Combined	91.2%	87.5%	92.9%	90.8%
Three Month Comparison
Net written premiums for Specialty for the three months ended June 30, 2015 decreased $29 million from the prior year period, primarily due to lower retention and new business. The decrease in net earned premiums was consistent with the trend in net written premiums.
Average rate increased 1% for the three months ended June 30, 2015, as compared with an increase of 3% for the three months ended June 30, 2014 for the policies that renewed in each period. Retention of 85% and 87% was achieved in each period.
Net income decreased $26 million for the three months ended June 30, 2015 as compared with the same period in 2014, due to lower net operating income.
Net operating income decreased $30 million for the three months ended June 30, 2015 as compared with the same period in 2014, driven by less favorable net prior year development and lower net investment income.
The combined ratio increased 3.7 points for the three months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 3.3 points due to less favorable net prior year development, which more than offset an improved current accident year loss ratio. Catastrophe losses were $5 million, or 0.7 points of the loss ratio for the three months ended June 30, 2015, as compared to $5 million, or 0.6 points of the loss ratio for the three months ended June 30, 2014. The expense ratio increased 0.4 points for the three months ended June 30, 2015, as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $15 million and $43 million was recorded for the three months ended June 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Specialty for the six months ended June 30, 2015 decreased $44 million from the prior year period, primarily due to lower retention and new business. The decrease in net earned premiums was consistent with the trend in net written premiums.
Average rate increased 1% for the six months ended June 30, 2015, as compared with an increase of 3% for the six months ended June 30, 2014 for the policies that renewed in each period. Retention of 86% and 87% was achieved in each period.
Net income decreased $25 million for the six months ended June 30, 2015 as compared with the same period in 2014, due to lower net operating income.
Net operating income decreased $24 million for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to less favorable net prior year development and lower net investment income.
The combined ratio increased 2.1 points for the six months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 1.3 points due to less favorable net prior year development, partially offset by an improved current accident year loss ratio. Catastrophe losses were $12 million, or 0.9 points of the loss ratio for the six months ended June 30, 2015, as compared to $16 million, or 1.2 points of the loss ratio for the six months ended June 30, 2014. The expense ratio increased 0.8 points for the six months ended June 30, 2015 as compared with the same period in 2014, primarily driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $19 million and $52 million was recorded for the six months ended June 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	June 30, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$2,072	$2,136
Gross IBNR Reserves	4,293	4,093
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,365	$6,229
Net Case Reserves	$1,838	$1,929
Net IBNR Reserves	3,840	3,726
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,678	$5,655

Commercial
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2015	2014	2015	2014
Net written premiums	$717	$692	$1,476	$1,499
Net earned premiums	703	732	1,381	1,467
Net investment income	169	201	373	392
Net operating income	78	49	198	123
Net realized investment gains (losses), after tax	4	(7)	5	1
Net income	82	42	203	124
Ratios
Loss and loss adjustment expense	72.1%	83.7%	69.6%	80.4%
Expense	34.9	34.1	35.4	34.0
Dividend	0.2	0.3	0.3	0.3
Combined	107.2%	118.1%	105.3%	114.7%
Three Month Comparison
Net written premiums for Commercial increased $25 million for the three months ended June 30, 2015 as compared with the same period in 2014. This increase was driven by higher retention and new business, partially offset by underwriting actions taken in certain business classes. Net earned premiums decreased $29 million for the three months ended June 30, 2015 as compared with the same period 2014, consistent with the trend in net written premiums in recent quarters.
Average rate increased 2% for the three months ended June 30, 2015, as compared with an increase of 5% for the three months ended June 30, 2014 for the policies that renewed in each period. Retention of 79% and 69% was achieved in each period.
Net income increased $40 million for the three months ended June 30, 2015 as compared with the same period in 2014, driven by higher net operating income.
Net operating income increased $29 million for the three months ended June 30, 2015 as compared with the same period in 2014, due to improved underwriting results, partially offset by lower net investment income.
The combined ratio improved 10.9 points for the three months ended June 30, 2015 as compared with the same period in 2014. The loss ratio improved 11.6 points, due to less unfavorable net prior year development coupled with an improved current accident year loss ratio. Catastrophe losses were $54 million, or 7.7 points of the loss ratio for the three months ended June 30, 2015, as compared to $47 million, or 6.4 points of the loss ratio for the three months ended June 30, 2014. The expense ratio increased 0.8 points for the three months ended June 30, 2015 as compared with the same period in 2014, driven by the unfavorable effect of lower net earned premiums.
Unfavorable net prior year development of $5 million and $84 million was recorded for the three months ended June 30, 2015 and 2014. The majority of the 2014 unfavorable development relates to business classes which we have exited, but also includes Small Business where we are taking underwriting actions in an effort to improve profitability. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Commercial decreased $23 million for the six months ended June 30, 2015 as compared with the same period in 2014, driven by underwriting actions taken in certain business classes, partially offset by positive rate and higher retention. Net earned premiums decreased $86 million for the six months ended June 30, 2015 as compared with the same period 2014, consistent with the trend in net written premiums.
Average rate increased 2% for the six months ended June 30, 2015, as compared with an increase of 5% for the six months ended June 30, 2014 for the policies that renewed in each period. Retention of 77% and 72% was achieved in each period.
Net income increased $79 million for the six months ended June 30, 2015 as compared with the same period in 2014, driven by higher net operating income.
Net operating income increased $75 million for the six months ended June 30, 2015 as compared with the same period in 2014, due to improved underwriting results, partially offset by lower net investment income.
The combined ratio improved 9.4 points for the six months ended June 30, 2015 as compared with the same period in 2014. The loss ratio improved 10.8 points, primarily due to the absence of unfavorable net prior year development and an improved current accident year loss ratio. Catastrophe losses were $73 million, or 5.3 points of the loss ratio for the six months ended June 30, 2015, as compared to $107 million, or 7.4 points of the loss ratio for the six months ended June 30, 2014. The expense ratio increased 1.4 points for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $1 million was recorded for the six months ended June 30, 2015, as compared with unfavorable net prior year development of $84 million for the six months ended June 30, 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	June 30, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$5,264	$5,298
Gross IBNR Reserves	4,127	4,216
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$9,391	$9,514
Net Case Reserves	$4,889	$4,947
Net IBNR Reserves	3,867	3,906
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,756	$8,853

International
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios)	2015	2014	2015	2014
Net written premiums	$249	$261	$461	$508
Net earned premiums	207	231	398	472
Net investment income	13	16	27	31
Net operating income	22	20	31	36
Net realized investment gains, after tax	—	1	1	1
Net income	22	21	32	37
Ratios
Loss and loss adjustment expense	55.0%	50.8%	57.7%	52.5%
Expense	37.2	39.1	37.4	39.2
Dividend	—	—	—	—
Combined	92.2%	89.9%	95.1%	91.7%
Three Month Comparison
Net written premiums for International decreased $12 million for the three months ended June 30, 2015 as compared with the same period in 2014. The decrease was driven by the unfavorable effect of foreign currency exchange rates. Excluding the effect of foreign currency exchange rates, net written premiums increased 5% for the three months ended June 30, 2015 as compared with the same period in 2014. Net earned premiums decreased $24 million for the three months ended June 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.
Average rate decreased 1% for the three months ended June 30, 2015, as compared with a decrease of 3% for the three months ended June 30, 2014 for the policies that renewed in each period. Retention of 71% and 74% was achieved in each period.
The combined ratio increased 2.3 points for the three months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 4.2 points, primarily due to less favorable net prior year development. Catastrophe losses were $1 million, or 0.8 points of the loss ratio for the three months ended June 30, 2015, as compared to $4 million, or 1.8 points of the loss ratio for the three months ended June 30, 2014. The expense ratio improved 1.9 points for the three months ended June 30, 2015 as compared with the same period in 2014 due to decreased expenses, partially offset by the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $10 million and $19 million was recorded for the three months ended June 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for International decreased $47 million for the six months ended June 30, 2015 as compared with the same period in 2014. The decrease was driven by the unfavorable effect of foreign currency exchange rates, unfavorable premium development at Hardy and the 2014 termination of a specialty product managing general underwriter relationship in Canada. Net earned premiums decreased $74 million for the six months ended June 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.
Average rate decreased 1% for the six months ended June 30, 2015 and 2014 for the policies that renewed in each respective period. Retention of 74% and 78% was achieved in each period.
The combined ratio increased 3.4 points for the six months ended June 30, 2015 as compared with the same period in 2014. The loss ratio increased 5.2 points, primarily due to the unfavorable effect of net prior year development. Catastrophe losses were $4 million, or 1.0 points of the loss ratio for the six months ended June 30, 2015, as compared to $7 million, or 1.6 points of the loss ratio for the six months ended June 30, 2014. The expense ratio improved 1.8 points for the six months ended June 30, 2015 as compared with the same period in 2014 due to decreased expenses, partially offset by the unfavorable effect of lower earned premiums.
Unfavorable net prior year development of $2 million was recorded for the six months ended June 30, 2015 as compared with favorable net prior year development of $16 million the six months ended June 30, 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	June 30, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$644	$752
Gross IBNR Reserves	757	689
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,401	$1,441
Net Case Reserves	$525	$598
Net IBNR Reserves	722	663
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,247	$1,261

Life & Group Non-Core
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Net earned premiums	$137	$139	$275	$278
Net investment income	179	173	358	344
Net operating income (loss)	(24)	9	(41)	7
Net realized investment gains (losses), after tax	1	(3)	4	7
Net income (loss)	(23)	6	(37)	14
Three Month Comparison
Net earned premiums for Life & Group Non-Core were unchanged for the three months ended June 30, 2015 as compared with the same period in 2014, as the effect of policy lapses was substantially offset by rate increases.
Net results decreased $29 million for the three months ended June 30, 2015 as compared with the same period in 2014, driven by an increase in the net operating loss.
Net operating results decreased $33 million for the three months ended June 30, 2015 as compared with the same period in 2014. Results in 2014 benefited from unusually favorable morbidity and persistency experience in our long term care business as compared to modestly unfavorable morbidity experience in the current year period.
Six Month Comparison
Net earned premiums for Life & Group Non-Core were unchanged for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the same reasons discussed above in the three month comparison.
Net results decreased $51 million for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to an increase in the net operating loss.
Net operating results decreased $48 million for the six months ended June 30, 2015 as compared with the same period in 2014, due to the same reasons discussed above in the three month comparison.

Corporate & Other Non-Core
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Net investment income	$5	$7	$11	$12
Interest expense	39	46	78	90
Net operating income (loss)	(81)	27	(103)	—
Net realized investment gains (losses), after tax	1	2	1	6
Net income (loss)	(80)	29	(102)	6
Three Month Comparison
Net results decreased $109 million for the three months ended June 30, 2015 as compared with the same period in 2014. Results in 2015 were negatively affected by a $54 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1. Results in 2014 benefited from a $56 million after-tax curtailment gain related to a change in postretirement benefits, as further discussed in Note G to the Condensed Consolidated Financial Statements included under Part 1, Item 1. Additionally, 2015 benefited from lower interest expense due to the maturity of higher coupon debt in the fourth quarter of 2014.
No net prior year development was recorded for the three months ended June 30, 2015 and 2014.
Six Month Comparison
Net results decreased $108 million for the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the same reasons discussed above in the three month comparison.
No net prior year development was recorded for the six months ended June 30, 2015 and 2014.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2015	December 31, 2014
Gross Case Reserves	$1,586	$1,189
Gross IBNR Reserves	1,202	1,715
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,788	$2,904
Net Case Reserves	$142	$144
Net IBNR Reserves	162	171
Total Net Carried Claim and Claim Adjustment Expense Reserves	$304	$315

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions, except yields)	2015	2014	2015	2014
Fixed maturity securities:
Taxable	$352	$350	$694	$702
Tax-Exempt	100	101	201	201
Total fixed maturity securities	452	451	895	903
Limited partnership investments	48	97	162	170
Other, net of investment expense	—	2	1	3
Pretax net investment income	$500	$550	$1,058	$1,076
After-tax net investment income	$356	$391	$750	$762

Effective income yield for the fixed maturity securities portfolio, pretax	4.9%	4.9%	4.8%	4.9%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.5%	3.5%
After-tax net investment income for the three months ended June 30, 2015 decreased $35 million as compared with the same period in 2014. The decrease was driven by limited partnerships, which returned 1.6% as compared with 3.5% in the prior year period. Income for the quarter from fixed maturity securities was favorably affected by changes in estimates for prepayments for asset-backed securities, offset by a decline in the effective income yield excluding these changes.
After-tax net investment income for the six months ended June 30, 2015 decreased $12 million as compared with the same period in 2014. The decrease was primarily driven by limited partnerships, which returned 5.5% as compared with 6.3% in the prior year period.

Net Realized Investment Gains (Losses)
The components of Net realized investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2015	2014	2015	2014
Fixed maturity securities:
Corporate and other bonds	$3	$8	$16	$22
States, municipalities and political subdivisions	(16)	(5)	(20)	18
Asset-backed	—	(24)	3	(23)
Foreign government	1	2	1	2
Total fixed maturity securities	(12)	(19)	—	19
Equity securities	(1)	—	(1)	5
Derivative financial instruments	11	1	10	1
Short term investments and other	2	4	1	7
Net realized investment gains (losses)	—	(14)	10	32
Income tax (expense) benefit on net realized investment gains (losses)	6	3	4	(13)
Net realized investment gains (losses), after tax	$6	$(11)	$14	$19
Net realized investment results, after tax, improved $17 million for the three months ended June 30, 2015 as compared with the same period in 2014. This improvement was driven by higher net realized investment gains, including gains on sales of securities and derivative gains, partially offset by higher OTTI losses recognized in earnings.
Net realized investment gains, after tax, decreased $5 million for the six months ended June 30, 2015 as compared with the same period in 2014. This decrease was driven by higher OTTI losses recognized in earnings, partially offset by higher net realized investment gains, including derivative gains and gains on sales of securities.
Further information on our realized gains and losses, including our OTTI losses and derivative gains, is included in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
Our fixed maturity portfolio consists primarily of high quality bonds, 92% and 93% of which were rated as investment grade (rated BBB- or higher) as of June 30, 2015 and December 31, 2014. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from Standard & Poor's (S&P) and Moody's Investors Service, Inc. (Moody's), in that order of preference. If a security is not rated by these agencies, we formulate an internal rating. As of June 30, 2015 and December 31, 2014, approximately 98% and 99% of the fixed maturity portfolio was rated by S&P or Moody's, or was issued or guaranteed by the U.S. Government, Government agencies or Government-sponsored enterprises.
The following table presents the ratings of our fixed maturity portfolio at fair value.

	June 30, 2015		December 31, 2014
(In millions)	Estimated Fair Value	%	Estimated Fair Value	%
U.S. Government, Government agencies and Government-sponsored enterprises	$3,722	9%	$3,882	10%
AAA rated	2,697	7	2,850	7
AA and A rated	19,080	48	19,998	49
BBB rated	11,305	28	11,093	27
Non-investment grade	3,045	8	2,945	7
Total	$39,849	100%	$40,768	100%
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

June 30, 2015	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
U.S. Government, Government agencies and Government-sponsored enterprises	$126	2%	$2	1%
AAA	384	6	11	7
AA	1,289	20	29	18
A	1,096	17	25	16
BBB	2,577	40	59	38
Non-Investment Grade	960	15	31	20
Total	$6,432	100%	$157	100%
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

June 30, 2015	Estimated Fair Value	%	Gross Unrealized Losses	%
(In millions)
Due in one year or less	$113	2%	$4	3%
Due after one year through five years	808	13	18	11
Due after five years through ten years	3,376	52	72	46
Due after ten years	2,135	33	63	40
Total	$6,432	100%	$157	100%

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

	June 30, 2015		December 31, 2014
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,540	10.5	$14,668	10.5
Other interest sensitive investments	26,906	4.4	27,748	4.0
Total	$41,446	6.6	$42,416	6.3
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
Short Term Investments
The carrying values of the components of Short term investments are presented in the following table.

(In millions)	June 30, 2015	December 31, 2014
Short term investments:
Commercial paper	$882	$922
U.S. Treasury securities	501	466
Money market funds	150	206
Other	139	112
Total short term investments	$1,672	$1,706

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
For the six months ended June 30, 2015, net cash provided by operating activities was $540 million as compared with $587 million for the same period in 2014. This reduction reflected lower premiums collected and decreased receipts relating to returns on limited partnerships, partially offset by lower net claim payments.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. Net cash provided by investing activities was $87 million for the six months ended June 30, 2015, as compared with net cash used of $734 million for the same period in 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments. For the six months ended June 30, 2015, net cash used by financing activities was $670 million as compared with net cash provided of $163 million for the same period in 2014. Cash used by financing activities reflected an increased special stockholder dividend in the first quarter of 2015 as compared to the same period in 2014. Additionally, in the first quarter of 2014, we issued $550 million of senior notes.
Common Stock Dividends
Dividends of $2.50 per share of our common stock, including a special dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2015. On July 31, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share, payable September 2, 2015 to stockholders of record on August 17, 2015. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by Illinois Department of Insurance (the Department), are determined based on statutory net income and surplus as well as timing of dividends paid in the preceding twelve months. Ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. During the six months ended June 30, 2015, CCC paid a dividend of $700 million to its parent. As of June 30, 2015, CCC is able to pay approximately $216 million of dividends that would not be subject to the prior approval of the Department.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

ACCOUNTING STANDARDS UPDATE
For discussion of accounting standards update that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2015. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2015, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2015.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: August 4, 2015	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015	10.5

CNA Supplemental Executive Savings and Capital Accumulation Plan, restated as of January 1, 2014	10.6

First Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated May 28, 2015	10.6.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE