Form 10-Q
period 2015-09-30
CNA FINANCIAL CORP
filed 2015-11-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, Par value $2.50	270,260,625

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2015	2014	2015	2014
Revenues
Net earned premiums	$1,751	$1,810	$5,173	$5,427
Net investment income	354	480	1,412	1,556
Net realized investment gains (losses):
Other-than-temporary impairment losses	(56)	(10)	(99)	(17)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	—	—	—
Net other-than-temporary impairment losses recognized in earnings	(56)	(10)	(99)	(17)
Other net realized investment gains (losses)	7	47	60	86
Net realized investment gains (losses)	(49)	37	(39)	69
Other revenues	97	84	286	262
Total revenues	2,153	2,411	6,832	7,314
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,200	1,354	4,008	4,241
Amortization of deferred acquisition costs	319	332	936	996
Other operating expenses	362	384	1,061	984
Interest	39	48	117	138
Total claims, benefits and expenses	1,920	2,118	6,122	6,359
Income from continuing operations before income tax	233	293	710	955
Income tax expense	(55)	(84)	(161)	(265)
Income from continuing operations	178	209	549	690
Income (loss) from discontinued operations, net of income tax (expense) benefit of $-, $(3), $- and $34	—	4	—	(197)
Net income	$178	$213	$549	$493

Basic Earnings Per Share
Income from continuing operations	$0.66	$0.77	$2.03	$2.56
Income (loss) from discontinued operations	—	0.02	—	(0.73)
Basic earnings per share	$0.66	$0.79	$2.03	$1.83

Diluted Earnings Per Share
Income from continuing operations	$0.66	$0.77	$2.03	$2.55
Income (loss) from discontinued operations	—	0.02	—	(0.73)
Diluted earnings per share	$0.66	$0.79	$2.03	$1.82

Dividends declared per share	$0.25	$0.25	$2.75	$1.75

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.3	269.9	270.2	269.9
Diluted	270.8	270.6	270.7	270.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	$2	$1	$(3)	$15
Net unrealized gains on other investments	(36)	(83)	(289)	424
Net unrealized gains on investments	(34)	(82)	(292)	439
Net unrealized gains on discontinued operations	—	(37)	—	(22)
Foreign currency translation adjustment	(53)	(73)	(100)	(39)
Pension and postretirement benefits	4	3	52	(47)
Other comprehensive income (loss), net of tax	(83)	(189)	(340)	331
Net income	178	213	549	493
Total comprehensive income	$95	$24	$209	$824

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,568 and $37,335)	$40,201	$40,768
Equity securities at fair value (cost of $207 and $210)	212	222
Limited partnership investments	2,738	2,937
Other invested assets	45	41
Mortgage loans	640	588
Short term investments	1,482	1,706
Total investments	45,318	46,262
Cash	236	190
Reinsurance receivables (less allowance for uncollectible receivables of $48 and $48)	4,491	4,694
Insurance receivables (less allowance for uncollectible receivables of $54 and $61)	2,057	1,936
Accrued investment income	439	405
Deferred acquisition costs	606	600
Deferred income taxes	279	191
Property and equipment at cost (less accumulated depreciation of $387 and $364)	320	295
Goodwill	151	152
Other assets	915	841
Total assets	$54,812	$55,566
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,867	$23,271
Unearned premiums	3,706	3,592
Future policy benefits	9,520	9,490
Policyholders' funds	—	27
Short term debt	350	—
Long term debt	2,211	2,559
Other liabilities (includes $119 and $153 due to Loews Corporation)	3,893	3,833
Total liabilities	42,547	42,772
Commitments and contingencies (Notes C, F and H)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,260,625 and 269,980,202 shares outstanding)	683	683
Additional paid-in capital	2,150	2,151
Retained earnings	9,450	9,645
Accumulated other comprehensive income	60	400
Treasury stock (2,779,618 and 3,060,041 shares), at cost	(78)	(84)
Notes receivable for the issuance of common stock	—	(1)
Total stockholders’ equity	12,265	12,794
Total liabilities and stockholders' equity	$54,812	$55,566

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2015	2014
Cash Flows from Operating Activities
Net income	$549	$493
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on sale of subsidiaries	—	251
Deferred income tax expense	27	81
Trading portfolio activity	17	16
Net realized investment (gains) losses	39	(72)
Equity method investees	127	65
Net amortization of investments	(17)	(1)
Depreciation and amortization	62	62
Changes in:
Receivables, net	70	611
Accrued investment income	(34)	(37)
Deferred acquisition costs	11	14
Insurance reserves	195	(222)
Other assets	(61)	(49)
Other liabilities	(32)	(133)
Other, net	92	(32)
Total adjustments	496	554
Net cash flows provided by operating activities	1,045	1,047
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,590	4,005
Fixed maturity securities - maturities, calls and redemptions	3,101	2,901
Equity securities	43	23
Limited partnerships	156	133
Mortgage loans	22	36
Purchases:
Fixed maturity securities	(7,055)	(7,457)
Equity securities	(60)	(44)
Limited partnerships	(120)	(218)
Mortgage loans	(81)	(84)
Change in other investments	5	10
Change in short term investments	222	(556)
Purchases of property and equipment	(84)	(42)
Proceeds from sale of subsidiaries	—	198
Other, net	7	8
Net cash flows used by investing activities	$(254)	$(1,087)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Nine months ended September 30
(In millions)	2015	2014
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(744)	$(473)
Proceeds from the issuance of debt	—	546
Other, net	5	22
Net cash flows provided (used) by financing activities	(739)	95
Effect of foreign exchange rate changes on cash	(6)	(3)
Net change in cash	46	52
Cash, beginning of year	190	195
Cash, end of period	$236	$247

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine months ended September 30
(In millions)	2015	2014
Common Stock
Balance, beginning of year	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,151	2,145
Stock-based compensation	(1)	4
Balance, end of period	2,150	2,149
Retained Earnings
Balance, beginning of year	9,645	9,495
Dividends paid to common stockholders	(744)	(473)
Net income	549	493
Balance, end of period	9,450	9,515
Accumulated Other Comprehensive Income
Balance, beginning of year	400	442
Other comprehensive income (loss)	(340)	331
Balance, end of period	60	773
Treasury Stock
Balance, beginning of year	(84)	(91)
Stock-based compensation	6	6
Balance, end of period	(78)	(85)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	(1)	(23)
Decrease in notes receivable for common stock	1	22
Balance, end of period	—	(1)
Total stockholders' equity	$12,265	$13,034

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2015.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014, including the summary of significant accounting policies in Note A. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
The interim financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In connection with the sale of CAC, the Company entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the coinsurance agreement, the $34 million difference between market value and book value of the funds withheld assets at the coinsurance contract's inception was recognized as a loss in Other operating expenses in the third quarter of 2014.
Recently Issued Accounting Standards Update (ASU) - Disclosures about Short-Duration Contracts
In May of 2015, the Financial Accounting Standards Board issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

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
For the three and nine months ended September 30, 2015, approximately 514 thousand and 545 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 106 thousand and 107 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Fixed maturity securities	$449	$453	$1,344	$1,356
Equity securities	3	2	9	7
Limited partnership investments	(93)	29	69	199
Mortgage loans	8	7	25	22
Short term investments	2	1	4	2
Trading portfolio	1	2	6	8
Other	1	—	1	3
Gross investment income	371	494	1,458	1,597
Investment expense	(17)	(14)	(46)	(41)
Net investment income	$354	$480	$1,412	$1,556
Net realized investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$22	$51	$91	$124
Gross realized losses	(51)	(12)	(120)	(66)
Net realized investment gains (losses) on fixed maturity securities	(29)	39	(29)	58
Equity securities:
Gross realized gains	1	1	2	6
Gross realized losses	(19)	(4)	(21)	(4)
Net realized investment gains (losses) on equity securities	(18)	(3)	(19)	2
Derivative financial instruments	(1)	—	9	1
Short term investments and other	(1)	1	—	8
Net realized investment gains (losses)	$(49)	$37	$(39)	$69
The components of Net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Fixed maturity securities available-for-sale:
Corporate and other bonds	$36	$6	$52	$9
States, municipalities and political subdivisions	—	—	18	—
Asset-backed:
Residential mortgage-backed	1	2	7	4
Other asset-backed	—	—	1	1
Total asset-backed	1	2	8	5
Total fixed maturity securities available-for-sale	37	8	78	14
Equity securities available-for-sale -- Common stock	19	2	20	3
Short term investments	—	—	1	—
Net OTTI losses recognized in earnings	$56	$10	$99	$17

The following tables present a summary of fixed maturity and equity securities.

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,155	$1,237	$207	$18,185	$—
States, municipalities and political subdivisions	11,978	1,336	17	13,297	(5)
Asset-backed:
Residential mortgage-backed	4,850	204	13	5,041	(46)
Commercial mortgage-backed	2,183	77	9	2,251	—
Other asset-backed	1,009	11	4	1,016	—
Total asset-backed	8,042	292	26	8,308	(46)
U.S. Treasury and obligations of government-sponsored enterprises	24	5	—	29	—
Foreign government	333	12	1	344	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,565	2,884	251	40,198	$(51)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	62	3	—	65
Preferred stock	145	4	2	147
Total equity securities available-for-sale	207	7	2	212
Total	$37,775	$2,891	$253	$40,413

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,721	$61	$18,870	$—
States, municipalities and political subdivisions	11,285	1,463	8	12,740	—
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235	—
Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5	—	31	—
Foreign government	438	16	—	454	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,316	3,530	97	40,749	$(55)
Total fixed maturity securities trading	19			19
Equity securities available-for-sale:
Common stock	38	9	—	47
Preferred stock	172	5	2	175
Total equity securities available-for-sale	210	14	2	222
Total	$37,545	$3,544	$99	$40,990

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. As of September 30, 2015 and December 31, 2014, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $1,046 million and $1,288 million. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,744	$177	$188	$30	$3,932	$207
States, municipalities and political subdivisions	655	11	131	6	786	17
Asset-backed:
Residential mortgage-backed	308	3	211	10	519	13
Commercial mortgage-backed	479	6	81	3	560	9
Other asset-backed	354	4	9	—	363	4
Total asset-backed	1,141	13	301	13	1,442	26
U.S. Treasury and obligations of government-sponsored enterprises	1	—	—	—	1	—
Foreign government	23	—	3	1	26	1
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	5,567	201	623	50	6,190	251
Equity securities available-for-sale:
Preferred stock	3	—	14	2	17	2
Total	$5,570	$201	$637	$52	$6,207	$253

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7	—	614	10
Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3	—	4	—	7	—
Foreign government	3	—	3	—	6	—
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	2,838	68	706	29	3,544	97
Equity securities available-for-sale:
Preferred stock	17	2	1	—	18	2
Total	$2,855	$70	$707	$29	$3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2015 table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in interest rates and credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2015.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Beginning balance of credit losses on fixed maturity securities	$59	$66	$62	$74
Reductions for securities sold during the period	(2)	(2)	(5)	(7)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	—	(3)
Ending balance of credit losses on fixed maturity securities	$57	$64	$57	$64
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2015		December 31, 2014
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,406	$1,425	$2,479	$2,511
Due after one year through five years	7,772	8,186	9,054	9,605
Due after five years through ten years	14,149	14,577	12,055	12,584
Due after ten years	14,238	16,010	13,728	16,049
Total	$37,565	$40,198	$37,316	$40,749
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

Derivative Financial Instruments
The following tables present the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments.

September 30, 2015	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Equity warrants	$5	$—	$—
Embedded derivative on funds withheld liability	182	—	(5)
Total		$—	$(5)

December 31, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Currency forwards	$9	$—	$—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	184	—	3
Total		$—	$3
Derivative financial instruments are presented gross in Other invested assets and Other liabilities on the Condensed Consolidated Balance Sheets. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of September 30, 2015 and December 31, 2014. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of September 30, 2015, the Company had committed approximately $414 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of September 30, 2015, the Company had mortgage loan commitments of $29 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of September 30, 2015, the Company had commitments to purchase or fund additional amounts of $81 million and sell $43 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

September 30, 2015				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$28	$18,007	$153	$18,188
States, municipalities and political subdivisions	—	13,236	61	13,297
Asset-backed:
Residential mortgage-backed	—	4,837	204	5,041
Commercial mortgage-backed	—	2,180	71	2,251
Other asset-backed	—	545	471	1,016
Total asset-backed	—	7,562	746	8,308
U.S. Treasury and obligations of government-sponsored enterprises	28	1	—	29
Foreign government	28	316	—	344
Redeemable preferred stock	24	11	—	35
Total fixed maturity securities	108	39,133	960	40,201
Equity securities	154	43	15	212
Other invested assets	—	45	—	45
Short term investments	624	773	—	1,397
Life settlement contracts, included in Other assets	—	—	74	74
Total assets	$886	$39,994	$1,049	$41,929
Liabilities
Other liabilities	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

December 31, 2014				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$32	$18,695	$162	$18,889
States, municipalities and political subdivisions	—	12,646	94	12,740
Asset-backed:
Residential mortgage-backed	—	5,044	189	5,233
Commercial mortgage-backed	—	2,061	83	2,144
Other asset-backed	—	580	655	1,235
Total asset-backed	—	7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3	—	31
Foreign government	41	413	—	454
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	131	39,454	1,183	40,768
Equity securities	145	61	16	222
Other invested assets	—	41	—	41
Short term investments	681	963	—	1,644
Life settlement contracts, included in Other assets	—	—	82	82
Total assets	$957	$40,519	$1,281	$42,757
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of July 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2015 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$141	$—	$—	$27	$(1)	$(11)	$—	$(3)	$153	$—
States, municipalities and political subdivisions	85	—	—	—	—	—	—	(24)	61	—
Asset-backed:
Residential mortgage-backed	207	2	(2)	4	—	(7)	—	—	204	—
Commercial mortgage-backed	87	5	(4)	8	—	(15)	—	(10)	71	—
Other asset-backed	490	—	(6)	43	(20)	(32)	—	(4)	471	—
Total asset-backed	784	7	(12)	55	(20)	(54)	—	(14)	746	—
Total fixed maturity securities	1,010	7	(12)	82	(21)	(65)	—	(41)	960	—
Equity securities	16	—	(1)	—	—	—	—	—	15	—
Life settlement contracts	75	5	—	—	—	(6)	—	—	74	2
Total	$1,101	$12	$(13)	$82	$(21)	$(71)	$—	$(41)	$1,049	$2

Level 3 (In millions)	Balance as of July 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2014 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$194	$—	$(1)	$4	$—	$(3)	$—	$(21)	$173	$—
States, municipalities and political subdivisions	79	—	1	—	—	—	—	—	80	—
Asset-backed:
Residential mortgage-backed	185	1	—	—	—	(17)	11	(20)	160	—
Commercial mortgage-backed	59	2	(2)	28	—	(21)	31	—	97	—
Other asset-backed	626	1	(4)	80	—	(25)	—	(36)	642	—
Total asset-backed	870	4	(6)	108	—	(63)	42	(56)	899	—
Total fixed maturity securities	1,143	4	(6)	112	—	(66)	42	(77)	1,152	—
Equity securities	2	—	(1)	16	—	—	—	—	17	—
Life settlement contracts	86	1	—	—	—	(1)	—	—	86	1
Total	$1,231	$5	$(7)	$128	$—	$(67)	$42	$(77)	$1,255	$1

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2015 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$39	$(13)	$(32)	$37	$(38)	$153	$—
States, municipalities and political subdivisions	94	1	—	—	—	(10)	—	(24)	61	—
Asset-backed:
Residential mortgage-backed	189	4	(4)	76	—	(28)	—	(33)	204	—
Commercial mortgage-backed	83	7	(4)	23	—	(17)	17	(38)	71	—
Other asset-backed	655	3	4	125	(254)	(52)	—	(10)	471	(1)
Total asset-backed	927	14	(4)	224	(254)	(97)	17	(81)	746	(1)
Total fixed maturity securities	1,183	14	(5)	263	(267)	(139)	54	(143)	960	(1)
Equity securities	16	—	(1)	—	—	—	—	—	15	—
Life settlement contracts	82	22	—	—	—	(30)	—	—	74	1
Total	$1,281	$36	$(6)	$263	$(267)	$(169)	$54	$(143)	$1,049	$—

Level 3 (In millions)	Balance as of January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2014 recognized in Net income (loss)
Fixed maturity securities:
Corporate and other bonds	$204	$2	$—	$30	$(10)	$(13)	$8	$(48)	$173	$—
States, municipalities and political subdivisions	71	1	3	1	(10)	—	14	—	80	—
Asset-backed:
Residential mortgage-backed	331	(22)	62	47	(174)	(57)	32	(59)	160	—
Commercial mortgage-backed	151	4	(2)	28	(60)	(23)	43	(44)	97	—
Other asset-backed	446	2	—	457	(111)	(115)	—	(37)	642	(1)
Total asset-backed	928	(16)	60	532	(345)	(195)	75	(140)	899	(1)
Total fixed maturity securities	1,203	(13)	63	563	(365)	(208)	97	(188)	1,152	(1)
Equity securities	11	3	(5)	16	(8)	—	—	—	17	—
Life settlement contracts	88	23	—	—	—	(25)	—	—	86	3
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$13	$58	$579	$(373)	$(233)	$97	$(189)	$1,255	$2

Net realized and unrealized gains and losses, including those shown above, are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and nine months ended September 30, 2015 there were $10 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the three months ended September 30, 2014 there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014, there were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Equity Securities
Level 1 equity securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are priced using internal models with inputs that are not market observable.

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

September 30, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$121	Discounted cash flow	Credit spread	2% - 31% (3%)
Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)

December 31, 2014	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% - 13% (3%)
Equity securities	16	Market approach	Private offering price	$12 - $4,391 per share ($600)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (163%)
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

September 30, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$640	$—	$—	$660	$660
Liabilities
Short term debt	$350	$—	$366	$—	$366
Long term debt	2,211	—	2,478	—	2,478

December 31, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	588	—	—	608	608
Liabilities
Long term debt	$2,559	$—	$2,883	$—	$2,883
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
Catastrophes are an inherent risk of the property and casualty insurance business and can contribute to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $14 million and $103 million for the three and nine months ended September 30, 2015. Catastrophe losses in 2015 related primarily to U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $17 million and $147 million for the three and nine months ended September 30, 2014.

Net Prior Year Development
The following tables and discussion present net prior year development recorded for Specialty, Commercial, International and Corporate & Other Non-Core segments.

Three months ended September 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$(11)	$(34)	$—	$(175)
Pretax (favorable) unfavorable premium development	(2)	(5)	2	—	(5)
Total pretax (favorable) unfavorable net prior year development	$(132)	$(16)	$(32)	$—	$(180)

Three months ended September 30, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(79)	$71	$(17)	$(1)	$(26)
Pretax (favorable) unfavorable premium development	(4)	—	7	—	3
Total pretax (favorable) unfavorable net prior year development	$(83)	$71	$(10)	$(1)	$(23)

Nine months ended September 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)	$—	$(46)	$—	$(187)
Pretax (favorable) unfavorable premium development	(10)	(17)	16	—	(11)
Total pretax (favorable) unfavorable net prior year development	$(151)	$(17)	$(30)	$—	$(198)

Nine months ended September 30, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(123)	$179	$(32)	$(1)	$23
Pretax (favorable) unfavorable premium development	(12)	(24)	6	—	(30)
Total pretax (favorable) unfavorable net prior year development	$(135)	$155	$(26)	$(1)	$(7)

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(19)	$16	$(11)	$17
Other Professional Liability and Management Liability	(37)	(9)	(41)	(59)
Surety	(70)	(79)	(69)	(78)
Warranty	—	—	1	—
Other	(4)	(7)	(21)	(3)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$(79)	$(141)	$(123)
Three Months
2015
Favorable development in medical professional liability was related to lower than expected severity in accident years 2008 through 2013.
Favorable development in other professional liability and management liability related to better than expected large loss emergence in financial institutions in accident years 2012 and prior. Additional favorable development related to lower than expected severity in accident years 2009 through 2013 for directors and officers liability.
Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2013 and prior.
2014
Unfavorable development for medical professional liability was primarily related to increased frequency of large medical products liability class action lawsuits in accident years 2012 and prior.
Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2012 and prior.

Nine Months
2015
Overall, favorable development for medical professional liability was related to lower than expected severity in accident years 2008 through 2013. Unfavorable development was recorded related to increased claim frequency in the aging services business for accident years 2013 and 2014.
Overall, favorable development in other professional liability and management liability related to better than expected large loss emergence in financial institutions in accident years 2012 and prior. Additional favorable development related to lower than expected severity in accident years 2009 through 2013 for directors and officers liability and lower than expected severity in accident years 2010 and prior for professional services. Unfavorable development was related to increased claim frequency on public company management liability in accident years 2012 through 2014.
Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2013 and prior.
Favorable development for other coverages was due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2014.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Commercial Auto	$—	$13	$7	$52
General Liability	3	44	8	76
Workers' Compensation	(1)	25	22	75
Property and Other	(13)	(11)	(37)	(24)
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$71	$—	$179
Three Months
2015
Favorable development for property and other was primarily due to better than expected loss emergence on catastrophe events in accident year 2014.
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
Favorable development for property and other first-party coverages was recorded in accident years 2010 and prior, primarily related to lower than expected frequency and favorable individual claim settlements.

Nine Months
2015
Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2008 through 2013.
Favorable development for property and other was primarily due to better than expected loss emergence from 2012 and 2014 catastrophe events and better than expected frequency of large claims in accident year 2014.
The nine months also included unfavorable loss development related to an extra contractual obligation loss and losses associated with premium development.
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
Overall, favorable development for property and other coverages in accident years 2011 and prior primarily related to lower than expected frequency and favorable individual claim settlements. Additionally, there was favorable development due to better than expected loss emergence in catastrophe losses in accident year 2013. Unfavorable development was recorded in accident year 2012 primarily related to higher than expected loss emergence in catastrophe losses.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Medical Professional Liability	$(8)	$(3)	$(8)	$(2)
Other Professional Liability	(11)	1	(16)	(14)
Liability	(5)	(3)	(12)	(9)
Property & Marine	(5)	(11)	(19)	(10)
Other	(5)	(1)	9	(7)
Commutations	—	—	—	10
Total pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(34)	$(17)	$(46)	$(32)
Three Months
2015
Favorable development in medical professional liability was due to better than expected loss emergence on accident years 2011 to 2013.
Favorable development in other professional liability was due to better than expected large loss emergence in accident years 2011 and prior.
Favorable development in liability was due to better than expected large loss emergence in accident years 2012 and prior.
Favorable development in property and marine was due to better than expected individual large loss emergence and favorable settlements on large claims in accident years 2013 and 2014.
2014
Favorable development for property and marine coverages was primarily related to better than expected severity in accident year 2013.

Nine Months
2015
Favorable development in medical professional liability was due to better than expected loss emergence on accident years 2011 to 2013.
Favorable development in other professional liability was due to better than expected large loss emergence in accident years 2011 and prior.
Favorable development in liability was due to better than expected large loss emergence in accident years 2012 and prior.
Favorable development in property and marine was due to better than expected individual large loss emergence and favorable settlements on large claims in accident years 2013 and 2014.
Unfavorable development in other is due to higher than expected large losses in financial institutions and political risk, primarily in accident year 2014.
2014
Favorable development for other professional liability was primarily related to lower than expected severity in accident years 2011 and prior.
Favorable development for property and marine coverages was primarily related to better than expected severity in accident year 2013.
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
The following table displays the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Net A&EP adverse development before consideration of LPT	$—	$—	$150	$—
Provision for uncollectible third-party reinsurance on A&EP	—	—	—	—
Additional amounts ceded under LPT	—	—	150	—
Retroactive reinsurance benefit recognized	(4)	(4)	(75)	(9)
Pretax impact of deferred retroactive reinsurance benefit	$(4)	$(4)	$75	$(9)

The fourth quarter of 2014 A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015. Unfavorable development was due to a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Condensed Consolidated Statement of Operations.
As of September 30, 2015 and December 31, 2014, the cumulative amounts ceded under the LPT were $2.6 billion and $2.5 billion. The unrecognized deferred retroactive reinsurance benefit was $251 million and $176 million as of September 30, 2015 and December 31, 2014.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.8 billion and $3.4 billion as of September 30, 2015 and December 31, 2014. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Pension cost (benefit)
Service cost	$—	$3	$4	$7
Interest cost on projected benefit obligation	29	33	85	99
Expected return on plan assets	(44)	(48)	(131)	(144)
Amortization of net actuarial loss	7	6	26	19
Net periodic pension cost (benefit)	$(8)	$(6)	$(16)	$(19)

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$—	$—	$—	$1
Amortization of prior service credit	(1)	—	(2)	(9)
Amortization of net actuarial loss	—	—	1	—
Curtailment gain	—	—	—	(86)
Net periodic postretirement cost (benefit)	$(1)	$—	$(1)	$(94)
In the second quarter of 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan (Plan) effective June 30, 2015.  Employees who were continuing to accrue under this Plan up until that date are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015, in accordance with the terms of the Plan. Starting with the first pay period after July 1, 2015, affected employees began receiving enhanced employer contributions in the CNA 401(k) Plus Plan similar to employees who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 are not affected by this curtailment. This curtailment resulted in a $55 million decrease in the Plan benefit obligation liability and a reduction of the unrecognized actuarial losses included in AOCI. In connection with the curtailment, the Company remeasured the plan benefit obligation which resulted in an increase in the discount rate used to determine the benefit obligation from 3.85% to 4.00%.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so.  However, as of September 30, 2015, the maximum potential future lease payments and other related costs that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $28 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
As of September 30, 2015 and December 31, 2014, the Company had recorded liabilities of $5 million related to guarantee and indemnification agreements. Management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation.  Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of September 30, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $260 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of the previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2015, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely while others survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
In the normal course of business, the Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments the Company could be required to pay under these guarantees was approximately $2.0 billion as of September 30, 2015. The Company does not believe a payable is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The following tables present the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2015	$31	$689	$(585)	$8	$143
Other comprehensive income (loss) before reclassifications	2	(67)	—	(53)	(118)
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $17, $2, $- and $19	—	(31)	(4)	—	(35)
Other comprehensive income (loss) after tax (expense) benefit of $(1), $21, $(2), $- and $18	2	(36)	4	(53)	(83)
Balance as of September 30, 2015	$33	$653	$(581)	$(45)	$60

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2014	$35	$1,182	$37	$(476)	$184	$962
Other comprehensive income (loss) before reclassifications	1	(59)	(3)	(2)	(73)	(136)
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $(12), $(23), $2, $- and $(33)	—	24	34	(5)	—	53
Other comprehensive income (loss) after tax (expense) benefit of $(1), $64, $25, $(1), $- and $87	1	(83)	(37)	3	(73)	(189)
Balance as of September 30, 2014	$36	$1,099	$—	$(473)	$111	$773

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2015	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(3)	(318)	36	(100)	(385)
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $22, $9, $- and $31	—	(29)	(16)	—	(45)
Other comprehensive income (loss) after tax (expense) benefit of $1, $140, $(28), $- and $113	(3)	(289)	52	(100)	(340)
Balance as of September 30, 2015	$33	$653	$(581)	$(45)	$60

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2014	$26	$692	$—	$(426)	$150	$442
Transfer to net assets held for sale	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	15	462	12	(2)	(39)	448
Amounts reclassified from Accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $(20), $(23), $(25), $- and $(68)	—	38	34	45	—	117
Other comprehensive income (loss) after tax (expense) benefit of $(8), $(209), $15, $26, $- and $(176)	15	424	(22)	(47)	(39)	331
Balance as of September 30, 2014	$36	$1,099	$—	$(473)	$111	$773
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note J. Business Segments
The Company's core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. The Company's non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
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

The Company's results of continuing operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$706	$705	$203	$137	$—	$—	$1,751
Net investment income	76	82	13	182	1	—	354
Other revenues	86	9	1	(1)	4	(2)	97
Total operating revenues	868	796	217	318	5	(2)	2,202
Claims, Benefits and Expenses
Net incurred claims and benefits	307	427	106	361	(3)	—	1,198
Policyholders’ dividends	1	1	—	—	—	—	2
Amortization of deferred acquisition costs	150	118	45	6	—	—	319
Other insurance related expenses	67	128	33	35	—	—	263
Other expenses	73	10	9	1	47	(2)	138
Total claims, benefits and expenses	598	684	193	403	44	(2)	1,920
Operating income (loss) before income tax	270	112	24	(85)	(39)	—	282
Income tax (expense) benefit on operating income (loss)	(91)	(37)	(15)	55	16	—	(72)
Net operating income (loss)	179	75	9	(30)	(23)	—	210
Net realized investment gains (losses)	(22)	(29)	(1)	2	1	—	(49)
Income tax (expense) benefit on net realized investment gains (losses)	8	8	1	—	—	—	17
Net realized investment gains (losses), after tax	(14)	(21)	—	2	1	—	(32)
Net income (loss) from continuing operations	$165	$54	$9	$(28)	$(22)	$—	$178

Three months ended September 30, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$725	$721	$225	$139	$—	$—	$1,810
Net investment income	126	157	15	177	5	—	480
Other revenues	76	10	—	(3)	3	(2)	84
Total operating revenues	927	888	240	313	8	(2)	2,374
Claims, Benefits and Expenses
Net incurred claims and benefits	367	549	134	319	(18)	—	1,351
Policyholders’ dividends	2	1	—	—	—	—	3
Amortization of deferred acquisition costs	151	122	52	7	—	—	332
Other insurance related expenses	65	125	37	33	—	—	260
Other expenses	65	10	8	36	55	(2)	172
Total claims, benefits and expenses	650	807	231	395	37	(2)	2,118
Operating income (loss) before income tax	277	81	9	(82)	(29)	—	256
Income tax (expense) benefit on operating income (loss)	(93)	(29)	(4)	40	12	—	(74)
Net operating income (loss)	184	52	5	(42)	(17)	—	182
Net realized investment gains (losses)	3	2	1	30	1	—	37
Income tax (expense) benefit on net realized investment gains (losses)	(1)	3	(2)	(9)	(1)	—	(10)
Net realized investment gains (losses), after tax	2	5	(1)	21	—	—	27
Net income (loss) from continuing operations	$186	$57	$4	$(21)	$(17)	$—	$209

Nine months ended September 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,075	$2,086	$601	$412	$—	$(1)	$5,173
Net investment income	365	455	40	540	12	—	1,412
Other revenues	245	27	—	8	9	(3)	286
Total operating revenues	2,685	2,568	641	960	21	(4)	6,871
Claims, Benefits and Expenses
Net incurred claims and benefits	1,152	1,388	336	1,045	78	—	3,999
Policyholders’ dividends	3	6	—	—	—	—	9
Amortization of deferred acquisition costs	440	352	125	19	—	—	936
Other insurance related expenses	202	385	101	104	(1)	(1)	790
Other expenses	209	23	9	10	140	(3)	388
Total claims, benefits and expenses	2,006	2,154	571	1,178	217	(4)	6,122
Operating income (loss) before income tax	679	414	70	(218)	(196)	—	749
Income tax (expense) benefit on operating income (loss)	(228)	(141)	(30)	147	70	—	(182)
Net operating income (loss)	451	273	40	(71)	(126)	—	567
Net realized investment gains (losses)	(18)	(23)	1	(2)	3	—	(39)
Income tax (expense) benefit on net realized investment gains (losses)	7	7	—	8	(1)	—	21
Net realized investment gains (losses), after tax	(11)	(16)	1	6	2	—	(18)
Net income (loss) from continuing operations	$440	$257	$41	$(65)	$(124)	$—	$549

September 30, 2015
(In millions)
Reinsurance receivables	$619	$664	$172	$517	$2,567	$—	$4,539
Insurance receivables	851	996	252	10	2	—	2,111
Deferred acquisition costs	305	216	85	—	—	—	606
Goodwill	117	—	34	—	—	—	151
Insurance reserves
Claim and claim adjustment expenses	6,199	9,283	1,365	3,286	2,734	—	22,867
Unearned premiums	1,817	1,307	455	127	—	—	3,706
Future policy benefits	—	—	—	9,520	—	—	9,520

Nine months ended September 30, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,126	$2,188	$697	$417	$—	$(1)	$5,427
Net investment income	423	549	46	521	17	—	1,556
Other revenues	218	28	—	10	10	(4)	262
Total operating revenues	2,767	2,765	743	948	27	(5)	7,245
Claims, Benefits and Expenses
Net incurred claims and benefits	1,213	1,727	382	929	(20)	—	4,231
Policyholders’ dividends	4	6	—	—	—	—	10
Amortization of deferred acquisition costs	442	371	161	22	—	—	996
Other insurance related expenses	197	376	113	96	—	(1)	781
Other expenses	191	25	20	34	75	(4)	341
Total claims, benefits and expenses	2,047	2,505	676	1,081	55	(5)	6,359
Operating income (loss) before income tax	720	260	67	(133)	(28)	—	886
Income tax (expense) benefit on operating income (loss)	(240)	(85)	(26)	98	11	—	(242)
Net operating income (loss)	480	175	41	(35)	(17)	—	644
Net realized investment gains (losses)	9	7	1	42	10	—	69
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(1)	(1)	(14)	(4)	—	(23)
Net realized investment gains (losses), after tax	6	6	—	28	6	—	46
Net income (loss) from continuing operations	$486	$181	$41	$(7)	$(11)	$—	$690

December 31, 2014
(In millions)
Reinsurance receivables	$567	$690	$207	$525	$2,753	$—	$4,742
Insurance receivables	778	954	250	13	2	—	1,997
Deferred acquisition costs	304	213	83	—	—	—	600
Goodwill	117	—	35	—	—	—	152
Insurance reserves
Claim and claim adjustment expenses	6,229	9,514	1,441	3,183	2,904	—	23,271
Unearned premiums	1,763	1,273	431	125	—	—	3,592
Future policy benefits	—	—	—	9,490	—	—	9,490
Policyholders’ funds	9	18	—	—	—	—	27

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of Operating revenues and Net realized investment gains and losses.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Specialty
Management & Professional Liability	$605	$699	$1,976	$2,113
Surety	132	133	377	380
Warranty & Alternative Risks	109	98	314	283
Specialty revenues	846	930	2,667	2,776
Commercial
Middle Market	386	404	1,207	1,219
Small Business	144	170	467	535
Other Commercial Insurance	237	316	871	1,018
Commercial revenues	767	890	2,545	2,772
International
Canada	52	69	161	210
CNA Europe	78	83	232	254
Hardy	86	89	249	280
International revenues	216	241	642	744
Life & Group Non-Core revenues	320	343	958	990
Corporate & Other Non-Core revenues	6	9	24	37
Eliminations	(2)	(2)	(4)	(5)
Total revenues	$2,153	$2,411	$6,832	$7,314

Note K. Discontinued Operations
The results of discontinued operations reflected in the Condensed Consolidated Statements of Operations are presented in the following table.

	Periods ended September 30, 2014
(In millions)	Three Months	Nine Months
Revenues
Net investment income	$14	$94
Net realized investment gains	1	3
Total revenues	15	97
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	12	75
Other operating expenses	—	2
Total claims, benefits and expenses	12	77
Income before income tax	3	20
Income tax expense	(2)	(6)
Income from discontinued operations, net of income tax	1	14
Loss on sale, net of income tax benefit (expense) of ($1) and $40	3	(211)
Income (loss) from discontinued operations	$4	$(197)

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2014 statutory net written premiums, we are the eighth largest commercial insurance writer and the 14th largest property and casualty insurance organization in the United States of America.
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
In the evaluation of the results of our core Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the expiring premium dollars renewed in comparison to the renewal premium dollars available to renew.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Operating Revenues
Net earned premiums	$1,751	$1,810	$5,173	$5,427
Net investment income	354	480	1,412	1,556
Other revenues	97	84	286	262
Total operating revenues	2,202	2,374	6,871	7,245
Claims, Benefits and Expenses
Net incurred claims and benefits	1,198	1,351	3,999	4,231
Policyholders' dividends	2	3	9	10
Amortization of deferred acquisition costs	319	332	936	996
Other insurance related expenses	263	260	790	781
Other expenses	138	172	388	341
Total claims, benefits and expenses	1,920	2,118	6,122	6,359
Operating income before income tax	282	256	749	886
Income tax expense on operating income	(72)	(74)	(182)	(242)
Net operating income	210	182	567	644
Net realized investment gains (losses)	(49)	37	(39)	69
Income tax (expense) benefit on net realized investment gains (losses)	17	(10)	21	(23)
Net realized investment gains (losses), after tax	(32)	27	(18)	46
Income from continuing operations	178	209	549	690
Income (loss) from discontinued operations, net of tax	—	4	—	(197)
Net income	$178	$213	$549	$493
Three Month Comparison
Income from continuing operations decreased $31 million for the three months ended September 30, 2015 as compared with the same period in 2014. Improved net operating income was more than offset by a $59 million decrease in net realized investment results, after tax, in the current period.
Net operating income improved $28 million for the three months ended September 30, 2015 as compared with the same period in 2014, driven by our core property and casualty segments. Net operating income increased $22 million for our core segments due to improved underwriting results, partially offset by lower limited partnership results. Catastrophe losses were $10 million after tax for the three months ended September 30, 2015 and 2014. Net operating results for our non-core segments improved $6 million. Results in 2014 included a $34 million loss on the coinsurance transaction, as further discussed in Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1, and a $9 million reduction in the allowance for uncollectible reinsurance receivables. Excluding these items, the decline in results for our non-core segments for the three months ended September 30, 2015 was driven by our long term care business.
Favorable net prior year development of $180 million and $23 million was recorded for the three months ended September 30, 2015 and 2014 in our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Income from continuing operations decreased $141 million for the nine months ended September 30, 2015 as compared with the same period in 2014. The decrease was due to lower net operating income and net realized investment results, after tax, in the current period.
Loss from discontinued operations, net of tax, for the nine months ended September 30, 2014 included a loss of $211 million related to the sale of CAC. Further information on discontinued operations is provided in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Net operating income decreased $77 million for the nine months ended September 30, 2015 as compared with the same period in 2014. Net operating income increased $68 million in our core property and casualty segments due to improved underwriting results, partially offset by lower limited partnership results. Catastrophe losses were $68 million after tax for the nine months ended September 30, 2015 as compared to $95 million after tax for the same period in 2014. Net operating loss for our non-core segments increased $145 million. Results in 2015 for our non-core segments were negatively affected by decreased results in our long-term care business and a $54 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Results in 2014 for our non-core segments benefited from a $56 million after-tax curtailment gain related to a change in postretirement benefits, as further discussed in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1. Results in 2014 also included the $34 million loss on the coinsurance transaction, as further discussed in Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Favorable net prior year development of $198 million and $7 million was recorded for the nine months ended September 30, 2015 and 2014 in our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the amounts of revenues and expenses reported during the period. Actual results may differ from those estimates.
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

SEGMENT RESULTS
The following discusses the results of continuing operations for our operating segments. Our core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
Specialty
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2015	2014	2015	2014
Net written premiums	$707	$736	$2,077	$2,150
Net earned premiums	706	725	2,075	2,126
Net investment income	76	126	365	423
Net operating income	179	184	451	480
Net realized investment gains (losses), after tax	(14)	2	(11)	6
Net income	165	186	440	486

Other performance metrics:
Loss and loss adjustment expense ratio	43.5%	50.7%	55.5%	57.1%
Expense ratio	30.8	29.8	30.9	30.1
Dividend ratio	0.1	0.3	0.2	0.2
Combined ratio	74.4%	80.8%	86.6%	87.4%

Rate	—%	3%	1%	3%
Retention	86%	87%	86%	87%
New Business	$67	$87	$206	$239
Three Month Comparison
Net written premiums for Specialty decreased $29 million for the three months ended September 30, 2015 as compared with the same period in 2014, driven by lower new business. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $5 million for the three months ended September 30, 2015 as compared with the same period in 2014. Improved underwriting results were more than offset by lower net investment income.
The combined ratio improved 6.4 points for the three months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 7.2 points driven by higher favorable net prior year development. Catastrophe losses were $3 million, or 0.5 points of the loss ratio for the three months ended September 30, 2015, as compared to $5 million, or 0.7 points of the loss ratio for the three months ended September 30, 2014. The expense ratio increased 1.0 point for the three months ended September 30, 2015, as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $132 million and $83 million was recorded for the three months ended September 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Specialty decreased $73 million for the nine months ended September 30, 2015 as compared with the same period in 2014, due to lower new business and retention. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $29 million for the nine months ended September 30, 2015 as compared with the same period in 2014, primarily due to lower net investment income.
The combined ratio improved 0.8 points for the nine months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 1.6 points due to higher favorable net prior year development and an improved current accident year loss ratio. Catastrophe losses were $15 million, or 0.7 points of the loss ratio for the nine months ended September 30, 2015, as compared to $21 million, or 1.0 point of the loss ratio for the nine months ended September 30, 2014. The expense ratio increased 0.8 points for the nine months ended September 30, 2015 as compared with the same period in 2014, primarily driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $151 million and $135 million was recorded for the nine months ended September 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	September 30, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$2,108	$2,136
Gross IBNR Reserves	4,091	4,093
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,199	$6,229
Net Case Reserves	$1,882	$1,929
Net IBNR Reserves	3,706	3,726
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,588	$5,655

Commercial
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2015	2014	2015	2014
Net written premiums	$642	$634	$2,118	$2,133
Net earned premiums	705	721	2,086	2,188
Net investment income	82	157	455	549
Net operating income	75	52	273	175
Net realized investment gains (losses), after tax	(21)	5	(16)	6
Net income	54	57	257	181

Other performance metrics:
Loss and loss adjustment expense ratio	60.6%	75.9%	66.5%	78.9%
Expense ratio	35.2	34.6	35.4	34.2
Dividend ratio	—	0.2	0.2	0.3
Combined ratio	95.8%	110.7%	102.1%	113.4%

Rate	2%	4%	2%	5%
Retention	76%	74%	77%	72%
New Business	$135	$116	$422	$396
Three Month Comparison
Net written premiums for Commercial increased $8 million for the three months ended September 30, 2015 as compared with the same period in 2014. Higher new business and retention as well as positive rate were substantially offset by the residual effect of previous underwriting actions undertaken in certain business classes. Net earned premiums decreased $16 million for the three months ended September 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums in recent quarters.
Net operating income increased $23 million for the three months ended September 30, 2015 as compared with the same period in 2014, due to improved underwriting results partially offset by lower net investment income.
The combined ratio improved 14.9 points for the three months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 15.3 points, due to favorable net prior year development for the three months ended September 30, 2015 as compared to unfavorable net prior year development for the same period in 2014 and an improved current accident year loss ratio. Catastrophe losses were $10 million, or 1.4 points of the loss ratio for the three months ended September 30, 2015, as compared to $14 million, or 2.0 points of the loss ratio for the three months ended September 30, 2014. The expense ratio increased 0.6 points for the three months ended September 30, 2015 as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $16 million was recorded for the three months ended September 30, 2015, as compared with unfavorable net prior year development of $71 million for the three months ended September 30, 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Commercial decreased $15 million for the nine months ended September 30, 2015 as compared with the same period in 2014, driven by the residual effect of previous underwriting actions undertaken in certain business classes, partially offset by positive rate and higher retention and new business. Net earned premiums decreased $102 million for the nine months ended September 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.
Net operating income increased $98 million for the nine months ended September 30, 2015 as compared with the same period in 2014, due to improved underwriting results, partially offset by lower net investment income.
The combined ratio improved 11.3 points for the nine months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 12.4 points, due to favorable net prior year development and an improved current accident year loss ratio. Catastrophe losses were $83 million, or 4.0 points of the loss ratio for the nine months ended September 30, 2015, as compared to $121 million, or 5.6 points of the loss ratio for the nine months ended September 30, 2014. The expense ratio increased 1.2 points for the nine months ended September 30, 2015 as compared with the same period in 2014, due to the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $17 million was recorded for the nine months ended September 30, 2015, as compared with unfavorable net prior year development of $155 million for the nine months ended September 30, 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	September 30, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$5,105	$5,298
Gross IBNR Reserves	4,178	4,216
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$9,283	$9,514
Net Case Reserves	$4,740	$4,947
Net IBNR Reserves	3,909	3,906
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,649	$8,853

International
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2015	2014	2015	2014
Net written premiums	$180	$190	$641	$698
Net earned premiums	203	225	601	697
Net investment income	13	15	40	46
Net operating income	9	5	40	41
Net realized investment gains (losses), after tax	—	(1)	1	—
Net income	9	4	41	41

Other performance metrics:
Loss and loss adjustment expense ratio	52.4%	59.7%	55.9%	54.8%
Expense ratio	38.0	39.3	37.6	39.3
Dividend ratio	—	—	—	—
Combined ratio	90.4%	99.0%	93.5%	94.1%

Rate	(1)%	(1)%	(1)%	(1)%
Retention	73%	72%	76%	77%
New Business	$23	$21	$83	$88
Three Month Comparison
Net written premiums for International decreased $10 million for the three months ended September 30, 2015 as compared with the same period in 2014. The decrease was driven by the unfavorable effect of foreign currency exchange rates. Excluding the effect of foreign currency exchange rates, net written premiums increased 5% for the three months ended September 30, 2015 as compared with the same period in 2014 driven by higher new business. Net earned premiums decreased $22 million for the three months ended September 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.
Net operating income increased $4 million for the three months ended September 30, 2015 as compared with the same period in 2014 due to improved underwriting results driven by higher favorable net prior year development.
The combined ratio improved 8.6 points for the three months ended September 30, 2015 as compared with the same period in 2014. The loss ratio improved 7.3 points. This improvement was due to higher favorable net prior year development, partially offset by a higher current accident year loss ratio. The deterioration in the current accident year loss ratio was driven by large losses, including losses related to the explosion in Tianjin, China. The expense ratio improved 1.3 points for the three months ended September 30, 2015 as compared with the same period in 2014 due to lower expenses, partially offset by the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $32 million and $10 million was recorded for the three months ended September 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for International decreased $57 million for the nine months ended September 30, 2015 as compared with the same period in 2014. The decrease was driven by the unfavorable effect of foreign currency exchange rates, the 2014 termination of a specialty product managing general underwriter relationship in Canada and unfavorable premium development at Hardy. Net earned premiums decreased $96 million for the nine months ended September 30, 2015 as compared with the same period in 2014, consistent with the trend in net written premiums.
The combined ratio improved 0.6 points for the nine months ended September 30, 2015 as compared with the same period in 2014. The loss ratio increased 1.1 points, primarily due to an increase in the non-catastrophe current accident year loss ratio driven by large losses. Catastrophe losses were $5 million, or 0.8 points of the loss ratio for the nine months ended September 30, 2015, as compared to $5 million, or 0.7 points of the loss ratio for the nine months ended September 30, 2014. The expense ratio improved 1.7 points for the nine months ended September 30, 2015 as compared with the same period in 2014 due to lower expenses, partially offset by the unfavorable effect of lower earned premiums.
Favorable net prior year development of $30 million and $26 million was recorded for the nine months ended September 30, 2015 and 2014. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

	September 30, 2015	December 31, 2014
(In millions)
Gross Case Reserves	$611	$752
Gross IBNR Reserves	754	689
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,365	$1,441
Net Case Reserves	$503	$598
Net IBNR Reserves	711	663
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,214	$1,261

Life & Group Non-Core
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Net earned premiums	$137	$139	$412	$417
Net investment income	182	177	540	521
Net operating loss	(30)	(42)	(71)	(35)
Net realized investment gains (losses), after tax	2	21	6	28
Net loss	(28)	(21)	(65)	(7)
Three Month Comparison
Net earned premiums for Life & Group Non-Core were consistent for the three months ended September 30, 2015 as compared with the same period in 2014, as the effect of policy lapses was substantially offset by rate increases.
Net operating loss decreased $12 million for the three months ended September 30, 2015 as compared with the same period in 2014. Results in 2014 included a $34 million after-tax loss on the coinsurance transaction, as further discussed in Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1. The net operating loss for our long term care business increased $23 million. Long term care results in 2014 benefited from unusually favorable morbidity experience in our long term care business as compared to unfavorable morbidity experience in the current year period.
Nine Month Comparison
Net earned premiums for Life & Group Non-Core were consistent for the nine months ended September 30, 2015 as compared with the same period in 2014, due to the same reasons discussed in the three month comparison.
Net operating loss increased $36 million for the nine months ended September 30, 2015 as compared with the same period in 2014. The net operating loss for our long term care business increased $64 million. Long term care results in 2014 benefited from unusually favorable morbidity experience in our long term care business as compared to unfavorable morbidity experience in the current year period. Results in 2014 included the coinsurance transaction discussed above.

Corporate & Other Non-Core
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Net investment income	$1	$5	$12	$17
Interest expense	39	48	117	138
Net operating loss	(23)	(17)	(126)	(17)
Net realized investment gains (losses), after tax	1	—	2	6
Net loss	(22)	(17)	(124)	(11)
Three Month Comparison
Net operating loss increased $6 million for the three months ended September 30, 2015 as compared with the same period in 2014. Results in 2015 included lower interest expense due to maturity of higher coupon debt in the fourth quarter of 2014. Results in 2014 were favorably affected by a $9 million after-tax reduction in the allowance for uncollectible reinsurance receivables arising from a change in estimate.
No net prior year development was recorded for the three months ended September 30, 2015, as compared with favorable net prior year development of $1 million for three months ended September 30, 2014.
Nine Month Comparison
Net operating loss increased $109 million for the nine months ended September 30, 2015 as compared with the same period in 2014. Results in 2015 were negatively affected by a $54 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Results in 2014 benefited from a $56 million after-tax curtailment gain related to a change in postretirement benefits, as further discussed in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1. Additionally, 2015 benefited from lower interest expense due to the maturity of higher coupon debt in the fourth quarter of 2014, and results in 2014 were favorably affected by the reduction in the allowance for uncollectible reinsurance receivables arising from a change in estimate.
No net prior year development was recorded for the nine months ended September 30, 2015, as compared with favorable net prior year development of $1 million for the nine months ended September 30, 2014.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2015	December 31, 2014
Gross Case Reserves	$1,555	$1,189
Gross IBNR Reserves	1,179	1,715
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,734	$2,904
Net Case Reserves	$135	$144
Net IBNR Reserves	163	171
Total Net Carried Claim and Claim Adjustment Expense Reserves	$298	$315

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions, except yields)	2015	2014	2015	2014
Fixed maturity securities:
Taxable	$346	$352	$1,040	$1,054
Tax-Exempt	103	101	304	302
Total fixed maturity securities	449	453	1,344	1,356
Limited partnership investments	(93)	29	69	199
Other, net of investment expense	(2)	(2)	(1)	1
Pretax net investment income	$354	$480	$1,412	$1,556
After-tax net investment income	$265	$346	$1,015	$1,108

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.8%	4.8%	4.9%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.5%	3.5%
After-tax net investment income for the three months ended September 30, 2015 decreased $81 million as compared with the same period in 2014. The decrease was driven by limited partnership investments, which returned (3.2)% as compared with 1.0% in the prior year period.
After-tax net investment income for the nine months ended September 30, 2015 decreased $93 million as compared with the same period in 2014. The decrease was driven by limited partnerships, which returned 2.2% as compared with 7.4% in the prior year period. Income from fixed maturity securities was unfavorably affected by a decline in the effective income yield, partially offset by favorable changes in estimates for prepayments for asset-backed securities.

Net Realized Investment Gains (Losses)
The components of Net realized investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
Fixed maturity securities:
Corporate and other bonds	$(27)	$21	$(11)	$43
States, municipalities and political subdivisions	(7)	20	(27)	38
Asset-backed	5	(2)	8	(25)
Foreign government	—	—	1	2
Total fixed maturity securities	(29)	39	(29)	58
Equity securities	(18)	(3)	(19)	2
Derivative financial instruments	(1)	—	9	1
Short term investments and other	(1)	1	—	8
Net realized investment gains (losses)	(49)	37	(39)	69
Income tax (expense) benefit on net realized investment gains (losses)	17	(10)	21	(23)
Net realized investment gains (losses), after tax	$(32)	$27	$(18)	$46
Net realized investment results, after tax, decreased $59 million for the three months ended September 30, 2015 as compared with the same period in 2014. This decrease was driven by higher OTTI losses recognized in earnings and lower net realized investment gains on sales of securities.
Net realized investment results, after tax, decreased $64 million for the nine months ended September 30, 2015 as compared with the same period in 2014, driven by the same reasons as discussed above.
Further information on our realized gains and losses, including our OTTI losses and derivative gains, is included in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by ratings distribution.

	September 30, 2015		December 31, 2014
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,718	$140	$3,882	$144
AAA	2,531	157	2,850	203
AA	9,709	948	9,404	1,016
A	9,749	836	10,594	1,064
BBB	11,363	495	11,093	889
Non-investment grade	3,131	57	2,945	117
Total	$40,201	$2,633	$40,768	$3,433
As of September 30, 2015 and December 31, 2014, only 1% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2015
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$45	$1
AAA	252	8
AA	783	16
A	1,045	17
BBB	2,851	146
Non-investment grade	1,214	63
Total	$6,190	$251
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2015
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$114	$4
Due after one year through five years	934	29
Due after five years through ten years	3,588	132
Due after ten years	1,554	86
Total	$6,190	$251

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

	September 30, 2015		December 31, 2014
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,714	10.3	$14,668	10.5
Other interest sensitive investments	26,877	4.4	27,748	4.0
Total	$41,591	6.5	$42,416	6.3
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
Short Term Investments
The carrying values of the components of Short term investments are presented in the following table.

(In millions)	September 30, 2015	December 31, 2014
Short term investments:
Commercial paper	$747	$922
U.S. Treasury securities	453	466
Money market funds	129	206
Other	153	112
Total short term investments	$1,482	$1,706

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
For the nine months ended September 30, 2015, net cash provided by operating activities was $1,045 million as compared with $1,047 million for the same period in 2014. Lower premiums collected and decreased receipts relating to returns on limited partnerships were offset by lower net claim payments and lower taxes paid.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. Net cash used by investing activities was $254 million for the nine months ended September 30, 2015, as compared with net cash used of $1,087 million for the same period in 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments. For the nine months ended September 30, 2015, net cash used by financing activities was $739 million as compared with net cash provided of $95 million for the same period in 2014. Cash used by financing activities reflected an increased special stockholder dividend in the first quarter of 2015 as compared to the same period in 2014. Additionally, in the first quarter of 2014, we issued $550 million of senior notes.
Common Stock Dividends
Dividends of $2.75 per share of our common stock, including a special dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2015. On October 30, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share, payable December 2, 2015 to stockholders of record on November 16, 2015. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term.
During the third quarter of 2015, we entered into a new credit agreement with a syndicate of banks and simultaneously terminated our previous credit agreement. The new credit agreement established a five-year $250 million senior unsecured revolving credit facility which may be used for general corporate purposes. At our election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the new credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents. Under the new credit agreement, we are required to pay a facility fee which would adjust automatically in the event of a change in our financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a defined ratio of consolidated indebtedness to consolidated total capitalization.
There are currently no amounts outstanding under our new $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago.

Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by Illinois Department of Insurance (the Department), are determined based on statutory net income and surplus as well as timing of dividends paid in the preceding twelve months. Ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. During the nine months ended September 30, 2015, CCC paid a dividend of $800 million to its parent. As of September 30, 2015, CCC is able to pay approximately $216 million of dividends that would not be subject to the prior approval of the Department.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

ACCOUNTING STANDARDS UPDATE
For discussion of an accounting standards update that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2015. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2015, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2015.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: November 3, 2015	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., The Northern Trust Company, U.S. Bank National Association and other lenders named therein, dated August 28, 2015 (Exhibit 99.1 to August 28, 2015 Form 8-K incorporated herein by reference)	10.1

Second Amendment to the CNA Supplemental Executive Savings and Capital Accumulation Plan, dated July 22, 2015	10.6.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE