Form 10-K
period 2015-12-31
CNA FINANCIAL CORP
filed 2016-02-17
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 12, 2016, 270,274,361 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $1,033 million based on the closing price of $38.21 per share of the common stock on the New York Stock Exchange on June 30, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2016 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2015. On August 1, 2014, we completed the sale of the common stock of Continental Assurance Company (CAC).
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
Our core business, commercial property and casualty insurance operations, is reported in three business segments: Specialty, Commercial and International. Our non-core businesses are reported in two business segments: Life & Group Non-Core and Corporate & Other Non-Core. Each segment is managed separately due to differences in their markets and product mix. Discussion of each segment, including the products offered, customers served and distribution channels used, are set forth in the Management's Discussion and Analysis (MD&A) included under Item 7 and in Note O to the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,700 individual companies that sell property and casualty insurance in the United States. Based on 2014 statutory net written premiums, we are the eighth largest commercial insurance writer and the 14th largest property and casualty insurance organization in the United States.
Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory, governance requirements and risk assessment practice and disclosure. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.
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
Further, domestic insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments and workers' compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process and we have the ability to recoup certain of these assessments from policyholders.
As our insurance operations are conducted in a multitude of both domestic and foreign jurisdictions, we are subject to a number of regulatory agency requirements in respect of a portion, or all, of our operations. These include, but are not limited to, the State of Illinois Department of Insurance (which is our global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Bermuda Monetary Authority and the Office of Superintendent of Financial Institutions in Canada.
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
Effective January 1, 2016, the European Union's executive body, the European Commission, implemented new capital adequacy and risk management regulations, Solvency II, that apply to our European operations. Additionally, the International Association of Insurance Supervisors (IAIS) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Reserve, the U.S. Federal Insurance Office and the National Association of Insurance Commissioners are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will impact the Company as any final proposal would ultimately need to be legislated or regulated by each individual country or state.
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
Employee Relations
As of December 31, 2015, we had approximately 6,900 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note I to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.

Years ended December 31	Percent of Total
	2015	2014	2013
California	9.1%	9.1%	9.2%
Texas	8.1	8.1	8.0
Illinois	7.5	6.7	5.9
New York	7.1	7.2	7.2
Florida	5.7	5.7	5.9
Pennsylvania	3.8	3.7	3.7
New Jersey	3.2	3.4	3.7
Canada	2.2	2.6	3.1
All other states, countries or political subdivisions	53.3	53.5	53.3
Total	100.0%	100.0%	100.0%
Approximately 8.0%, 8.8% and 9.0% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2015, 2014 and 2013.
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

Schedule of Loss Reserve Development

Calendar Year Ended	2005	2006	2007	2008	2009	2010 (a)	2011	2012 (b)	2013	2014 (c)	2015
(In millions)
Originally reported gross reserves for unpaid claim and claim adjustment expenses	$30,694	$29,459	$28,415	$27,475	$26,712	$25,412	$24,228	$24,696	$24,015	$23,271	$22,663
Originally reported ceded recoverable	10,438	8,078	6,945	6,213	5,524	6,060	4,967	5,075	4,911	4,344	4,087
Originally reported net reserves for unpaid claim and claim adjustment expenses	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621	$19,104	$18,927	$18,576
Cumulative net paid as of:
One year later	$3,442	$4,436	$4,308	$3,930	$3,762	$3,472	$4,277	$4,588	$4,352	$4,089	$—
Two years later	7,022	7,676	7,127	6,746	6,174	6,504	7,459	7,788	7,375	—	—
Three years later	9,620	9,822	9,102	8,340	8,374	8,822	9,834	9,957	—	—	—
Four years later	11,289	11,312	10,121	9,863	10,038	10,548	11,316	—	—	—	—
Five years later	12,465	11,973	11,262	11,115	11,296	11,627	—	—	—	—	—
Six years later	12,917	12,858	12,252	12,114	12,161	—	—	—	—	—	—
Seven years later	13,680	13,670	13,101	12,806	—	—	—	—	—	—	—
Eight years later	14,409	14,412	13,685	—	—	—	—	—	—	—	—
Nine years later	15,092	14,939	—	—	—	—	—	—	—	—	—
Ten years later	15,575	—	—	—	—	—	—	—	—	—	—
Net reserves re-estimated as of:
End of initial year	$20,256	$21,381	$21,470	$21,262	$21,188	$19,352	$19,261	$19,621	$19,104	$18,927	$18,576
One year later	20,588	21,601	21,463	21,021	20,643	18,923	19,081	19,506	19,065	18,672	—
Two years later	20,975	21,706	21,259	20,472	20,237	18,734	18,946	19,502	18,807	—	—
Three years later	21,408	21,609	20,752	20,014	20,012	18,514	18,908	19,214	—	—	—
Four years later	21,432	21,286	20,350	19,784	19,758	18,378	18,658	—	—	—	—
Five years later	21,326	20,982	20,155	19,597	19,563	18,202	—	—	—	—	—
Six years later	21,060	20,815	20,021	19,414	19,459	—	—	—	—	—	—
Seven years later	20,926	20,755	19,883	19,335	—	—	—	—	—	—	—
Eight years later	20,900	20,634	19,828	—	—	—	—	—	—	—	—
Nine years later	20,817	20,606	—	—	—	—	—	—	—	—	—
Ten years later	20,793	—	—	—	—	—	—	—	—	—	—
Total net (deficiency) redundancy	$(537)	$775	$1,642	$1,927	$1,729	$1,150	$603	$407	$297	$255	$—
Reconciliation to gross re-estimated reserves:
Net reserves re-estimated	$20,793	$20,606	$19,828	$19,335	$19,459	$18,202	$18,658	$19,214	$18,807	$18,672	$—
Re-estimated ceded recoverable	11,826	9,503	8,092	7,048	6,382	6,873	5,609	5,285	4,705	4,476	—
Total gross re-estimated reserves	$32,619	$30,109	$27,920	$26,383	$25,841	$25,075	$24,267	$24,499	$23,512	$23,148	$—
Total gross (deficiency) redundancy	$(1,925)	$(650)	$495	$1,092	$871	$337	$(39)	$197	$503	$123	$—
Net (deficiency) redundancy related to:
Asbestos	$(113)	$(112)	$(107)	$(79)	$—	$—	$—	$—	$—	$—	$—
Environmental pollution	(159)	(159)	(159)	(76)	—	—	—	—	—	—	—
Total asbestos and environmental pollution	(272)	(271)	(266)	(155)	—	—	—	—	—	—	—
Core (Non-asbestos & environmental pollution)	(265)	1,046	1,908	2,082	1,729	1,150	603	407	297	255	—
Total net (deficiency) redundancy	$(537)	$775	$1,642	$1,927	$1,729	$1,150	$603	$407	$297	$255	$—

(a)
Effective January 1, 2010, we ceded our net asbestos and environmental pollution claim and allocated claim adjustment expense reserves under a retroactive reinsurance agreement, as further discussed in Note E to the Consolidated Financial Statements included under Item 8.

(b)	On July 2, 2012, we acquired Hardy. As a result of this acquisition, net reserves were increased by $291 million.

(c)
In the third quarter of 2014, the Company commuted a workers' compensation reinsurance pool which had the impact of $348 million of favorable gross loss reserve development and $324 million of unfavorable ceded loss reserve development.

Additional information regarding our property and casualty claim and claim adjustment expense reserves and reserve development is set forth in the MD&A included under Item 7 and in Notes A and E to the Consolidated Financial Statements included under Item 8.
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
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of variables which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as general liability and workers' compensation, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are more pronounced for long-tail coverages due to the longer settlement period.
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
Emerging or potential claims and coverage issues include, but are not limited to, uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation.
In light of the many uncertainties associated with establishing the estimates and making the judgments necessary to establish reserve levels, we continually review and change our reserve estimates in a regular and ongoing process as experience develops from the actual reporting and settlement of claims and as the legal, regulatory and economic environment evolves. If our recorded reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Our actual experience could vary from the key assumptions used to determine active life reserves for long term care policies.
Our active life reserves for long term care policies are based on our best estimate assumptions as of December 31, 2015 with no margin for adverse deviation. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for our reserve estimates, are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, we may be required to increase our reserves. See the Life & Group Non-Core Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain because the required projection period is very long and there is limited historical data and industry data available to us, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, socioeconomic factors, changes in health trends and advances in medical care.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require changes to our reserves. This risk is more significant for our long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
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
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, reinsurance reinstatement premiums and state residual market assessments, if any. As in the case of catastrophe losses generally, it can take a long time for the ultimate cost to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, additional living expenses, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate.
Additionally, claim frequency and severity for some lines of business can be correlated to an external factor such as economic activity, financial market volatility, increasing health care costs or changes in the legal or regulatory environment. Claim frequency and severity can also be correlated to insureds' use of common business practices, equipment, vendors or software. This can result in multiple insured losses emanating out of the same underlying cause. In these instances, we may be subject to increased claim frequency and severity across multiple policies or lines of business concurrently. While we do not define such instances as catastrophes for financial reporting purposes, they are similar to catastrophes in terms of the uncertainty and potential impact on our results.
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

On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2015 is $2.6 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial.
We face intense competition in our industry; we may be adversely affected by the cyclical nature of the property and casualty business as well as the availability and cost of reinsurance.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. The competitor insurer landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on our ability to remain competitive, particularly in implementing pricing that is both attractive to our customer base and risk-appropriate to the Company. In addition, the property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, resulting in less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high, we may lose business to competitors offering competitive insurance products at lower prices. As a result, our premium levels and expense ratio could be materially adversely impacted.
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
We have significant amounts recoverable from reinsurers which are reported as receivables on our Consolidated Balance Sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced credit downgrades by rating agencies within the term of our contractual relationship, which increases the likelihood that we will not be able to recover amounts due. In addition, reinsurers could dispute amounts which we believe are due to us. If the amounts we collect from reinsurers are less than the amount recorded for any of the foregoing reasons, our net incurred losses will be higher.
We may not be able to collect amounts owed to us by policyholders who hold deductible policies and/or who purchase retrospectively rated policies, which could result in higher net incurred losses.
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
Moreover, certain policyholders purchase retrospectively rated workers' compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity prices and foreign currency prices and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities.
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
As a result of all of these factors, we may not earn an adequate return on our investments, may be required to write down the value of our investments and may incur losses on the disposition of our investments.
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
The foregoing risks relating to disruption of service, interruption of operations and data loss could expose us to monetary and reputational damages. In addition, potential exposure includes substantially increased compliance costs and requires computer system upgrades and security-related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions. Any such legal or regulatory action could have a material adverse effect on our operations.
Loss of key vendor relationships, issues relating to the transitioning of vendor relationships or exposure relating to claim administration and claim adjudication functions performed by a vendor could result in a materially adverse effect on our operations.
In the event that one or more of our vendors suffers a bankruptcy, is sold to another entity, sustains a significant business interruption or otherwise becomes unable to continue to provide products or services at the requisite level, we may be adversely affected. We may suffer operational impairments and financial losses associated with transferring business to a new vendor, assisting a vendor with rectifying operational difficulties or assuming previously outsourced operations ourselves. Our inability to provide for appropriate servicing if a vendor becomes unable to fulfill its contractual obligations to us, either through transitioning to another service provider temporarily or permanently or assuming servicing internally, may have a materially adverse effect on our operations.
Additionally, we rely on certain third-party claims administrators, including the administrators of our long term care claims, to perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against us and adverse regulatory enforcement exposure.
We face considerable competition within our industry for qualified, specialized talent and any significant inability to attract and retain talent may adversely affect the execution of our business strategies.
The successful execution of our business plan depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry for qualified employees with specialized industry experience, we may encounter obstacles to our ability to attract and retain such employees, which could adversely impact our results of operations.
We are subject to capital adequacy requirements and, if we are unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction's regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business. If we are required to record a material charge against earnings in connection with a change in estimate or the occurrence of an event, or if we incur significant losses related to our investment portfolio, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups. Finalization and adoption of this framework could increase our minimum regulatory capital requirement as well as significantly increase our cost of regulatory compliance.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our working capital needs, are limited by insurance regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary insurance regulator, are generally limited to amounts determined by formula which varies by jurisdiction. If we are restricted, by regulatory rule or otherwise, from paying or receiving intercompany dividends, we may not be able to fund our working capital needs and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
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
We are subject to extensive existing state, local, federal and foreign governmental regulations that restrict our ability to do business and generate revenues; additional regulation or significant modification to existing regulations may have a materially adverse effect on our ability to conduct our business and, accordingly, on our operations.
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
These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers.
Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. The jurisdictions in which we do business may also require us to provide coverage to persons whom we would not otherwise consider eligible or restrict us from withdrawing from unprofitable lines of business or unprofitable market areas. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Chicago location, owned by CCC, houses our principal executive offices. Our subsidiaries lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations.

Location	Amount (Square Feet) of Building Owned and Occupied or Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	608,388	Principal executive offices of CNAF
2405 Lucien Way, Maitland, Florida	113,169	Property and casualty insurance offices
125 S. Broad Street, New York, New York	64,248	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	61,308	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	56,281	Property and casualty insurance offices
1 Meridian Boulevard, Wyomissing, Pennsylvania	53,579	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	36,768	Property and casualty insurance offices
1249 S. River Road, Cranbury, New Jersey	36,676	Property and casualty insurance offices
700 N. Pearl Street, Dallas, Texas	36,637	Property and casualty insurance offices
555 Mission Street, San Francisco, California	35,130	Property and casualty insurance offices
We lease the office space described above except for the building in Chicago, Illinois which is owned. We consider our properties to be in generally good condition, well maintained and suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
Information on our legal proceedings is set forth in Note F to the Consolidated Financial Statements included under Item 8.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol CNA.
As of February 12, 2016, we had 270,274,361 shares of common stock outstanding and approximately 90% of our outstanding common stock was owned by Loews. We had 1,090 stockholders of record as of February 12, 2016 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in 2015 and 2014.
The table below shows the high and low closing prices for our common stock based on the New York Stock Exchange Composite Transactions.

	2015			2014
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$43.40	$36.61	$2.25	$42.79	$38.11	$1.25
Second	41.82	37.91	0.25	43.08	39.45	0.25
Third	40.43	34.29	0.25	40.74	37.07	0.25
Fourth	37.05	34.24	0.25	39.53	36.29	0.25
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2011, and that dividends, if any, were reinvested.

Company / Index	Base Period	2011	2012	2013	2014	2015
CNA Financial Corporation	$100.00	$100.34	$107.36	$168.16	$159.34	$155.57
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Property & Casualty Insurance Index	100.00	99.75	119.81	165.69	191.78	210.05

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. On July 2, 2012, we acquired Hardy. The results of Hardy are included from the date of acquisition. The table should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K. The comparative period Financial Condition data through 2013 includes CAC assets and liabilities.

As of or for the years ended December 31
(In millions, except per share data)	2015	2014	2013	2012	2011
Results of Operations:
Revenues	$9,101	$9,692	$9,932	$9,364	$8,767
Income (loss) from continuing operations, net of tax	$479	$888	$915	$620	$740
(Loss) income from discontinued operations, net of tax	—	(197)	22	8	(112)
Net (income) loss attributable to noncontrolling interests, net of tax	—	—	—	—	(16)
Net income (loss) attributable to CNA	$479	$691	$937	$628	$612
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$1.77	$3.29	$3.39	$2.30	$2.69
(Loss) income from discontinued operations	—	(0.73)	0.09	0.03	(0.42)
Basic earnings (loss) per share	$1.77	$2.56	$3.48	$2.33	$2.27
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$1.77	$3.28	$3.39	$2.30	$2.69
(Loss) income from discontinued operations	—	(0.73)	0.08	0.03	(0.42)
Diluted earnings (loss) per share	$1.77	$2.55	$3.47	$2.33	$2.27
Dividends declared per common share	$3.00	$2.00	$0.80	$0.60	$0.40
Financial Condition:
Total investments	$44,699	$46,262	$46,107	$47,636	$44,373
Total assets	55,047	55,566	57,194	58,522	55,110
Insurance reserves	36,486	36,380	38,394	40,005	37,554
Long and short term debt	2,562	2,559	2,560	2,570	2,608
Total CNA stockholders' equity	11,756	12,794	12,651	12,314	11,488
Book value per common share	$43.49	$47.39	$46.91	$45.71	$42.66

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
Sale of CAC
On August 1, 2014, we closed the sale of the common stock of CAC, our life insurance subsidiary. In connection with the sale, we recorded an after-tax loss on sale of $211 million, which is reflected in (Loss) income from discontinued operations. Further information is provided in Notes A and P to the Consolidated Financial Statements included under Item 8.
In connection with the sale of CAC, we entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this transaction, we recognized an after-tax operating loss of $34 million in 2014. Further information is provided in Note A to the Consolidated Financial Statements included under Item 8.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Years ended December 31
(In millions)	2015	2014	2013
Operating Revenues
Net earned premiums	$6,921	$7,212	$7,271
Net investment income	1,840	2,067	2,282
Other revenues	407	356	359
Total operating revenues	9,168	9,635	9,912
Claims, Benefits and Expenses
Net incurred claims and benefits	5,372	5,577	5,793
Policyholders' dividends	12	14	13
Amortization of deferred acquisition costs	1,540	1,317	1,362
Other insurance related expenses	1,093	1,029	1,013
Other expenses	535	548	475
Total claims, benefits and expenses	8,552	8,485	8,656
Operating income before income tax	616	1,150	1,256
Income tax expense on operating income	(101)	(301)	(355)
Net operating income	515	849	901
Net realized investment (losses) gains	(67)	57	20
Income tax benefit (expense) on net realized investment (losses) gains	31	(18)	(6)
Net realized investment (losses) gains, after tax	(36)	39	14
Income from continuing operations	479	888	915
(Loss) income from discontinued operations, net of tax	—	(197)	22
Net income	$479	$691	$937
2015 Compared with 2014
Net operating income decreased $334 million in 2015 as compared with 2014. Net operating income decreased $44 million for our core segments due to a decrease in net investment income driven by lower limited partnership returns, partially offset by improved underwriting results. Catastrophe losses were $95 million after tax in 2015 as compared to $102 million after tax in 2014. Net operating results decreased $290 million for our non-core segments driven by a $198 million after-tax charge related to recognition of a premium deficiency and a small deficiency in claim reserves in our long term care business, as further discussed in Reserves-Estimates and Uncertainties within this MD&A, as well as in Note A to the Consolidated Financial Statements included under Item 8. Additionally, results in 2015 decreased $51 million as compared to 2014 as a result of the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed at Note E to the Consolidated Financial Statements included under Item 8.
Favorable net prior year development of $218 million and $53 million was recorded in 2015 and 2014 related to our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

2014 Compared with 2013
Net income from continuing operations decreased $27 million in 2014 as compared with 2013, driven by lower net operating income.
Net realized investment gains, after tax, increased $25 million in 2014 as compared with 2013.
Net operating income decreased $52 million in 2014 as compared with 2013. Net operating income decreased $175 million for our core segments. Specialty and Commercial decreased while International produced consistent results. This decrease was primarily due to lower net investment income and lower favorable net prior year development, partially offset by improved current accident year underwriting results. Catastrophe losses were $102 million after tax in 2014 as compared to $111 million after tax in 2013. Net operating results improved $123 million for our non-core segments, primarily driven by results in our Corporate & Other Non-Core segment related to retroactive reinsurance accounting in 2013.
Favorable net prior year development of $53 million and $160 million was recorded in 2014 and 2013 related to our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.
Net earned premiums decreased $59 million in 2014 as compared with 2013 driven by a $98 million decrease in Commercial, partially offset by a $43 million increase in Specialty.

CRITICAL ACCOUNTING ESTIMATES
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the amount of revenues and expenses reported during the period. Actual results may differ from those estimates.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future premium rate increases. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Reinsurance and Insurance Receivables
An exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, our past experience and current economic conditions. Further information on our reinsurance receivables is in Note G to the Consolidated Financial Statements included under Item 8.
Additionally, an exposure exists with respect to the collectibility of amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies and retrospectively rated policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances currently due from insureds as well as in the future, management's experience and current economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations or equity could be materially adversely affected.

Valuation of Investments and Impairment of Securities
We classify our fixed maturity securities and equity securities as either available-for-sale or trading which are both carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on our fair value measurements is in Note C to the Consolidated Financial Statements included under Item 8.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, the relevant industry conditions and trends and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Further information on our process for evaluating impairments is in Note A to the Consolidated Financial Statements included under Item 8.
Long Term Care Policies
Future policy benefits reserves for our long term care policies are based on certain assumptions including morbidity, persistency, discount rates and future premium rate increases. The adequacy of the reserves is contingent on actual experience related to these key assumptions. If actual experience differs from these assumptions, the reserves may not be adequate, requiring us to add to reserves.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving discount rate assumption could result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may also require an increase to our reserves. In addition, we may not receive regulatory approval for the premium rate increases we request.
These changes to our reserves could materially adversely impact our results of operations and equity. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations under our benefit plans. The assumptions that most affect these costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are evaluated relative to current economic factors such as inflation, interest rates and broader capital market expectations. Changes in these assumptions can have a material impact on pension obligations and pension expense.
To determine the discount rate assumption as of the year-end measurement date for our CNA Retirement Plan and CNA Health and Group Benefits Program, we considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody's or a rating of AA or better from S&P. We reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The trend of those data points was also considered.
In determining the expected long term rate of return on plan assets assumption for our CNA Retirement Plan, we considered the historical performance of the investment portfolio as well as the long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.
Further information on our pension and postretirement benefit obligations is in Note I to the Consolidated Financial Statements included under Item 8.

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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note E to the Consolidated Financial Statements included under Item 8.
Property and Casualty Claim and Claim Adjustment Expense Reserves
We maintain loss reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note E to the Consolidated Financial Statements included under Item 8.
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
Emerging or potential claims and coverage issues include, but are not limited to, uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation.
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
To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, we completed a transaction with NICO under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010.
The Loss Portfolio Transfer is a retroactive reinsurance contract. The cumulative amounts ceded under the Loss Portfolio Transfer exceed the consideration paid, therefore we have recognized a deferred retroactive reinsurance gain. This deferred gain is recognized in earnings in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit of the contract.
See Note E to the Consolidated Financial Statements included under Item 8 for further discussion of the Loss Portfolio Transfer, its impact on our results of operations and the deferred retroactive reinsurance gain.

Historically we performed our actuarial review of A&EP claims in the fourth quarter. In 2014 we were unable to complete the fourth quarter review because we determined that additional information and analysis of inuring third-party reinsurance recoveries was required. The reserve review was completed in the second quarter of 2015 and management adopted the second quarter of the year as the timing for all future annual A&EP claims actuarial reviews.
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
The detailed analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. Our actuaries determine a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve group being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).
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

For many reserve groups, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers' compensation.
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
The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve groups where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular reserve group being modeled. For some reserve groups, we use models which rely on historical development patterns at an aggregate level, while other reserve groups are modeled using individual claim variability assumptions supplied by the claims department. In either case, multiple simulations are run and the results are analyzed to produce a range of potential outcomes. The results will typically include a mean and percentiles of the possible reserve distribution which aid in the selection of a point estimate.

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
For other more complex reserve groups where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation.
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with senior management to determine the best estimate of reserves. Senior management considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends.
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific reserve group being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management's best estimate which is then recorded as the loss reserve.
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
The key assumptions fundamental to the reserving process are often different for various reserve groups and accident or policy years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the paid development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. As a result, the effect on reserve estimates of a particular change in assumptions typically cannot be specifically quantified, and changes in these assumptions cannot be tracked over time.
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

The three areas for which we believe a significant deviation to our net reserves is reasonably possible are (i) professional liability, management liability, and surety products; (ii) workers' compensation; and (iii) general liability.
Professional liability and management liability products and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that the net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.4 billion as of December 31, 2015.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers' compensation reserve estimates. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $400 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $350 million. Our net reserves for workers' compensation were approximately $4.3 billion as of December 31, 2015.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.6 billion as of December 31, 2015.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing our reserve estimates, we make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to change our reserves in prior periods and could lead to the identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and corporate debt ratings positively or negatively. See the Ratings section of this MD&A for further information regarding our financial strength and corporate debt ratings.
Life & Group Non-Core Policyholder Reserves
We maintain both claim and claim adjustment expense reserves as well as future policy benefits reserves for policyholder benefits for our Life & Group Non-Core segment. Claim and claim expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for our long term care policies, our actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. Our recorded claim and claim adjustment expense reserves reflect our best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment reserves are also maintained for structured settlement obligations that are not funded by annuities related to certain property and casualty claimants. Future policy benefits reserves represent the active life reserves related to our long term care policies and are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to our financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
While the structured settlement obligations arise under short duration contracts, long duration contract principles and actuarial methods are used to determine management's best estimate of the required claim and claim adjustment reserve.
Under GAAP, reserves for long term care future policy benefits and the unfunded structured settlement annuity claim and claim adjustment expense reserves were first established based on our actuarial best estimate assumptions at the date the contract was issued plus a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, persistency, discount rates and expenses over the life of the contracts. These assumptions are locked in throughout the life of the contract unless a premium deficiency develops. The impact of differences between the actuarial assumptions and actual experience is reflected in results of operations each period.
Long term care policies provide benefits for nursing homes, assisted living and home health care subject to various daily and lifetime caps. Policyholders must continue to make periodic premium payments to keep the policy in force. Generally we have the ability to increase policy premiums, subject to state regulatory approval.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency and discount rate. Persistency can be affected by policy lapses and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility. There is limited historical company and industry data available to us for long term care morbidity and mortality, as only a portion of the policies written to date are in claims paying status. As a result of this variability, our long term care reserves may be subject to material increases if actual experience develops adversely to our expectations.
Annually, management assesses the adequacy of its GAAP long term care future policy benefits reserves as well as the claim and claim adjustment expense reserves for unfunded structured settlement obligations by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions, including anticipated future premium rate increases, as of the date of the assessment without provisions for adverse deviation. The GPV reserves are then compared to the recorded reserves. If the GPV reserves are greater than the existing net GAAP reserves (i.e. reserves net of any deferred acquisition costs asset), the existing net GAAP reserves are unlocked and are increased to the greater amount. Any such increase is reflected in our results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations, equity and business and insurer financial strength and corporate debt ratings.
Prior to December 31, 2015, the active life reserves for long term care were based on the actuarial assumptions established at policy issuance. The December 31, 2014 GPV indicated the carried reserves included a margin of approximately $100 million. The December 31, 2015 GPV indicated a premium deficiency of $296 million. A summary of the changes in the GPV results is presented in the table below:

Long Term Care Active Life Reserve - Change in GPV (In millions)
December 31, 2014 Margin	$100
Changes in underlying morbidity assumptions	(398)
Changes in underlying persistency assumptions	(80)
Changes in underlying discount rate assumptions	47
Changes in underlying premium rate action assumptions	50
Changes in underlying expense and other assumptions	(15)
December 31, 2015 Premium Deficiency	$(296)

The premium deficiency was primarily driven by changes in morbidity assumptions, in particular by higher claim incidence, reflective of trends observed in our emerging experience. There are a variety of factors that impact claim incidence rates, including, but not limited to, policyholder behavior, socioeconomic factors, changes in health trends and advances in medical care. The premium deficiency was also adversely affected by changes in persistency assumptions, primarily from lower projected active life mortality rates. Adverse changes from morbidity and persistency were somewhat offset by increases in planned rate increase actions and changes in discount rate assumptions. The increase in planned rate actions was primarily due to updated assumptions on the approval rate and timing of future premium rate increases in our group block. Changes in discount rate assumptions were primarily due to changes in future interest rate assumptions, contemplating both near-term market indications and long-term normative assumptions. Changes in expenses and other assumptions had a small adverse impact on the premium deficiency.
The indicated premium deficiency necessitated a charge to income that was effected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. As a result, the long term care active life reserves carried as of December 31, 2015 represent management's best estimate assumptions at that date with no margin for adverse deviation. Since there is no margin in the carried reserves, we may have to unlock our reserve assumptions in the future. Factors that could affect the need to unlock reserve assumptions include the significance and persistence of variances between actual experience and the expected results contemplated in the best estimate reserves as well as changes in our outlook of the future.
In addition to the premium deficiency, our annual experience study of claim reserves indicated a deficiency of $9 million. The deficiency was primarily related to updating claim frequency assumptions on incurred but not reported claims, offset by favorable severity on existing claims. The total after-tax impact of the premium deficiency and claim reserve deficiency was $198 million.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. The hypothetical revisions have been updated from the disclosures in prior periods to be reflective of our updated best estimate assumptions as of December 31, 2015 in support of our active life reserves. As a result, in some cases the scenarios described below are not directly comparable to prior periods. Persistency now reflects active life mortality and lapse whereas prior periods reflected total lives. Discount rates now reflect future interest rates only whereas prior periods reflected future interest rates and changes in our existing investment portfolio yield. The hypothetical scenarios for morbidity and premium rate actions are comparable to prior periods.

December 31, 2015
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
5% increase in morbidity	$611
10% increase in morbidity	1,223
Persistency:
5% decrease in active life mortality and lapse	$211
10% decrease in active life mortality and lapse	436
Discount Rates:
50 basis point decline in future interest rates	$321
100 basis point decline in future interest rates	675
Premium Rate Actions:
25% decrease in anticipated future rate increases premium	$165
50% decrease in anticipated future rate increases premium	329
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
Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core. Life & Group Non-Core primarily includes the results of our long term care business that is in run-off. Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP. Intersegment eliminations are also included in this segment.
Our property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. The claims structure consists of two regional claim centers designed to efficiently handle the high volume of low severity claims including property damage, liability and workers' compensation medical only claims, and 16 principal claim offices handling the more complex claims. We also have a presence in Canada, Europe and Singapore consisting of 19 branch operations and access to business placed at Lloyd's of London through Hardy Syndicate 382.
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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize rate, retention and new business in evaluating operating trends. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers.
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on our reserves is provided in Note E to the Consolidated Financial Statements included under Item 8.

Specialty
Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:
Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages. This group provides professional liability coverages to various professional firms, including architects, real estate agents, accounting firms, law firms and other professional firms. Management & Professional Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability, through CNA HealthCare, also offers insurance products to serve the healthcare industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer groups include aging services, allied medical facilities, life sciences, dentists, physicians, hospitals and nurses and other medical practitioners.
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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate and retention)	2015	2014	2013
Net written premiums	$2,781	$2,839	$2,880
Net earned premiums	2,782	2,838	2,795
Net investment income	474	560	629
Net operating income	560	634	668
Net realized investment (losses) gains, after tax	(22)	10	(3)
Net income	538	644	665

Other performance metrics:
Loss and loss adjustment expense ratio	57.4%	57.3%	57.0%
Expense ratio	31.1	30.1	29.9
Dividend ratio	0.2	0.2	0.2
Combined ratio	88.7%	87.6%	87.1%

Rate	1%	3%	6%
Retention	86%	87%	85%
New Business	$279	$309	$342
2015 Compared with 2014
Net written premiums for Specialty decreased $58 million in 2015 as compared with 2014, driven by lower new business. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $74 million in 2015 as compared with 2014, primarily due to lower net investment income.
The combined ratio increased 1.1 points in 2015 as compared with 2014. The loss ratio increased 0.1 points due to deterioration in the current accident year loss ratio, primarily offset by higher net favorable prior year development. Catastrophe losses were $13 million, or 0.4 points of the loss ratio, for 2015 as compared to $21 million, or 0.7 points of the loss ratio, for 2014. The expense ratio increased 1.0 point in 2015 as compared with 2014, driven by increased underwriting expenses and the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $152 million and $149 million was recorded in 2015 and 2014. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2015	2014
Gross Case Reserves	$2,011	$2,136
Gross IBNR Reserves	4,258	4,093
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,269	$6,229
Net Case Reserves	$1,810	$1,929
Net IBNR Reserves	3,758	3,726
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,568	$5,655
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
Favorable net prior year development of $149 million and $210 million was recorded in 2014 and 2013. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

Commercial
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
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate and retention)	2015	2014	2013
Net written premiums	$2,818	$2,817	$2,960
Net earned premiums	2,788	2,906	3,004
Net investment income	593	723	899
Net operating income	369	307	448
Net realized investment (losses) gains, after tax	(31)	10	(10)
Net income	338	317	438

Other performance metrics:
Loss and loss adjustment expense ratio	65.1%	75.3%	75.2%
Expense ratio	36.1	33.7	34.0
Dividend ratio	0.3	0.3	0.3
Combined ratio	101.5%	109.3%	109.5%

Rate	2%	5%	9%
Retention	79%	73%	74%
New Business	$552	$491	$622
2015 Compared with 2014
Net written premiums for Commercial were consistent in 2015 as compared with 2014. Positive rate and higher retention and new business were offset by the residual effect of previous underwriting actions undertaken in certain business classes. Net earned premiums decreased $118 million in 2015 as compared with 2014, consistent with the trend in recent quarters in net written premiums.
Net operating income increased $62 million in 2015 as compared with 2014. This increase was primarily due to improved underwriting results partially offset by lower net investment income.

The combined ratio improved 7.8 points in 2015 as compared to 2014. The loss ratio improved 10.2 points, due to favorable net prior year development for 2015 as compared to unfavorable net prior year development for 2014 and an improved current accident year loss ratio. Catastrophe losses were $101 million, or 3.6 points of the loss ratio, for 2015, as compared to $125 million, or 4.4 points of the loss ratio, for 2014. The expense ratio increased 2.4 points in 2015 as compared with 2014, due to higher expenses including increased commissions, the favorable impact in 2014 of recoveries on insurance receivables written off in prior years and the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $30 million was recorded in 2015 as compared with unfavorable net prior year development of $156 million in 2014. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2015	2014
Gross Case Reserves	$4,975	$5,298
Gross IBNR Reserves	4,208	4,216
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$9,183	$9,514
Net Case Reserves	$4,651	$4,947
Net IBNR Reserves	3,925	3,906
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,576	$8,853
2014 Compared with 2013
Net written premiums for Commercial decreased $143 million in 2014 as compared with 2013 primarily driven by a lower level of new business, reflecting competitive market conditions, and underwriting actions taken in certain business classes, partially offset by continued rate increases. Net earned premiums decreased $98 million in 2014 as compared with 2013, consistent with decreased net written premiums.
Net income decreased $121 million in 2014 as compared with 2013. This decrease was due to lower net operating income, partially offset by improved net realized investment results.
Net operating income decreased $141 million in 2014 as compared with 2013. This decrease was primarily due to lower net investment income and higher unfavorable net prior year development, partially offset by improved current accident year underwriting results. In addition, 2013 results included a legal settlement benefit of $31 million after tax.
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
Unfavorable net prior year development of $156 million and $114 million was recorded in 2014 and 2013. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

International
International provides property and casualty insurance and specialty coverages on a global basis through its operations in Canada, the United Kingdom, Continental Europe and Singapore, as well as through its presence at Lloyd’s of London.
The International business is grouped into broad business units - Energy & Marine, Property, Casualty, Specialty, and Healthcare & Technology - and is managed across three territorial platforms.
Canada provides standard commercial and specialty insurance products, primarily in the marine, oil & gas, construction, manufacturing and life science industries.
CNA Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the marine, property, financial services and healthcare & technology, industries throughout Europe on both a domestic and cross border basis.
Hardy operates through Lloyd’s Syndicate 382 underwriting primarily short-tail exposures in energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity of and results from the syndicate are 100% attributable to CNA.

The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate and retention)	2015	2014	2013
Net written premiums	$822	$880	$959
Net earned premiums	804	913	916
Net investment income	52	61	60
Net operating income	37	69	69
Net realized investment gains, after tax	1	—	3
Net income	38	69	72

Other performance metrics:
Loss and loss adjustment expense ratio	59.5%	53.5%	53.4%
Expense ratio	38.1	38.9	39.7
Dividend ratio	—	—	—
Combined ratio	97.6%	92.4%	93.1%

Rate	(1)%	(1)%	1%
Retention	76%	74%	79%
New Business (a)	$111	$115	$117
(a) This does not include Hardy new business.
2015 Compared with 2014
Net written premiums for International decreased $58 million in 2015 as compared with 2014, driven by the unfavorable effect of foreign currency exchange rates, the 2014 termination of a specialty product managing general underwriter relationship in Canada and unfavorable premium development at Hardy. Excluding the effect of foreign currency exchange rates, net written premiums increased 2.4% in 2015 as compared with 2014. Net earned premiums decreased $109 million in 2015 as compared with 2014, consistent with the trend in net written premiums.
Net operating income decreased $32 million in 2015 as compared with 2014. This decrease was due to less favorable underwriting results, partially offset by less unfavorable effects of foreign currency exchange rates.
The combined ratio increased 5.2 points in 2015 as compared with 2014. The loss ratio increased 6.0 points, primarily due to less favorable net prior year development and an increase in the current accident year loss ratio driven by large losses. Catastrophe losses were $27 million, or 3.3 points of the loss ratio, for 2015, as compared to $10 million, or 1.0 point of the loss ratio, for 2014. The expense ratio improved 0.8 points in 2015 as compared with 2014 due to lower expenses, partially offset by the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $36 million and $57 million was recorded in 2015 and 2014. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2015	2014
Gross Case Reserves	$622	$752
Gross IBNR Reserves	725	689
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,347	$1,441
Net Case Reserves	$531	$598
Net IBNR Reserves	688	663
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,219	$1,261

2014 Compared with 2013

Net written premiums for International decreased $79 million in 2014 as compared with 2013, primarily due to the 2013 Hardy commutation of a third-party capital provider's 15% share of the 2012 year of account as well as the termination of a specialty product managing general underwriter relationship in Canada. The Hardy commutation increased 2013 net written premiums by $51 million and 2013 net earned premiums by $45 million. Net earned premiums decreased $3 million in 2014 as compared with 2013, consistent with decreases in net written premiums.
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
Favorable net prior year development of $57 million and $59 million was recorded in 2014 and 2013. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

Life & Group Non-Core
The Life & Group Non-Core segment primarily includes the results of our long term care business that is in run-off. Long term care policies were sold on both an individual and group basis. While considered non-core, new enrollees in existing groups were accepted through February 1, 2016.
The following table summarizes the results of operations for Life & Group Non-Core.

Years ended December 31
(In millions)	2015	2014	2013
Net earned premiums	$548	$556	$559
Net investment income	704	700	662
Net operating loss	(314)	(69)	(74)
Net realized investment gains, after tax	8	7	18
Net loss	(306)	(62)	(56)
2015 Compared with 2014
Net earned premiums for Life & Group Non-Core decreased $8 million in 2015 as compared with 2014. The effect of policy lapses was substantially offset by premium rate increases.
Net operating loss increased $245 million in 2015 as compared with 2014. The increase was driven by a $296 million charge related to recognition of a premium deficiency and a $9 million deficiency in claim reserves in our long term care business. The after-tax impact of both of these items was $198 million. Excluding the effects of these items, results in 2015 were also negatively affected by higher morbidity in our long term care business. Results in 2014 were negatively affected by a $34 million after-tax loss on a coinsurance transaction related to the sale of CAC. For further discussion of drivers of the premium deficiency, see the Reserves - Estimates and Uncertainties section of this MD&A.
As a result of recognizing the premium deficiency, the actuarial assumptions used to determine long term care Future policy benefits reserves were unlocked. The December 31, 2015 Future policy benefits reserves for long term care are based on our best estimate assumptions with no margin for adverse deviation. Since there is no margin in the carried reserves, we may have to unlock our reserve assumptions in the future. Factors that could affect the need to unlock reserve assumptions include the significance and persistence of variances between actual experience and the expected results contemplated in the best estimate reserves as well as changes in our outlook of the future.
The periodic operating results for this business in 2016 will reflect any variance between actual experience and the expected results contemplated in our best estimate reserves.

The following table summarizes policyholder reserves for Life & Group Non-Core.

December 31, 2015
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,229	$8,335	$10,564
Structured settlement annuities	581	—	581
Other	21	—	21
Total	2,831	8,335	11,166
Shadow adjustments (a)	99	1,610	1,709
Ceded reserves	290	207	497
Total gross reserves	$3,220	$10,152	$13,372

December 31, 2014
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,064	$7,782	$9,846
Structured settlement annuities	606	—	606
Other	28	1	29
Total	2,698	7,783	10,481
Shadow adjustments (a)	145	1,522	1,667
Ceded reserves	340	185	525
Total gross reserves	$3,183	$9,490	$12,673
(a) To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). The Shadow adjustment presented above as of December 31, 2014 does not include $314 million related to Deferred acquisition costs.
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

Corporate & Other Non-Core
Corporate & Other Non-Core primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including intersegment eliminations.

Years ended December 31
(In millions)	2015	2014	2013
Net investment income	$17	$23	$32
Interest expense	154	182	160
Net operating loss	(137)	(92)	(210)
Net realized investment gains, after tax	8	12	6
Net loss	(129)	(80)	(204)
2015 Compared with 2014
Net operating loss increased $45 million in 2015 as compared with 2014. Results in 2015 were negatively affected by an increase in gross A&EP claim reserves. While all of this reserve development is reinsured under the Loss Portfolio Transfer, only a portion of the reinsurance recovery is currently recognized because of the application of retroactive reinsurance accounting. As a result, the net operating loss comparison was negatively affected by $51 million, as further discussed in Note E to the Consolidated Financial Statements included under Item 8. Results in 2015 benefited from lower interest expense due to the maturity of higher coupon debt in the fourth quarter of 2014. Results in 2014 included a $56 million after-tax curtailment gain related to a change in postretirement benefits, substantially offset by a $55 million after-tax lump sum pension plan settlement, as further discussed in Note I to the Consolidated Financial Statements included under Item 8.
No net prior year development was recorded for the year ended December 31, 2015 as compared with favorable net prior year development of $3 million for the year ended December 31, 2014.
The following table summarizes the gross and net carried reserves for Corporate & Other Non-Core.

December 31
(In millions)	2015	2014
Gross Case Reserves	$1,521	$1,189
Gross IBNR Reserves	1,123	1,715
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,644	$2,904
Net Case Reserves	$130	$144
Net IBNR Reserves	153	171
Total Net Carried Claim and Claim Adjustment Expense Reserves	$283	$315
2014 Compared with 2013
Net loss decreased $124 million in 2014 as compared with 2013. Results in 2013 included the unfavorable impact of a $123 million after-tax deferred gain under retroactive reinsurance accounting related to the Loss Portfolio Transfer, as further discussed in Note E to the Consolidated Financial Statements included under Item 8. Results in 2014 included a $56 million after-tax benefit related to a postretirement plan curtailment, substantially offset by a $55 million after-tax lump sum pension plan settlement, as further discussed in Note I to the Consolidated Financial Statements included under Item 8.
Favorable net prior year development of $3 million and $5 million was recorded in 2014 and 2013.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Fixed maturity securities:
Taxable	$1,375	$1,399	$1,510
Tax-Exempt	376	404	317
Total fixed maturity securities	1,751	1,803	1,827
Limited partnership investments	92	263	451
Other, net of investment expense	(3)	1	4
Net investment income	$1,840	$2,067	$2,282
Net investment income, after tax	$1,329	$1,473	$1,578

Effective income yield for the fixed maturity securities portfolio, pretax	4.7%	4.8%	5.0%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%	3.5%
Net investment income, after tax, decreased $144 million in 2015 as compared with 2014. The decrease was driven by limited partnership investments, which returned 3.0% in 2015 as compared with 9.7% in the prior year. Income from fixed maturity securities, after tax, decreased $34 million driven by a $25 million change in estimate effected by a change in accounting principle to better reflect the yield on fixed maturity securities that have call provisions. Additionally income from fixed maturity securities decreased due to lower reinvestment rates, partially offset by favorable changes in estimates for prepayments for asset-backed securities. See further discussion of the accounting change in Note A to the Consolidated Financial Statements included under Item 8.
Net investment income, after tax, decreased $105 million in 2014 as compared with 2013. The decrease was primarily driven by limited partnerships, which produced a rate of return of 9.7% as compared with 18.3% in the prior year. This was partially offset by an increase in after-tax fixed maturity securities investment income due to additional investments in tax-exempt securities.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Fixed maturity securities:
Corporate and other bonds	$(55)	$67	$42
States, municipalities and political subdivisions	(22)	(7)	36
Asset-backed	10	(21)	(40)
Foreign government	1	2	4
Redeemable preferred stock	—	—	(1)
Total fixed maturity securities	(66)	41	41
Equity securities	(23)	1	(22)
Derivative securities	10	(1)	(9)
Short term investments and other	12	16	10
Net realized investment (losses) gains	(67)	57	20
Income tax benefit (expense) on net realized investment (losses) gains	31	(18)	(6)
Net realized investment (losses) gains , after tax	$(36)	$39	$14
Net realized investment results, after tax, decreased $75 million for 2015 as compared with 2014, driven by higher OTTI losses recognized in earnings and lower net realized investment gains on sales of securities. Net realized investment gains, after tax, increased $25 million for 2014 as compared with 2013, driven by higher net realized investment gains on sales of securities. Further information on our realized gains and losses, including our OTTI losses and derivative gains (losses), as well as our impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2015		2014
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,910	$101	$3,882	$144
AAA	1,938	123	2,850	203
AA	8,919	900	9,404	1,016
A	10,044	904	10,594	1,064
BBB	11,595	307	11,093	889
Non-investment grade	3,166	(16)	2,945	117
Total	$39,572	$2,319	$40,768	$3,433
As of December 31, 2015 and 2014, only 1% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2015
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	684	4
AAA	293	5
AA	518	7
A	1,015	20
BBB	4,045	239
Non-investment grade	1,395	113
Total	$7,950	$388
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2015
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$252	$3
Due after one year through five years	1,127	37
Due after five years through ten years	5,091	224
Due after ten years	1,480	124
Total	$7,950	$388

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
The effective durations of fixed maturity securities and short term investments are presented in following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

December 31	2015		2014
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$14,879	9.6	$14,668	10.5
Other interest sensitive investments	26,435	4.3	27,748	4.0
Total	$41,314	6.2	$42,416	6.3
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

December 31
(In millions)	2015	2014
Short term investments:
Commercial paper	$998	$922
U.S. Treasury securities	411	466
Money market funds	60	206
Other	191	112
Total short term investments	$1,660	$1,706

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2015, net cash provided by operating activities was $1,387 million as compared with $1,440 million for 2014. In 2015, cash provided by operating activities reflected lower premiums collected and decreased receipts relating to returns on limited partnerships offset by lower net claim payments. Net cash provided by operating activities was $1,204 million in 2013. Operating cash flows in 2014 reflected increased receipts relating to returns on limited partnerships and lower net claim payments, substantially offset by increased tax payments. Additionally, in 2013 we contributed $75 million to the CNA Retirement Plan.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $372 million for 2015, as compared with $918 million and $898 million for 2014 and 2013. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
Net cash used by financing activities was $807 million, $519 million and $264 million for 2015, 2014 and 2013. Cash used by financing activities reflected an increased special stockholder dividend in 2015 as compared to 2014. Additionally, in 2014, we issued $550 million of senior notes.
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
CCC paid dividends of $900 million, $650 million and $400 million to CNAF during 2015, 2014 and 2013.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

Common Stock Dividends
Dividends of $3.00 per share of our common stock, including a special dividend of $2.00 per share, were declared and paid in 2015. On February 5, 2016, our Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable March 9, 2016 to stockholders of record on February 22, 2016. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2015
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,306	$495	$399	$1,048	$1,364
Lease obligations	261	35	61	48	117
Claim and claim adjustment expense reserves (b)	24,056	5,256	6,563	3,303	8,934
Future policy benefits reserves (c)	33,074	(420)	(216)	450	33,260
Total (d), (e), (f)	$60,697	$5,366	$6,807	$4,849	$43,675

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2015. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2015. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Does not include expected estimated contribution of $15 million to our pension and postretirement plans in 2016.
(e) Does not include investment commitments of $548 million related to limited partnerships, privately placed debt securities and mortgage loans.

(f)	Does not include commitments of $166 million related to the new lease agreements discussed in Note L to the Consolidated Financial Statements under Item 8.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, E, F, H, I and L to the Consolidated Financial Statements included under Item 8.

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
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P. The table also includes the ratings for CNAF senior debt.

December 31, 2015	Insurance Financial Strength Ratings		Corporate Debt Ratings
	CCC Group	Western Surety Group	CNAF - Senior Debt
A.M. Best	A	A	bbb
Moody's	A3	Not rated	Baa2
S&P	A	A	BBB
A.M. Best, Moody’s and S&P each maintain a stable outlook on the Company.
Hardy, through Syndicate 382, benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P with a stable outlook and A by A.M. Best with a positive outlook.

ACCOUNTING STANDARDS UPDATE
For discussion of Accounting Standards Updates that will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.
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
Discussions herein regarding market risk focus on only one element of market risk, which is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors such as credit spreads. The fair value of the financial instruments is generally adversely affected when interest rates rise, equity markets decline and the dollar strengthens against foreign currency.
Active management of market risk is integral to our operations. We may take the following actions to manage our exposure to market risk within defined tolerance ranges: (1) change the character of future investments purchased or sold or (2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred.
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
The evaluation is performed by applying an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on our fair value at risk and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the fair value of our financial instruments to selected changes in capital market rates and index levels. The range of change chosen reflects our view of changes that are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2015 and 2014 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2015 and 2014, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2015 and 2014, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500 index.
The value of limited partnerships can be affected by changes in equity markets. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in the S&P 500 index. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 10% and 25%.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2015 and 2014, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500.
Market Risk Scenario 1

December 31, 2015		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,757	$(1,051)	$(153)	$—
States, municipalities and political subdivisions	13,174	(1,137)	—	—
Asset-backed	8,190	(355)	(2)	—
U.S. Treasury and obligations of government-sponsored enterprises	67	(2)	—	—
Foreign government	346	(16)	(31)	—
Redeemable preferred stock	35	—	—	(1)
Total fixed maturity securities available-for-sale	39,569	(2,561)	(186)	(1)
Fixed maturity securities trading	3	—	—	—
Equity securities available-for-sale	197	(8)	(1)	(20)
Limited partnership investments	2,548	—	—	(115)
Other invested assets	44	—	—	—
Mortgage loans (a)	688	(31)	—	—
Short term investments	1,660	(2)	(5)	—
Total assets	44,709	(2,602)	(192)	(136)
Derivative financial instruments, included in Other liabilities	5	13	—	—
Total securities	$44,714	$(2,589)	$(192)	$(136)
Long term debt (a)	$2,433	$(117)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2014		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,870	$(1,116)	$(173)	$—
States, municipalities and political subdivisions	12,740	(1,188)	—	—
Asset-backed	8,612	(329)	(6)	—
U.S. Treasury and obligations of government-sponsored enterprises	31	(1)	—	—
Foreign government	454	(15)	(38)	—
Redeemable preferred stock	42	(1)	—	(2)
Total fixed maturity securities available-for-sale	40,749	(2,650)	(217)	(2)
Fixed maturity securities trading	19	—	—	—
Equity securities available-for-sale	222	(9)	(1)	(22)
Limited partnership investments	2,937	—	—	(132)
Other invested assets	41	—	(3)	—
Mortgage loans (a)	608	(30)	—	—
Short term investments	1,706	(2)	(22)	—
Total assets	46,282	(2,691)	(243)	(156)
Derivative financial instruments, included in Other liabilities	(3)	17	—	—
Total securities	$46,279	$(2,674)	$(243)	$(156)
Long term debt (a)	$2,883	$(144)	$—	$—
___________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2015 and 2014, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500.
Market Risk Scenario 2

December 31, 2015		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,757	$(1,575)	$(307)	$—
States, municipalities and political subdivisions	13,174	(1,707)	—	—
Asset-backed	8,190	(533)	(3)	—
U.S. Treasury and obligations of government-sponsored enterprises	67	(3)	—	—
Foreign government	346	(24)	(61)	—
Redeemable preferred stock	35	(1)	—	(4)
Total fixed maturity securities available-for-sale	39,569	(3,843)	(371)	(4)
Fixed maturity securities trading	3	—	—	—
Equity securities available-for-sale	197	(11)	(3)	(49)
Limited partnership investments	2,548	—	—	(287)
Other invested assets	44	—	—	—
Mortgage loans (a)	688	(47)	—	—
Short term investments	1,660	(3)	(9)	—
Total assets	44,709	(3,904)	(383)	(340)
Derivative financial instruments, included in Other liabilities	5	20	—	—
Total securities	$44,714	$(3,884)	$(383)	$(340)
Long term debt (a)	$2,433	$(175)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2014		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
General account:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,870	$(1,673)	$(348)	$—
States, municipalities and political subdivisions	12,740	(1,783)	—	—
Asset-backed	8,612	(493)	(11)	—
U.S. Treasury and obligations of government-sponsored enterprises	31	(2)	—	—
Foreign government	454	(22)	(75)	—
Redeemable preferred stock	42	(1)	—	(4)
Total fixed maturity securities available-for-sale	40,749	(3,974)	(434)	(4)
Fixed maturity securities trading	19	—	—	—
Equity securities available-for-sale	222	(13)	(3)	(56)
Limited partnership investments	2,937	—	—	(330)
Other invested assets	41	—	(5)	—
Mortgage loans (a)	608	(45)	—	—
Short term investments	1,706	(5)	(44)	—
Total general account	46,282	(4,037)	(486)	(390)
Derivative financial instruments, included in Other liabilities	(3)	26	—	—
Total securities	$46,279	$(4,011)	$(486)	$(390)
Long term debt (a)	$2,883	$(216)	$—	$—
____________________
(a)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2015	2014	2013
Revenues
Net earned premiums	$6,921	$7,212	$7,271
Net investment income	1,840	2,067	2,282
Net realized investment (losses) gains:
Other-than-temporary impairment losses	(156)	(77)	(74)
Portion of other-than-temporary impairments recognized in Other comprehensive income	—	—	(2)
Net other-than-temporary impairment losses recognized in earnings	(156)	(77)	(76)
Other net realized investment gains	89	134	96
Net realized investment (losses) gains	(67)	57	20
Other revenues	407	356	359
Total revenues	9,101	9,692	9,932
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,384	5,591	5,806
Amortization of deferred acquisition costs	1,540	1,317	1,362
Other operating expenses	1,473	1,394	1,322
Interest	155	183	166
Total claims, benefits and expenses	8,552	8,485	8,656
Income from continuing operations before income tax	549	1,207	1,276
Income tax expense	(70)	(319)	(361)
Income from continuing operations	479	888	915
(Loss) income from discontinued operations, net of income tax benefit (expense) of $-, $34 and $(15)	—	(197)	22
Net income	$479	$691	$937

Basic Earnings Per Share
Income from continuing operations	$1.77	$3.29	$3.39
(Loss) income from discontinued operations	—	(0.73)	0.09
Basic earnings per share	$1.77	$2.56	$3.48

Diluted Earnings Per Share
Income from continuing operations	$1.77	$3.28	$3.39
(Loss) income from discontinued operations	—	(0.73)	0.08
Diluted earnings per share	$1.77	$2.55	$3.47

Dividends declared per share	$3.00	$2.00	$0.80

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.2	269.9	269.7
Diluted	270.7	270.6	270.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31
(In millions)	2015	2014	2013
Comprehensive (Loss) Income
Net income	$479	$691	$937
Other Comprehensive (Loss) Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(9)	15	6
Net unrealized gains on other investments	(552)	267	(679)
Net unrealized gains on investments	(561)	282	(673)
Net unrealized losses on discontinued operations	—	(22)	—
Foreign currency translation adjustment	(139)	(95)	(11)
Pension and postretirement benefits	(15)	(207)	295
Other comprehensive (loss), net of tax	(715)	(42)	(389)
Total comprehensive (loss) income	$(236)	$649	$548
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2015	2014
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,253 and $37,335)	$39,572	$40,768
Equity securities at fair value (cost of $191 and $210)	197	222
Limited partnership investments	2,548	2,937
Other invested assets	44	41
Mortgage loans	678	588
Short term investments	1,660	1,706
Total investments	44,699	46,262
Cash	387	190
Reinsurance receivables (less allowance for uncollectible receivables of $38 and $48)	4,453	4,694
Insurance receivables (less allowance for uncollectible receivables of $51 and $61)	2,078	1,936
Accrued investment income	404	405
Deferred acquisition costs	598	600
Deferred income taxes	638	191
Property and equipment at cost (less accumulated depreciation of $382 and $364)	343	295
Goodwill	150	152
Other assets	1,297	841
Total assets	$55,047	$55,566
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,663	$23,271
Unearned premiums	3,671	3,592
Future policy benefits	10,152	9,490
Policyholders’ funds	—	27
Short term debt	350	—
Long term debt	2,212	2,559
Other liabilities (includes $82 and $153 due to Loews Corporation)	4,243	3,833
Total liabilities	43,291	42,772
Commitments and contingencies (Notes B, F and L)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,274,361 and 269,980,202 shares outstanding)	683	683
Additional paid-in capital	2,153	2,151
Retained earnings	9,313	9,645
Accumulated other comprehensive income	(315)	400
Treasury stock (2,765,882 and 3,060,041 shares), at cost	(78)	(84)
Notes receivable for the issuance of common stock	—	(1)
Total stockholders’ equity	11,756	12,794
Total liabilities and stockholders' equity	$55,047	$55,566
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$479	$691	$937
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on sale of subsidiaries	—	251	—
Deferred income tax (benefit) expense	(150)	3	77
Trading portfolio activity	17	16	(10)
Net realized investment losses (gains)	67	(60)	(31)
Equity method investees	195	83	(323)
Net amortization of investments	17	3	(24)
Depreciation and amortization	84	83	101
Changes in:
Receivables, net	82	731	44
Accrued investment income	(1)	—	(9)
Deferred acquisition costs	311	44	2
Insurance reserves	241	(363)	(68)
Other assets	(79)	(48)	(27)
Other liabilities	126	(48)	525
Other, net	(2)	54	10
Total adjustments	908	749	267
Net cash flows provided by operating activities	1,387	1,440	1,204
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,390	4,914	6,869
Fixed maturity securities - maturities, calls and redemptions	4,095	3,983	3,271
Equity securities	57	31	103
Limited partnerships	174	167	108
Mortgage loans	26	57	22
Purchases:
Fixed maturity securities	(8,675)	(9,365)	(11,197)
Equity securities	(62)	(67)	(77)
Limited partnerships	(188)	(271)	(223)
Mortgage loans	(123)	(137)	(129)
Change in other investments	4	15	(22)
Change in short term investments	34	(388)	425
Purchases of property and equipment	(125)	(71)	(91)
Proceeds from sale of subsidiaries	—	198	—
Other dispositions	—	—	32
Other, net	21	16	11
Net cash flows used by investing activities	$(372)	$(918)	$(898)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2015	2014	2013
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(811)	$(541)	$(216)
Proceeds from the issuance of debt	—	546	—
Repayment of debt	—	(549)	(13)
Other, net	4	25	(35)
Net cash flows used by financing activities	(807)	(519)	(264)
Effect of foreign exchange rate changes on cash	(11)	(8)	(3)
Net change in cash	197	(5)	39
Cash, beginning of year	190	195	156
Cash, end of year	$387	$190	$195
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2015	2014	2013
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,151	2,145	2,146
Stock-based compensation	2	6	(1)
Balance, end of year	2,153	2,151	2,145
Retained Earnings
Balance, beginning of year	9,645	9,495	8,774
Dividends paid to common stockholders	(811)	(541)	(216)
Net income	479	691	937
Balance, end of year	9,313	9,645	9,495
Accumulated Other Comprehensive Income
Balance, beginning of year	400	442	831
Other comprehensive income (loss)	(715)	(42)	(389)
Balance, end of year	(315)	400	442
Treasury Stock
Balance, beginning of year	(84)	(91)	(99)
Stock-based compensation	6	7	8
Balance, end of year	(78)	(84)	(91)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	(1)	(23)	(21)
Decrease (increase) in notes receivable for common stock	1	22	(2)
Balance, end of year	—	(1)	(23)
Total stockholders' equity	$11,756	$12,794	$12,651
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2015.
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
Sale of Continental Assurance Company (CAC)
On August 1, 2014, the Company completed the sale of the common stock of CAC. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations. The Company elected to include CAC cash flow activity in the comparative Consolidated Statements of Cash Flow. Further information related to the sale of CAC is provided in Note P to the Consolidated Financial Statements.
In connection with the sale of CAC, the Company entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. The coinsurance agreement required the transfer of assets with a book value equal to the ceded reserves on the inception date of the contract. Because a substantial portion of the assets supporting these liabilities are held in trust for the benefit of the original cedant, those assets were transferred on a funds withheld basis. Under this approach the Company maintains legal ownership of the assets, but the investment income and realized gains and losses on those assets inure to the reinsurer. As a result, the $34 million difference between market value and book value of the funds withheld assets at the coinsurance contract's inception was recognized as a loss in Other operating expenses in 2014. The funds withheld aspect of the agreement is considered an embedded derivative. The embedded derivative is separately accounted for at fair value and reported with the host contract in Other liabilities on the Company's Consolidated Balance Sheet. The Company recognizes Other operating expense equal to the Net investment income generated by these trust assets.
Insurance Operations
Premiums: Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured which are principally earned ratably over the duration of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion and $1.4 billion as of December 31, 2015 and 2014. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 8.0% as of December 31, 2015 and as of 2014. As of December 31, 2015 and 2014, the discounted reserves for unfunded structured settlements were $560 million and $582 million, net of discount of $880 million and $924 million.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers' compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates ranging from 3.5% to 6.8% as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, such discounted reserves totaled $2.6 billion and $2.5 billion, net of discount of $653 million and $654 million.
Future policy benefits reserves: Future policy benefits reserves represent the active life reserves related to the Company's long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, discount rate and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue and policy duration. The initial assumptions are determined at issuance, include a margin for adverse deviation and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefits reserves are adjusted. The December 31, 2015 gross premium valuation indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was affected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. As a result, the long term care active life reserves carried as of December 31, 2015 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Interest rates for long term care products range from 6.6% to 7.0% as of December 31, 2015 and 4.5% to 7.9% as of December 31, 2014.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the liability balances were $129 million and $131 million.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 4% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
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
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $3 million recorded as deposit assets as of December 31, 2015 and 2014, and $8 million and $9 million recorded as deposit liabilities as of December 31, 2015 and 2014. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
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
Deferred acquisition costs: Deferrable acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which are incremental direct costs of successful contract acquisitions. Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business.
Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.
As noted under Future policy benefits reserves, all of the long term care deferred acquisition costs of $289 million were written off as of December 31, 2015 in recognition of a premium deficiency. Deferred acquisition costs related to long term care contracts are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

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
Investments in life settlement contracts and related revenue recognition: Prior to 2002, the Company purchased investments in life settlement contracts. The Company obtained the ownership and beneficiary rights of an underlying life insurance policy through a life settlement contract with the owner of the life insurance contract.
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
The fair value of the Company's investments in life settlement contracts were $74 million and $82 million as of December 31, 2015 and 2014, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.
The following table details the values for life settlement contracts. The determination of fair value is discussed in Note C to the Consolidated Financial Statements.

December 31, 2015	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts (In millions)	Face Amount of Life Insurance Policies (In millions)
Estimated maturity during:
2016	60	$11	$35
2017	60	10	31
2018	50	8	27
2019	40	6	24
2020	40	5	21
Thereafter	300	34	167
Total	550	$74	$305
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
The increase (decrease) in fair value recognized for the years ended December 31, 2015, 2014 and 2013 on contracts still held at each respective period-end was $1 million, $8 million and $(2) million. The gains recognized during the years ended December 31, 2015, 2014 and 2013 on contracts that settled were $24 million, $25 million and $15 million.
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

The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Operations. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield. This represents a change from prior reporting periods as previously the amortization of premiums was to maturity. This change in estimate effected by a change in accounting principle will result in a better reflection of the yield on fixed maturity securities with call provisions. This change, which was adopted in the fourth quarter of 2015, decreased Net investment income and the amortized cost of fixed maturity securities by $39 million in the Consolidated Statement of Operations for the year-ended December 31, 2015 and the Consolidated Balance Sheet as of December 31, 2015, respectively. This adjustment decreased Basic and Diluted earnings per share by $0.09 for the year ended December 31, 2015.
To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related decrease in Deferred acquisition costs and/or increase in Insurance reserves are recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, decreased $177 million and increased $756 million for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by $1,111 million and $1,288 million.
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
Other invested assets are carried at fair value and include overseas deposits, Federal Home Loan Bank of Chicago (FHLBC) stock and certain derivative securities. Overseas deposits are primarily short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These funds are required of Lloyd's syndicates to protect policyholders in overseas markets and may be denominated in local currency.
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
In the normal course of investing activities, the Company enters into relationships with variable interest entities (VIEs), primarily as a passive investor in certain limited partnerships and asset-backed securities issued by third-

party VIEs. The Company is not the primary beneficiary of these VIEs, and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the entity’s purpose, the nature of its operations, its capital structure, its contractual terms and the Company’s relative exposure to the related risks of the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Company’s Consolidated Balance Sheets and any unfunded commitments.
A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded other-than-temporary impairment (OTTI) losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has established a committee responsible for the OTTI process referred to as the Impairment Committee. The Impairment Committee is responsible for evaluating all securities in an unrealized loss position on at least a quarterly basis.
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered by the Impairment Committee include (a) the financial condition and near-term and long-term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income. In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income to be recognized as an OTTI loss in earnings. The Company performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches.
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
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Other comprehensive income. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations. The vested benefit obligation for the CNA Retirement Plan is determined based on eligible compensation and accrued service for previously entitled employees. Effective June 30, 2015 the future benefit accruals under the CNA Retirement Plan were eliminated and the benefit obligations were frozen.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies or cancels primarily on a straight-line basis over the requisite service period, generally three to four years.
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains (losses) of $(11) million, $(25) million and $2 million were included in determining Net income (loss) for the years ended December 31, 2015, 2014 and 2013.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Furniture and fixtures are depreciated over seven years. Office equipment is depreciated over five years. The estimated lives for data processing equipment and software generally range from three to five years, but can be as long as ten years. Leasehold improvements are depreciated over the corresponding lease terms not to exceed the underlying asset life. The Company's owned building and related capital improvements are depreciated over periods not to exceed fifty years.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. Goodwill in the International segment may change from period to period as a result of foreign currency translation.
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2015, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in a goodwill impairment.

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
For the years ended December 31, 2015, 2014 and 2013, approximately 534 thousand, 675 thousand and 552 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 106 thousand, 170 thousand and 111 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $152 million, $179 million and $164 million for the years ended December 31, 2015, 2014 and 2013. Cash payments made for income taxes were $310 million, $313 million and $129 million for the years ended December 31, 2015, 2014 and 2013.
Recently Issued Accounting Standards Updates (ASU)
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
In January of 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated accounting guidance requires changes to the reporting model for financial instruments. The primary change for the Company is expected to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The updated guidance is effective for annual statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Fixed maturity securities	$1,751	$1,803	$1,827
Equity securities	12	12	12
Limited partnership investments	92	263	451
Mortgage loans	33	31	23
Short term investments	6	3	3
Trading portfolio	8	10	17
Other	1	3	2
Gross investment income	1,903	2,125	2,335
Investment expense	(63)	(58)	(53)
Net investment income	$1,840	$2,067	$2,282
As of December 31, 2015, the Company held $54 million of non-income producing fixed maturity securities. As of December 31, 2014, the Company held no non-income producing fixed maturity securities. As of December 31, 2015 and 2014, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$131	$170	$185
Gross realized losses	(197)	(129)	(144)
Net realized investment gains (losses) on fixed maturity securities	(66)	41	41
Equity securities:
Gross realized gains	2	8	13
Gross realized losses	(25)	(7)	(35)
Net realized investment gains (losses) on equity securities	(23)	1	(22)
Derivatives	10	(1)	(9)
Short term investments and other	12	16	10
Net realized investment gains (losses)	$(67)	$57	$20

Net change in unrealized gains on investments is presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Net change in unrealized gains on investments:
Fixed maturity securities	$(1,114)	$1,511	$(2,541)
Equity securities	(6)	6	(15)
Other	1	—	—
Total net change in unrealized gains on investments	$(1,119)	$1,517	$(2,556)
The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Fixed maturity securities available-for-sale:
Corporate and other bonds	$104	$18	$20
States, municipalities and political subdivisions	18	46	—
Asset-backed:
Residential mortgage-backed	8	5	19
Other asset-backed	1	1	2
Total asset-backed	9	6	21
Total fixed maturity securities available-for-sale	131	70	41
Equity securities available-for-sale:
Common stock	25	7	8
Preferred stock	—	—	26
Total equity securities available-for-sale	25	7	34
Short term investments	—	—	1
OTTI losses recognized in earnings	$156	$77	$76

The following tables present a summary of fixed maturity and equity securities.

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,080	$1,019	$342	$17,757	$—
States, municipalities and political subdivisions	11,729	1,453	8	13,174	(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197	—
Other asset-backed	923	6	8	921	—
Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5	—	67	—
Foreign government	334	13	1	346	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,250	2,707	388	39,569	$(41)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	46	3	1	48
Preferred stock	145	7	3	149
Total equity securities available-for-sale	191	10	4	197
Total	$37,444	$2,717	$392	$39,769

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,721	$61	$18,870	$—
States, municipalities and political subdivisions	11,285	1,463	8	12,740	—
Asset-backed:
Residential mortgage-backed	5,028	218	13	5,233	(53)
Commercial mortgage-backed	2,056	93	5	2,144	(2)
Other asset-backed	1,234	11	10	1,235	—
Total asset-backed	8,318	322	28	8,612	(55)
U.S. Treasury and obligations of government-sponsored enterprises	26	5	—	31	—
Foreign government	438	16	—	454	—
Redeemable preferred stock	39	3	—	42	—
Total fixed maturity securities available-for-sale	37,316	3,530	97	40,749	$(55)
Total fixed maturity securities trading	19			19
Equity securities available-for-sale:
Common stock	38	9	—	47
Preferred stock	172	5	2	175
Total equity securities available-for-sale	210	14	2	222
Total	$37,545	$3,544	$99	$40,990

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,882	$302	$162	$40	$5,044	$342
States, municipalities and political subdivisions	338	8	75	—	413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5	—	557	8
Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4	—	—	—	4	—
Foreign government	54	1	—	—	54	1
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	7,448	338	502	50	7,950	388
Equity securities available-for-sale:
Common Stock	3	1	—	—	3	1
Preferred stock	13	3	—	—	13	3
Total equity securities available-for-sale	16	4	—	—	16	4
Total	$7,464	$342	$502	$50	$7,966	$392

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,330	$46	$277	$15	$1,607	$61
States, municipalities and political subdivisions	335	5	127	3	462	8
Asset-backed:
Residential mortgage-backed	293	5	189	8	482	13
Commercial mortgage-backed	264	2	99	3	363	5
Other asset-backed	607	10	7	—	614	10
Total asset-backed	1,164	17	295	11	1,459	28
U.S. Treasury and obligations of government-sponsored enterprises	3	—	4	—	7	—
Foreign government	3	—	3	—	6	—
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	2,838	68	706	29	3,544	97
Equity securities available-for-sale:
Preferred stock	17	2	1	—	18	2
Total	$2,855	$70	$707	$29	$3,562	$99

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2015 Securities in a Gross Unrealized Loss Position table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors, including volatility in the energy and metals and mining sectors due to declines in the price of oil and other commodities. As of December 31, 2015, the Company held fixed maturity securities and equity securities with an estimated fair value of $2,533 million and a cost or amortized cost of $2,658 million in the energy and metals and mining sectors. The portion of these securities in a gross unrealized loss position had an estimated fair value of $1,340 million and a cost or amortized cost of $1,554 million. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of December 31, 2015.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of December 31, 2015, 2014 and 2013 for which a portion of an OTTI loss was recognized in Other comprehensive income.

Years ended December 31
(In millions)	2015	2014	2013
Beginning balance of credit losses on fixed maturity securities	$62	$74	$95
Additional credit losses for securities for which an OTTI loss was previously recognized	—	—	2
Reductions for securities sold during the period	(9)	(9)	(23)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(3)	—
Ending balance of credit losses on fixed maturity securities	$53	$62	$74
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2015		2014
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,574	$1,595	$2,479	$2,511
Due after one year through five years	7,721	8,070	9,054	9,605
Due after five years through ten years	14,652	14,915	12,055	12,584
Due after ten years	13,303	14,989	13,728	16,049
Total	$37,250	$39,569	$37,316	$40,749
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2015 and 2014 was $2,548 million and $2,937 million, which includes undistributed earnings of $687 million and $1,040 million. Limited partnerships comprising 63% of the total carrying value are reported on a current basis through December 31, 2015 with no reporting lag, 16% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.

Limited partnerships comprising 70% and 73% of the carrying value as of December 31, 2015 and 2014 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets. Limited partnerships comprising 26% and 23% of the carrying value as of December 31, 2015 and 2014 were invested in private debt and equity, and the remaining limited partnerships were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 54% were equity related, 28% pursued a multi-strategy approach, 16% were focused on distressed investments and 2% were fixed income related as of December 31, 2015.
The ten largest limited partnership positions held totaled $1,221 million and $1,492 million as of December 31, 2015 and 2014. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 3% and 4% of the aggregate partnership equity as of December 31, 2015 and 2014, and the related income reflected on the Consolidated Statements of Operations represents approximately 3%, 4% and 4% of the changes in total partnership equity for the years ended December 31, 2015, 2014 and 2013.
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
The Company may enter into interest rate swaps, futures and forward commitments to purchase securities to manage interest rate risk. The Company may use foreign currency forward contracts to manage foreign currency risk.
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheet. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2015 and 2014.
There was no cash collateral provided by the Company as of December 31, 2015 or 2014. There was no cash collateral received from counterparties held as of December 31, 2015 or 2014.

The following tables present the aggregate contractual or notional amount and estimated fair value related to derivative financial instruments.

December 31, 2015	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Equity warrants	$5	$—	$—
Embedded derivative on funds withheld liability	179	—	(5)
Total		$—	$(5)

December 31, 2014	Contractual/ Notional Amount	Estimated Fair Value
(In millions)		Asset	Liability
Without hedge designation
Currency forwards	$9	$—	$—
Equity warrants	5	—	—
Embedded derivative on funds withheld liability	184	—	3
Total		$—	$3
For further discussion of the embedded derivative on funds withheld liability, see Note A to the Consolidated Financial Statements.
Commercial Mortgage Loans
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. As of December 31, 2015 and 2014, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Investment Commitments
As of December 31, 2015, the Company had committed approximately $398 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of December 31, 2015, the Company had mortgage loan commitments of $12 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. As of December 31, 2015, the Company had commitments to purchase or fund additional amounts of $138 million and sell $67 million under the terms of such securities.
Investments on Deposit
Securities with carrying values of approximately $2.8 billion and $3.0 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2015 and 2014.
Cash and securities with carrying values of approximately $364 million and $361 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2015 and 2014. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $263 million and $302 million as of December 31, 2015 and 2014.

Note C. Fair Value
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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

December 31, 2015				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$17,592	$168	$17,760
States, municipalities and political subdivisions	—	13,172	2	13,174
Asset-backed:
Residential mortgage-backed	—	4,938	134	5,072
Commercial mortgage-backed	—	2,175	22	2,197
Other asset-backed	—	868	53	921
Total asset-backed	—	7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	66	1	—	67
Foreign government	—	346	—	346
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	101	39,092	379	39,572
Equity securities	177	—	20	197
Other invested assets	—	44	—	44
Short term investments	448	1,134	—	1,582
Life settlement contracts, included in Other assets	—	—	74	74
Total assets	$726	$40,270	$473	$41,469
Liabilities
Other liabilities	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

December 31, 2014				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$32	$18,695	$162	$18,889
States, municipalities and political subdivisions	—	12,646	94	12,740
Asset-backed:
Residential mortgage-backed	—	5,044	189	5,233
Commercial mortgage-backed	—	2,061	83	2,144
Other asset-backed	—	580	655	1,235
Total asset-backed	—	7,685	927	8,612
U.S. Treasury and obligations of government-sponsored enterprises	28	3	—	31
Foreign government	41	413	—	454
Redeemable preferred stock	30	12	—	42
Total fixed maturity securities	131	39,454	1,183	40,768
Equity securities	145	61	16	222
Other invested assets	—	41	—	41
Short term investments	681	963	—	1,644
Life settlement contracts, included in Other assets	—	—	82	82
Total assets	$957	$40,519	$1,281	$42,757
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2015 recognized in net income (loss)
Fixed maturity securities:
Corporate and other bonds	$162	$(2)	$(3)	$65	$(13)	$(35)	$40	$(46)	$168	$(2)
States, municipalities and political subdivisions	94	1	—	—	—	(10)	—	(83)	2	—
Asset-backed:
Residential mortgage-backed	189	5	(3)	81	—	(35)	14	(117)	134	—
Commercial mortgage-backed	83	7	(4)	23	—	(17)	17	(87)	22	—
Other asset-backed	655	3	3	130	(263)	(52)	7	(430)	53	—
Total asset-backed	927	15	(4)	234	(263)	(104)	38	(634)	209	—
Total fixed maturity securities	1,183	14	(7)	299	(276)	(149)	78	(763)	379	(2)
Equity securities	16	—	(1)	4	—	—	1	—	20	—
Life settlement contracts	82	25	—	—	—	(33)	—	—	74	1
Total	$1,281	$39	$(8)	$303	$(276)	$(182)	$79	$(763)	$473	$(1)

Level 3 (In millions)	Balance as of January 1, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2014	Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2014 recognized in net income (loss)
Fixed maturity securities:
Corporate and other bonds	$204	$2	$(1)	$33	$(23)	$(16)	$18	$(55)	$162	$—
States, municipalities and political subdivisions	71	1	4	14	(10)	—	14	—	94	—
Asset-backed:
Residential mortgage-backed	331	(21)	61	94	(174)	(72)	32	(62)	189	—
Commercial mortgage-backed	151	7	(6)	28	(60)	(29)	43	(51)	83	—
Other asset-backed	446	2	(6)	488	(111)	(117)	—	(47)	655	(1)
Total asset-backed	928	(12)	49	610	(345)	(218)	75	(160)	927	(1)
Total fixed maturity securities	1,203	(9)	52	657	(378)	(234)	107	(215)	1,183	(1)
Equity securities	11	3	(6)	16	(8)	—	—	—	16	—
Life settlement contracts	88	33	—	—	—	(39)	—	—	82	8
Separate account business	1	—	—	—	—	—	—	(1)	—	—
Total	$1,303	$27	$46	$673	$(386)	$(273)	$107	$(216)	$1,281	$7

Net realized and unrealized gains and losses, including those shown above, are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Other invested assets - Overseas deposits	Net investment income
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous page may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the year ended December 31, 2015 there were $63 million of transfers from Level 2 to Level 1 and $52 million from Level 1 to Level 2. There were $24 million of transfers from Level 2 to Level 1 and $1 million from Level 1 to Level 2 during the year ended December 31, 2014. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Level 1 securities include highly liquid and exchange traded bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology, or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
Equity Securities
Level 1 equity securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred stocks and common stocks valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are primarily priced using broker/dealer quotes and internal models with inputs that are not market observable.

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company.

December 31, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% - 184% (6%)
Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)

December 31, 2014	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$101	Discounted cash flow	Credit spread	2% - 13% (3%)
Equity securities	16	Market approach	Private offering price	$12 - $4,391 per share ($600)
Life settlement contracts	82	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (163%)
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

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$678	$—	$—	$688	$688
Liabilities
Short term debt	$350	$—	$360	$—	$360
Long term debt	2,212	—	2,433	—	2,433

December 31, 2014	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Notes receivable for the issuance of common stock	$1	$—	$—	$1	$1
Mortgage loans	588	—	—	608	608
Liabilities
Long term debt	$2,559	$—	$2,883	$—	$2,883
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

Note D. Income Taxes
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
For the years ended December 31, 2015, 2014 and 2013, the Company paid $256 million, $287 million and $89 million to Loews related to federal income taxes.
For 2013 through 2015, the Internal Revenue Service (IRS) has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2015 and 2014, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2015, 2014 and 2013 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2015 or 2014.
The following table presents a reconciliation between the Company's federal income tax expense at statutory rates and the recorded income tax expense, excluding discontinued operations.

Years ended December 31
(In millions)	2015	2014	2013
Income tax expense at statutory rates	$(192)	$(423)	$(447)
Tax benefit from tax exempt income	123	119	97
Foreign taxes and credits	9	(6)	(1)
Other tax expense	(10)	(9)	(10)
Income tax expense	$(70)	$(319)	$(361)
Provision has not been made for the investment in certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely. As of December 31, 2015, the Company has not provided deferred taxes of $1 million on $3 million of undistributed earnings related to a foreign subsidiary.
The following table presents the current and deferred components of the Company's income tax expense, excluding discontinued operations.

Years ended December 31
(In millions)	2015	2014	2013
Current tax expense	$(220)	$(318)	$(292)
Deferred tax benefit (expense)	150	(1)	(69)
Total income tax expense	$(70)	$(319)	$(361)
Total income tax presented above includes foreign tax expense of approximately $14 million, $24 million and $24 million related to income from continuing foreign operations of approximately $71 million, $66 million and $101 million for the years ended December 31, 2015, 2014 and 2013.

The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2015	2014
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$178	$265
Unearned premium reserves	230	187
Receivables	29	35
Employee benefits	281	289
Life settlement contracts	48	46
Deferred retroactive reinsurance benefit	84	61
Investment valuation differences	29	—
Other assets	142	138
Gross deferred tax assets	1,021	1,021
Deferred Tax Liabilities:
Investment valuation differences	—	50
Deferred acquisition costs	117	226
Net unrealized gains	202	489
Other liabilities	64	65
Gross deferred tax liabilities	383	830
Net deferred tax asset	$638	$191
As of December 31, 2015, the CNA Tax Group had no loss carryforwards or tax credit carryforwards.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2015 or 2014.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $141 million, $156 million and $169 million for the years ended December 31, 2015, 2014 and 2013. Catastrophe losses in 2015 related primarily to U.S. weather-related events.

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group Non-Core segment.

As of or for the years ended December 31
(In millions)	2015	2014	2013
Reserves, beginning of year:
Gross	$23,271	$24,089	$24,763
Ceded	4,344	4,972	5,126
Net reserves, beginning of year	18,927	19,117	19,637
Change in net reserves due to acquisition (disposition) of subsidiaries	—	(13)	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,934	5,043	5,114
Decrease in provision for insured events of prior years	(255)	(36)	(115)
Amortization of discount	166	161	154
Total net incurred (a)	4,845	5,168	5,153
Net payments attributable to:
Current year events	(856)	(945)	(981)
Prior year events	(4,089)	(4,355)	(4,588)
Total net payments	(4,945)	(5,300)	(5,569)
Foreign currency translation adjustment and other	(251)	(45)	(104)
Net reserves, end of year	18,576	18,927	19,117
Ceded reserves, end of year	4,087	4,344	4,972
Gross reserves, end of year	$22,663	$23,271	$24,089

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

The following tables present the gross and net carried reserves.

December 31, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,011	$4,975	$622	$2,973	$1,521	$12,102
Gross IBNR Reserves	4,258	4,208	725	247	1,123	10,561
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,269	$9,183	$1,347	$3,220	$2,644	$22,663
Net Case Reserves	$1,810	$4,651	$531	$2,714	$130	$9,836
Net IBNR Reserves	3,758	3,925	688	216	153	8,740
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,568	$8,576	$1,219	$2,930	$283	$18,576

December 31, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,136	$5,298	$752	$2,881	$1,189	$12,256
Gross IBNR Reserves	4,093	4,216	689	302	1,715	11,015
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,229	$9,514	$1,441	$3,183	$2,904	$23,271
Net Case Reserves	$1,929	$4,947	$598	$2,572	$144	$10,190
Net IBNR Reserves	3,726	3,906	663	271	171	8,737
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,655	$8,853	$1,261	$2,843	$315	$18,927

Net Prior Year Development
Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion present the net prior year development recorded for Specialty, Commercial, International and Corporate & Other Non-Core segments.

Year ended December 31, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)	$(15)	$(54)	$—	$(210)
Pretax (favorable) unfavorable premium development	(11)	(15)	18	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(152)	$(30)	$(36)	$—	$(218)

Year ended December 31, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$176	$(59)	$(2)	$(21)
Pretax (favorable) unfavorable premium development	(13)	(20)	2	(1)	(32)
Total pretax (favorable) unfavorable net prior year development	$(149)	$156	$(57)	$(3)	$(53)

Year ended December 31, 2013
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(196)	$122	$(38)	$(6)	$(118)
Pretax (favorable) unfavorable premium development	(14)	(8)	(21)	1	(42)
Total pretax (favorable) unfavorable net prior year development	$(210)	$114	$(59)	$(5)	$(160)
Favorable net prior year development of $50 million, $14 million and $9 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2015, 2014 and 2013. The favorable net prior year development for the year ended December 31, 2015 was driven by favorable claim severity.
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

Years ended December 31
(In millions)	2015	2014	2013
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(43)	$39	$(27)
Other Professional Liability and Management Liability	—	(87)	(73)
Surety	(69)	(82)	(74)
Warranty	(2)	(2)	(3)
Other	(27)	(4)	(19)
Total pretax (favorable) unfavorable development	$(141)	$(136)	$(196)
2015
Overall, favorable development for medical professional liability was related to lower than expected severity in accident years 2012 and prior. Unfavorable development was recorded related to increased claim frequency and severity in the aging services business in accident years 2013 and 2014.
Favorable development in other professional liability and management liability related to better than expected large loss emergence in financial institutions primarily in accident years 2011 through 2014. Additional favorable development related to lower than expected severity for professional services in accident years 2011 and prior. Unfavorable development was recorded related to increased frequency of large claims on public company management liability in accident years 2012 through 2014.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2015	2014	2013
Pretax (favorable) unfavorable development:
Commercial Auto	$(22)	$31	$18
General Liability	(33)	45	64
Workers' Compensation	80	139	91
Property and Other	(40)	(39)	(51)
Total pretax (favorable) unfavorable development	$(15)	$176	$122
2015
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2009 through 2014.
Favorable development for general liability was primarily due to favorable settlements on claims in accident years 2010 through 2013.
Unfavorable development for workers’ compensation was primarily due to higher than expected severity related to Defense Base Act contractors in accident years 2008 through 2014.
Favorable development for property and other was primarily due to better than expected claim emergence from 2012 and 2014 catastrophe events and better than expected frequency of large claims in accident year 2014.
The year ended December 31, 2015 also included unfavorable loss development related to extra contractual obligation losses and losses associated with premium development.
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

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2015	2014	2013
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(9)	$(7)	$(7)
Other Professional Liability	(16)	(26)	(30)
Liability	(17)	(13)	(8)
Property & Marine	(29)	(14)	13
Other	17	(9)	(17)
Commutations	—	10	11
Total pretax (favorable) unfavorable development	$(54)	$(59)	$(38)
2015
Favorable development in medical professional liability was due to better than expected frequency of losses in accident years 2011 to 2013.
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
Through December 31, 2013, the Company recorded $0.9 billion of additional amounts ceded under LPT. As a result, the cumulative amounts ceded under the Loss Portfolio Transfer exceeded the $2.2 billion consideration paid, resulting in a deferred retroactive reinsurance gain. This deferred gain is recognized in earnings in proportion to actual recoveries under the Loss Portfolio Transfer. Over the life of the contract, there is no economic impact as long as any additional losses are within the limit under the contract. In a period in which the estimate of ceded losses is changed, the required change to the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Consolidated Statement of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2015	2014	2013
Net A&EP adverse development before consideration of LPT	$150	$—	$363
Provision for uncollectible third-party reinsurance on A&EP	—	—	140
Additional amounts ceded under LPT	150	—	503
Retroactive reinsurance benefit recognized	(85)	(13)	(314)
Pretax impact of deferred retroactive reinsurance	$65	$(13)	$189
During 2013, unfavorable development was recorded for accident years 2000 and prior related to A&EP claims due to an increase in ultimate claim severity and higher than anticipated claim reporting, as well as increased defense costs. Additionally, the Company recognized a provision for uncollectible third-party reinsurance which increased the expected recovery from NICO.
The fourth quarter of 2014 A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015. Unfavorable development was due to a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. Management adopted the second quarter of the year as the timing for all future annual A&EP claims actuarial reviews.
As of December 31, 2015 and 2014, the cumulative amounts ceded under the LPT were $2.6 billion and $2.5 billion. The unrecognized deferred retroactive reinsurance benefit was $241 million and $176 million as of December 31, 2015 and 2014.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.8 billion and $3.4 billion as of December 31, 2015 and 2014. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Consolidated Financial Statements.
Note G. Reinsurance
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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2015	2014
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,087	$4,344
Ceded future policy benefits	207	185
Reinsurance receivables related to paid losses	197	213
Reinsurance receivables	4,491	4,742
Allowance for uncollectible reinsurance	(38)	(48)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,453	$4,694
The Company has established an allowance for uncollectible reinsurance receivables. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.2 billion and $3.4 billion as of December 31, 2015 and 2014.
The Company's largest recoverables from a single reinsurer including ceded unearned premium reserves, as of December 31, 2015, were approximately $2,357 million from subsidiaries of Berkshire Hathaway Group, $284 million from the Gateway Rivers Insurance Company and $207 million from subsidiaries of the Hartford Insurance Group. The recoverable from the Berkshire Hathaway Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2015 Earned Premiums
Property and casualty	$9,853	$274	$3,754	$6,373	4.3%
Accident and health	498	50	—	548	9.1%
Total earned premiums	$10,351	$324	$3,754	$6,921	4.7%

2014 Earned Premiums
Property and casualty	$9,452	$277	$3,073	$6,656	4.2%
Accident and health	508	48	—	556	8.6%
Total earned premiums	$9,960	$325	$3,073	$7,212	4.5%

2013 Earned Premiums
Property and casualty	$9,063	$258	$2,609	$6,712	3.8%
Accident and health	511	48	—	559	8.6%
Total earned premiums	$9,574	$306	$2,609	$7,271	4.2%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2015 Written Premiums
Property and casualty	$9,852	$270	$3,702	$6,420	4.2%
Accident and health	493	49	—	542	9.0%
Total written premiums	$10,345	$319	$3,702	$6,962	4.6%

2014 Written Premiums
Property and casualty	$9,283	$276	$3,024	$6,535	4.2%
Accident and health	504	49	—	553	8.9%
Total written premiums	$9,787	$325	$3,024	$7,088	4.6%

2013 Written Premiums
Property and casualty	$9,103	$249	$2,556	$6,796	3.7%
Accident and health	505	47	—	552	8.5%
Total written premiums	$9,608	$296	$2,556	$7,348	4.0%
Included in the direct and ceded earned premiums for the years ended December 31, 2015, 2014 and 2013 are $3,344 million, $2,643 million and $2,156 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Accident and health premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $2,601 million, $1,379 million and $1,450 million for the years ended December 31, 2015, 2014 and 2013, including $2,282 million, $1,458 million and $712 million, respectively, related to the significant third-party captive program discussed above. Reinsurance recoveries in 2014 were unfavorably affected by the commutation of a workers’ compensation reinsurance pool.

Note H. Debt
Debt is composed of the following obligations.

December 31
(In millions)	2015	2014
Short term debt:
Senior notes of CNAF, 6.500%, face amount of $350, due August 15, 2016	$350	$—

Long term debt:
Senior notes of CNAF:
6.500%, face amount of $350, due August 15, 2016	—	349
6.950%, face amount of $150, due January 15, 2018	150	150
7.350%, face amount of $350, due November 15, 2019	349	348
5.875%, face amount of $500, due August 15, 2020	497	497
5.750%, face amount of $400, due August 15, 2021	397	397
3.950%, face amount of $550, due May 15, 2024	547	547
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	242	241
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036	30	30
Total long term debt	2,212	2,559
Total debt	$2,562	$2,559
CCC is a member of the FHLBC. FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $17 million of FHLBC stock as of December 31, 2015 giving it access to approximately $349 million of additional liquidity. As of December 31, 2015 and 2014, CCC had no outstanding borrowings from the FHLBC.
During 2015, the Company entered into a new credit agreement with a syndicate of banks and simultaneously terminated the previous credit agreement. The new credit agreement established a five-year $250 million senior unsecured revolving credit facility which may be used for general corporate purposes. At the Company's election, the commitments under the new credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the new credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents. Under the new credit agreement, the Company is required to pay a facility fee which would adjust automatically in the event of a change in the Company's financial ratings. The new credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a defined ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined as of December 31, 2015, was $8.7 billion. As of December 31, 2015 and 2014, the Company had no outstanding borrowings under the credit agreements.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2015 and 2014.
The combined aggregate maturities for debt as of December 31, 2015 are presented in the following table.

(In millions)
2016	$350
2017	—
2018	150
2019	350
2020	500
Thereafter	1,223
Less discount	(11)
Total	$2,562

Note I. Benefit Plans
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
Effective January 1, 2000, the CNA Retirement Plan was closed to new participants. Existing participants at that time were given a choice to either continue to accrue benefits under the CNA Retirement Plan or to cease accruals effective December 31, 1999. Employees who chose to continue to accrue benefits under the plan will receive benefits in accordance with plan provisions. Employees who elected to cease accruals effective December 31, 1999 received the present value of their accrued benefit in an accrued pension account that is credited with interest based on the annual rate of interest on 30-year Treasury securities. These employees also receive certain enhanced employer contributions in the CNA 401(k) Plus Plan.
During 2014, the CNA Retirement Plan offered a limited-time lump sum settlement payment opportunity to the majority of the terminated vested participants of the plan. The lump sum settlements reduced the Company’s risk and volatility related to funding the CNA Retirement Plan. The number of participants that elected to accept the lump sum opportunity was approximately 20% of the then total participants in the plan. Settlement payments of $253 million were made from CNA Retirement Plan assets. The $84 million settlement charge recorded by the Company in the fourth quarter of 2014 represents recognition of a portion of the unrecognized actuarial losses previously reflected in AOCI. This settlement charge is included in Other operating expenses within the Corporate & Other Non-Core segment.
In the second quarter of 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan effective June 30, 2015.  Employees who were continuing to accrue under the CNA Retirement Plan up until that date are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015, in accordance with the terms of the CNA Retirement Plan. Starting with the first pay period after July 1, 2015, affected employees began receiving enhanced employer contributions in the CNA 401(k) Plus Plan similar to employees who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 are not affected by this curtailment. This curtailment resulted in a $55 million decrease in the CNA Retirement Plan benefit obligation liability and a reduction of the unrecognized actuarial losses included in AOCI. In connection with the curtailment, the Company remeasured the plan benefit obligation which resulted in an increase in the discount rate used to determine the benefit obligation from 3.85% to 4.00%.
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

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2015	2014	2015	2014
Benefit obligation as of January 1	$3,019	$2,943	$29	$40
Changes in benefit obligation:
Service cost	4	9	—	—
Interest cost	112	132	1	1
Participants' contributions	—	—	4	5
Plan amendments	(55)	(3)	—	(7)
Actuarial (gain) loss	(79)	367	(3)	1
Benefits paid	(173)	(165)	(8)	(11)
Settlements	—	(257)	—	—
Foreign currency translation and other	(7)	(7)	—	—
Benefit obligation as of December 31	2,821	3,019	23	29
Fair value of plan assets as of January 1	2,456	2,656	—	—
Change in plan assets:
Actual return on plan assets	(18)	216	—	—
Company contributions	10	12	4	6
Participants' contributions	—	—	4	5
Benefits paid	(173)	(165)	(8)	(11)
Settlements	—	(257)	—	—
Foreign currency translation and other	(8)	(6)	—	—
Fair value of plan assets as of December 31	2,267	2,456	—	—
Funded status	$(554)	$(563)	$(23)	$(29)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$12	$9	$—	$—
Other liabilities	(566)	(572)	(23)	(29)
Net amount recognized	$(554)	$(563)	$(23)	$(29)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(6)	$(9)
Net actuarial loss	999	974	3	8
Net amount recognized	$999	$974	$(3)	$(1)
The accumulated benefit obligation for all defined benefit pension plans was $2,821 million and $2,962 million as of December 31, 2015 and 2014.

The components of net periodic cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Pension cost (benefit)
Service cost	$4	$9	$12
Interest cost on projected benefit obligation	112	132	121
Expected return on plan assets	(174)	(191)	(181)
Amortization of net actuarial loss	34	25	47
Settlement loss	—	84	3
Net periodic pension cost (benefit)	$(24)	$59	$2

Postretirement cost (benefit)
Service cost	$—	$—	$1
Interest cost on projected benefit obligation	1	1	1
Amortization of prior service credit	(3)	(10)	(18)
Amortization of net actuarial loss	1	1	2
Curtailment gain	—	(86)	—
Net periodic postretirement cost (benefit)	$(1)	$(94)	$(14)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2015	2014	2013
Pension and postretirement benefits
Amounts arising during the period	$(111)	$(337)	$422
Curtailment and other	56	(81)	—
Settlement	—	84	—
Reclassification adjustment relating to prior service credit	(3)	(10)	(18)
Reclassification adjustment relating to actuarial loss	35	26	49
Total increase (decrease) in Other comprehensive income	$(23)	$(318)	$453
The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2016.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(2)
Amortization of net actuarial loss	37	—
Total estimated amounts to be recognized	$37	$(2)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table.

December 31	2015	2014
Pension benefits
Discount rate	4.150%	3.850%
Expected long term rate of return	7.500	7.500
Rate of compensation increases	N/A	3.920
Postretirement benefits
Discount rate	2.750%	2.500%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2015	2014	2013
Pension benefits
Discount rate	3.850%/4.000%	4.650%	3.800%
Expected long term rate of return	7.500	7.500	7.750
Rate of compensation increases	3.920	3.990	4.066
Postretirement benefits
Discount rate	2.500%	3.600%/3.100%	2.800%
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2015, 2014 and 2013.
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
As of December 31, 2015, the plan had committed approximately $98 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$455	$10	$465
States, municipalities and political subdivisions	—	106	—	106
Asset-backed:
Residential mortgage-backed	—	133	—	133
Commercial mortgage-backed	—	69	—	69
Other asset-backed	—	11	—	11
Total asset-backed	—	213	—	213
U.S. Treasury and obligations of government-sponsored enterprises	—	—	—	—
Total fixed maturity securities	—	774	10	784
Equity securities	336	107	—	443
Derivative financial instruments	1	—	—	1
Short term investments	24	28	—	52
Limited partnerships:
Hedge funds	—	516	296	812
Private equity	—	—	123	123
Total limited partnerships	—	516	419	935
Other assets	—	52	—	52
Total assets	$361	$1,477	$429	$2,267

December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$463	$15	$478
States, municipalities and political subdivisions	—	80	—	80
Asset-backed:
Residential mortgage-backed	—	123	—	123
Commercial mortgage-backed	—	75	—	75
Other asset-backed	—	12	—	12
Total asset-backed	—	210	—	210
U.S. Treasury and obligations of government-sponsored enterprises	25	—	—	25
Total fixed maturity securities	25	753	15	793
Equity securities	389	118	—	507
Derivative financial instruments	1	—	—	1
Short term investments	33	101	—	134
Limited partnerships:
Hedge funds	—	562	303	865
Private equity	—	—	113	113
Total limited partnerships	—	562	416	978
Other assets	—	30	—	30
Cash	13	—	—	13
Total assets	$461	$1,564	$431	$2,456

The limited partnership investments are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the General Partner. Level 2 includes limited partnership investments which can be redeemed at net asset value in 90 days or less. Level 3 includes limited partnership investments with withdrawal provisions greater than 90 days, or for which withdrawals are not permitted until the termination of the partnership. Within hedge fund strategies, approximately 57% were equity related, 37% pursued a multi-strategy approach and 6% were focused on distressed investments as of December 31, 2015.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The tables below present a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2015	Actual return on assets still held as of December 31, 2015	Actual return on assets sold during the year ended December 31, 2015	Purchases, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Fixed maturity securities:
Corporate and other bonds	$15	$—	$—	$—	$(5)	$10
Limited partnerships:
Hedge funds	303	18	—	(25)	—	296
Private equity	113	9	—	1	—	123
Total limited partnerships	416	27	—	(24)	—	419
Total	$431	$27	$—	$(24)	$(5)	$429

Level 3 (In millions)	Balance as of January 1, 2014	Actual return on assets still held as of December 31, 2014	Actual return on assets sold during the year ended December 31, 2014	Purchases, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Fixed maturity securities:
Corporate and other bonds	$15	$—	$—	$—	$—	$15
Equity securities	8	—	—	(8)	—	—
Limited partnerships:
Hedge funds	322	19	—	(38)	—	303
Private equity	114	19	—	(20)	—	113
Total limited partnerships	436	38	—	(58)	—	416
Total	$459	$38	$—	$(66)	$—	$431

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2015.

(In millions)	Pension Benefits	Postretirement Benefits
2016	$180	$4
2017	183	4
2018	184	3
2019	183	3
2020	185	2
2021-2025	915	7
In 2016, CNA expects to contribute $11 million to its pension plans and $4 million to its postretirement health care benefit plans.
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
Eligible employees also receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management's determination of the discretionary amounts. Employees vest in these contributions ratably over five years.
Benefit expense for the Company's savings plans was $71 million, $69 million and $71 million for the years ended December 31, 2015, 2014 and 2013.

Note J. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, authorizes the grant of stock-based compensation to certain management personnel for up to 6 million shares of CNAF's common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2015 was approximately 1.1 million.
The Company recorded stock-based compensation expense related to the Plan of $14 million, $11 million and $10 million for the years ended December 31, 2015, 2014 and 2013. The related income tax benefit recognized was $5 million, $4 million and $3 million for the years ended December 31, 2015, 2014, and 2013. The compensation cost related to non-vested awards not yet recognized was $10 million, and the weighted average period over which it is expected to be recognized is 1.5 years as of December 31, 2015.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except as otherwise provided by contractual obligations. In addition, any such compensation that vested prior to termination is generally canceled immediately, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
Share Awards
The fair value of share awards is based on the market value of the Company's common stock as of the date of grant. Share awards currently granted under the Plan include RSUs, performance-based RSUs and performance share units. Generally, RSU's vest ratably over a four-year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant. Performance share units become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a three year period.
The following table presents activity for non-vested RSUs, performance-based RSUs and performance share units under the Plan in 2015.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2015	914,181	$32.76
Awards granted	301,057	41.04
Awards vested	(429,352)	29.54
Awards forfeited, canceled or expired	(6,546)	37.53
Performance-based adjustment	(44,077)	37.47
Balance as of December 31, 2015	735,263	$36.53
SARs
The exercise price of all SARs granted is based on the market value of the Company's common stock as of the date of grant. SARs generally vest ratably over a four-year service period following date of grant and have a maximum term of ten years.
The fair value of granted SARs was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes model incorporates a risk free rate of return and various assumptions regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate based on date of grant.
There were no SARs granted for the years ended December 31, 2015 and 2014. As of December 31, 2015, there were approximately 1 million awards outstanding, fully vested and expected to vest and be exercisable. The grant date fair value of SARs vested was $1 million for the years ended December 31, 2014 and 2013.

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2015		2014
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$57	$57	$60	$61
Trade name	8 years	7	3	8	3
Distribution channel	15 years	12	3	12	2
Total finite-lived intangible assets		76	63	80	66
Indefinite-lived intangible assets:
Syndicate capacity		52		55
Agency force		16		16
Total indefinite-lived intangible assets		68		71
Total other intangible assets		$144	$63	$151	$66
The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of these intangible assets is included in the Statement of Operations for the International segment. For the years ended December 31, 2014 and 2013 amortization expense of $2 million and $15 million was included in Amortization of deferred acquisition costs. For the years ended December 31, 2015, 2014 and 2013 amortization expense of $1 million, $1 million and $5 million was included in Other operating expenses. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for other intangible assets is $1 million in 2016, $2 million in years 2017, 2018 and 2019 and $1 million in 2020.
Note L. Operating Leases, Commitments and Contingencies and Guarantees
Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expenses for the years ended December 31, 2015, 2014 and 2013 were $46 million, $55 million and $46 million. Sublease revenues for the years ended December 31, 2014 and 2013 were $1 million and $3 million.
The table below presents the future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2015.

(In millions)	Future Minimum Lease Payments
2016	$35
2017	31
2018	30
2019	25
2020	23
Thereafter	117
Total	$261

In connection with the planned relocation of the Company's global headquarters, on February 12, 2016, the Company agreed to sell the current principal executive offices of CNAF. Concurrently, the Company agreed to lease back the current office space until the relocation of the global headquarters under a separate lease agreement, which is expected to occur in 2018. These anticipated lease agreements include expected future minimum lease payments of $9 million in 2016, $10 million in 2017, $4 million in 2018, $0 in 2019, $5 million in 2020, and $138 million thereafter through the remainder of the seventeen year lease term on the new office space.
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
In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, the Company would be required to assume the obligation for the entire office building operating lease. The Company does not believe it is likely that it will be required to do so. However, as of December 31, 2015, the maximum potential future lease payments and other related costs that the Company could be required to pay under this guarantee, in excess of amounts already recorded, were approximately $20 million. If the Company were required to assume the entire lease obligation, the Company would have the right to pursue reimbursement from the other shareholders and the right to all sublease revenues.
Guarantees
As of December 31, 2015 and December 31, 2014, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of December 31, 2015, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $260 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2015, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
In the normal course of business, the Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments the Company could be required to pay under these guarantees was approximately $2.0 billion as of December 31, 2015. The Company does not believe a payable is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
CNAF's ability to pay dividends is indirectly limited by the minimum consolidated net worth covenant in the Company's line of credit agreement. See Note H to the Consolidated Financial Statements for further discussion of the Company's debt obligations.
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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (SSAP No. 62R), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 Loss Portfolio Transfer with NICO as further discussed in Note E.  The prescribed practice allows the Company to aggregate all third party AE&P reinsurance balances administered by NICO in Schedule F and to utilize the Loss Portfolio Transfer as collateral for the underlying third party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus at December 31, 2015 by $90 million.
The long term care premium deficiency discussed in Note A was recorded on a GAAP basis. There was no premium deficiency for statutory accounting purposes. Statutory accounting principles requires the use of prescribed discount rates in calculating the reserves for long term care future policy benefits which are lower than the discount rates used on a GAAP basis and results in higher carried reserves relative to GAAP reserves.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2015, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject the Department’s prior approval is $1,079 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $900 million in 2015. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies and the life company, are presented in the table below.

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2015 (a)	2014	2015 (a)	2014	2013
Combined Continental Casualty Companies	$10,723	$11,155	$1,148	$914	$913
Life company				37	48

(a)	Information derived from the statutory-basis financial statements to be filed with insurance regulators.
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
The statutory capital and surplus presented above for CCC was approximately 266% and 270% of company action level RBC as of December 31, 2015 and 2014. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The table below displays the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2014	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(23)	(595)	(36)	(139)	(793)
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $8, $30, $11, $- and $49	(14)	(43)	(21)	—	(78)
Other comprehensive income (loss) after tax (expense) benefit of $5, $282, $8, $- and $295	(9)	(552)	(15)	(139)	(715)
Balance as of December 31, 2015	$27	$390	$(648)	$(84)	$(315)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Net unrealized gains (losses) on discontinued operations	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2013	$26	$692	$—	$(426)	$150	442
Change due to sale of subsidiaries	(5)	(17)	22	—	—	—
Other comprehensive income (loss) before reclassifications	15	295	12	(219)	(95)	8
Amounts reclassified from accumulated other comprehensive income (loss) after tax (expense) benefit of $-, $(10), $(23),$7, $- and $(26)	—	28	34	(12)	—	50
Other comprehensive income (loss) after tax (expense) benefit of $(8), $(122), $15, $111, $- and $(4)	15	267	(22)	(207)	(95)	(42)
Balance as of December 31, 2014	$36	$942	$—	$(633)	$55	$400
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Net unrealized gains (losses) on discontinued operations	Income (loss) from discontinued operations
Pension and postretirement benefits	Other operating expenses

Note O. Business Segments
The Company's core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. Specialty provides a broad array of professional, financial and specialty property and casualty products and services, through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s of London marketplace.
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
Approximately 8.0%, 8.8% and 9.0% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2015, 2014 and 2013.
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

The Company's results of continuing operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums	$2,781	$2,818	$822	$542	$1	$(2)	$6,962
Operating revenues
Net earned premiums	$2,782	$2,788	$804	$548	$1	$(2)	$6,921
Net investment income	474	593	52	704	17	—	1,840
Other revenues	356	37	(1)	7	11	(3)	407
Total operating revenues	3,612	3,418	855	1,259	29	(5)	9,168
Claims, Benefits and Expenses
Net incurred claims and benefits	1,597	1,814	479	1,421	61	—	5,372
Policyholders’ dividends	4	8	—	—	—	—	12
Amortization of deferred acquisition costs	589	469	168	314	—	—	1,540
Other insurance related expenses	278	538	138	142	(1)	(2)	1,093
Other expenses	301	28	12	11	186	(3)	535
Total claims, benefits and expenses	2,769	2,857	797	1,888	246	(5)	8,552
Operating income (loss) before income tax	843	561	58	(629)	(217)	—	616
Income tax (expense) benefit on operating income (loss)	(283)	(192)	(21)	315	80	—	(101)
Net operating income (loss)	560	369	37	(314)	(137)	—	515
Net realized investment gains (losses)	(33)	(47)	1	(1)	13	—	(67)
Income tax (expense) benefit on net realized investment gains (losses)	11	16	—	9	(5)	—	31
Net realized investment gains (losses), after tax	(22)	(31)	1	8	8	—	(36)
Net income (loss) from continuing operations	$538	$338	$38	$(306)	$(129)	$—	$479

December 31, 2015
(In millions)
Reinsurance receivables	$724	$639	$144	$497	$2,487	$—	$4,491
Insurance receivables	890	993	233	11	2	—	2,129
Deferred acquisition costs	307	213	78	—	—	—	598
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,269	9,183	1,347	3,220	2,644	—	22,663
Unearned premiums	1,839	1,297	415	120	—	—	3,671
Future policy benefits	—	—	—	10,152	—	—	10,152

Year ended December 31, 2014	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums	$2,839	$2,817	$880	$553	$1	$(2)	$7,088
Operating revenues
Net earned premiums	$2,838	$2,906	$913	$556	$1	$(2)	$7,212
Net investment income	560	723	61	700	23	—	2,067
Other revenues	295	38	—	16	12	(5)	356
Total operating revenues	3,693	3,667	974	1,272	36	(7)	9,635
Claims, Benefits and Expenses
Net incurred claims and benefits	1,627	2,187	488	1,304	(29)	—	5,577
Policyholders’ dividends	6	8	—	—	—	—	14
Amortization of deferred acquisition costs	592	493	204	28	—	—	1,317
Other insurance related expenses	262	487	151	130	1	(2)	1,029
Other expenses	254	31	28	30	210	(5)	548
Total claims, benefits and expenses	2,741	3,206	871	1,492	182	(7)	8,485
Operating income (loss) before income tax	952	461	103	(220)	(146)	—	1,150
Income tax (expense) benefit on operating income (loss)	(318)	(154)	(34)	151	54	—	(301)
Net operating income (loss)	634	307	69	(69)	(92)	—	849
Net realized investment gains (losses)	15	16	(1)	7	20	—	57
Income tax (expense) benefit on net realized investment gains (losses)	(5)	(6)	1	—	(8)	—	(18)
Net realized investment gains (losses), after tax	10	10	—	7	12	—	39
Net income (loss) from continuing operations	$644	$317	$69	$(62)	$(80)	$—	$888

December 31, 2014
(In millions)
Reinsurance receivables	$567	$690	$207	$525	$2,753	$—	$4,742
Insurance receivables	778	954	250	13	2	—	1,997
Deferred acquisition costs	304	213	83	—	—	—	600
Goodwill	117	—	35	—	—	—	152
Insurance reserves
Claim and claim adjustment expenses	6,229	9,514	1,441	3,183	2,904	—	23,271
Unearned premiums	1,763	1,273	431	125	—	—	3,592
Future policy benefits	—	—	—	9,490	—	—	9,490
Policyholders’ funds	9	18	—	—	—	—	27

Year ended December 31, 2013	Specialty	Commercial		Life & Group Non-Core	Corporate & Other Non-Core
(In millions)			International			Eliminations	Total
Net written premiums	$2,880	$2,960	$959	$552	$(1)	$(2)	$7,348
Operating revenues
Net earned premiums	$2,795	$3,004	$916	$559	$(1)	$(2)	$7,271
Net investment income	629	899	60	662	32	—	2,282
Other revenues	257	96	—	(4)	12	(2)	359
Total operating revenues	3,681	3,999	976	1,217	43	(4)	9,912
Claims, Benefits and Expenses
Net incurred claims and benefits	1,593	2,259	489	1,261	191	—	5,793
Policyholders’ dividends	6	7	—	—	—	—	13
Amortization of deferred acquisition costs	585	526	223	28	—	—	1,362
Other insurance related expenses	250	498	140	130	(3)	(2)	1,013
Other expenses	237	32	12	13	183	(2)	475
Total claims, benefits and expenses	2,671	3,322	864	1,432	371	(4)	8,656
Operating income (loss) before income tax	1,010	677	112	(215)	(328)	—	1,256
Income tax (expense) benefit on operating income (loss)	(342)	(229)	(43)	141	118	—	(355)
Net operating income (loss)	668	448	69	(74)	(210)	—	901
Net realized investment gains (losses)	(5)	(15)	5	26	9	—	20
Income tax (expense) benefit on net realized investment gains (losses)	2	5	(2)	(8)	(3)	—	(6)
Net realized investment gains (losses), after tax	(3)	(10)	3	18	6	—	14
Net income (loss) from continuing operations	$665	$438	$72	$(56)	$(204)	$—	$915

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.

Years ended December 31
(In millions)	2015	2014	2013
Specialty
Management & Professional Liability	$2,617	$2,818	$2,836
Surety	502	509	490
Warranty & Alternative Risks	460	381	350
Specialty revenues	3,579	3,708	3,676
Commercial
Middle Market	1,623	1,631	1,642
Small Business	616	709	754
Other Commercial Insurance	1,132	1,343	1,588
Commercial revenues	3,371	3,683	3,984
International
Canada	214	273	289
CNA Europe	309	335	326
Hardy	333	365	366
International revenues	856	973	981
Life & Group Non-Core revenues	1,258	1,279	1,243
Corporate & Other Non-Core revenues	42	56	52
Eliminations	(5)	(7)	(4)
Total revenues	$9,101	$9,692	$9,932

Note P. Discontinued Operations
The results of discontinued operations reflected in the Consolidated Statements of Operations were as follows:

Years ended December 31
(In millions)	2014	2013
Revenues
Net earned premiums	$—	$—
Net investment income	94	168
Net realized investment gains	3	11
Other revenues	—	2
Total revenues	97	181
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	75	141
Other operating expenses	2	3
Total claims, benefits and expenses	77	144
Income before income tax	20	37
Income tax expense	(6)	(15)
Income from operations of discontinued operations, net of income tax	14	22
Loss on sale, net of income tax benefit of $40 and $-	(211)	—
(Loss) income from discontinued operations	$(197)	$22
The disposal group included $3,550 million of assets and $3,297 million of liabilities as of August 1, 2014.
Note Q. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data.

2015
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,352	$2,327	$2,153	$2,269	$9,101
Net income (loss) (a)	$233	$138	$178	$(70)	$479
Basic earnings (loss) per share	$0.86	$0.51	$0.66	$(0.26)	$1.77
Diluted earnings (loss) per share	$0.86	$0.51	$0.66	$(0.26)	$1.77

2014
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,463	$2,440	$2,411	$2,378	$9,692
Net income (loss) (b)	$13	$267	$213	$198	$691
Basic earnings (loss) per share	$0.05	$0.99	$0.79	$0.73	$2.56
Diluted earnings (loss) per share	$0.05	$0.98	$0.79	$0.73	$2.55

(a)	Net income in the fourth quarter of 2015 included a charge related to recognition of a premium deficiency in our long term care business.

(b)	Net income in the first quarter of 2014 included the impairment loss on the sale of CAC.

Note R. Related Party Transactions
The Company reimburses Loews, or pays directly, for fees and expenses of investment facilities and services provided to the Company. The amounts incurred by the Company for these fees and expenses were $39 million, $39 million and $37 million for the years ended December 31, 2015, 2014 and 2013 and amounts due to Loews, included in Other liabilities and payable in the first quarter of the subsequent year, were $21 million as of December 31, 2015 and 2014. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $4 million for the year ended December 31, 2013. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries, and the related payable to Loews, included in Other liabilities, was $61 million and $132 million as of December 31, 2015 and 2014. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2015, 2014 and 2013 were $2 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 17, 2016

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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2015, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 122.

CNA Financial Corporation
Chicago, Illinois
February 17, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2015, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Thomas F. Motamed	Chief Executive Officer, CNA Financial Corporation	67	2009	Chief Executive Officer of CNA Financial Corporation.
D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	64	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
David Brosnan	Chief Executive, CNA Europe and Hardy	53	2015
Chief Executive of CNA Europe since August 2014 and Chief Executive of Hardy since February 2014. Senior Vice President, Commercial from May 2013 through February 2014. President and CEO, ACE INA Insurance Canada and ACE INA Life Insurance Canada 2008 through May 2013.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	59	2008	Executive Vice President & Chief Actuary of the CNA insurance companies.
Mark I. Herman	President and Chief Operating Officer, Specialty of the CNA insurance companies	57	2013
President and Chief Operating Officer, Specialty of the CNA insurance companies since January 1, 2013. Insurance Industry Consultant from June 2011 to December 2012. Chief Executive Officer at Everest National Insurance Company from July 2010 through May 2011.

Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	60	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.
Kevin Leidwinger	President and Chief Operating Officer, Commercial of the CNA insurance companies	52	2015
President and Chief Operating Officer, Commercial of the CNA insurance companies since June 2015. Global Casualty Manager for Chubb Commercial Insurance from April 2013 to June 2015. Global Liability Product Line Manager for Chubb Commercial Insurance from January 2002 to March 2013.

Albert J. Miralles	President, Long Term Care of the CNA insurance companies	46	2014
President, Long Term Care of the CNA insurance companies since March 2014. Senior Vice President and Treasurer of the CNA insurance companies from August 2011 to March 2014. Chief Financial Officer, Nationwide Investments, a division of Nationwide Mutual Insurance Company from August 2008 to August 2011.

Andrew J. Pinkes	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	53	2015*
Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since May 2015. Executive Vice President, Global Head of Claims for the XL Group from May 2013 to May 2015. Executive Vice President, Claims for The Hartford Financial Services Group, Inc. and President, Heritage Holdings, Inc. for Hartford from September 2008 to May 2013. Acting Head of Commercial Markets for Hartford from October 2010 to April 2011.

Thomas Pontarelli	Executive Vice President & Chief Administration Officer of the CNA insurance companies	66	2009	Executive Vice President & Chief Administration Officer of the CNA insurance companies.
Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	63	2010	President, Worldwide Field Operations of the CNA insurance companies.
* Mr. Pinkes assumed this role on May 18, 2015. Prior to this date, George R. Fay held this office.
Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2015	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,768,829	$33.68	1,074,589
Equity compensation plans not approved by security holders	—	—	—
Total	1,768,829	$33.68	1,074,589
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2012 (Exhibit 3.1 to Form 8-K filed October 24, 2012 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., The Northern Trust Company, U.S. Bank National Association and other lenders named therein, dated August 28, 2015 (Exhibit 99.1 to August 28, 2015 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Non-Qualified Savings Plan (formerly known as the CNA Supplemental Executive Savings and Capital Accumulation Plan), restated as of January 1, 2014 (Exhibit 10.6 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6	+

	First Amendment to the CNA Non-Qualified Savings Plan, dated May 28, 2015 (Exhibit 10.6.1 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Non-Qualified Savings Plan, dated July 22, 2015 (Exhibit 10.6.2 to September 30, 2015 Form 10-Q incorporated herein by reference)	10.6.2	+

	Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units (Exhibit 10.10 to 2010 Form 10-K incorporated herein by reference)	10.7	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan (Exhibit 10.1 to June 30, 2010 Form 10-Q incorporated herein by reference)	10.8	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights (Exhibit 10.11.2 to 2010 Form 10-K incorporated herein by reference)	10.9	+

Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.10	+

First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.10.1	+

Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.10.2	+

Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.10.3	+

Employment Agreement, dated November 13, 2015, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed November 16, 2015 incorporated herein by reference)	10.11	+

Retention Agreement, dated February 4, 2016, between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 9, 2016 incorporated herein by reference)	10.12	+

General Release and Settlement Agreement, dated December 30, 2014, by and between Continental Casualty Company and Robert A. Lindemann (Exhibit 10.l to Form 8-K filed December 31, 2014 incorporated herein by reference)	10.13

Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.14

Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.19

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive (Loss) Income

Years ended December 31
(In millions)	2015	2014	2013
Revenues
Net investment income	$1	$1	$1
Net realized investment gains	5	4	4
Total revenues	6	5	5
Expenses
Administrative and general	1	5	(7)
Interest	154	182	165
Total expenses	155	187	158
Loss from operations before income taxes and equity in net income of subsidiaries	(149)	(182)	(153)
Income tax benefit	34	35	22
Loss before equity in net income of subsidiaries	(115)	(147)	(131)
Equity in net income of subsidiaries	594	838	1,068
Net income	479	691	937
Equity in other comprehensive income of subsidiaries	(715)	(42)	(389)
Total Comprehensive (Loss) Income	$(236)	$649	$548
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2015	2014
Assets
Investment in subsidiaries	$13,851	$14,867
Cash	4	1
Fixed maturity securities available-for-sale, at fair value (amortized cost of $0 and $1)	—	1
Short term investments	478	499
Other assets	3	3
Total assets	$14,336	$15,371
Liabilities
Short term debt	$350	$—
Long term debt	2,182	2,529
Other liabilities	48	48
Total liabilities	2,580	2,577
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,274,361 and 269,980,202 shares outstanding)	683	683
Additional paid-in capital	2,153	2,151
Retained earnings	9,313	9,645
Accumulated other comprehensive income	(315)	400
Treasury stock (2,765,882 and 3,060,041 shares), at cost	(78)	(84)
Notes receivable for the issuance of common stock	—	(1)
Total stockholders' equity	11,756	12,794
Total liabilities and stockholders' equity	$14,336	$15,371

See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$479	$691	$937
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(594)	(838)	(1,068)
Dividends received from subsidiaries	900	650	400
Net realized investment gains	(5)	(4)	(4)
Other, net	4	14	8
Total adjustments	305	(178)	(664)
Net cash flows provided by operating activities	784	513	273
Cash Flows from Investing Activities
Proceeds from fixed maturity securities	—	—	1
Change in short term investments	21	6	(57)
Capital contributions to subsidiaries	—	(10)	(12)
Other, net	7	5	4
Net cash flows provided (used) by investing activities	28	1	(64)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(811)	(541)	(216)
Proceeds from the issuance of debt	—	546	—
Repayment of debt	—	(549)	(3)
Stock options exercised	1	5	2
Other, net	1	25	9
Net cash flows used by financing activities	(809)	(514)	(208)
Net change in cash	3	—	1
Cash, beginning of year	1	1	—
Cash, end of year	$4	$1	$1
See accompanying Notes to Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2015.
B. Commitments, Contingencies and Guarantees
As of December 31, 2015 and 2014 CNAF had recorded liabilities of approximately $5 million related to guarantee agreements. The Parent Company believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, CNAF has agreed to guarantee the performance of certain obligations of both a previously owned subsidiary and a current subsidiary. Such obligations include agreement to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. The guarantee agreements may include provisions that survive indefinitely. As of December 31, 2015, the aggregate amount of quantifiable guarantee agreements in effect for sales of business entities, assets and third-party loans was $625 million. Should the company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, CNAF has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2015, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
In the normal course of business, CNAF also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary, which are estimated to mature through 2120. The potential amount of future payments CNAF could be required to pay under these guarantees was approximately $2.0 billion as of December 31, 2015. The Parent Company does not believe a payable is likely under these guarantees, as it is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions	Balance at End of Period
Year ended December 31, 2015
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$109	$(12)	$—	$(8)	$89
Year ended December 31, 2014
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$155	$(40)	$(1)	$(5)	$109
Year ended December 31, 2013
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$174	$(6)	$(3)	$(10)	$155

(a)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2015	2014	2013
Balance Sheet Data
Deferred acquisition costs	$597	$600
Reserves for unpaid claim and claim adjustment expenses	22,663	23,271
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,534	1,578
Unearned premiums	3,671	3,592
Statement of Operations Data
Net written premiums	$6,962	$7,088	$7,348
Net earned premiums	6,921	7,212	7,271
Net investment income	1,807	2,031	2,240
Incurred claim and claim adjustment expenses related to current year	4,934	5,043	5,113
Incurred claim and claim adjustment expenses related to prior years	(255)	(39)	(115)
Amortization of deferred acquisition costs	1,540	1,317	1,362
Paid claim and claim adjustment expenses	4,945	5,297	5,566

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 17, 2016	By	/s/ Thomas F. Motamed
Thomas F. Motamed Chief Executive Officer (Principal Executive Officer)

Dated: February 17, 2016	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 17, 2016	By	/s/ Thomas F. Motamed
(Thomas F. Motamed, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 17, 2016	By	/s/ Paul J. Liska
(Paul J. Liska, Director)

Dated: February 17, 2016	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 17, 2016	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 17, 2016	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 17, 2016	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 17, 2016	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 17, 2016	By	/s/ Marvin Zonis
(Marvin Zonis, Director)