Form 10-Q
period 2016-03-31
CNA FINANCIAL CORP
filed 2016-05-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, Par value $2.50	270,479,961

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2016	2015
Revenues
Net earned premiums	$1,699	$1,687
Net investment income	435	558
Net realized investment (losses) gains:
Other-than-temporary impairment losses	(23)	(12)
Other net realized investment (losses) gains	(13)	22
Net realized investment (losses) gains	(36)	10
Other revenues	97	97
Total revenues	2,195	2,352
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,408	1,339
Amortization of deferred acquisition costs	307	303
Other operating expenses	381	358
Interest	42	39
Total claims, benefits and expenses	2,138	2,039
Income before income tax	57	313
Income tax benefit (expense)	9	(80)
Net income	$66	$233

Basic earnings per share	$0.25	$0.86

Diluted earnings per share	$0.24	$0.86

Dividends declared per share	$2.25	$2.25

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.3	270.1
Diluted	270.9	270.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2016	2015
Comprehensive Income
Net income	$66	$233
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	5	(1)
Net unrealized gains on other investments	234	112
Net unrealized gains on investments	239	111
Foreign currency translation adjustment	14	(96)
Pension and postretirement benefits	6	6
Other comprehensive income, net of tax	259	21
Total comprehensive income	$325	$254
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,271 and $37,253)	$40,252	$39,572
Equity securities at fair value (cost of $182 and $191)	189	197
Limited partnership investments	2,562	2,548
Other invested assets	45	44
Mortgage loans	675	678
Short term investments	1,648	1,660
Total investments	45,371	44,699
Cash	242	387
Reinsurance receivables (less allowance for uncollectible receivables of $38 and $38)	4,692	4,453
Insurance receivables (less allowance for uncollectible receivables of $50 and $51)	2,151	2,078
Accrued investment income	426	404
Deferred acquisition costs	622	598
Deferred income taxes	461	638
Property and equipment at cost (less accumulated depreciation of $214 and $382)	263	343
Goodwill	150	150
Other assets (includes $66 and $- due from Loews Corporation)	1,124	1,295
Total assets	$55,502	$55,045
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,018	$22,663
Unearned premiums	3,807	3,671
Future policy benefits	10,500	10,152
Short term debt	—	350
Long term debt	2,708	2,210
Other liabilities (includes $7 and $82 due to Loews Corporation)	3,999	4,243
Total liabilities	44,032	43,289
Commitments and contingencies (Notes C, F and H)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,479,961 and 270,274,361 shares outstanding)	683	683
Additional paid-in capital	2,146	2,153
Retained earnings	8,770	9,313
Accumulated other comprehensive income	(56)	(315)
Treasury stock (2,560,282 and 2,765,882 shares), at cost	(73)	(78)
Total stockholders’ equity	11,470	11,756
Total liabilities and stockholders' equity	$55,502	$55,045
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2016	2015
Cash Flows from Operating Activities
Net income	$66	$233
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	55	71
Trading portfolio activity	(3)	13
Net realized investment losses (gains)	36	(10)
Equity method investees	262	(91)
Net amortization of investments	(4)	—
Depreciation and amortization	21	19
Changes in:
Receivables, net	(317)	(157)
Accrued investment income	(22)	(25)
Deferred acquisition costs	(23)	(13)
Insurance reserves	511	304
Other assets	(89)	(34)
Other liabilities	(168)	(235)
Other, net	9	19
Total adjustments	268	(139)
Net cash flows provided by operating activities	334	94
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,722	1,144
Fixed maturity securities - maturities, calls and redemptions	490	1,144
Equity securities	4	2
Limited partnerships	89	20
Mortgage loans	22	3
Purchases:
Fixed maturity securities	(2,238)	(1,919)
Equity securities	—	(5)
Limited partnerships	(169)	(34)
Mortgage loans	(19)	(8)
Change in other investments	—	7
Change in short term investments	16	190
Purchases of property and equipment	(33)	(20)
Disposals of property and equipment	107	—
Other, net	—	2
Net cash flows (used) provided by investing activities	$(9)	$526
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2016	2015
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(609)	$(608)
Proceeds from the issuance of debt	498	—
Repayment of debt	(358)	—
Other, net	—	5
Net cash flows used by financing activities	(469)	(603)
Effect of foreign exchange rate changes on cash	(1)	(6)
Net change in cash	(145)	11
Cash, beginning of year	387	190
Cash, end of period	$242	$201
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2016	2015
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,153	2,151
Stock-based compensation	(7)	(8)
Balance, end of period	2,146	2,143
Retained Earnings
Balance, beginning of period	9,313	9,645
Dividends paid to common stockholders	(609)	(608)
Net income	66	233
Balance, end of period	8,770	9,270
Accumulated Other Comprehensive Income
Balance, beginning of period	(315)	400
Other comprehensive income	259	21
Balance, end of period	(56)	421
Treasury Stock
Balance, beginning of period	(78)	(84)
Stock-based compensation	5	5
Balance, end of period	(73)	(79)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of period	—	(1)
Balance, end of period	—	(1)
Total stockholders' equity	$11,470	$12,437
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2016.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement notes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated accounting guidance requires debt issuance costs to be presented as a deduction from the corresponding debt liability instead of the historical presentation as an unamortized debt issuance asset. As of January 1, 2016, the Company adopted the updated accounting guidance retrospectively. The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for debt issuance costs. The impacts of adopting the new accounting standard on the Company’s Consolidated Balance Sheet as of December 31, 2015, were a decrease in Other assets and a decrease in Long term debt of $2 million.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The updated accounting guidance removes the requirement to categorize assets measured at fair value utilizing the net asset value per share (or equivalent) practical expedient within the fair value hierarchy. As of January 1, 2016, the Company adopted the updated accounting guidance retrospectively. The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value. The impacts of adopting the new accounting standard resulted in excluding overseas deposits of $28 million and $27 million from the fair value level disclosure as of March 31, 2016 and December 31, 2015.

Recently Issued ASUs
In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company's financial statements, and expects the primary change for the Company to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statements.
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
For the three months ended March 31, 2016 and 2015, approximately 542 thousand and 654 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 180 thousand and 182 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2016	2015
Fixed maturity securities	$446	$443
Equity securities	3	3
Limited partnership investments	(14)	114
Mortgage loans	9	8
Short term investments	3	2
Trading portfolio	2	2
Gross investment income	449	572
Investment expense	(14)	(14)
Net investment income	$435	$558
Net realized investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2016	2015
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$45	$33
Gross realized losses	(62)	(21)
Net realized investment gains (losses) on fixed maturity securities	(17)	12
Equity securities:
Gross realized gains	—	1
Gross realized losses	(5)	(1)
Net realized investment gains (losses) on equity securities	(5)	—
Derivative financial instruments	(7)	(1)
Short term investments and other	(7)	(1)
Net realized investment gains (losses)	$(36)	$10
Net realized investment losses for the three months ended March 31, 2016 include $8 million related to the redemption of the Company's $350 million senior notes due August 2016.
The components of Net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Three months ended March 31
(In millions)	2016	2015
Fixed maturity securities available-for-sale:
Corporate and other bonds	$16	$5
States, municipalities and political subdivisions	—	5
Asset-backed:
Residential mortgage-backed	—	1
Other asset-backed	2	—
Total asset-backed	2	1
Total fixed maturity securities available-for-sale	18	11
Equity securities available-for-sale:
Common stock	5	1
Total equity securities available-for-sale	5	1
OTTI losses recognized in earnings	$23	$12

The following tables present a summary of fixed maturity and equity securities.

March 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,076	$1,255	$224	$18,107	$—
States, municipalities and political subdivisions	11,478	1,704	3	13,179	(15)
Asset-backed:
Residential mortgage-backed	5,028	197	19	5,206	(33)
Commercial mortgage-backed	2,137	78	16	2,199	—
Other asset-backed	937	4	20	921	—
Total asset-backed	8,102	279	55	8,326	(33)
U.S. Treasury and obligations of government-sponsored enterprises	133	7	—	140	—
Foreign government	447	17	1	463	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,269	3,264	283	40,250	$(48)
Total fixed maturity securities trading	2			2
Equity securities available-for-sale:
Common stock	37	6	2	41
Preferred stock	145	5	2	148
Total equity securities available-for-sale	182	11	4	189
Total	$37,453	$3,275	$287	$40,441

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,080	$1,019	$342	$17,757	$—
States, municipalities and political subdivisions	11,729	1,453	8	13,174	(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197	—
Other asset-backed	923	6	8	921	—
Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5	—	67	—
Foreign government	334	13	1	346	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,250	2,707	388	39,569	$(41)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	46	3	1	48
Preferred stock	145	7	3	149
Total equity securities available-for-sale	191	10	4	197
Total	$37,444	$2,717	$392	$39,769

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2016 and December 31, 2015, the net unrealized gains on investments included in AOCI were net of after-tax Shadow Adjustments of $1,311 million and $1,111 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,669	$174	$274	$50	$2,943	$224
States, municipalities and political subdivisions	90	3	64	—	154	3
Asset-backed:
Residential mortgage-backed	376	11	159	8	535	19
Commercial mortgage-backed	505	14	102	2	607	16
Other asset-backed	572	20	5	—	577	20
Total asset-backed	1,453	45	266	10	1,719	55
U.S. Treasury and obligations of government-sponsored enterprises	23	—	—	—	23	—
Foreign government	54	1	—	—	54	1
Redeemable preferred stock	2	—	—	—	2	—
Total fixed maturity securities available-for-sale	4,291	223	604	60	4,895	283
Equity securities available-for-sale:
Common stock	6	2	—	—	6	2
Preferred stock	17	2	—	—	17	2
Total equity securities available-for-sale	23	4	—	—	23	4
Total	$4,314	$227	$604	$60	$4,918	$287

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,882	$302	$162	$40	$5,044	$342
States, municipalities and political subdivisions	338	8	75	—	413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5	—	557	8
Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4	—	—	—	4	—
Foreign government	54	1	—	—	54	1
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	7,448	338	502	50	7,950	388
Equity securities available-for-sale:
Common stock	3	1	—	—	3	1
Preferred stock	13	3	—	—	13	3
Total equity securities available-for-sale	16	4	—	—	16	4
Total	$7,464	$342	$502	$50	$7,966	$392

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2016 table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors, including volatility in the energy and metals and mining sectors. As of March 31, 2016, the Company held fixed maturity securities and equity securities with an estimated fair value of $2,446 million and a cost or amortized cost of $2,464 million in the energy and metals and mining sectors. The portion of these securities in a gross unrealized loss position had an estimated fair value of $1,069 million and a cost or amortized cost of $1,202 million. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2016.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three months ended March 31
(In millions)	2016	2015
Beginning balance of credit losses on fixed maturity securities	$53	$62
Additional credit losses for securities for which an OTTI loss was previously recognized	—	—
Reductions for securities sold during the period	(5)	(1)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—
Ending balance of credit losses on fixed maturity securities	$48	$61
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2016		December 31, 2015
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,747	$1,773	$1,574	$1,595
Due after one year through five years	8,335	8,748	7,721	8,070
Due after five years through ten years	14,587	15,129	14,652	14,915
Due after ten years	12,600	14,600	13,303	14,989
Total	$37,269	$40,250	$37,250	$39,569
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on funds withheld liability with a notional value of $178 million and $179 million as of March 31, 2016 and December 31, 2015 and a fair value of $1 million and $(5) million as of March 31, 2016 and December 31, 2015. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.

Investment Commitments
As of March 31, 2016, the Company had committed approximately $371 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2016, the Company had a mortgage loan commitment of $10 million representing a signed loan application received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of March 31, 2016, the Company had commitments to purchase or fund additional amounts of $163 million and sell $166 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

March 31, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$17,916	$193	$18,109
States, municipalities and political subdivisions	—	13,177	2	13,179
Asset-backed:
Residential mortgage-backed	—	5,078	128	5,206
Commercial mortgage-backed	—	2,172	27	2,199
Other asset-backed	—	871	50	921
Total asset-backed	—	8,121	205	8,326
U.S. Treasury and obligations of government-sponsored enterprises	139	1	—	140
Foreign government	—	463	—	463
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	174	39,678	400	40,252
Equity securities	170	—	19	189
Other invested assets	—	17	—	17
Short term investments	508	1,064	—	1,572
Life settlement contracts, included in Other assets	—	—	72	72
Total assets	$852	$40,759	$491	$42,102
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2015				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$17,592	$168	$17,760
States, municipalities and political subdivisions	—	13,172	2	13,174
Asset-backed:
Residential mortgage-backed	—	4,938	134	5,072
Commercial mortgage-backed	—	2,175	22	2,197
Other asset-backed	—	868	53	921
Total asset-backed	—	7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	66	1	—	67
Foreign government	—	346	—	346
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	101	39,092	379	39,572
Equity securities	177	—	20	197
Other invested assets	—	17	—	17
Short term investments	448	1,134	—	1,582
Life settlement contracts, included in Other assets	—	—	74	74
Total assets	$726	$40,243	$473	$41,442
Liabilities
Other liabilities	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$(1)	$4	$53	$(16)	$(3)	$—	$(12)	$193	$—
States, municipalities and political subdivisions	2	—	—	—	—	—	—	—	2	—
Asset-backed:
Residential mortgage-backed	134	1	—	—	—	(5)	—	(2)	128	—
Commercial mortgage-backed	22	—	—	9	—	—	—	(4)	27	—
Other asset-backed	53	—	—	—	—	—	2	(5)	50	—
Total asset-backed	209	1	—	9	—	(5)	2	(11)	205	—
Total fixed maturity securities	379	—	4	62	(16)	(8)	2	(23)	400	—
Equity securities	20	—	(1)	—	—	—	—	—	19	—
Life settlement contracts	74	4	—	—	—	(6)	—	—	72	1
Total	$473	$4	$3	$62	$(16)	$(14)	$2	$(23)	$491	$1

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2015 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$162	$1	$—	$12	$(12)	$(14)	$37	$—	$186	$—
States, municipalities and political subdivisions	94	1	—	—	—	(9)	—	—	86	—
Asset-backed:
Residential mortgage-backed	189	1	—	72	—	(10)	—	(20)	232	—
Commercial mortgage-backed	83	1	1	6	—	(1)	—	(26)	64	—
Other asset-backed	655	1	9	35	(144)	(3)	—	—	553	—
Total asset-backed	927	3	10	113	(144)	(14)	—	(46)	849	—
Total fixed maturity securities	1,183	5	10	125	(156)	(37)	37	(46)	1,121	—
Equity securities	16	—	(3)	—	—	—	—	—	13	—
Life settlement contracts	82	13	—	—	—	(16)	—	—	79	1
Total	$1,281	$18	$7	$125	$(156)	$(53)	$37	$(46)	$1,213	$1

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2016 and 2015 there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

Derivative Financial Investments
Level 2 securities primarily include the embedded derivative on funds withheld liability. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities valued with observable inputs.
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
Other invested assets - Federal Home Loan Bank of Chicago (FHLBC) Stock
The fair value of FHLBC stock is equal to par because it can only be redeemed by the FHLBC at par or sold to another member of the FHLBC at par and is classified as Level 2.
Other invested assets - Overseas Deposits
As of March 31, 2016 and December 31, 2015, there were approximately $28 million and $27 million respectively of overseas deposits, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

March 31, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$142	Discounted cash flow	Credit spread	0% - 20% (4%)
Life settlement contracts	72	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)

December 31, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% - 184% (6%)
Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)
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

March 31, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$675	$—	$—	$697	$697
Liabilities
Long term debt	$2,708	$—	$2,943	$—	$2,943

December 31, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$678	$—	$—	$688	$688
Liabilities
Short term debt	$350	$—	$360	$—	$360
Long term debt	2,210	—	2,433	—	2,433
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair value of Mortgage loans was based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $36 million and $29 million for the three months ended March 31, 2016 and 2015. Catastrophe losses in 2016 related primarily to U.S. weather-related events.
Net Prior Year Development
The following tables and discussion present the net prior year development.

Three months ended March 31, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(34)	$(14)	$(4)	$—	$(52)
Pretax (favorable) unfavorable premium development	(11)	(2)	(1)	—	(14)
Total pretax (favorable) unfavorable net prior year development	$(45)	$(16)	$(5)	$—	$(66)

Three months ended March 31, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$2	$(5)	$(4)	$—	$(7)
Pretax (favorable) unfavorable premium development	(6)	(1)	16	—	9
Total pretax (favorable) unfavorable net prior year development	$(4)	$(6)	$12	$—	$2

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Three months ended March 31
(In millions)	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(7)	$14
Other Professional Liability and Management Liability	(9)	(3)
Surety	—	1
Warranty	2	—
Other	(20)	(10)
Total pretax (favorable) unfavorable development	$(34)	$2
2016
Favorable development for medical professional liability was due to lower than expected severity in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 recorded related to higher than expected large loss emergence and higher than expected severity in accident years 2014 and 2015.
Favorable development in other professional liability and management liability was primarily related to favorable settlements on claims in accident years 2011 through 2013. This was partially offset by unfavorable development recorded related to a specific financial institutions claim in accident year 2014 and continued deterioration on claims in accident year 2009 related to the credit crisis.
Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2015.
2015
Overall, unfavorable development for medical professional liability was primarily related to increased frequency in the Aging Services book for accident years 2013 and 2014, partially offset by better than expected severity in accident years 2010 and prior.
Favorable development for other coverage was primarily due to better than expected frequency in property coverages provided to Specialty customers in accident year 2014.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2016	2015
Pretax (favorable) unfavorable development:
Commercial Auto	$(15)	$—
General Liability	(15)	4
Workers' Compensation	4	(1)
Property and Other	12	(8)
Total pretax (favorable) unfavorable development	$(14)	$(5)
2016
Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2011 through 2014.
Favorable development for general liability was primarily due to favorable settlements on claims in accident years 2013 and 2014.
Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event.
2015
Favorable development for property and other was due to lower than expected loss emergence from 2014 catastrophe events.
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—
Other Professional Liability	(1)	—
Liability	—	(5)
Property & Marine	(4)	(6)
Other	1	7
Total pretax (favorable) unfavorable development	$(4)	$(4)

Asbestos and Environmental Pollution Reserves (A&EP)
In 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to the NICO Loss Portfolio Transfer (Loss Portfolio Transfer or LPT). At the effective date of the transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
Through December 31, 2013, the Company recognized $0.9 billion of additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring deferred retroactive reinsurance accounting treatment. This deferred gain is recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which a change in the estimate of ceded incurred losses is recognized, the change to the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the effective date of the LPT.
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2016	2015
Net A&EP adverse development before consideration of LPT	$200	$—
Provision for uncollectible third-party reinsurance on A&EP	—	—
Additional amounts ceded under LPT	200	—
Retroactive reinsurance benefit recognized	(73)	(5)
Pretax impact of unrecognized deferred retroactive reinsurance benefit	$127	$(5)
The Company expected to complete its reserve review of A&EP reserves in the second quarter of 2016; however, during the first quarter of 2016 the Company received communication from NICO that their reserve review indicated a substantial increase in reserves. As a result, the Company accelerated and completed its reserve review during the first quarter. Based upon the Company's accelerated review, net unfavorable development prior to cessions to the LPT of $200 million was recognized; $146 million related to asbestos claims and $54 million related to environmental pollution claims. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. This unfavorable development was ceded to NICO under the LPT; however the Company’s reported earnings were negatively affected due to the application of retroactive reinsurance accounting, as only a portion of the additional amounts ceded under the LPT were recognized in the current quarter. Retroactive reinsurance accounting resulted in the recognition of a reinsurance benefit of $73 million in the current quarter, while the remaining $127 million of incurred losses covered by the LPT will be recognized as a benefit through future earnings in proportion to the actual paid recoveries subject to the NICO LPT. All amounts recognized related to the LPT are recorded within Insurance claims and policyholders’ benefits in the Condensed Consolidated Statement of Operations.
As of March 31, 2016 and December 31, 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. Cumulative losses recognized in the Company's Condensed Consolidated Statement of Operations that are covered by the LPT were $368 million and $241 million as of March 31, 2016 and December 31, 2015.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.7 billion and $2.8 billion as of March 31, 2016 and December 31, 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2016	2015
Pension cost (benefit)
Service cost	$—	$2
Interest cost on projected benefit obligation	28	28
Expected return on plan assets	(40)	(43)
Amortization of net actuarial loss	9	9
Net periodic pension cost (benefit)	$(3)	$(4)

Note H. Commitments, Contingencies and Guarantees
Commitments and Contingencies
The Company holds an investment in a real estate joint venture in which the Company, on a joint and several basis with the other unrelated shareholders guaranteed to fund operating deficits of the joint venture and an operating lease for an office building entered into by the venture. The lease was terminated in March 2016. In the event that the other parties to the joint venture are unable to meet their commitments in funding this joint venture, the Company would be required to assume future obligations, primarily related to the wind-down of the lease and joint venture. The Company does not believe it is likely that it will be required to do so. However, as of March 31, 2016, the maximum potential loss that the Company could be required to pay under this guarantee, in excess of amounts already recorded, was approximately $18 million. If the Company were required to assume future obligations, the Company would have the right to pursue reimbursement from the other shareholders.
Guarantees
As of March 31, 2016 and December 31, 2015, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of March 31, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $259 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2016, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2016, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $2.0 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The table below displays the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2016	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	3	223	—	14	240
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $7, $3, $- and $11	(2)	(11)	(6)	—	(19)
Other comprehensive income (loss) net of tax (expense) benefit of $(3), $(116), $(3), $- and $(122)	5	234	6	14	259
Balance as of March 31, 2016	$32	$624	$(642)	$(70)	$(56)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2015	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(1)	121	—	(96)	24
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $-, $3, $- and $3	—	9	(6)	—	3
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(62), $(3), $- and $(65)	(1)	112	6	(96)	21
Balance as of March 31, 2015	$35	$1,054	$(627)	$(41)	$421
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

Note J. Business Segments
The Company's core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. The Company's non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2015. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs and Goodwill are readily identifiable for all individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains (losses) 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains (losses) because net realized investment gains (losses) are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$682	$688	$198	$131	$—	$—	$1,699
Net investment income	107	126	12	187	3	—	435
Other revenues	87	6	1	—	3	—	97
Total operating revenues	876	820	211	318	6	—	2,231
Claims, Benefits and Expenses
Net incurred claims and benefits	390	442	121	323	128	—	1,404
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	144	116	47	—	—	—	307
Other insurance related expenses	75	141	28	33	—	—	277
Other expenses	75	5	9	3	54	—	146
Total claims, benefits and expenses	685	707	205	359	182	—	2,138
Operating income (loss) before income tax	191	113	6	(41)	(176)	—	93
Income tax (expense) benefit on operating income (loss)	(64)	(39)	—	39	62	—	(2)
Net operating income (loss)	127	74	6	(2)	(114)	—	91
Net realized investment gains (losses)	(11)	(18)	4	(3)	(8)	—	(36)
Income tax (expense) benefit on net realized investment gains (losses)	4	6	(1)	—	2	—	11
Net realized investment gains (losses), after tax	(7)	(12)	3	(3)	(6)	—	(25)
Net income (loss)	$120	$62	$9	$(5)	$(120)	$—	$66

March 31, 2016
(In millions)
Reinsurance receivables	$765	$623	$139	$496	$2,707	$—	$4,730
Insurance receivables	884	1,025	276	14	2	—	2,201
Deferred acquisition costs	309	225	88	—	—	—	622
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,325	9,095	1,395	3,311	2,892	—	23,018
Unearned premiums	1,861	1,347	464	136	—	(1)	3,807
Future policy benefits	—	—	—	10,500	—	—	10,500

Three months ended March 31, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$680	$678	$191	$138	$—	$—	$1,687
Net investment income	155	204	14	179	6	—	558
Other revenues	78	9	—	9	2	(1)	97
Total operating revenues	913	891	205	326	8	(1)	2,342
Claims, Benefits and Expenses
Net incurred claims and benefits	429	454	116	340	(4)	—	1,335
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	144	117	35	7	—	—	303
Other insurance related expenses	69	127	37	35	—	—	268
Other expenses	67	8	5	4	46	(1)	129
Total claims, benefits and expenses	710	709	193	386	42	(1)	2,039
Operating income (loss) before income tax	203	182	12	(60)	(34)	—	303
Income tax (expense) benefit on operating income (loss)	(68)	(62)	(3)	43	12	—	(78)
Net operating income (loss)	135	120	9	(17)	(22)	—	225
Net realized investment gains (losses)	4	4	1	1	—	—	10
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(3)	—	2	—	—	(2)
Net realized investment gains (losses), after tax	3	1	1	3	—	—	8
Net income (loss)	$138	$121	$10	$(14)	$(22)	$—	$233

December 31, 2015
(In millions)
Reinsurance receivables	$724	$639	$144	$497	$2,487	$—	$4,491
Insurance receivables	890	993	233	11	2	—	2,129
Deferred acquisition costs	307	213	78	—	—	—	598
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,269	9,183	1,347	3,220	2,644	—	22,663
Unearned premiums	1,839	1,297	415	120	—	—	3,671
Future policy benefits	—	—	—	10,152	—	—	10,152

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of Operating revenues and Net realized investment gains and losses.

Three months ended March 31
(In millions)	2016	2015
Specialty
Management & Professional Liability	$618	$697
Surety	127	120
Warranty & Alternative Risks	120	100
Specialty revenues	865	917
Commercial
Middle Market	401	409
Small Business	143	165
Other Commercial Insurance	258	321
Commercial revenues	802	895
International
Canada	50	55
CNA Europe	78	77
Hardy	87	74
International revenues	215	206
Life & Group Non-Core revenues	315	327
Corporate & Other Non-Core revenues	(2)	8
Eliminations	—	(1)
Total revenues	$2,195	$2,352

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.
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

Three months ended March 31
(In millions)	2016	2015
Operating Revenues
Net earned premiums	$1,699	$1,687
Net investment income	435	558
Other revenues	97	97
Total operating revenues	2,231	2,342
Claims, Benefits and Expenses
Net incurred claims and benefits	1,404	1,335
Policyholders' dividends	4	4
Amortization of deferred acquisition costs	307	303
Other insurance related expenses	277	268
Other expenses	146	129
Total claims, benefits and expenses	2,138	2,039
Operating income before income tax	93	303
Income tax expense on operating income	(2)	(78)
Net operating income	91	225
Net realized investment (losses) gains	(36)	10
Income tax benefit (expense) on net realized investment (losses) gains	11	(2)
Net realized investment (losses) gains, after tax	(25)	8
Net income	$66	$233
Net operating income decreased $134 million for the three months ended March 31, 2016 as compared with the same period 2015. Results in 2016 within our Corporate and Other Non-Core segment were negatively affected by an $83 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Net operating income decreased $57 million for our core segments due to a decrease in net investment income driven by lower limited partnership returns, partially offset by improved underwriting results. Excluding the effect of the retroactive reinsurance charge, net operating results for our non-core segments improved $6 million primarily driven by our long term care business. Catastrophe losses were $24 million after tax for the three months ended March 31, 2016 as compared to $19 million after tax for the same period 2015.
Favorable net prior year development of $66 million was recorded for the three months ended March 31, 2016 as compared with unfavorable net prior year development of $2 million for the three months ended March 31, 2015 related to our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

SEGMENT RESULTS
The following discusses the results for our operating segments. Our core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.

Specialty
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios, rate and retention)	2016	2015
Net written premiums	$684	$698
Net earned premiums	682	680
Net investment income	107	155
Net operating income	127	135
Net realized investment (losses) gains, after tax	(7)	3
Net income	120	138

Other performance metrics:
Loss and loss adjustment expense ratio	57.1%	63.1%
Expense ratio	32.1	31.3
Dividend ratio	0.2	0.2
Combined ratio	89.4%	94.6%

Rate	1%	1%
Retention	87	86
New business	$65	$76
Net written premiums for Specialty decreased $14 million for the three months ended March 31, 2016 as compared with the same period in 2015, driven by lower new business due to competitive market conditions. Excluding premium development, net earned premiums decreased which was consistent with the trend in net written premiums.
Net operating income decreased $8 million for the three months ended March 31, 2016 as compared with the same period in 2015. Lower net investment income was partially offset by higher net favorable prior year development.
The combined ratio improved 5.2 points for the three months ended March 31, 2016 as compared with the same period in 2015. The loss ratio improved 6.0 points primarily due to higher net favorable prior year reserve development. Catastrophe losses were $4 million, or 0.6 points of the loss ratio for the three months ended March 31, 2016, as compared to $7 million, or 1.1 points of the loss ratio for three months ended March 31, 2015. The expense ratio increased 0.8 points for the three months ended March 31, 2016 as compared with the same period in 2015 due to higher underwriting expenses.
Favorable net prior year development of $45 million and $4 million was recorded in the three months ended March 31, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2016	December 31, 2015
Gross Case Reserves	$1,999	$2,011
Gross IBNR Reserves	4,326	4,258
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,325	$6,269
Net Case Reserves	$1,800	$1,810
Net IBNR Reserves	3,764	3,758
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,564	$5,568

Commercial
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios, rate and retention)	2016	2015
Net written premiums	$748	$759
Net earned premiums	688	678
Net investment income	126	204
Net operating income	74	120
Net realized investment (losses) gains, after tax	(12)	1
Net income	62	121

Other performance metrics:
Loss and loss adjustment expense ratio	64.2%	66.9%
Expense ratio	37.3	36.0
Dividend ratio	0.4	0.4
Combined ratio	101.9%	103.3%

Rate	—%	3%
Retention	83	76
New business	$137	$138
Net written premiums for Commercial decreased $11 million for the three months ended March 31, 2016 as compared with the same period in 2015. The increase in net earned premiums was consistent with the trend in recent quarters in net written premiums.
Net operating income decreased $46 million for the three months ended March 31, 2016 as compared with the same period in 2015. This decrease was due to lower net investment income partially offset by improved underwriting results.
The combined ratio improved 1.4 points for the three months ended March 31, 2016 as compared with the same period in 2015. The loss ratio improved 2.7 points due to an improved non-catastrophe current accident year loss ratio and higher favorable net prior year reserve development. Catastrophe losses were $28 million, or 4.1 points of the loss ratio for the three months ended March 31, 2016, as compared to $19 million, or 2.8 points of the loss ratio for the three months ended March 31, 2015. The expense ratio increased 1.3 points in the three months ended March 31, 2016 as compared with the same period in 2015, due to higher underwriting expenses and contingent commissions.
Favorable net prior year development of $16 million and $6 million was recorded in the three months ended March 31, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2016	December 31, 2015
Gross Case Reserves	$4,856	$4,975
Gross IBNR Reserves	4,239	4,208
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$9,095	$9,183
Net Case Reserves	$4,537	$4,651
Net IBNR Reserves	3,968	3,925
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,505	$8,576

International
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios, rate and retention)	2016	2015
Net written premiums	$236	$212
Net earned premiums	198	191
Net investment income	12	14
Net operating income	6	9
Net realized investment gains, after tax	3	1
Net income	9	10

Other performance metrics:
Loss and loss adjustment expense ratio	61.2%	60.7%
Expense ratio	37.8	37.6
Dividend ratio	—	—
Combined ratio	99.0%	98.3%

Rate	—%	(1)%
Retention	77	78
New business (a)	$60	$35
(a) Beginning in 2016, new business includes Hardy. New business for Hardy was $31 million for the three months ended March 31, 2016.
Net written premiums for International increased $24 million for the three months ended March 31, 2016 as compared with the same period 2015. Results in 2015 were negatively affected by $16 million of unfavorable premium development primarily at Hardy. Excluding the effect of foreign currency exchange rates, premium development and the timing of reinsurance spend, net written premiums for the three months ended March 31, 2016 were steady as compared to the same period in 2015. The increase in net earned premiums was consistent with the trend in net written premiums.
The combined ratio increased 0.7 points for the three months ended March 31, 2016 as compared with the same period in 2015. The loss ratio increased 0.5 points due to an increase in the current accident year loss ratio driven by political risk losses which was substantially offset by the favorable period over period effect of net prior year premium development. Catastrophe losses were $4 million, or 2.1 points of the loss ratio, for the three months ended March 31, 2016, as compared to $3 million, or 1.3 points of the loss ratio for the three months ended March 31, 2015. The expense ratio increased 0.2 points for the three months ended March 31, 2016 as compared with the same period in 2015 due to higher expenses, partially offset by the favorable impact of higher net earned premiums.
Favorable net prior year development of $5 million was recorded for the three months ended March 31, 2016 as compared with unfavorable net prior year development of $12 million for the three months ended March 31, 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table presents the gross and net carried reserves.

(In millions)	March 31, 2016	December 31, 2015
Gross Case Reserves	$638	$622
Gross IBNR Reserves	757	725
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,395	$1,347
Net Case Reserves	$558	$531
Net IBNR Reserves	692	688
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,250	$1,219

Life & Group Non-Core
The following table presents the results of operations.

Three months ended March 31
(In millions)	2016	2015
Net earned premiums	$131	$138
Net investment income	187	179
Net operating loss	(2)	(17)
Net realized investment (losses) gains, after tax	(3)	3
Net loss	(5)	(14)
Net earned premiums for Life & Group Non-Core decreased $7 million for the three months ended March 31, 2016 as compared with the same period in 2015. The effect of policy lapses was partially offset by premium rate increases.
Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results for our long term care business in 2016 now reflect the variance between actual experience and the expected results contemplated in our best estimate reserves. The net operating loss of $2 million for the three months ended March 31, 2016 is reflective of long term care business performance, generally in line with expectations.
Corporate & Other Non-Core
The following table presents the results of operations.

Three months ended March 31
(In millions)	2016	2015
Net investment income	$3	$6
Interest expense	42	39
Net operating loss	(114)	(22)
Net realized investment losses, after tax	(6)	—
Net loss	(120)	(22)
Net operating loss increased $92 million for the three months ended March 31, 2016 as compared with the same period in 2015. During the three months ended March 31, 2016, we recorded net unfavorable development of $200 million related to our A&EP reserves. This unfavorable development was ceded to NICO under the 2010 Loss Portfolio Transfer, however the Company’s reported earnings were negatively affected by $83 million, after tax, due to the application of retroactive reinsurance accounting, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2016	December 31, 2015
Gross Case Reserves	$1,490	$1,521
Gross IBNR Reserves	1,402	1,123
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,892	$2,644
Net Case Reserves	$127	$130
Net IBNR Reserves	152	153
Total Net Carried Claim and Claim Adjustment Expense Reserves	$279	$283

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2016	2015
Fixed maturity securities:
Taxable	$345	$342
Tax-Exempt	101	101
Total fixed maturity securities	446	443
Limited partnership investments	(14)	114
Other, net of investment expense	3	1
Net investment income	$435	$558
Net investment income, after tax	$315	$394

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.4%
Net investment income, after tax, for the three months ended March 31, 2016 decreased $79 million as compared with the same period in 2015. The decrease was driven by limited partnership investments, which returned (0.6)% as compared with 3.9% in the prior year period.
Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Three months ended March 31
(In millions)	2016	2015
Fixed maturity securities:
Corporate and other bonds	$(15)	$13
States, municipalities and political subdivisions	3	(4)
Asset-backed	(6)	3
U.S. Treasury and obligations of government-sponsored enterprises	1	—
Total fixed maturity securities	(17)	12
Equity securities	(5)	—
Derivative financial instruments	(7)	(1)
Short term investments and other	(7)	(1)
Net realized investment (losses) gains	(36)	10
Income tax benefit (expense) on net realized investment (losses) gains	11	(2)
Net realized investment (losses) gains, after tax	$(25)	$8
Net realized investment results, after tax, decreased $33 million for the three months ended March 31, 2016 as compared with the same period in 2015, driven by lower net realized investment gains on sales of securities and higher OTTI losses recognized in earnings. Additionally, the current period Net realized investment losses include $5 million, after tax, related to the redemption of our $350 million senior notes due August 2016. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2016		December 31, 2015
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,177	$154	$3,910	$101
AAA	1,960	141	1,938	123
AA	8,758	1,058	8,919	900
A	10,352	1,061	10,044	904
BBB	11,898	571	11,595	307
Non-investment grade	3,107	(4)	3,166	(16)
Total	$40,252	$2,981	$39,572	$2,319
As of March 31, 2016 and December 31, 2015, only 2% and 1% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$70	$1
AAA	254	4
AA	154	2
A	687	25
BBB	2,412	125
Non-investment grade	1,318	126
Total	$4,895	$283
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$323	$3
Due after one year through five years	1,024	38
Due after five years through ten years	2,689	159
Due after ten years	859	83
Total	$4,895	$283

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

	March 31, 2016		December 31, 2015
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,344	9.2	$14,879	9.6
Other interest sensitive investments	26,483	4.1	26,435	4.3
Total	$41,827	6.0	$41,314	6.2
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
Short Term Investments
The carrying values of the components of the Short term investments are presented in the following table.

(In millions)	March 31, 2016	December 31, 2015
Short term investments:
Commercial paper	$945	$998
U.S. Treasury securities	462	411
Money market funds	64	60
Other	177	191
Total short term investments	$1,648	$1,660

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2016, net cash provided by operating activities was $334 million as compared with $94 million for the same period in 2015. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships.
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
Net cash used by investing activities was $9 million for the three months ended March 31, 2016, as compared with net cash provided of $526 million for the same period in 2015. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the three months ended March 31, 2016, net cash used by financing activities was $469 million as compared with $603 million for the same period in 2015. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of the 6.50% senior notes due August 15, 2016.
Common Stock Dividends
A quarterly dividend of $0.25 per share and a special dividend of $2.00 per share of our common stock were declared and paid in the first quarter of 2016. On April 29, 2016, our Board of Directors declared a quarterly dividend of $0.25 per share, payable June 1, 2016 to stockholders of record on May 16, 2016. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Liquidity
We believe our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC).
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior years statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2016 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department's prior approval is $1,079 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $300 million during the nine months ended December 31, 2015 and $565 million during the three months ended March 31, 2016. As of March 31, 2016 CCC is able to pay approximately $214 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

ACCOUNTING STANDARDS UPDATES
For discussion of Accounting Standards Updates adopted in the current period and that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2016. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2016, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2016.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: May 3, 2016	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE