Form 10-Q
period 2016-06-30
CNA FINANCIAL CORP
filed 2016-08-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2016
Common Stock, Par value $2.50	270,483,164

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Net earned premiums	$1,730	$1,735	$3,429	$3,422
Net investment income	502	500	937	1,058
Net realized investment gains (losses)
Other-than-temporary impairment losses	(15)	(31)	(38)	(43)
Other net realized investment gains	31	31	18	53
Net realized investment gains (losses)	16	—	(20)	10
Other revenues	100	92	197	189
Total revenues	2,348	2,327	4,543	4,679
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,339	1,469	2,747	2,808
Amortization of deferred acquisition costs	305	314	612	617
Other operating expenses	378	341	759	699
Interest	38	39	80	78
Total claims, benefits and expenses	2,060	2,163	4,198	4,202
Income before income tax	288	164	345	477
Income tax expense	(79)	(26)	(70)	(106)
Net income	$209	$138	$275	$371

Basic earnings per share	$0.77	$0.51	$1.02	$1.37

Diluted earnings per share	$0.77	$0.51	$1.02	$1.37

Dividends declared per share	$0.25	$0.25	$2.50	$2.50

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.5	270.3	270.4	270.2
Diluted	270.9	270.7	270.9	270.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Comprehensive Income (Loss)
Net income	$209	$138	$275	$371
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(1)	(4)	4	(5)
Net unrealized gains on other investments	310	(365)	544	(253)
Net unrealized gains on investments	309	(369)	548	(258)
Foreign currency translation adjustment	(48)	49	(34)	(47)
Pension and postretirement benefits	5	42	11	48
Other comprehensive income (loss), net of tax	266	(278)	525	(257)
Total comprehensive income (loss)	$475	$(140)	$800	$114
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,838 and $37,253)	$41,857	$39,572
Equity securities at fair value (cost of $117 and $191)	123	197
Limited partnership investments	2,542	2,548
Other invested assets	33	44
Mortgage loans	610	678
Short term investments	1,384	1,660
Total investments	46,549	44,699
Cash	289	387
Reinsurance receivables (less allowance for uncollectible receivables of $37 and $38)	4,683	4,453
Insurance receivables (less allowance for uncollectible receivables of $45 and $51)	2,368	2,078
Accrued investment income	400	404
Deferred acquisition costs	620	598
Deferred income taxes	293	638
Property and equipment at cost (less accumulated depreciation of $224 and $382)	276	343
Goodwill	147	150
Other assets (includes $2 and $- due from Loews Corporation)	1,281	1,295
Total assets	$56,906	$55,045
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,975	$22,663
Unearned premiums	3,865	3,671
Future policy benefits	11,140	10,152
Short term debt	—	350
Long term debt	2,708	2,210
Other liabilities (includes $12 and $82 due to Loews Corporation)	4,332	4,243
Total liabilities	45,020	43,289
Commitments and contingencies (Notes C, F and H)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,483,164 and 270,274,361 shares outstanding)	683	683
Additional paid-in capital	2,155	2,153
Retained earnings	8,911	9,313
Accumulated other comprehensive income (loss)	210	(315)
Treasury stock (2,557,079 and 2,765,882 shares), at cost	(73)	(78)
Total stockholders’ equity	11,886	11,756
Total liabilities and stockholders' equity	$56,906	$55,045
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2016	2015
Cash Flows from Operating Activities
Net income	$275	$371
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	63	32
Trading portfolio activity	(7)	1
Net realized investment losses (gains)	20	(10)
Equity method investees	230	(48)
Net amortization of investments	(10)	(13)
Depreciation and amortization	39	39
Changes in:
Receivables, net	(540)	(211)
Accrued investment income	4	8
Deferred acquisition costs	(25)	(8)
Insurance reserves	666	451
Other assets	(106)	(60)
Other liabilities	(27)	(94)
Other, net	31	82
Total adjustments	338	169
Net cash flows provided by operating activities	613	540
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,066	2,859
Fixed maturity securities - maturities, calls and redemptions	1,247	2,304
Equity securities	72	33
Limited partnerships	124	85
Mortgage loans	109	19
Purchases:
Fixed maturity securities	(4,874)	(5,029)
Equity securities	—	(30)
Limited partnerships	(206)	(78)
Mortgage loans	(41)	(60)
Change in other investments	11	8
Change in short term investments	281	33
Purchases of property and equipment	(65)	(57)
Disposals of property and equipment	107	—
Other, net	2	—
Net cash flows (used) provided by investing activities	$(167)	$87
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Six months ended June 30
(In millions)	2016	2015
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(677)	$(676)
Proceeds from the issuance of debt	498	—
Repayment of debt	(358)	—
Other, net	(1)	6
Net cash flows used by financing activities	(538)	(670)
Effect of foreign exchange rate changes on cash	(6)	(2)
Net change in cash	(98)	(45)
Cash, beginning of year	387	190
Cash, end of period	$289	$145
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Six months ended June 30
(In millions)	2016	2015
Common Stock
Balance, beginning of year	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,153	2,151
Stock-based compensation	2	(5)
Balance, end of period	2,155	2,146
Retained Earnings
Balance, beginning of year	9,313	9,645
Dividends paid to common stockholders	(677)	(676)
Net income	275	371
Balance, end of period	8,911	9,340
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(315)	400
Other comprehensive income (loss)	525	(257)
Balance, end of period	210	143
Treasury Stock
Balance, beginning of year	(78)	(84)
Stock-based compensation	5	6
Balance, end of period	(73)	(78)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	—	(1)
Decrease in notes receivable for common stock	—	1
Balance, end of period	—	—
Total stockholders' equity	$11,886	$12,234
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2016.
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
The interim financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The updated accounting guidance removes the requirement to categorize assets measured at fair value utilizing the net asset value per share (or equivalent) practical expedient within the fair value hierarchy. As of January 1, 2016, the Company adopted the updated accounting guidance retrospectively. The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value. The impact of adopting the new accounting standard resulted in excluding overseas deposits of $28 million and $27 million from the fair value level disclosure as of June 30, 2016 and December 31, 2015.

Accounting Standards Pending Adoption
In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about
Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures but expects to provide additional incurred and paid claims development information by accident year, quantitative information about claim frequency and the history of claims duration for significant lines of business within the Company’s annual financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on the Company's financial statements, but expects the primary changes to be the use of the expected credit loss model for its mortgage loan portfolio and reinsurance receivables and the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses when the estimate of credit losses declines.

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
For the three and six months ended June 30, 2016, approximately 409 thousand and 473 thousand potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 178 thousand and 180 thousand potential shares attributable to exercises under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
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

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities	$449	$452	$895	$895
Equity securities	4	3	7	6
Limited partnership investments	46	48	32	162
Mortgage loans	13	9	22	17
Short term investments	1	—	4	2
Trading portfolio	4	3	6	5
Gross investment income	517	515	966	1,087
Investment expense	(15)	(15)	(29)	(29)
Net investment income	$502	$500	$937	$1,058
Net realized investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$40	$36	$85	$69
Gross realized losses	(24)	(48)	(86)	(69)
Net realized investment gains (losses) on fixed maturity securities	16	(12)	(1)	—
Equity securities:
Gross realized gains	4	—	4	1
Gross realized losses	(1)	(1)	(6)	(2)
Net realized investment gains (losses) on equity securities	3	(1)	(2)	(1)
Derivative financial instruments	(6)	11	(13)	10
Short term investments and other	3	2	(4)	1
Net realized investment gains (losses)	$16	$—	$(20)	$10
Net realized investment losses for the six months ended June 30, 2016 include $8 million related to the redemption of the Company's $350 million senior notes due August 2016.
The components of Net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities available-for-sale:
Corporate and other bonds	$13	$11	$29	$16
States, municipalities and political subdivisions	—	13	—	18
Asset-backed:
Residential mortgage-backed	1	5	1	6
Other asset-backed	1	1	3	1
Total asset-backed	2	6	4	7
Total fixed maturity securities available-for-sale	15	30	33	41
Equity securities available-for-sale -- Common stock	—	—	5	1
Short term investments	—	1	—	1
OTTI losses recognized in earnings	$15	$31	$38	$43

The following tables present a summary of fixed maturity and equity securities.

June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,613	$1,684	$93	$19,204	$(1)
States, municipalities and political subdivisions	11,661	2,114	2	13,773	(25)
Asset-backed:
Residential mortgage-backed	4,994	215	20	5,189	(21)
Commercial mortgage-backed	2,080	91	8	2,163	—
Other asset-backed	928	8	5	931	—
Total asset-backed	8,002	314	33	8,283	(21)
U.S. Treasury and obligations of government-sponsored enterprises	81	11	—	92	—
Foreign government	438	22	—	460	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,828	4,147	128	41,847	$(47)
Total fixed maturity securities trading	10			10
Equity securities available-for-sale:
Common stock	20	5	2	23
Preferred stock	97	6	3	100
Total equity securities available-for-sale	117	11	5	123
Total	$37,955	$4,158	$133	$41,980

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,080	$1,019	$342	$17,757	$—
States, municipalities and political subdivisions	11,729	1,453	8	13,174	(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197	—
Other asset-backed	923	6	8	921	—
Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5	—	67	—
Foreign government	334	13	1	346	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,250	2,707	388	39,569	$(41)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	46	3	1	48
Preferred stock	145	7	3	149
Total equity securities available-for-sale	191	10	4	197
Total	$37,444	$2,717	$392	$39,769

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2016 and December 31, 2015, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,682 million and $1,111 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,032	$43	$562	$50	$1,594	$93
States, municipalities and political subdivisions	68	2	10	—	78	2
Asset-backed:
Residential mortgage-backed	293	8	234	12	527	20
Commercial mortgage-backed	386	7	118	1	504	8
Other asset-backed	306	5	5	—	311	5
Total asset-backed	985	20	357	13	1,342	33
Foreign government	8	—	5	—	13	—
Total fixed maturity securities available-for-sale	2,093	65	934	63	3,027	128
Equity securities available-for-sale:
Common stock	4	2	—	—	4	2
Preferred stock	23	3	—	—	23	3
Total equity securities available-for-sale	27	5	—	—	27	5
Total	$2,120	$70	$934	$63	$3,054	$133

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,882	$302	$162	$40	$5,044	$342
States, municipalities and political subdivisions	338	8	75	—	413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5	—	557	8
Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4	—	—	—	4	—
Foreign government	54	1	—	—	54	1
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	7,448	338	502	50	7,950	388
Equity securities available-for-sale:
Common stock	3	1	—	—	3	1
Preferred stock	13	3	—	—	13	3
Total equity securities available-for-sale	16	4	—	—	16	4
Total	$7,464	$342	$502	$50	$7,966	$392

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2016 table above, are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2016.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Beginning balance of credit losses on fixed maturity securities	$48	$61	$53	$62
Reductions for securities sold during the period	(7)	(2)	(12)	(3)
Ending balance of credit losses on fixed maturity securities	$41	$59	$41	$59
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2016		December 31, 2015
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,817	$1,855	$1,574	$1,595
Due after one year through five years	8,616	9,114	7,721	8,070
Due after five years through ten years	14,583	15,466	14,652	14,915
Due after ten years	12,812	15,412	13,303	14,989
Total	$37,828	$41,847	$37,250	$39,569
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on funds withheld liability with a notional value of $177 million and $179 million as of June 30, 2016 and December 31, 2015 and a fair value of $8 million and $(5) million as of June 30, 2016 and December 31, 2015. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of June 30, 2016, the Company had committed approximately $365 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of June 30, 2016, the Company had mortgage loan commitments of $59 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of June 30, 2016, the Company had commitments to purchase or fund additional amounts of $198 million and sell $95 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

June 30, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$18,972	$242	$19,214
States, municipalities and political subdivisions	—	13,771	2	13,773
Asset-backed:
Residential mortgage-backed	—	5,055	134	5,189
Commercial mortgage-backed	—	2,152	11	2,163
Other asset-backed	—	886	45	931
Total asset-backed	—	8,093	190	8,283
U.S. Treasury and obligations of government-sponsored enterprises	91	1	—	92
Foreign government	—	460	—	460
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	126	41,297	434	41,857
Equity securities	104	—	19	123
Other invested assets	—	5	—	5
Short term investments	339	950	—	1,289
Life settlement contracts, included in Other assets	—	—	67	67
Total assets	$569	$42,252	$520	$43,341
Liabilities
Other liabilities	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

December 31, 2015				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$17,592	$168	$17,760
States, municipalities and political subdivisions	—	13,172	2	13,174
Asset-backed:
Residential mortgage-backed	—	4,938	134	5,072
Commercial mortgage-backed	—	2,175	22	2,197
Other asset-backed	—	868	53	921
Total asset-backed	—	7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	66	1	—	67
Foreign government	—	346	—	346
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	101	39,092	379	39,572
Equity securities	177	—	20	197
Other invested assets	—	17	—	17
Short term investments	448	1,134	—	1,582
Life settlement contracts, included in Other assets	—	—	74	74
Total assets	$726	$40,243	$473	$41,442
Liabilities
Other liabilities	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of April 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$193	$1	$3	$94	$(20)	$(7)	$—	$(22)	$242	$—
States, municipalities and political subdivisions	2	—	—	—	—	—	—	—	2	—
Asset-backed:
Residential mortgage-backed	128	1	(1)	10	—	(4)	—	—	134	—
Commercial mortgage-backed	27	—	—	—	—	(9)	3	(10)	11	—
Other asset-backed	50	—	2	35	(25)	(1)	—	(16)	45	—
Total asset-backed	205	1	1	45	(25)	(14)	3	(26)	190	—
Total fixed maturity securities	400	2	4	139	(45)	(21)	3	(48)	434	—
Equity securities	19	—	—	—	—	—	—	—	19	—
Life settlement contracts	72	6	—	—	—	(11)	—	—	67	(3)
Total	$491	$8	$4	$139	$(45)	$(32)	$3	$(48)	$520	$(3)

Level 3 (In millions)	Balance as of April 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2015 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$186	$(2)	$(1)	$—	$—	$(7)	$—	$(35)	$141	$(3)
States, municipalities and political subdivisions	86	—	—	—	—	(1)	—	—	85	—
Asset-backed:
Residential mortgage-backed	232	1	(2)	—	—	(11)	—	(13)	207	—
Commercial mortgage-backed	64	1	(1)	9	—	(1)	17	(2)	87	—
Other asset-backed	553	2	1	47	(90)	(17)	—	(6)	490	—
Total asset-backed	849	4	(2)	56	(90)	(29)	17	(21)	784	—
Total fixed maturity securities	1,121	2	(3)	56	(90)	(37)	17	(56)	1,010	(3)
Equity securities	13	—	3	—	—	—	—	—	16	—
Life settlement contracts	79	4	—	—	—	(8)	—	—	75	(2)
Total	$1,213	$6	$—	$56	$(90)	$(45)	$17	$(56)	$1,101	$(5)

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$—	$7	$147	$(36)	$(10)	$—	$(34)	$242	$—
States, municipalities and political subdivisions	2	—	—	—	—	—	—	—	2	—
Asset-backed:
Residential mortgage-backed	134	2	(1)	10	—	(9)	—	(2)	134	—
Commercial mortgage-backed	22	—	—	9	—	(9)	3	(14)	11	—
Other asset-backed	53	—	2	35	(25)	(1)	2	(21)	45	—
Total asset-backed	209	2	1	54	(25)	(19)	5	(37)	190	—
Total fixed maturity securities	379	2	8	201	(61)	(29)	5	(71)	434	—
Equity securities	20	—	(1)	—	—	—	—	—	19	—
Life settlement contracts	74	10	—	—	—	(17)	—	—	67	(3)
Total	$473	$12	$7	$201	$(61)	$(46)	$5	$(71)	$520	$(3)

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2015 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$12	$(12)	$(21)	$37	$(35)	$141	$(3)
States, municipalities and political subdivisions	94	1	—	—	—	(10)	—	—	85	—
Asset-backed:
Residential mortgage-backed	189	2	(2)	72	—	(21)	—	(33)	207	—
Commercial mortgage-backed	83	2	—	15	—	(2)	17	(28)	87	—
Other asset-backed	655	3	10	82	(234)	(20)	—	(6)	490	—
Total asset-backed	927	7	8	169	(234)	(43)	17	(67)	784	—
Total fixed maturity securities	1,183	7	7	181	(246)	(74)	54	(102)	1,010	(3)
Equity securities	16	—	—	—	—	—	—	—	16	—
Life settlement contracts	82	17	—	—	—	(24)	—	—	75	(1)
Total	$1,281	$24	$7	$181	$(246)	$(98)	$54	$(102)	$1,101	$(4)

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and six months ended June 30, 2016 and 2015 there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Short Term Investments
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are valued consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Condensed Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
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
Other invested assets - Overseas Deposits
As of June 30, 2016 and December 31, 2015, there were approximately $28 million and $27 million respectively of overseas deposits, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company.

June 30, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$226	Discounted cash flow	Credit spread	1% - 40% (6%)
Life settlement contracts	67	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (162%)

December 31, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% - 184% (6%)
Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)
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

June 30, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$610	$—	$—	$638	$638
Liabilities
Long term debt	$2,708	$—	$3,024	$—	$3,024

December 31, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$678	$—	$—	$688	$688
Liabilities
Short term debt	$350	$—	$360	$—	$360
Long term debt	2,210	—	2,433	—	2,433
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $85 million and $121 million for the three and six months ended June 30, 2016. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires. The Company reported catastrophe losses, net of reinsurance, of $60 million and $89 million for the three and six months ended June 30, 2015.

Net Prior Year Development
The following tables and discussion present the net prior year development.

Three months ended June 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(65)	$(18)	$(15)	$—	$(98)
Pretax (favorable) unfavorable premium development	(7)	(2)	1	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(72)	$(20)	$(14)	$—	$(106)

Three months ended June 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(13)	$16	$(8)	$—	$(5)
Pretax (favorable) unfavorable premium development	(2)	(11)	(2)	—	(15)
Total pretax (favorable) unfavorable net prior year development	$(15)	$5	$(10)	$—	$(20)

Six months ended June 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(99)	$(32)	$(19)	$—	$(150)
Pretax (favorable) unfavorable premium development	(18)	(4)	—	—	(22)
Total pretax (favorable) unfavorable net prior year development	$(117)	$(36)	$(19)	$—	$(172)

Six months ended June 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(11)	$11	$(12)	$—	$(12)
Pretax (favorable) unfavorable premium development	(8)	(12)	14	—	(6)
Total pretax (favorable) unfavorable net prior year development	$(19)	$(1)	$2	$—	$(18)

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(23)	$(6)	$(30)	$8
Other Professional Liability and Management Liability	(41)	(1)	(50)	(4)
Surety	—	—	—	1
Warranty	3	1	5	1
Other	(4)	(7)	(24)	(17)
Total pretax (favorable) unfavorable development	$(65)	$(13)	$(99)	$(11)
Three Months
2016
Favorable development in medical professional liability was due to lower than expected severity for individual healthcare professionals and allied facilities for accident years 2014 and prior.
Favorable development in other professional liability and management liability was primarily related to lower than expected frequency of claims in accident years 2010 through 2015, mainly driven by professional services. This was partially offset by unfavorable development in accident year 2015 related to an increase in management liability frequency of larger claims.
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

Six Months
2016
Favorable development for medical professional liability was primarily due to lower than expected severities for individual healthcare professionals, allied facilities, and hospitals in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected severity in accident years 2014 and 2015 in our aging services business.
Favorable development in other professional liability and management liability was primarily related to lower than expected frequency of claims in accident years 2010 through 2015, mainly driven by professional services. Additional favorable development was related to favorable outcomes on larger claims in 2013 and prior in professional services. This was partially offset by unfavorable development in accident years 2014 and 2015 related to an increase in management liability frequency of larger claims.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Pretax (favorable) unfavorable development:
Commercial Auto	$(20)	$7	$(35)	$7
General Liability	(37)	1	(52)	5
Workers' Compensation	50	24	54	23
Property and Other	(11)	(16)	1	(24)
Total pretax (favorable) unfavorable development	$(18)	$16	$(32)	$11
Three Months
2016
Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014.
Favorable development for general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014 and better than expected severity on umbrella claims in accident years 2010 through 2013.
Unfavorable development for workers’ compensation was due to a reduction in estimated recoveries on war hazard claims for Defense Base Act contractors, which was partially offset by favorable development related to lower than expected frequencies for our small and middle market businesses in accident years 2009 through 2014.
Favorable development for property and other was primarily due to better than expected loss emergence in accident years 2013 through 2015.
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

Six Months
2016
Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014.
Favorable development for general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014 and better than expected severity on umbrella claims in accident years 2010 through 2013.
Unfavorable development for workers’ compensation was due to a reduction in estimated recoveries on war hazard claims for Defense Base Act contractors, which was partially offset by favorable development related to lower than expected frequencies for our small and middle market businesses in accident years 2009 through 2014.
Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event. Favorable development was primarily due to better than expected loss emergence in accident years 2013 through 2015.
2015
In addition to the favorable property development noted in the three month discussion, there was additional favorable development for property related to better than expected loss emergence from 2014 catastrophe events.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(1)	$—	$(1)	$—
Other Professional Liability	18	(5)	17	(5)
Liability	(19)	(2)	(19)	(7)
Property & Marine	(3)	(8)	(7)	(14)
Other	(10)	7	(9)	14
Total pretax (favorable) unfavorable development	$(15)	$(8)	$(19)	$(12)
Three Months
2016
Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015.
Favorable development for liability was primarily due to better than expected severity in accident years 2013 and prior.
Favorable development for other coverages was primarily due to better than expected severity in auto liability in accident years 2011 through 2015.
2015
Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.
Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.
Six Months
2016
Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015.
Favorable development for liability was primarily due to better than expected severity in accident years 2013 and prior.
Favorable development for other coverages was primarily due to better than expected severity in auto liability in accident years 2011 through 2015.
2015
Favorable development in property and marine was due to better than expected emergence in accident years 2012 through 2014.
Unfavorable development in other is due to large losses in financial institutions and political risk primarily in accident year 2014.

Asbestos and Environmental Pollution Reserves (A&EP)
In 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO through a Loss Portfolio Transfer (LPT). At the effective date of the transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Net A&EP adverse development before consideration of LPT	$—	$150	$200	$150
Provision for uncollectible third-party reinsurance on A&EP	—	—	—	—
Additional amounts ceded under LPT	—	150	200	150
Retroactive reinsurance benefit recognized	(9)	(66)	(82)	(71)
Pretax impact of unrecognized deferred retroactive reinsurance benefit	$(9)	$84	$118	$79
The Company completed its reserve review of A&EP reserves in the first quarter of 2016. Based upon the Company's review, net unfavorable development prior to cessions to the LPT of $200 million was recognized. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. This unfavorable development was ceded to NICO under the LPT; however, the Company’s reported earnings were negatively affected due to the application of retroactive reinsurance accounting, as only a portion of the additional amounts ceded under the LPT were recognized in that quarter. All amounts recognized related to the LPT are recorded within Insurance claims and policyholders’ benefits in the Condensed Consolidated Statement of Operations.
As of June 30, 2016 and December 31, 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. The unrecognized deferred retroactive reinsurance benefit was $359 million and $241 million as of June 30, 2016 and December 31, 2015.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.6 billion and $2.8 billion as of June 30, 2016 and December 31, 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Contingent Liabilities
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Pension cost (benefit)
Service cost	$—	$2	$—	$4
Interest cost on projected benefit obligation	28	28	56	56
Expected return on plan assets	(40)	(44)	(80)	(87)
Amortization of net actuarial loss	10	10	19	19
Net periodic pension cost (benefit)	$(2)	$(4)	$(5)	$(8)
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

Note H. Commitments, Contingencies and Guarantees
Commitments and Contingencies
The Company holds an investment in a real estate joint venture in which the Company, on a joint and several basis with the other unrelated shareholders guaranteed to fund operating deficits of the joint venture and an operating lease for an office building entered into by the venture. The lease was terminated in March 2016. In the event that the other parties to the joint venture are unable to meet their commitments in funding this joint venture, the Company would be required to assume future obligations, primarily related to the wind-down of the lease and joint venture. The Company does not believe it is likely that it will be required to do so. However, as of June 30, 2016, the maximum potential loss that the Company could be required to pay under this guarantee, in excess of amounts already recorded, was approximately $16 million. If the Company were required to assume future obligations, the Company would have the right to pursue reimbursement from the other shareholders.
Guarantees
As of June 30, 2016 and December 31, 2015, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of June 30, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $259 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2016, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2016, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $2.0 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The table below displays the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2016	$32	$624	$(642)	$(70)	$(56)
Other comprehensive income (loss) before reclassifications	(1)	323	—	(48)	274
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(6), $3, $- and $(3)	—	13	(5)	—	8
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(157), $(3), $- and $(159)	(1)	310	5	(48)	266
Balance as of June 30, 2016	$31	$934	$(637)	$(118)	$210

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2015	$35	$1,054	$(627)	$(41)	$421
Other comprehensive income (loss) before reclassifications	(4)	(372)	36	49	(291)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $5, $4, $- and $9	—	(7)	(6)	—	(13)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $181, $(23), $- and $160	(4)	(365)	42	49	(278)
Balance as of June 30, 2015	$31	$689	$(585)	$8	$143

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2016	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	2	546	—	(34)	514
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $1, $6, $- and $8	(2)	2	(11)	—	(11)
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(273), $(6), $- and $(281)	4	544	11	(34)	525
Balance as of June 30, 2016	$31	$934	$(637)	$(118)	$210

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2015	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(5)	(251)	36	(47)	(267)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $5, $7, $- and $12	—	2	(12)	—	(10)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $119, $(26), $- and $95	(5)	(253)	48	(47)	(257)
Balance as of June 30, 2015	$31	$689	$(585)	$8	$143
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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
Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net realized investment gains (losses) ii) income or loss from discontinued operations and iii) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains (losses) because net realized investment gains (losses) are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$702	$696	$197	$136	$—	$(1)	$1,730
Net investment income	133	164	13	188	4	—	502
Other revenues	89	8	—	3	—	—	100
Total operating revenues	924	868	210	327	4	(1)	2,332
Claims, Benefits and Expenses
Net incurred claims and benefits	377	469	157	340	(8)	—	1,335
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	148	117	40	—	—	—	305
Other insurance related expenses	73	130	37	31	—	(1)	270
Other expenses	79	11	7	2	47	—	146
Total claims, benefits and expenses	678	730	241	373	39	(1)	2,060
Operating income (loss) before income tax	246	138	(31)	(46)	(35)	—	272
Income tax (expense) benefit on operating income (loss)	(82)	(46)	4	42	11	—	(71)
Net operating income (loss)	164	92	(27)	(4)	(24)	—	201
Net realized investment gains (losses)	4	8	4	(2)	2	—	16
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	(1)	(3)	1	—	(8)
Net realized investment gains (losses), after tax	2	5	3	(5)	3	—	8
Net income (loss)	$166	$97	$(24)	$(9)	$(21)	$—	$209

Three months ended June 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$689	$703	$207	$137	$—	$(1)	$1,735
Net investment income	134	169	13	179	5	—	500
Other revenues	81	9	(1)	—	3	—	92
Total operating revenues	904	881	219	316	8	(1)	2,327
Claims, Benefits and Expenses
Net incurred claims and benefits	416	507	114	344	85	—	1,466
Policyholders’ dividends	1	2	—	—	—	—	3
Amortization of deferred acquisition costs	146	117	45	6	—	—	314
Other insurance related expenses	66	130	31	34	(1)	(1)	259
Other expenses	69	5	(5)	5	47	—	121
Total claims, benefits and expenses	698	761	185	389	131	(1)	2,163
Operating income (loss) before income tax	206	120	34	(73)	(123)	—	164
Income tax (expense) benefit on operating income (loss)	(69)	(42)	(12)	49	42	—	(32)
Net operating income (loss)	137	78	22	(24)	(81)	—	132
Net realized investment gains (losses)	—	2	1	(5)	2	—	—
Income tax (expense) benefit on net realized investment gains (losses)	—	2	(1)	6	(1)	—	6
Net realized investment gains (losses), after tax	—	4	—	1	1	—	6
Net income (loss)	$137	$82	$22	$(23)	$(80)	$—	$138

Six months ended June 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,384	$1,384	$395	$267	$—	$(1)	$3,429
Net investment income	240	290	25	375	7	—	937
Other revenues	176	14	1	3	3	—	197
Total operating revenues	1,800	1,688	421	645	10	(1)	4,563
Claims, Benefits and Expenses
Net incurred claims and benefits	767	911	278	663	120	—	2,739
Policyholders’ dividends	2	6	—	—	—	—	8
Amortization of deferred acquisition costs	292	233	87	—	—	—	612
Other insurance related expenses	148	271	65	64	—	(1)	547
Other expenses	154	16	16	5	101	—	292
Total claims, benefits and expenses	1,363	1,437	446	732	221	(1)	4,198
Operating income (loss) before income tax	437	251	(25)	(87)	(211)	—	365
Income tax (expense) benefit on operating income (loss)	(146)	(85)	4	81	73	—	(73)
Net operating income (loss)	291	166	(21)	(6)	(138)	—	292
Net realized investment gains (losses)	(7)	(10)	8	(5)	(6)	—	(20)
Income tax (expense) benefit on net realized investment gains (losses)	2	3	(2)	(3)	3	—	3
Net realized investment gains (losses), after tax	(5)	(7)	6	(8)	(3)	—	(17)
Net income (loss)	$286	$159	$(15)	$(14)	$(141)	$—	$275

June 30, 2016
(In millions)
Reinsurance receivables	$856	$621	$128	$492	$2,623	$—	$4,720
Insurance receivables	1,005	1,120	274	11	3	—	2,413
Deferred acquisition costs	308	228	84	—	—	—	620
Goodwill	117	—	30	—	—	—	147
Insurance reserves
Claim and claim adjustment expenses	6,414	8,973	1,409	3,382	2,797	—	22,975
Unearned premiums	1,871	1,417	450	128	—	(1)	3,865
Future policy benefits	—	—	—	11,140	—	—	11,140

Six months ended June 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,369	$1,381	$398	$275	$—	$(1)	$3,422
Net investment income	289	373	27	358	11	—	1,058
Other revenues	159	18	(1)	9	5	(1)	189
Total operating revenues	1,817	1,772	424	642	16	(2)	4,669
Claims, Benefits and Expenses
Net incurred claims and benefits	845	961	230	684	81	—	2,801
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	290	234	80	13	—	—	617
Other insurance related expenses	135	257	68	69	(1)	(1)	527
Other expenses	136	13	—	9	93	(1)	250
Total claims, benefits and expenses	1,408	1,470	378	775	173	(2)	4,202
Operating income (loss) before income tax	409	302	46	(133)	(157)	—	467
Income tax (expense) benefit on operating income (loss)	(137)	(104)	(15)	92	54	—	(110)
Net operating income (loss)	272	198	31	(41)	(103)	—	357
Net realized investment gains (losses)	4	6	2	(4)	2	—	10
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(1)	(1)	8	(1)	—	4
Net realized investment gains (losses), after tax	3	5	1	4	1	—	14
Net income (loss)	$275	$203	$32	$(37)	$(102)	$—	$371

December 31, 2015
(In millions)
Reinsurance receivables	$724	$639	$144	$497	$2,487	$—	$4,491
Insurance receivables	890	993	233	11	2	—	2,129
Deferred acquisition costs	307	213	78	—	—	—	598
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,269	9,183	1,347	3,220	2,644	—	22,663
Unearned premiums	1,839	1,297	415	120	—	—	3,671
Future policy benefits	—	—	—	10,152	—	—	10,152

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of Operating revenues and Net realized investment gains and losses.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Specialty
Management & Professional Liability	$659	$674	$1,277	$1,371
Surety	133	125	260	245
Warranty & Alternative Risks	136	105	256	205
Specialty revenues	928	904	1,793	1,821
Commercial
Middle Market	434	412	835	821
Small Business	151	158	294	323
Other Commercial Insurance	291	313	549	634
Commercial revenues	876	883	1,678	1,778
International
Canada	51	54	101	109
CNA Europe	81	77	159	154
Hardy	82	89	169	163
International revenues	214	220	429	426
Life & Group Non-Core revenues	325	311	640	638
Corporate & Other Non-Core revenues	6	10	4	18
Eliminations	(1)	(1)	(1)	(2)
Total revenues	$2,348	$2,327	$4,543	$4,679

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
We utilize the net operating income (loss) financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Operating Revenues
Net earned premiums	$1,730	$1,735	$3,429	$3,422
Net investment income	502	500	937	1,058
Other revenues	100	92	197	189
Total operating revenues	2,332	2,327	4,563	4,669
Claims, Benefits and Expenses
Net incurred claims and benefits	1,335	1,466	2,739	2,801
Policyholders' dividends	4	3	8	7
Amortization of deferred acquisition costs	305	314	612	617
Other insurance related expenses	270	259	547	527
Other expenses	146	121	292	250
Total claims, benefits and expenses	2,060	2,163	4,198	4,202
Operating income before income tax	272	164	365	467
Income tax expense on operating income	(71)	(32)	(73)	(110)
Net operating income	201	132	292	357
Net realized investment gains (losses)	16	—	(20)	10
Income tax (expense) benefit on net realized investment gains (losses)	(8)	6	3	4
Net realized investment gains (losses), after tax	8	6	(17)	14
Net income	$209	$138	$275	$371
Three Month Comparison
Net operating income increased $69 million for the three months ended June 30, 2016 as compared with the same period in 2015. Results in 2015 within our Corporate and Other Non-Core segment were negatively affected by a $54 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Excluding the effect of the retroactive reinsurance charge, net operating results for our non-core segments improved $23 million primarily driven by our long term care business. Net operating income decreased $8 million for our core segments due to improved underwriting results, largely due to favorable net prior year development, which were more than offset by foreign currency exchange rate losses and lower investment income.
Favorable net prior year development of $106 million and $20 million was recorded for the three months ended June 30, 2016 and 2015 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Catastrophe losses were $58 million after tax for the three months ended June 30, 2016 as compared to $39 million after tax for the same period in 2015.

Six Month Comparison
Net operating income decreased $65 million for the six months ended June 30, 2016 as compared with the same period in 2015. Net operating income decreased $65 million for our core segments due to a decrease in net investment income, driven by lower limited partnership returns, and higher non-catastrophe current accident year losses, partially offset by higher net favorable prior year development. Results for our non-core segments were negatively affected in both periods by after tax charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer. The Loss Portfolio Transfer drove $25 million of the period over period change, as further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Excluding the effect of the retroactive reinsurance charges, net operating results for our non-core segments improved $29 million primarily driven by our long term care business.
Favorable net prior year development of $172 million and $18 million was recorded for the six months ended June 30, 2016 and 2015 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Catastrophe losses were $82 million after tax for the six months ended June 30, 2016 as compared to $58 million after tax for the same period in 2015.

SEGMENT RESULTS
The following discusses the results for our reporting segments. Our core property and casualty commercial insurance operations are aggregated and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.

Specialty
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate and retention)	2016	2015	2016	2015
Net written premiums	$691	$672	$1,375	$1,370
Net earned premiums	702	689	1,384	1,369
Net investment income	133	134	240	289
Net operating income	164	137	291	272
Net realized investment gains (losses), after tax	2	—	(5)	3
Net income	166	137	286	275

Other performance metrics:
Loss and loss adjustment expense ratio	53.9%	60.3%	55.5%	61.7%
Expense ratio	31.3	30.7	31.7	31.0
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	85.4%	91.2%	87.4%	92.9%

Rate	1%	1%	1%	1%
Retention	86	86	87	86
New business	$61	$63	$126	$139
Three Month Comparison
Net written premiums for Specialty increased $19 million for the three months ended June 30, 2016 as compared with the same period in 2015, reflecting steady retention, positive rate and a modest amount of new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $27 million for the three months ended June 30, 2016 as compared with the same period in 2015, primarily due to higher favorable net prior year development.
The combined ratio improved 5.8 points for the three months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 6.4 points primarily due to higher favorable net prior year reserve development partially offset by a higher non-catastrophe current accident year loss ratio. Catastrophe losses were $9 million, or 1.3 points of the loss ratio for the three months ended June 30, 2016, as compared to $5 million, or 0.7 points of the loss ratio for the three months ended June 30, 2015. The expense ratio increased 0.6 points for the three months ended June 30, 2016 as compared with the same period in 2015, primarily due to higher net commissions.
Favorable net prior year development of $72 million and $15 million was recorded in the three months ended June 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Specialty increased $5 million for the six months ended June 30, 2016 as compared with the same period in 2015, reflecting steady retention, positive rate and a modest amount of new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $19 million for the six months ended June 30, 2016 as compared with the same period in 2015, primarily due to higher favorable net prior year development, partially offset by lower net investment income.
The combined ratio improved 5.5 points for the six months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 6.2 points primarily due to higher favorable net prior year reserve development partially offset by a higher non-catastrophe current accident year loss ratio. Catastrophe losses were $13 million, or 1.0 points of the loss ratio for the six months ended June 30, 2016, as compared to $12 million, or 0.9 points of the loss ratio for the six months ended June 30, 2015. The expense ratio increased 0.7 points for the six months ended June 30, 2016 as compared with the same period in 2015, due to higher underwriting expenses and net commissions.
Favorable net prior year development of $117 million and $19 million was recorded for the six months ended June 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2016	December 31, 2015
Gross Case Reserves	$1,988	$2,011
Gross IBNR Reserves	4,426	4,258
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,414	$6,269
Net Case Reserves	$1,785	$1,810
Net IBNR Reserves	3,781	3,758
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,566	$5,568

Commercial
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate and retention)	2016	2015	2016	2015
Net written premiums	$740	$717	$1,488	$1,476
Net earned premiums	696	703	1,384	1,381
Net investment income	164	169	290	373
Net operating income	92	78	166	198
Net realized investment gains (losses), after tax	5	4	(7)	5
Net income	97	82	159	203

Other performance metrics:
Loss and loss adjustment expense ratio	67.4%	72.1%	65.8%	69.6%
Expense ratio	35.7	34.9	36.5	35.4
Dividend ratio	0.4	0.2	0.4	0.3
Combined ratio	103.5%	107.2%	102.7%	105.3%

Rate	—%	2%	—%	2%
Retention	83	79	83	77
New business	$146	$149	$283	$287

Three Month Comparison
Net written premiums for Commercial increased $23 million for the three months ended June 30, 2016 as compared with the same period in 2015, driven by higher retention and a steady level of new business. Net earned premiums decreased $7 million for the three months ended June 30, 2016 as compared with the same period in 2015. Excluding the effect of premium development, the increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $14 million for the three months ended June 30, 2016 as compared with the same period in 2015, primarily due to favorable net prior year reserve development.
The combined ratio improved 3.7 points for the three months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 4.7 points due to favorable net prior year reserve development and an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $55 million, or 8.0 points of the loss ratio for the three months ended June 30, 2016, as compared to $54 million, or 7.7 points of the loss ratio for the three months ended June 30, 2015. The expense ratio increased 0.8 points for the three months ended June 30, 2016 as compared with the same period in 2015, due to higher underwriting expenses.
Favorable net prior year development of $20 million was recorded for the three months ended June 30, 2016 as compared with unfavorable net prior year development of $5 million for the three months ended June 30, 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Commercial increased $12 million for the six months ended June 30, 2016 as compared with the same period in 2015, driven by higher retention and a steady level of new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $32 million for the six months ended June 30, 2016 as compared with the same period in 2015, due to lower net investment income partially offset by favorable net prior year reserve development.
The combined ratio improved 2.6 points for the six months ended June 30, 2016 as compared with the same period in 2015. The loss ratio improved 3.8 points due to favorable net prior year reserve development and an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $83 million, or 6.1 points of the loss ratio for the six months ended June 30, 2016, as compared to $73 million, or 5.3 points of the loss ratio for the six months ended June 30, 2015. The expense ratio increased 1.1 points for the six months ended June 30, 2016 as compared with the same period in 2015, primarily due to higher underwriting expenses.
Favorable net prior year development of $36 million and $1 million was recorded for the six months ended June 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2016	December 31, 2015
Gross Case Reserves	$4,833	$4,975
Gross IBNR Reserves	4,140	4,208
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,973	$9,183
Net Case Reserves	$4,521	$4,651
Net IBNR Reserves	3,883	3,925
Total Net Carried Claim and Claim Adjustment Expense Reserves	$8,404	$8,576

International
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate and retention)	2016	2015	2016	2015
Net written premiums	$194	$249	$430	$461
Net earned premiums	197	207	395	398
Net investment income	13	13	25	27
Net operating (loss) income	(27)	22	(21)	31
Net realized investment gains, after tax	3	—	6	1
Net (loss) income	(24)	22	(15)	32

Other performance metrics:
Loss and loss adjustment expense ratio	79.8%	55.0%	70.5%	57.7%
Expense ratio	38.8	37.2	38.3	37.4
Combined ratio	118.6%	92.2%	108.8%	95.1%

Rate	(2)%	(2)%	(1)%	(1)%
Retention	70	76	75	77
New business (1)	$62	$25	$122	$60
(1) Beginning in 2016, new business includes Hardy. New business for Hardy was $36 million and $67 million for the three and six months ended June 30, 2016.
Three Month Comparison
Net written premiums for International decreased $55 million for the three months ended June 30, 2016 as compared with the same period in 2015. Excluding the effect of foreign currency exchange rates and the timing of reinsurance spend, net written premiums for the three months ended June 30, 2016 decreased 12% primarily due to lower retention and rate. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating results decreased $49 million for the three months ended June 30, 2016 as compared with the same period in 2015, primarily due to a higher level of large losses as well as higher catastrophe losses. Additionally, the comparison was negatively affected by $13 million due to fluctuations in foreign currency exchange rates.
The combined ratio increased 26.4 points for the three months ended June 30, 2016 as compared with the same period in 2015. The loss ratio increased 24.8 points due to an increase in the current accident year loss ratio driven by large losses related to political risk, property and financial institutions partially offset by higher favorable net prior year loss development. Catastrophe losses were $21 million, or 10.6 points of the loss ratio for the three months ended June 30, 2016, primarily driven by the Fort McMurray wildfires, as compared to $1 million, or 0.8 points of the loss ratio for the three months ended June 30, 2015. The expense ratio increased 1.6 points for the three months ended June 30, 2016 as compared with the same period in 2015, due to lower net earned premiums.
Favorable net prior year development of $14 million and $10 million was recorded for the three months ended June 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for International decreased $31 million for the six months ended June 30, 2016 as compared with the same period in 2015. Excluding the effect of foreign currency exchange rates and premium development, net written premiums for the six months ended June 30, 2016 decreased 6% primarily due to lower retention and rate. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating results decreased $52 million for the six months ended June 30, 2016 as compared with the same period in 2015, primarily due to a higher level of large losses as well as higher catastrophe losses. Additionally, the comparison was negatively affected by $15 million due to fluctuations in foreign currency exchange rates.
The combined ratio increased 13.7 points for the six months ended June 30, 2016 as compared with the same period in 2015. The loss ratio increased 12.8 points due to an increase in the current accident year loss ratio driven by large losses related to political risk, property and financial institutions partially offset by favorable net prior year development. Catastrophe losses were $25 million, or 6.3 points of the loss ratio for the six months ended June 30, 2016, primarily driven by the Fort McMurray wildfires, as compared to $4 million, or 1.0 points of the loss ratio for the six months ended June 30, 2015. The expense ratio increased 0.9 points for the six months ended June 30, 2016 as compared with the same period in 2015, due to higher underwriting expenses and a decrease in net earned premiums.
Favorable net prior year development of $19 million was recorded for the six months ended June 30, 2016 as compared with unfavorable net prior year development of $2 million for the six months ended June 30, 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2016	December 31, 2015
Gross Case Reserves	$638	$622
Gross IBNR Reserves	771	725
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$1,409	$1,347
Net Case Reserves	$567	$531
Net IBNR Reserves	719	688
Total Net Carried Claim and Claim Adjustment Expense Reserves	$1,286	$1,219

Referendum on the United Kingdom's Membership in the European Union
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". As a result of the referendum, it is expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. Although the terms of any future treaties are unknown, changes in our international operating platform may be required to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

Life & Group Non-Core
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Net earned premiums	$136	$137	$267	$275
Net investment income	188	179	375	358
Net operating loss	(4)	(24)	(6)	(41)
Net realized investment (losses) gains, after tax	(5)	1	(8)	4
Net loss	(9)	(23)	(14)	(37)
Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results for our long term care business in 2016 now reflect the variance between actual experience and the expected results contemplated in our best estimate reserves.
Three Month Comparison
The net operating loss of $4 million was generally in line with expectations, as the impact of unfavorable persistency in our long term care business was partially offset by favorable mortality experience in our structured settlements and life settlement contracts business.
Six Month Comparison
Results for the current year six month period were generally consistent with the three month summary above.

Corporate & Other Non-Core
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Net investment income	$4	$5	$7	$11
Interest expense	38	39	80	78
Net operating loss	(24)	(81)	(138)	(103)
Net realized investment gains (losses), after tax	3	1	(3)	1
Net loss	(21)	(80)	(141)	(102)
Three Month Comparison
Net operating loss improved $57 million for the three months ended June 30, 2016 as compared with the same period in 2015. Results in 2015 were negatively affected by a $54 million after-tax charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer, as the Company completed the reserve review in the second quarter of 2015 and in the first quarter of 2016, which is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.
Six Month Comparison
Net operating loss increased $35 million for the six months ended June 30, 2016 as compared with the same period in 2015. Results in both periods were negatively affected by after-tax charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer. The Loss Portfolio Transfer drove $25 million of the period over period change. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Additionally, the 2016 net operating loss was negatively affected by the elimination of subtenant revenue and increased lease expenses due to the sale of the principal executive offices of CNAF in the first quarter of 2016.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2016	December 31, 2015
Gross Case Reserves	$1,643	$1,521
Gross IBNR Reserves	1,154	1,123
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$2,797	$2,644
Net Case Reserves	$106	$130
Net IBNR Reserves	138	153
Total Net Carried Claim and Claim Adjustment Expense Reserves	$244	$283

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities:
Taxable	$349	$352	$694	$694
Tax-Exempt	100	100	201	201
Total fixed maturity securities	449	452	895	895
Limited partnership investments	46	48	32	162
Other, net of investment expense	7	—	10	1
Net investment income	$502	$500	$937	$1,058
Net investment income, after tax	$362	$356	$677	$750

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.9%	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.5%	3.4%	3.5%
Net investment income, after tax, for the three months ended June 30, 2016 was in line with the same period in 2015. Income from fixed maturity securities reflects an increase in the invested asset base. Limited partnerships returned 1.8% for the three months ended June 30, 2016 as compared with 1.6% for the same period in 2015.
Net investment income, after tax, for the six months ended June 30, 2016 decreased $73 million as compared with the same period in 2015. The decrease was driven by limited partnership investments, which returned 1.2% as compared with 5.5% in the prior year period.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities:
Corporate and other bonds	$7	$3	$(8)	$16
States, municipalities and political subdivisions	—	(16)	3	(20)
Asset-backed	6	—	—	3
U.S. Treasury and obligations of government-sponsored enterprises	1	—	2	—
Foreign government	2	1	2	1
Total fixed maturity securities	16	(12)	(1)	—
Equity securities	3	(1)	(2)	(1)
Derivative financial instruments	(6)	11	(13)	10
Short term investments and other	3	2	(4)	1
Net realized investment gains (losses)	16	—	(20)	10
Income tax (expense) benefit on net realized investment gains (losses)	(8)	6	3	4
Net realized investment gains (losses), after tax	$8	$6	$(17)	$14
Net realized investment gains, after tax, increased $2 million for the three months ended June 30, 2016 as compared with the same period in 2015, driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings, partially offset by derivative results.
Net realized investment results, after tax, decreased $31 million for the six months ended June 30, 2016 as compared with the same period in 2015, driven by derivative results. Additionally, the current period net realized investment losses include $5 million, after tax, related to the redemption of our $350 million senior notes due August 2016.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2016		December 31, 2015
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,208	$180	$3,910	$101
AAA	1,936	169	1,938	123
AA	9,153	1,295	8,919	900
A	10,567	1,343	10,044	904
BBB	12,790	953	11,595	307
Non-investment grade	3,203	79	3,166	(16)
Total	$41,857	$4,019	$39,572	$2,319
As of June 30, 2016 and December 31, 2015, only 1% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$27	$1
AAA	139	2
AA	89	2
A	432	11
BBB	1,204	40
Non-investment grade	1,136	72
Total	$3,027	$128
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$239	$2
Due after one year through five years	724	25
Due after five years through ten years	1,520	56
Due after ten years	544	45
Total	$3,027	$128

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

	June 30, 2016		December 31, 2015
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$16,288	8.7	$14,879	9.6
Other interest sensitive investments	26,839	4.1	26,435	4.3
Total	$43,127	5.9	$41,314	6.2
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
Short Term Investments
The carrying values of the components of the Short term investments are presented in the following table.

(In millions)	June 30, 2016	December 31, 2015
Short term investments:
Commercial paper	$862	$998
U.S. Treasury securities	277	411
Money market funds	79	60
Other	166	191
Total short term investments	$1,384	$1,660

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2016, net cash provided by operating activities was $613 million as compared with $540 million for the same period in 2015. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships.
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
Net cash used by investing activities was $167 million for the six months ended June 30, 2016, as compared with net cash provided of $87 million for the same period in 2015. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the six months ended June 30, 2016, net cash used by financing activities was $538 million as compared with $670 million for the same period in 2015. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of the 6.50% senior notes due August 15, 2016.
Common Stock Dividends
Dividends of $2.50 per share of our common stock, including a special dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2016. On July 29, 2016, our Board of Directors declared a quarterly dividend of $0.25 per share, payable August 31, 2016 to stockholders of record on August 15, 2016. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2016 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department's prior approval is $1,079 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $200 million during the six months ended December 31, 2015 and $565 million during the six months ended June 30, 2016. As of June 30, 2016 CCC is able to pay approximately $314 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may issue debt, equity or hybrid securities.

ACCOUNTING STANDARDS UPDATES
For discussion of Accounting Standards Updates adopted as of January 1, 2016 and that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements.
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

Regulatory Factors

•
regulatory initiatives and compliance with governmental regulations, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;

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
Referendum on the United Kingdom's Membership in the European Union

•
on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". As a result of the referendum, it is expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that a U.K. insurance entity's ability to transact insurance business in E.U. countries will be subject to increased regulatory complexities or may not be possible at all. Brexit related changes may adversely affect our operations and financial results.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2016. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2016, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2016.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: August 1, 2016	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE