Form 10-Q
period 2016-09-30
CNA FINANCIAL CORP
filed 2016-10-31
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2016
Common Stock, Par value $2.50	270,489,350

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Net earned premiums	$1,767	$1,751	$5,196	$5,173
Net investment income	524	354	1,461	1,412
Net realized investment gains (losses)
Other-than-temporary impairment losses	(18)	(56)	(56)	(99)
Other net realized investment gains	64	7	82	60
Net realized investment gains (losses)	46	(49)	26	(39)
Other revenues	96	97	293	286
Total revenues	2,433	2,153	6,976	6,832
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,202	1,200	3,949	4,008
Amortization of deferred acquisition costs	314	319	926	936
Other operating expenses	403	362	1,162	1,061
Interest	39	39	119	117
Total claims, benefits and expenses	1,958	1,920	6,156	6,122
Income before income tax	475	233	820	710
Income tax expense	(132)	(55)	(202)	(161)
Net income	$343	$178	$618	$549

Basic earnings per share	$1.27	$0.66	$2.28	$2.03

Diluted earnings per share	$1.26	$0.66	$2.28	$2.03

Dividends declared per share	$0.25	$0.25	$2.75	$2.75

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.5	270.3	270.4	270.2
Diluted	271.2	270.8	271.0	270.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Comprehensive Income
Net income	$343	$178	$618	$549
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	3	2	7	(3)
Net unrealized gains on other investments	42	(36)	586	(289)
Net unrealized gains on investments	45	(34)	593	(292)
Foreign currency translation adjustment	(24)	(53)	(58)	(100)
Pension and postretirement benefits	6	4	17	52
Other comprehensive income (loss), net of tax	27	(83)	552	(340)
Total comprehensive income	$370	$95	$1,170	$209
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,240 and $37,253)	$42,321	$39,572
Equity securities at fair value (cost of $108 and $191)	116	197
Limited partnership investments	2,456	2,548
Other invested assets	35	44
Mortgage loans	629	678
Short term investments	1,423	1,660
Total investments	46,980	44,699
Cash	290	387
Reinsurance receivables (less allowance for uncollectible receivables of $37 and $38)	4,577	4,453
Insurance receivables (less allowance for uncollectible receivables of $46 and $51)	2,235	2,078
Accrued investment income	434	404
Deferred acquisition costs	619	598
Deferred income taxes	221	638
Property and equipment at cost (less accumulated depreciation of $236 and $382)	287	343
Goodwill	146	150
Other assets	1,070	1,295
Total assets	$56,859	$55,045
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,672	$22,663
Unearned premiums	3,862	3,671
Future policy benefits	11,219	10,152
Short term debt	—	350
Long term debt	2,709	2,210
Other liabilities (includes $87 and $82 due to Loews Corporation)	4,202	4,243
Total liabilities	44,664	43,289
Commitments and contingencies (Notes C, F and H)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,489,350 and 270,274,361 shares outstanding)	683	683
Additional paid-in capital	2,163	2,153
Retained earnings	9,185	9,313
Accumulated other comprehensive income (loss)	237	(315)
Treasury stock (2,550,893 and 2,765,882 shares), at cost	(73)	(78)
Total stockholders’ equity	12,195	11,756
Total liabilities and stockholders' equity	$56,859	$55,045
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2016	2015
Cash Flows from Operating Activities
Net income	$618	$549
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	112	27
Trading portfolio activity	—	17
Net realized investment (gains) losses	(26)	39
Equity method investees	265	127
Net amortization of investments	(17)	(17)
Depreciation and amortization	57	62
Changes in:
Receivables, net	(311)	70
Accrued investment income	(30)	(34)
Deferred acquisition costs	(24)	11
Insurance reserves	464	195
Other assets	(96)	(61)
Other liabilities	61	(32)
Other, net	47	92
Total adjustments	502	496
Net cash flows provided by operating activities	1,120	1,045
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,234	3,590
Fixed maturity securities - maturities, calls and redemptions	2,263	3,101
Equity securities	79	43
Limited partnerships	200	156
Mortgage loans	137	22
Purchases:
Fixed maturity securities	(7,472)	(7,055)
Equity securities	(1)	(60)
Limited partnerships	(222)	(120)
Mortgage loans	(88)	(81)
Change in other investments	10	5
Change in short term investments	241	222
Purchases of property and equipment	(94)	(84)
Disposals of property and equipment	107	—
Other, net	2	7
Net cash flows (used) by investing activities	$(604)	$(254)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Nine months ended September 30
(In millions)	2016	2015
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(746)	$(744)
Proceeds from the issuance of debt	498	—
Repayment of debt	(358)	—
Other, net	1	5
Net cash flows (used) by financing activities	(605)	(739)
Effect of foreign exchange rate changes on cash	(8)	(6)
Net change in cash	(97)	46
Cash, beginning of year	387	190
Cash, end of period	$290	$236
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine months ended September 30
(In millions)	2016	2015
Common Stock
Balance, beginning of year	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,153	2,151
Stock-based compensation	10	(1)
Balance, end of period	2,163	2,150
Retained Earnings
Balance, beginning of year	9,313	9,645
Dividends paid to common stockholders	(746)	(744)
Net income	618	549
Balance, end of period	9,185	9,450
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(315)	400
Other comprehensive income (loss)	552	(340)
Balance, end of period	237	60
Treasury Stock
Balance, beginning of year	(78)	(84)
Stock-based compensation	5	6
Balance, end of period	(73)	(78)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	—	(1)
Decrease in notes receivable for common stock	—	1
Balance, end of period	—	—
Total stockholders' equity	$12,195	$12,265
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2016.
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
The interim financial data as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The updated accounting guidance removes the requirement to categorize assets measured at fair value utilizing the net asset value per share (or equivalent) practical expedient within the fair value hierarchy. As of January 1, 2016, the Company adopted the updated accounting guidance retrospectively. The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value. The impact of adopting the new accounting standard resulted in excluding overseas deposits of $30 million and $27 million from the fair value level disclosure as of September 30, 2016 and December 31, 2015.

Accounting Standards Pending Adoption
In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about
Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures, but expects to provide additional incurred and paid claims development information by accident year, quantitative information about claim frequency and the history of claims duration for significant lines of business within the Company’s annual financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date, however, this is not expected to be material to the Company's results of operations or financial position.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statements, but anticipates the primary change to be the recognition of excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense, respectively, within net income and the related cash flows classified within operating activities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on the Company's financial statements, but expects the primary changes to be the use of the expected credit loss model for its mortgage loan portfolio and reinsurance receivables and the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines.

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
For the three and nine months ended September 30, 2016, approximately 707 thousand and 549 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 175 thousand and 178 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three and nine months ended September 30, 2015, approximately 514 thousand and 545 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 106 thousand and 107 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities	$457	$449	$1,352	$1,344
Equity securities	1	3	8	9
Limited partnership investments	65	(93)	97	69
Mortgage loans	8	8	30	25
Short term investments	2	2	6	4
Trading portfolio	1	1	7	6
Other	4	1	4	1
Gross investment income	538	371	1,504	1,458
Investment expense	(14)	(17)	(43)	(46)
Net investment income	$524	$354	$1,461	$1,412
Net realized investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$67	$22	$152	$91
Gross realized losses	(20)	(51)	(106)	(120)
Net realized investment gains (losses) on fixed maturity securities	47	(29)	46	(29)
Equity securities:
Gross realized gains	1	1	5	2
Gross realized losses	(4)	(19)	(10)	(21)
Net realized investment gains (losses) on equity securities	(3)	(18)	(5)	(19)
Derivative financial instruments	1	(1)	(12)	9
Short term investments and other	1	(1)	(3)	—
Net realized investment gains (losses)	$46	$(49)	$26	$(39)
Net realized investment losses for the nine months ended September 30, 2016 include $8 million related to the first quarter 2016 redemption of the Company's $350 million senior notes due August 2016.
The components of Net other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities available-for-sale:
Corporate and other bonds	$14	$36	$43	$52
States, municipalities and political subdivisions	—	—	—	18
Asset-backed:
Residential mortgage-backed	—	1	1	7
Other asset-backed	—	—	3	1
Total asset-backed	—	1	4	8
Total fixed maturity securities available-for-sale	14	37	47	78
Equity securities available-for-sale -- Common stock	4	19	9	20
Short term investments	—	—	—	1
OTTI losses recognized in earnings	$18	$56	$56	$99

The following tables present a summary of fixed maturity and equity securities.

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,985	$1,867	$36	$19,816	$(1)
States, municipalities and political subdivisions	11,566	1,937	2	13,501	(27)
Asset-backed:
Residential mortgage-backed	5,174	206	15	5,365	(24)
Commercial mortgage-backed	2,064	88	8	2,144	—
Other asset-backed	948	12	1	959	—
Total asset-backed	8,186	306	24	8,468	(24)
U.S. Treasury and obligations of government-sponsored enterprises	68	8	—	76	—
Foreign government	415	23	—	438	—
Redeemable preferred stock	18	2	—	20	—
Total fixed maturity securities available-for-sale	38,238	4,143	62	42,319	$(52)
Total fixed maturity securities trading	2			2
Equity securities available-for-sale:
Common stock	15	6	1	20
Preferred stock	93	5	2	96
Total equity securities available-for-sale	108	11	3	116
Total	$38,348	$4,154	$65	$42,437

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,080	$1,019	$342	$17,757	$—
States, municipalities and political subdivisions	11,729	1,453	8	13,174	(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197	—
Other asset-backed	923	6	8	921	—
Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5	—	67	—
Foreign government	334	13	1	346	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,250	2,707	388	39,569	$(41)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	46	3	1	48
Preferred stock	145	7	3	149
Total equity securities available-for-sale	191	10	4	197
Total	$37,444	$2,717	$392	$39,769

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2016 and December 31, 2015, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,681 million and $1,111 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$617	$10	$338	$26	$955	$36
States, municipalities and political subdivisions	163	2	9	—	172	2
Asset-backed:
Residential mortgage-backed	273	6	212	9	485	15
Commercial mortgage-backed	391	7	96	1	487	8
Other asset-backed	153	1	17	—	170	1
Total asset-backed	817	14	325	10	1,142	24
U.S. Treasury and obligations of government-sponsored enterprises	2	—	—	—	2	—
Foreign government	16	—	—	—	16	—
Total fixed maturity securities available-for-sale	1,615	26	672	36	2,287	62
Equity securities available-for-sale:
Common stock	—	1	—	—	—	1
Preferred stock	15	2	—	—	15	2
Total equity securities available-for-sale	15	3	—	—	15	3
Total	$1,630	$29	$672	$36	$2,302	$65

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,882	$302	$162	$40	$5,044	$342
States, municipalities and political subdivisions	338	8	75	—	413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5	—	557	8
Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4	—	—	—	4	—
Foreign government	54	1	—	—	54	1
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	7,448	338	502	50	7,950	388
Equity securities available-for-sale:
Common stock	3	1	—	—	3	1
Preferred stock	13	3	—	—	13	3
Total equity securities available-for-sale	16	4	—	—	16	4
Total	$7,464	$342	$502	$50	$7,966	$392

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2016 table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2016.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Beginning balance of credit losses on fixed maturity securities	$41	$59	$53	$62
Reductions for securities sold during the period	(2)	(2)	(14)	(5)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(1)	—	(1)	—
Ending balance of credit losses on fixed maturity securities	$38	$57	$38	$57
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2016		December 31, 2015
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,665	$1,710	$1,574	$1,595
Due after one year through five years	9,052	9,584	7,721	8,070
Due after five years through ten years	14,659	15,625	14,652	14,915
Due after ten years	12,862	15,400	13,303	14,989
Total	$38,238	$42,319	$37,250	$39,569
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on funds withheld liability with a notional value of $175 million and $179 million as of September 30, 2016 and December 31, 2015 and a fair value of $8 million and $(5) million as of September 30, 2016 and December 31, 2015. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of September 30, 2016, the Company had committed approximately $393 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of September 30, 2016, the Company had mortgage loan commitments of $40 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of September 30, 2016, the Company had commitments to purchase or fund additional amounts of $205 million and sell $163 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

September 30, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$19,557	$261	$19,818
States, municipalities and political subdivisions	—	13,500	1	13,501
Asset-backed:
Residential mortgage-backed	—	5,286	79	5,365
Commercial mortgage-backed	—	2,120	24	2,144
Other asset-backed	—	916	43	959
Total asset-backed	—	8,322	146	8,468
U.S. Treasury and obligations of government-sponsored enterprises	76	—	—	76
Foreign government	—	438	—	438
Redeemable preferred stock	20	—	—	20
Total fixed maturity securities	96	41,817	408	42,321
Equity securities	97	—	19	116
Other invested assets	—	5	—	5
Short term investments	432	911	—	1,343
Life settlement contracts, included in Other assets	—	—	67	67
Total assets	$625	$42,733	$494	$43,852
Liabilities
Other liabilities	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

December 31, 2015				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$17,592	$168	$17,760
States, municipalities and political subdivisions	—	13,172	2	13,174
Asset-backed:
Residential mortgage-backed	—	4,938	134	5,072
Commercial mortgage-backed	—	2,175	22	2,197
Other asset-backed	—	868	53	921
Total asset-backed	—	7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	66	1	—	67
Foreign government	—	346	—	346
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	101	39,092	379	39,572
Equity securities	177	—	20	197
Other invested assets	—	17	—	17
Short term investments	448	1,134	—	1,582
Life settlement contracts, included in Other assets	—	—	74	74
Total assets	$726	$40,243	$473	$41,442
Liabilities
Other liabilities	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of July 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$242	$1	$7	$16	$—	$(5)	$—	$—	$261	$—
States, municipalities and political subdivisions	2	—	—	—	—	(1)	—	—	1	—
Asset-backed:
Residential mortgage-backed	134	—	(1)	5	—	(1)	—	(58)	79	—
Commercial mortgage-backed	11	—	—	23	—	(8)	—	(2)	24	—
Other asset-backed	45	—	—	34	—	—	—	(36)	43	—
Total asset-backed	190	—	(1)	62	—	(9)	—	(96)	146	—
Total fixed maturity securities	434	1	6	78	—	(15)	—	(96)	408	—
Equity securities	19	(1)	1	—	—	—	—	—	19	(2)
Life settlement contracts	67	—	—	—	—	—	—	—	67	—
Total	$520	$—	$7	$78	$—	$(15)	$—	$(96)	$494	$(2)

Level 3 (In millions)	Balance as of July 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2015 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$141	$—	$—	$27	$(1)	$(11)	$—	$(3)	$153	$—
States, municipalities and political subdivisions	85	—	—	—	—	—	—	(24)	61	—
Asset-backed:
Residential mortgage-backed	207	2	(2)	4	—	(7)	—	—	204	—
Commercial mortgage-backed	87	5	(4)	8	—	(15)	—	(10)	71	—
Other asset-backed	490	—	(6)	43	(20)	(32)	—	(4)	471	—
Total asset-backed	784	7	(12)	55	(20)	(54)	—	(14)	746	—
Total fixed maturity securities	1,010	7	(12)	82	(21)	(65)	—	(41)	960	—
Equity securities	16	—	(1)	—	—	—	—	—	15	—
Life settlement contracts	75	5	—	—	—	(6)	—	—	74	2
Total	$1,101	$12	$(13)	$82	$(21)	$(71)	$—	$(41)	$1,049	$2

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$1	$14	$163	$(36)	$(15)	$—	$(34)	$261	$—
States, municipalities and political subdivisions	2	—	—	—	—	(1)	—	—	1	—
Asset-backed:
Residential mortgage-backed	134	2	(2)	15	—	(10)	—	(60)	79	—
Commercial mortgage-backed	22	—	—	32	—	(17)	3	(16)	24	—
Other asset-backed	53	—	2	69	(25)	(1)	2	(57)	43	—
Total asset-backed	209	2	—	116	(25)	(28)	5	(133)	146	—
Total fixed maturity securities	379	3	14	279	(61)	(44)	5	(167)	408	—
Equity securities	20	(1)	—	—	—	—	—	—	19	(2)
Life settlement contracts	74	10	—	—	—	(17)	—	—	67	2
Total	$473	$12	$14	$279	$(61)	$(61)	$5	$(167)	$494	$—

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2015 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$162	$(1)	$(1)	$39	$(13)	$(32)	$37	$(38)	$153	$—
States, municipalities and political subdivisions	94	1	—	—	—	(10)	—	(24)	61	—
Asset-backed:
Residential mortgage-backed	189	4	(4)	76	—	(28)	—	(33)	204	—
Commercial mortgage-backed	83	7	(4)	23	—	(17)	17	(38)	71	—
Other asset-backed	655	3	4	125	(254)	(52)	—	(10)	471	(1)
Total asset-backed	927	14	(4)	224	(254)	(97)	17	(81)	746	(1)
Total fixed maturity securities	1,183	14	(5)	263	(267)	(139)	54	(143)	960	(1)
Equity securities	16	—	(1)	—	—	—	—	—	15	—
Life settlement contracts	82	22	—	—	—	(30)	—	—	74	1
Total	$1,281	$36	$(6)	$263	$(267)	$(169)	$54	$(143)	$1,049	$—

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities shown on the previous pages may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and nine months ended September 30, 2016 there were no transfers between Level 1 and Level 2. During the three and nine months ended September 30, 2015 there were $10 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

Other Invested Assets
The fair value of Federal Home Loan Bank of Chicago (FHLBC) stock is equal to par because it can only be redeemed by the FHLBC at par or sold to another member of the FHLBC at par and is classified as Level 2.
As of September 30, 2016 and December 31, 2015, there were approximately $30 million and $27 million respectively of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

September 30, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$211	Discounted cash flow	Credit spread	2% - 40% (6%)
Life settlement contracts	67	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (162%)

December 31, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% - 184% (6%)
Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)
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

September 30, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$629	$—	$—	$654	$654
Liabilities
Long term debt	$2,709	$—	$3,041	$—	$3,041

December 31, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$678	$—	$—	$688	$688
Liabilities
Short term debt	$350	$—	$360	$—	$360
Long term debt	2,210	—	2,433	—	2,433
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

Note E. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (IBNR) claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claim settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions including inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $16 million and $137 million for the three and nine months ended September 30, 2016. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires. The Company reported catastrophe losses, net of reinsurance, of $14 million and $103 million for the three and nine months ended September 30, 2015.

Net Prior Year Development
The following tables and discussion present the net prior year development.

Three months ended September 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(112)	$(5)	$(15)	$—	$(132)
Pretax (favorable) unfavorable premium development	—	(3)	(2)	—	(5)
Total pretax (favorable) unfavorable net prior year development	$(112)	$(8)	$(17)	$—	$(137)

Three months ended September 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(130)	$(11)	$(34)	$—	$(175)
Pretax (favorable) unfavorable premium development	(2)	(5)	2	—	(5)
Total pretax (favorable) unfavorable net prior year development	$(132)	$(16)	$(32)	$—	$(180)

Nine months ended September 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(211)	$(37)	$(34)	$—	$(282)
Pretax (favorable) unfavorable premium development	(18)	(7)	(2)	—	(27)
Total pretax (favorable) unfavorable net prior year development	$(229)	$(44)	$(36)	$—	$(309)

Nine months ended September 30, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)	$—	$(46)	$—	$(187)
Pretax (favorable) unfavorable premium development	(10)	(17)	16	—	(11)
Total pretax (favorable) unfavorable net prior year development	$(151)	$(17)	$(30)	$—	$(198)

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$13	$(19)	$(17)	$(11)
Other Professional Liability and Management Liability	(48)	(37)	(98)	(41)
Surety	(63)	(70)	(63)	(69)
Warranty	2	—	7	1
Other	(16)	(4)	(40)	(21)
Total pretax (favorable) unfavorable development	$(112)	$(130)	$(211)	$(141)
Three Months
2016
Unfavorable development for medical professional liability was largely due to higher than expected frequency in accident years 2014 and 2015 in aging services. Increased claims on a specific hospital policy in accident years 2014 and 2015 was also an unfavorable contributor although more than offset by favorable development relative to expectations in accident years 2013 and prior.
Favorable development in other professional liability and management liability was primarily related to lower than expected frequency of claims and favorable outcomes on specific claims for accident years 2010 through 2014.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2014 and prior.
Favorable development for other coverages was due to better than expected claim frequency in commercial lines coverages provided to Specialty customers in accident years 2010 through 2015.
2015
Favorable development in medical professional liability was related to lower than expected severity in accident years 2008 through 2013.
Favorable development in other professional liability and management liability was related to better than expected large loss emergence in financial institutions in accident years 2012 and prior. Additional favorable development related to lower than expected severity in accident years 2009 through 2013 for directors and officers liability.
Favorable development for surety coverages was primarily due to lower than expected frequency of large losses in accident years 2013 and prior.

Nine Months
2016
Favorable development for medical professional liability was primarily due to lower than expected severities for individual healthcare professionals, allied facilities and hospitals in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected frequency and severity in accident years 2014 and 2015 in our aging services business.
Favorable development in other professional liability and management liability was primarily related to favorable settlements on closed claims in accident years 2011 through 2013 in professional services. Additional favorable development related to lower than expected frequency of claims and favorable outcomes on specific claims in accident years 2010 through 2014 in professional services. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014, higher severities in accident year 2015, and deterioration on credit crises-related claims in accident year 2009.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2014 and prior.
Favorable development for other coverages provided to Specialty customers was due to better than expected claim frequency in property coverages in accident year 2015 and commercial lines coverages in accident years 2010 through 2015.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Pretax (favorable) unfavorable development:
Commercial Auto	$(12)	$—	$(47)	$7
General Liability	14	3	(38)	8
Workers' Compensation	(6)	(1)	48	22
Property and Other	(1)	(13)	—	(37)
Total pretax (favorable) unfavorable development	$(5)	$(11)	$(37)	$—
Three Months
2016
Favorable development for commercial auto was primarily due to lower than expected severities in accident years 2012 through 2015.
Unfavorable development for general liability was primarily due to an increase in reported claims prior to the closing of the three year window set forth by the Minnesota Child Victims Act in accident years 2006 and prior.
Favorable development for workers' compensation was primarily driven by lower than expected frequencies in accident years 2009 through 2014, partially offset by the estimated impact of recent Florida court rulings in accident years 2008 through 2015.
2015
Favorable development for property and other was primarily due to better than expected loss emergence on catastrophe events in accident year 2014.

Nine Months
2016
Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014 and lower than expected severities in accident years 2012 through 2015.
Favorable development for general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014 and better than expected severity on umbrella claims in accident years 2010 through 2013. This was partially offset by unfavorable development related to an increase in reported claims prior to the closing of the three year window set forth by the Minnesota Child Victims Act in accident years 2006 and prior.
Unfavorable development for workers' compensation was primarily due to higher than expected severity for Defense Base Act contractors and the estimated impact of recent Florida court rulings in accident years 2008 through 2015. This was partially offset by favorable development related to lower than expected frequencies related to accident years 2009 through 2014.
Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event. This was offset by favorable development primarily due to better than expected loss frequency in accident years 2013 through 2015.
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(2)	$(8)	$(3)	$(8)
Other Professional Liability	(1)	(11)	16	(16)
Liability	(2)	(5)	(21)	(12)
Property & Marine	(9)	(5)	(16)	(19)
Other	(1)	(5)	(10)	9
Total pretax (favorable) unfavorable development	$(15)	$(34)	$(34)	$(46)
Three Months
2016
Favorable development for other professional liability was primarily due to favorable settlements on claims in accident years 2013 and prior. This was largely offset by higher than expected unfavorable large loss emergence in accident years 2014 and 2015.
Favorable development for property and marine was primarily due to favorable emergence of expected losses on a specific claim relating to the December 2015 United Kingdom (UK) Floods.
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

Nine Months
2016
Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015, partially offset by favorable settlements on claims in accident years 2013 and prior.
Favorable development for liability was primarily due to better than expected severity in accident years 2013 and prior.
Favorable development for property and marine was primarily due to favorable emergence of expected losses on a specific claim relating to the December 2015 UK Floods.
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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Net A&EP adverse development before consideration of LPT	$—	$—	$200	$150
Provision for uncollectible third-party reinsurance on A&EP	—	—	—	—
Additional amounts ceded under LPT	—	—	200	150
Retroactive reinsurance benefit recognized	(12)	(4)	(94)	(75)
Pretax impact of unrecognized deferred retroactive reinsurance benefit	$(12)	$(4)	$106	$75
The Company completed its reserve review of A&EP reserves in the first quarter of 2016. Based upon the Company's review, net unfavorable development prior to cessions to the LPT of $200 million was recognized. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. This unfavorable development was ceded to NICO under the LPT; however, the Company’s Net income was negatively affected due to the application of retroactive reinsurance accounting, as only a portion of the additional amounts ceded under the LPT were recognized in that quarter. All amounts recognized related to the LPT are recorded within Insurance claims and policyholders’ benefits in the Condensed Consolidated Statement of Operations.
As of September 30, 2016 and December 31, 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. The unrecognized deferred retroactive reinsurance benefit was $347 million and $241 million as of September 30, 2016 and December 31, 2015.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.5 billion and $2.8 billion as of September 30, 2016 and December 31, 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the full aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Contingent Liabilities
CNA 401(k) Plus Plan Litigation
In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (CAC), CNAF, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (collectively Defendants) over the CNA 401(k) Plus Plan. The complaint alleges that Defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of The Employee Retirement Income Security Act of 1974 when the CNA Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. Management has only recently begun evaluating the lawsuit as this litigation is in its preliminary stages, and as of yet no class has been certified. CCC and the other Defendants are contesting the case and management currently is unable to predict the final outcome or the impact on the Company’s financial condition, results of operations, or cash flows. As of September 30, 2016, the likelihood of loss is reasonably possible, but the amount of loss, if any, cannot be estimated at this stage of the litigation.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Pension cost (benefit)
Service cost	$—	$—	$—	$4
Interest cost on projected benefit obligation	29	29	85	85
Expected return on plan assets	(41)	(44)	(121)	(131)
Amortization of net actuarial loss	9	7	28	26
Net periodic pension cost (benefit)	$(3)	$(8)	$(8)	$(16)

Note H. Commitments, Contingencies and Guarantees
Commitments and Contingencies
The Company holds an investment in a real estate joint venture in which the Company, on a joint and several basis with the other unrelated shareholders guaranteed to fund operating deficits of the joint venture and an operating lease for an office building entered into by the venture. The lease was terminated in March 2016. In the event that the other parties to the joint venture are unable to meet their commitments in funding this joint venture, the Company would be required to assume future obligations, primarily related to the wind-down of the lease and joint venture. The Company does not believe it is likely that it will be required to do so. However, as of September 30, 2016, the maximum potential loss that the Company could be required to pay under this guarantee, in excess of amounts already recorded, was approximately $12 million. If the Company were required to assume future obligations, the Company would have the right to pursue reimbursement from the other shareholders.
Guarantees
As of September 30, 2016 and December 31, 2015, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of September 30, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to indemnification agreements was $258 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2016, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2016, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2016	$31	$934	$(637)	$(118)	$210
Other comprehensive income (loss) before reclassifications	7	69	—	(24)	52
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(2), $(13), $3, $- and $(12)	4	27	(6)	—	25
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(19), $(3), $- and $(24)	3	42	6	(24)	27
Balance as of September 30, 2016	$34	$976	$(631)	$(142)	$237

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2015	$31	$689	$(585)	$8	$143
Other comprehensive income (loss) before reclassifications	2	(67)	—	(53)	(118)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $17, $2, $- and $19	—	(31)	(4)	—	(35)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $21, $(2), $- and $18	2	(36)	4	(53)	(83)
Balance as of September 30, 2015	$33	$653	$(581)	$(45)	$60

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2016	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	9	615	—	(58)	566
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(12), $9, $- and $(4)	2	29	(17)	—	14
Other comprehensive income (loss) net of tax (expense) benefit of $(4), $(292), $(9), $- and $(305)	7	586	17	(58)	552
Balance as of September 30, 2016	$34	$976	$(631)	$(142)	$237

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2015	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(3)	(318)	36	(100)	(385)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $22, $9, $- and $31	—	(29)	(16)	—	(45)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $140, $(28), $- and $113	(3)	(289)	52	(100)	(340)
Balance as of September 30, 2015	$33	$653	$(581)	$(45)	$60
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$704	$719	$210	$134	$—	$—	$1,767
Net investment income	140	175	13	192	4	—	524
Other revenues	93	7	—	(4)	—	—	96
Total operating revenues	937	901	223	322	4	—	2,387
Claims, Benefits and Expenses
Net incurred claims and benefits	330	446	117	313	(11)	—	1,195
Policyholders’ dividends	4	3	—	—	—	—	7
Amortization of deferred acquisition costs	151	118	45	—	—	—	314
Other insurance related expenses	77	151	33	37	(3)	—	295
Other expenses	78	9	1	2	57	—	147
Total claims, benefits and expenses	640	727	196	352	43	—	1,958
Operating income (loss) before income tax	297	174	27	(30)	(39)	—	429
Income tax (expense) benefit on operating income (loss)	(102)	(60)	(7)	36	15	—	(118)
Net operating income (loss)	195	114	20	6	(24)	—	311
Net realized investment gains (losses)	9	12	6	17	2	—	46
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(3)	(1)	(6)	(1)	—	(14)
Net realized investment gains (losses), after tax	6	9	5	11	1	—	32
Net income (loss)	$201	$123	$25	$17	$(23)	$—	$343

Three months ended September 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$706	$705	$203	$137	$—	$—	$1,751
Net investment income	76	82	13	182	1	—	354
Other revenues	86	9	1	(1)	4	(2)	97
Total operating revenues	868	796	217	318	5	(2)	2,202
Claims, Benefits and Expenses
Net incurred claims and benefits	307	427	106	361	(3)	—	1,198
Policyholders’ dividends	1	1	—	—	—	—	2
Amortization of deferred acquisition costs	150	118	45	6	—	—	319
Other insurance related expenses	67	128	33	35	—	—	263
Other expenses	73	10	9	1	47	(2)	138
Total claims, benefits and expenses	598	684	193	403	44	(2)	1,920
Operating income (loss) before income tax	270	112	24	(85)	(39)	—	282
Income tax (expense) benefit on operating income (loss)	(91)	(37)	(15)	55	16	—	(72)
Net operating income (loss)	179	75	9	(30)	(23)	—	210
Net realized investment gains (losses)	(22)	(29)	(1)	2	1	—	(49)
Income tax (expense) benefit on net realized investment gains (losses)	8	8	1	—	—	—	17
Net realized investment gains (losses), after tax	(14)	(21)	—	2	1	—	(32)
Net income (loss)	$165	$54	$9	$(28)	$(22)	$—	$178

Nine months ended September 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,088	$2,103	$605	$401	$—	$(1)	$5,196
Net investment income	380	465	38	567	11	—	1,461
Other revenues	269	21	1	(1)	3	—	293
Total operating revenues	2,737	2,589	644	967	14	(1)	6,950
Claims, Benefits and Expenses
Net incurred claims and benefits	1,097	1,357	395	976	109	—	3,934
Policyholders’ dividends	6	9	—	—	—	—	15
Amortization of deferred acquisition costs	443	351	132	—	—	—	926
Other insurance related expenses	225	422	98	101	(3)	(1)	842
Other expenses	232	25	17	7	158	—	439
Total claims, benefits and expenses	2,003	2,164	642	1,084	264	(1)	6,156
Operating income (loss) before income tax	734	425	2	(117)	(250)	—	794
Income tax (expense) benefit on operating income (loss)	(248)	(145)	(3)	117	88	—	(191)
Net operating income (loss)	486	280	(1)	—	(162)	—	603
Net realized investment gains (losses)	2	2	14	12	(4)	—	26
Income tax (expense) benefit on net realized investment gains (losses)	(1)	—	(3)	(9)	2	—	(11)
Net realized investment gains (losses), after tax	1	2	11	3	(2)	—	15
Net income (loss)	$487	$282	$10	$3	$(164)	$—	$618

September 30, 2016
(In millions)
Reinsurance receivables	$805	$635	$130	$483	$2,561	$—	$4,614
Insurance receivables	991	1,018	249	21	2	—	2,281
Deferred acquisition costs	313	223	83	—	—	—	619
Goodwill	117	—	29	—	—	—	146
Insurance reserves
Claim and claim adjustment expenses	6,278	8,879	1,408	3,407	2,700	—	22,672
Unearned premiums	1,922	1,373	432	135	—	—	3,862
Future policy benefits	—	—	—	11,219	—	—	11,219

Nine months ended September 30, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,075	$2,086	$601	$412	$—	$(1)	$5,173
Net investment income	365	455	40	540	12	—	1,412
Other revenues	245	27	—	8	9	(3)	286
Total operating revenues	2,685	2,568	641	960	21	(4)	6,871
Claims, Benefits and Expenses
Net incurred claims and benefits	1,152	1,388	336	1,045	78	—	3,999
Policyholders’ dividends	3	6	—	—	—	—	9
Amortization of deferred acquisition costs	440	352	125	19	—	—	936
Other insurance related expenses	202	385	101	104	(1)	(1)	790
Other expenses	209	23	9	10	140	(3)	388
Total claims, benefits and expenses	2,006	2,154	571	1,178	217	(4)	6,122
Operating income (loss) before income tax	679	414	70	(218)	(196)	—	749
Income tax (expense) benefit on operating income (loss)	(228)	(141)	(30)	147	70	—	(182)
Net operating income (loss)	451	273	40	(71)	(126)	—	567
Net realized investment gains (losses)	(18)	(23)	1	(2)	3	—	(39)
Income tax (expense) benefit on net realized investment gains (losses)	7	7	—	8	(1)	—	21
Net realized investment gains (losses), after tax	(11)	(16)	1	6	2	—	(18)
Net income (loss)	$440	$257	$41	$(65)	$(124)	$—	$549

December 31, 2015
(In millions)
Reinsurance receivables	$724	$639	$144	$497	$2,487	$—	$4,491
Insurance receivables	890	993	233	11	2	—	2,129
Deferred acquisition costs	307	213	78	—	—	—	598
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,269	9,183	1,347	3,220	2,644	—	22,663
Unearned premiums	1,839	1,297	415	120	—	—	3,671
Future policy benefits	—	—	—	10,152	—	—	10,152

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of Operating revenues and Net realized investment gains and losses.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Specialty
Management & Professional Liability	$677	$605	$1,954	$1,976
Surety	139	132	399	377
Warranty & Alternative Risks	130	109	386	314
Specialty revenues	946	846	2,739	2,667
Commercial
Middle Market	463	386	1,298	1,207
Small Business	154	144	448	467
Other Commercial Insurance	296	237	845	871
Commercial revenues	913	767	2,591	2,545
International
Canada	51	52	152	161
CNA Europe	82	78	241	232
Hardy	96	86	265	249
International revenues	229	216	658	642
Life & Group Non-Core revenues	339	320	979	958
Corporate & Other Non-Core revenues	6	6	10	24
Eliminations	—	(2)	(1)	(4)
Total revenues	$2,433	$2,153	$6,976	$6,832

Note K. Organization Review
In 2016, the Company completed a comprehensive organization review intended to improve effectiveness and efficiency. The review resulted in the elimination of approximately 370 positions. The Company will incur employee termination costs as a result of these actions. The Company anticipates that the total cost resulting from the organization review will be approximately $20 million, of which $11 million and $17 million was incurred during the three and nine months ended September 30, 2016. Additional termination costs will be incurred through March 2017. The costs incurred to date are included in Total claims, benefits, and expenses on the consolidated Statements of Operations and have been allocated to the Company's reportable segments in a manner consistent with the Company's current allocation of personnel costs. The costs by reportable segment for the periods ended September 30, 2016, are presented in the following table.

Periods ended September 30, 2016	Three Months	Nine Months
(In millions)
Specialty	$3	$4
Commercial	7	12
International	—	—
Life & Group Non-Core	1	1
Corporate & Other Non-Core	—	—
Total organization review costs	$11	$17

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2015 statutory net written premiums, we are the eighth largest commercial insurance writer and the 14th largest property and casualty insurance organization in the United States of America.
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
We utilize the net operating income (loss) financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Management monitors net operating income (loss) for each business segment to assess segment performance. Presentation of consolidated net operating income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent 10-K on file with the Securities and Exchange Commission.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Operating Revenues
Net earned premiums	$1,767	$1,751	$5,196	$5,173
Net investment income	524	354	1,461	1,412
Other revenues	96	97	293	286
Total operating revenues	2,387	2,202	6,950	6,871
Claims, Benefits and Expenses
Net incurred claims and benefits	1,195	1,198	3,934	3,999
Policyholders' dividends	7	2	15	9
Amortization of deferred acquisition costs	314	319	926	936
Other insurance related expenses	295	263	842	790
Other expenses	147	138	439	388
Total claims, benefits and expenses	1,958	1,920	6,156	6,122
Operating income before income tax	429	282	794	749
Income tax expense on operating income	(118)	(72)	(191)	(182)
Net operating income	311	210	603	567
Net realized investment gains (losses)	46	(49)	26	(39)
Income tax (expense) benefit on net realized investment gains (losses)	(14)	17	(11)	21
Net realized investment gains (losses), after tax	32	(32)	15	(18)
Net income	$343	$178	$618	$549
Three Month Comparison
Net operating income increased $101 million for the three months ended September 30, 2016 as compared with the same period in 2015. Net operating income increased $66 million for our core segments primarily due to higher net investment income driven by increased limited partnership returns, partially offset by lower favorable net prior year reserve development and higher underwriting expenses. Net operating results for our non-core segments improved $35 million primarily due to results in our long term care business. Further information on our long term care business is in the Life & Group Non-Core section of this MD&A.
Favorable net prior year development of $137 million and $180 million was recorded for the three months ended September 30, 2016 and 2015 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Catastrophe losses were $11 million after tax for the three months ended September 30, 2016 as compared to $10 million after tax for the same period in 2015.
In the third quarter of 2016 we completed a comprehensive organization review intended to improve effectiveness and efficiency. Termination costs associated with headcount reductions increased third quarter expenses, primarily underwriting expenses, as well as unallocated loss adjustment expenses by an aggregate of $11 million. The annual savings from this reduction of salaries and related costs is approximately $50 million. We expect this reduction in expenses to contribute to a half of a point reduction in our 2017 property and casualty expense ratio. Further information on the Organization Review is in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net operating income increased $36 million for the nine months ended September 30, 2016 as compared with the same period in 2015. Net operating results for our non-core segments improved $35 million primarily driven by our long term care business. Results in our non-core segments were negatively affected by $20 million in after-tax charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Net operating income increased $1 million for our core segments due to higher favorable net prior year development, offset by higher underwriting expenses and a higher level of large losses and catastrophe losses.
Favorable net prior year development of $309 million and $198 million was recorded for the nine months ended September 30, 2016 and 2015 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1. Catastrophe losses were $93 million after tax for the nine months ended September 30, 2016 as compared to $68 million after tax for the same period in 2015.
In the third quarter of 2016 we completed a comprehensive organization review intended to improve effectiveness and efficiency. Termination costs associated with headcount reductions increased expenses, primarily underwriting expenses, as well as unallocated loss adjustment expenses by an aggregate of $17 million for the nine months ended September 30, 2016. Further information on the Organization Review is in Note K to the Condensed Consolidated Financial Statements included under Part I, Item 1.

SEGMENT RESULTS
The following discusses the results for our reporting segments. Our core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.

Specialty
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2016	2015	2016	2015
Net written premiums	$733	$707	$2,108	$2,077
Net earned premiums	704	706	2,088	2,075
Net investment income	140	76	380	365
Net operating income	195	179	486	451
Net realized investment gains (losses), after tax	6	(14)	1	(11)
Net income	201	165	487	440

Other performance metrics:
Loss and loss adjustment expense ratio	46.8%	43.5%	52.6%	55.5%
Expense ratio	32.5	30.8	32.0	30.9
Dividend ratio	0.6	0.1	0.3	0.2
Combined ratio	79.9%	74.4%	84.9%	86.6%

Rate	—%	1%	1%	1%
Retention	87	87	87	86
New business	$66	$67	$192	$206
Three Month Comparison
Net written premiums for Specialty increased $26 million for the three months ended September 30, 2016 as compared with the same period in 2015, driven by growth in warranty and surety and continued steady retention. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Net operating income increased $16 million for the three months ended September 30, 2016 as compared with the same period in 2015, primarily due to an increase in net investment income partially offset by lower favorable net prior year reserve development and higher underwriting expenses.
The combined ratio increased 5.5 points for the three months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 3.3 points due to lower favorable net prior year reserve development and a higher non-catastrophe current accident year loss ratio. Catastrophe losses were $1 million, or 0.2 points of the loss ratio for the three months ended September 30, 2016, as compared to $3 million, or 0.5 points of the loss ratio for the three months ended September 30, 2015. The expense ratio increased 1.7 points for the three months ended September 30, 2016 as compared with the same period in 2015. About half of this increase was due to non-recurring underwriting expenses related to the transition to a new service provider for our information technology (IT) infrastructure and employee termination costs resulting from the Organization Review. The remainder was driven by higher IT spending primarily related to new underwriting platforms. See the Consolidated Operations section of this MD&A for further discussion of the Organization Review costs.
Favorable net prior year development of $112 million and $132 million was recorded in the three months ended September 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Specialty increased $31 million for the nine months ended September 30, 2016 as compared with the same period in 2015, driven by growth in warranty and surety, continued steady retention and positive rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $35 million for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to higher favorable net prior year reserve development and net investment income partially offset by an increase in underwriting expenses.
The combined ratio improved 1.7 points for the nine months ended September 30, 2016 as compared with the same period in 2015. The loss ratio improved 2.9 points primarily due to higher favorable net prior year reserve development partially offset by a higher current accident year loss ratio. Catastrophe losses were $14 million, or 0.7 points of the loss ratio for the nine months ended September 30, 2016, as compared to $15 million, or 0.7 points of the loss ratio for the nine months ended September 30, 2015. The expense ratio increased 1.1 points for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to non-recurring underwriting expenses related to the transition to a new service provider for our IT infrastructure and employee termination costs resulting from the Organization Review. The expense ratio also increased due to higher IT spending primarily related to new underwriting platforms. See the Consolidated Operations section of this MD&A for further discussion of the Organization Review costs.
Favorable net prior year development of $229 million and $151 million was recorded for the nine months ended September 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2016	December 31, 2015
Gross case reserves	$1,896	$2,011
Gross IBNR reserves	4,382	4,258
Total gross carried claim and claim adjustment expense reserves	$6,278	$6,269
Net case reserves	$1,684	$1,810
Net IBNR reserves	3,796	3,758
Total net carried claim and claim adjustment expense reserves	$5,480	$5,568

Commercial
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2016	2015	2016	2015
Net written premiums	$684	$642	$2,172	$2,118
Net earned premiums	719	705	2,103	2,086
Net investment income	175	82	465	455
Net operating income	114	75	280	273
Net realized investment gains (losses), after tax	9	(21)	2	(16)
Net income	123	54	282	257

Other performance metrics:
Loss and loss adjustment expense ratio	62.2%	60.6%	64.6%	66.5%
Expense ratio	37.1	35.2	36.7	35.4
Dividend ratio	0.5	—	0.4	0.2
Combined ratio	99.8%	95.8%	101.7%	102.1%

Rate	—%	1%	—%	2%
Retention	83	76	84	77
New business	$135	$135	$418	$422

Three Month Comparison
Net written premiums for Commercial increased $42 million for the three months ended September 30, 2016 as compared with the same period in 2015, driven by higher retention and new business in middle markets. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $39 million for the three months ended September 30, 2016 as compared with the same period in 2015, due to an increase in net investment income partially offset by higher underwriting expenses and higher net loss and loss adjustment expenses.
The combined ratio increased 4.0 points for the three months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 1.6 points due to an increase in the current accident year loss ratio and lower favorable net prior year development. Catastrophe losses were $12 million, or 1.6 points of the loss ratio for the three months ended September 30, 2016, as compared to $10 million, or 1.4 points of the loss ratio for the three months ended September 30, 2015. The expense ratio increased 1.9 points for the three months ended September 30, 2016 as compared with the same period in 2015, primarily due to non-recurring underwriting expenses related to the transition to a new service provider for our IT infrastructure and employee termination costs resulting from the Organization Review. The expense ratio also increased due to higher IT spending primarily related to a new underwriting platform. See the Consolidated Operations section of this MD&A for further discussion of the Organization Review costs.
Favorable net prior year development of $8 million and $16 million was recorded for the three months ended September 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Commercial increased $54 million for the nine months ended September 30, 2016 as compared with the same period in 2015, driven by higher retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $7 million for the nine months ended September 30, 2016 as compared with the same period in 2015, due to favorable reserve development partially offset by higher underwriting expenses.
The combined ratio improved 0.4 points for the nine months ended September 30, 2016 as compared with the same period in 2015. The loss ratio improved 1.9 points primarily due to favorable net prior year reserve development. Catastrophe losses were $95 million, or 4.6 points of the loss ratio for the nine months ended September 30, 2016, as compared to $83 million, or 4.0 points of the loss ratio for the nine months ended September 30, 2015. The expense ratio increased 1.3 points for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to non-recurring underwriting expenses related to the transition to a new service provider for our IT infrastructure and employee termination costs resulting from the Organization Review. The expense ratio also increased due to higher IT spending primarily related to a new underwriting platform. See the Consolidated Operations section of this MD&A for further discussion of the Organization Review costs.
Favorable net prior year development of $44 million and $17 million was recorded for the nine months ended September 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2016	December 31, 2015
Gross case reserves	$4,678	$4,975
Gross IBNR reserves	4,201	4,208
Total gross carried claim and claim adjustment expense reserves	$8,879	$9,183
Net case reserves	$4,369	$4,651
Net IBNR reserves	3,910	3,925
Total net carried claim and claim adjustment expense reserves	$8,279	$8,576

International
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2016	2015	2016	2015
Net written premiums	$207	$180	$637	$641
Net earned premiums	210	203	605	601
Net investment income	13	13	38	40
Net operating income (loss)	20	9	(1)	40
Net realized investment gains, after tax	5	—	11	1
Net income	25	9	10	41

Other performance metrics:
Loss and loss adjustment expense ratio	55.4%	52.4%	65.2%	55.9%
Expense ratio	37.8	38.0	38.2	37.6
Combined ratio	93.2%	90.4%	103.4%	93.5%

Rate	(1)%	(1)%	(1)%	(1)%
Retention	70	75	76	77
New business (1)	$67	$23	$189	$83
(1) Beginning in 2016, new business includes Hardy. New business for Hardy was $40 million and $107 million for the three and nine months ended September 30, 2016.
Three Month Comparison
Net written premiums for International increased $27 million for the three months ended September 30, 2016 as compared with the same period in 2015. Excluding the effect of foreign currency exchange rates and the timing of reinsurance spend, net written premiums for the three months ended September 30, 2016 increased 15%. The majority of the growth came from middle market products in the UK and Continental Europe and from product lines which are now being delivered across all the international platforms, such as healthcare and technology. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $11 million for the three months ended September 30, 2016 as compared with the same period in 2015, primarily due to improved net accident year non-catastrophe underwriting results and lower foreign exchange losses partially offset by lower favorable net prior year reserve development.
The combined ratio increased 2.8 points for the three months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 3.0 points due to lower favorable net prior year reserve development partially offset by an improved non-catastrophe current accident year loss ratio. Catastrophe losses were $3 million, or 1.5 points of the loss ratio for the three months ended September 30, 2016 as compared to $1 million, or 0.3 points of the loss ratio for the three months ended September 30, 2015. The expense ratio improved 0.2 points for the three months ended September 30, 2016 as compared with the same period in 2015.
Favorable net prior year development of $17 million and $32 million was recorded for the three months ended September 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for International decreased $4 million for the nine months ended September 30, 2016 as compared with the same period in 2015. Net written premiums increased 3.5% as compared to the same period in 2015, after excluding the effect of foreign currency exchange rates. Excluding the effect of premium development, the decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating results decreased $41 million for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to a higher level of catastrophe and large losses.
The combined ratio increased 9.9 points for the nine months ended September 30, 2016 as compared with the same period in 2015. The loss ratio increased 9.3 points primarily due to an increase in the current accident year loss ratio driven by catastrophe losses and large losses related to political risk, property and financial institutions. Catastrophe losses were $28 million, or 4.7 points of the loss ratio for the nine months ended September 30, 2016, primarily driven by the Fort McMurray wildfires, as compared to $5 million, or 0.8 points of the loss ratio for the nine months ended September 30, 2015. The expense ratio increased 0.6 points for the nine months ended September 30, 2016 as compared with the same period in 2015, primarily due to higher underwriting expenses.
Favorable net prior year development of $36 million and $30 million was recorded for the nine months ended September 30, 2016 and 2015. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2016	December 31, 2015
Gross case reserves	$647	$622
Gross IBNR reserves	761	725
Total gross carried claim and claim adjustment expense reserves	$1,408	$1,347
Net case reserves	$567	$531
Net IBNR reserves	718	688
Total net carried claim and claim adjustment expense reserves	$1,285	$1,219

Referendum on the United Kingdom's Membership in the European Union
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". As a result of the referendum, it is currently expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. in the first quarter of 2017. Although the terms of any future treaties are unknown, changes in our international operating platform may be required to allow us to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

Life & Group Non-Core
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Net earned premiums	$134	$137	$401	$412
Net investment income	192	182	567	540
Net operating income (loss)	6	(30)	—	(71)
Net realized investment gains, after tax	11	2	3	6
Net income (loss)	17	(28)	3	(65)
Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results for our long term care business in 2016 now reflect the variance between actual experience and the expected results contemplated in our best estimate reserves. In 2015, results of our long term care business reflected variances between actual experience and actuarial assumptions that were locked-in at policy issuance. As a result of the reserve assumption unlocking, the 2016 and 2015 results are not comparable.
Three Month
The net operating income of $6 million was generally in line with expectations, as the impact of favorable morbidity was partially offset by unfavorable persistency in our long term care business.
Nine Month
Results for the current year nine month period were generally consistent with our reset assumptions.

Corporate & Other Non-Core
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Net investment income	$4	$1	$11	$12
Interest expense	39	39	119	117
Net operating loss	(24)	(23)	(162)	(126)
Net realized investment gains (losses), after tax	1	1	(2)	2
Net loss	(23)	(22)	(164)	(124)
Three Month Comparison
Net operating loss for the three months ended September 30, 2016 was comparable to the same period in 2015.
Nine Month Comparison
Net operating loss increased $36 million for the nine months ended September 30, 2016 as compared with the same period in 2015. Results in both periods were negatively affected by after-tax charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer. The Loss Portfolio Transfer drove $20 million of the period over period change. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2016	December 31, 2015
Gross case reserves	$1,581	$1,521
Gross IBNR reserves	1,119	1,123
Total gross carried claim and claim adjustment expense reserves	$2,700	$2,644
Net case reserves	$99	$130
Net IBNR reserves	137	153
Total net carried claim and claim adjustment expense reserves	$236	$283

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities:
Taxable	$354	$346	$1,048	$1,040
Tax-Exempt	103	103	304	304
Total fixed maturity securities	457	449	1,352	1,344
Limited partnership investments	65	(93)	97	69
Other, net of investment expense	2	(2)	12	(1)
Net investment income	$524	$354	$1,461	$1,412
Net investment income, after tax	$371	$265	$1,048	$1,015

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.8%	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%	3.4%	3.5%
Net investment income, after tax, for the three months ended September 30, 2016 increased $106 million as compared with the same period in 2015. The increase was driven by limited partnership investments, which returned 2.6% as compared with (3.2)% for the same period in 2015.
Net investment income, after tax, for the nine months ended September 30, 2016 increased $33 million as compared with the same period in 2015. The increase was driven by limited partnership investments, which returned 3.8% as compared with 2.2% in the prior year period.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
Fixed maturity securities:
Corporate and other bonds	$18	$(27)	$10	$(11)
States, municipalities and political subdivisions	20	(7)	23	(27)
Asset-backed	5	5	5	8
U.S. Treasury and obligations of government-sponsored enterprises	3	—	5	—
Foreign government	1	—	3	1
Total fixed maturity securities	47	(29)	46	(29)
Equity securities	(3)	(18)	(5)	(19)
Derivative financial instruments	1	(1)	(12)	9
Short term investments and other	1	(1)	(3)	—
Net realized investment gains (losses)	46	(49)	26	(39)
Income tax (expense) benefit on net realized investment gains (losses)	(14)	17	(11)	21
Net realized investment gains (losses), after tax	$32	$(32)	$15	$(18)
Net realized investment results, after tax, improved $64 million for the three months ended September 30, 2016 as compared with the same period in 2015, driven by higher net realized investment gains on sales of securities reflecting the overall net unrealized gain position within the portfolio and lower OTTI losses recognized in earnings.
Net realized investment results, after tax, improved $33 million for the nine months ended September 30, 2016 as compared with the same period in 2015, driven by higher net realized investment gains on sales of securities reflecting the overall net unrealized gain position within the portfolio and lower OTTI losses recognized in earnings, partially offset by derivative results.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2016		December 31, 2015
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,422	$166	$3,910	$101
AAA	1,893	180	1,938	123
AA	9,015	1,186	8,919	900
A	10,292	1,283	10,044	904
BBB	13,326	1,098	11,595	307
Non-investment grade	3,373	168	3,166	(16)
Total	$42,321	$4,081	$39,572	$2,319
As of September 30, 2016 and December 31, 2015, only 2% and 1% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$62	$1
AAA	116	2
AA	196	2
A	304	5
BBB	828	18
Non-investment grade	781	34
Total	$2,287	$62
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$121	$1
Due after one year through five years	585	13
Due after five years through ten years	999	26
Due after ten years	582	22
Total	$2,287	$62

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

	September 30, 2016		December 31, 2015
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$16,407	8.6	$14,879	9.6
Other interest sensitive investments	27,239	4.1	26,435	4.3
Total	$43,646	5.8	$41,314	6.2
The duration of the total fixed income portfolio is in line with portfolio targets. The duration of the assets supporting the Life and Group Non-Core business has declined, reflective of increases in expected bond call activity in our municipal bond portfolio and the low interest rate environment.
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
Short Term Investments
The carrying values of the components of the Short term investments are presented in the following table.

(In millions)	September 30, 2016	December 31, 2015
Short term investments:
Commercial paper	$841	$998
U.S. Treasury securities	374	411
Money market funds	75	60
Other	133	191
Total short term investments	$1,423	$1,660

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2016, net cash provided by operating activities was $1,120 million as compared with $1,045 million for the same period in 2015. Cash provided by operating activities reflected increased receipts relating to returns on limited partnerships and lower income taxes paid, partially offset by lower net premiums collected and higher net claim and expense payments.
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
Net cash used by investing activities was $604 million for the nine months ended September 30, 2016, as compared with net cash used of $254 million for the same period in 2015. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity instruments.
For the nine months ended September 30, 2016, net cash used by financing activities was $605 million as compared with $739 million for the same period in 2015. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of our 6.50% senior notes due August 15, 2016.
Common Stock Dividends
Dividends of $2.75 per share of our common stock, including a special dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2016. On October 28, 2016, our Board of Directors declared a quarterly dividend of $0.25 per share, payable November 30, 2016 to stockholders of record on November 14, 2016. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2016 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2016 that would not be subject to the Department's prior approval is $1,079 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $100 million during the three months ended December 31, 2015 and $665 million during the nine months ended September 30, 2016. As of September 30, 2016 CCC is able to pay approximately $314 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Referendum on the United Kingdom's Membership in the European Union

•
on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". As a result of the referendum, it is currently expected that the British government will formally commence the process to leave the E.U. and begin negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. in the first quarter of 2017. Although the terms of any future treaties are unknown, changes in our international operating platform may be required to allow us to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

Our forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2016. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A on our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2016, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2016.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: October 31, 2016	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE