Form 10-K
period 2016-12-31
CNA FINANCIAL CORP
filed 2017-02-15
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 10, 2017, 270,621,400 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $844 million based on the closing price of $31.42 per share of the common stock on the New York Stock Exchange on June 30, 2016.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2017 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy). Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2016.
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
Competition
The property and casualty insurance industry is highly competitive both as to rate and service. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. Accordingly, we must continuously allocate resources to refine and improve our insurance products and services.
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
Domestic insurers are also required by state insurance regulators to provide coverage to certain insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each state.
Further, domestic insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations, including disaster relief funds, rating bureaus, insurance departments and workers'

compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process, and we have the ability to recoup certain of these assessments from policyholders.
As our insurance operations are conducted in a multitude of both domestic and foreign jurisdictions, we are subject to a number of regulatory agency requirements applicable to a portion, or all, of our operations. These include, among other things, the State of Illinois Department of Insurance (which is our global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Bermuda Monetary Authority and the Office of Superintendent of Financial Institutions in Canada.
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
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European operations and are enacted by the European Union's executive body, the European Commission. Additionally, the International Association of Insurance Supervisors (IAIS) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Reserve, the U.S. Federal Insurance Office and the National Association of Insurance Commissioners are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will impact the Company as any final proposal would ultimately need to be legislated or regulated by each individual country or state.
Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry. These initiatives and legislation include proposals relating to potential federal oversight of certain insurers; terrorism and natural catastrophe exposures; cybersecurity risk management; federal financial services reforms; and certain tax reforms.
The Terrorism Risk Insurance Program Reauthorization Act of 2015 provides for a federal government backstop for insured terrorism risks through 2020. The mitigating effect of such law is part of the analysis of our overall risk posture for terrorism and, accordingly, our risk positioning may change if such law were modified. We also continue to invest in the security network of our systems on an enterprise-wide basis, especially considering the implications of data and privacy breaches. This requires an investment of a significant amount of resources by us on an ongoing basis. Potential implications of possible cybersecurity legislation on such current investment, if any, are uncertain. The foregoing laws and proposals, either separately or in the aggregate, create a regulatory and legal environment that may require changes in our business plan or significant investment of resources in order to operate in an effective and compliant manner.
Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, impact our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in court actions and by federal and state legislatures that continue to expand liability for insurers and their policyholders.
Employee Relations
As of December 31, 2016, we had approximately 6,700 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note I to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.

Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.

Years ended December 31	Percent of Total
	2016	2015	2014
California	9.5%	9.1%	9.1%
Texas	8.2	8.1	8.1
Illinois	7.6	7.5	6.7
New York	6.9	7.1	7.2
Florida	5.8	5.7	5.7
Pennsylvania	3.7	3.8	3.7
New Jersey	3.1	3.2	3.4
Canada	1.9	2.2	2.6
All other states, countries or political subdivisions	53.3	53.3	53.5
Total	100.0%	100.0%	100.0%
Approximately 7.9%, 8.0% and 8.8% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2016, 2015 and 2014.
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

ITEM 1A. RISK FACTORS
Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business and insurer financial strength and corporate debt ratings. We have described below the most significant risks facing us. There may be additional risks that we do not yet know of or that we do not currently perceive to be as significant that may also impact our business. You should carefully consider and evaluate all of the information included in this report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
If we determine that our recorded insurance reserves are insufficient to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, we may need to increase our insurance reserves which would result in a charge to our earnings.
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include claims severity, frequency of claims, mortality, morbidity, discount rates, inflation, claims handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as general liability and workers' compensation, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict.
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
Our active life reserves for long term care policies are based on our best estimate assumptions as of December 31, 2015, due to an unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for our reserve estimates, are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, we may be required to increase our reserves. See the Life & Group Non-

Core Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.
Estimating future experience for long term care policies is highly uncertain, because the required projection period is very long and there is limited historical and industry data available to us, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require changes to our reserves. This risk is more significant for our long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the corporate tax code may also impact the rate at which we discount our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
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
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate.
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
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2016 is $2.8 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial.
We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary and third parties are subject to the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.
In addition, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors and human error. As a result, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or fail to appropriately estimate the risks we are exposed to, our business, financial condition, results of operations or liquidity may be adversely affected.
We face intense competition in our industry; we may be adversely affected by the cyclical nature of the property and casualty business, the evolving landscape of our distribution network, as well as the availability and cost of reinsurance.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services to remain competitive. We compete with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than we do, for both distributors and customers. This includes agents and brokers who may increasingly compete with us to the extent that markets continue to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor insurer landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on our ability to remain competitive, particularly in implementing pricing that is both attractive to our customer base and risk-appropriate to the Company.
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
We market our insurance products worldwide primarily through independent insurance agents and insurance brokers, who also promote and distribute the products of our competitors. Any change in our relationships with our distribution network agents and brokers, including as a result of consolidation and their increased promotion and distribution of our competitors' products, could adversely affect our ability to sell our products. As a result, our business volume and results of operations could be materially adversely impacted.
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
We may be adversely affected by technological changes or disruptions in the insurance marketplace.
Technological changes in the way insurance transactions are completed in the marketplace, and our ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing "big data" analytics to make underwriting and other decisions that impact product design and pricing. If such utilization is more effective than how we use similar data and information, we will be at a competitive disadvantage. There can be no assurance that we will continue to compete effectively with our industry peers due to technological changes; accordingly, this may have a material adverse effect on our business and results of operations.
In addition, agents and brokers, technology companies, or other third parties may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. For example, they may create a digitally enabled distribution channel that may adversely impact our competitive position. Our efforts or the efforts of agents and brokers with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize greater levels of data and technology, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.
We may not be able to collect amounts owed to us by reinsurers, which could result in higher net incurred losses.
We have significant amounts recoverable from reinsurers which are reported as receivables on our Consolidated Balance Sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced credit downgrades by rating agencies within the term of our contractual relationship, which indicates an increase in the likelihood that we will not be able to recover amounts due. In addition, reinsurers could dispute amounts which we believe are due to us. If the amounts due from reinsurers that we are able to collect are less than the amount recorded by us with respect to such amounts due, our net incurred losses will be higher.
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
Moreover, certain policyholders purchase retrospectively rated workers' compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium, which may be significant. As a result, we are exposed to policyholder credit risk. If the amounts due from policyholders that we are able to collect are less than the amounts recorded with respect to such amounts due, our incurred losses will be higher.
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity prices and foreign currency prices and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities.
We have significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing our net investment income, while an increase in interest rates may reduce the value of our existing fixed maturity investments. The value of our fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments we hold or in the underlying collateral of the security. Any such impairments which we deem to be other-than-temporary would result in a charge to our earnings.
In addition, we invest a portion of our assets in equity securities and limited partnerships which are subject to greater market volatility than our fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments which may also limit our ability to withdraw assets.
Further, we hold a portfolio of commercial mortgage loans. We are subject to credit risk relating to our ability to recover amounts due from the borrowers as a result of the creditworthiness of the borrowers or tenants of credit tenant loan properties. If the amounts we collect from the borrowers are less than the amount recorded, it would result in a charge to our earnings.
As a result of all of these factors, we may not earn an adequate return on our investments, may be required to write down the value of our investments and may incur losses on the disposition of our investments.
Changes in tax laws of jurisdictions in which we operate could adversely impact our results of operations.
Federal, state or foreign tax legislation that would lessen or eliminate some or all of the tax attributes currently affecting us could materially and adversely impact our results of operations, in particular, changes to tax laws governing tax credits. Other potential tax law changes, including modification of the corporate tax rate and the taxation of interest from municipal bonds, could also adversely affect the value of the tax benefit received on tax exempt municipal investments and thus the rate at which we discount our long term care active life reserves.
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
The foregoing risks relating to disruption of service, interruption of operations and data loss could expose us to monetary and reputational damages. In addition, potential exposures include substantially increased compliance costs and required computer system upgrades and security-related investments. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws and regulations, both in the U.S. and foreign jurisdictions. Any such legal or regulatory action could have a material adverse effect on our operations.
Inability to detect and prevent significant employee or third party service provider misconduct or inadvertent errors and omissions could result in a materially adverse effect on our operations.
We may incur losses which arise from employees or third party service providers engaging in intentional misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. Our controls may not be able to detect all possible circumstances of employee and third party service provider non-compliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could adversely affect our results of operations.
Loss of key vendor relationships, issues relating to the transitioning of vendor relationships or exposure relating to functions performed by a vendor could result in a materially adverse effect on our operations.
In the event that one or more of our vendors suffers a bankruptcy, is sold to another entity, sustains a significant business interruption or otherwise becomes unable to continue to provide products or services at the requisite level, we may be adversely affected. We may suffer operational impairments and financial losses associated with transferring business to a new vendor, assisting a vendor with rectifying operational difficulties, failure by vendors to properly perform service functions or assuming previously outsourced operations ourselves. Our inability to provide for appropriate servicing if a vendor becomes unable to fulfill its contractual obligations to us, either through transitioning to another service provider temporarily or permanently or assuming servicing internally, may have a materially adverse effect on our operations.
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
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of our legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction's regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business in the applicable jurisdictions and specialized markets. If we are required to record a material charge against earnings in connection with a change in estimated insurance reserves, the occurrence of a catastrophic event, or if we incur significant losses related to our investment portfolio, which severely deteriorate our capital position, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups. Finalization and adoption of this framework could increase our minimum regulatory capital requirement as well as significantly increase our cost of regulatory compliance.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our corporate obligations, are limited by insurance regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary insurance regulator, are generally limited to amounts determined by formulas that vary by jurisdiction. If we are restricted from paying or receiving intercompany dividends, by regulatory rule or otherwise, we may not be able to fund our corporate obligations and debt service requirements from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
Rating agencies may downgrade their ratings of us and thereby adversely affect our ability to write insurance at competitive rates or at all.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, including, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's) and Standard & Poor's (S&P). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.
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
In addition, it is possible that a significant lowering of the corporate debt ratings of Loews by certain of the rating agencies could result in an adverse impact on our ratings, independent of any change in our circumstances.
We are subject to extensive existing state, local, federal and foreign governmental regulations that restrict our ability to do business and generate revenues; additional regulation or significant modification to existing regulations or failure to comply with regulatory requirements may have a materially adverse effect on our business, our operations and financial condition.
The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of our policyholders and third-party claimants, rather than our investors. Each jurisdiction in which we do business has established supervisory agencies that regulate the manner in which we do business. Any changes in regulation could also impose significant burdens on us. In addition, the Lloyd's marketplace sets rules under which its members, including our Hardy syndicate, operate.
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
Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. State jurisdictions ensure compliance with such regulations through market conduct exams, which may result in losses to the extent non-compliance is ascertained, either as a result of failure to document transactions properly or failure to comply with internal guidelines, or otherwise. The jurisdictions in which we do business may also require us to provide coverage to persons whom we would not otherwise consider eligible or restrict us from withdrawing from unprofitable lines of business or unprofitable market areas. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our Chicago location houses our principal executive offices. We lease office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to our principal office locations.

Location	Amount (Square Feet) of Space Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	602,483	Principal executive offices of CNAF
2405 Lucien Way, Maitland, Florida	108,062	Property and casualty insurance offices
125 S. Broad Street, New York, New York	66,810	Property and casualty insurance offices
1 Meridian Boulevard, Wyomissing, Pennsylvania	59,161	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	58,917	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	56,281	Property and casualty insurance offices
700 N. Pearl Street, Dallas, Texas	35,316	Property and casualty insurance offices
1249 S. River Road, Cranbury, New Jersey	34,666	Property and casualty insurance offices
555 Mission Street, San Francisco, California	32,892	Property and casualty insurance offices
10375 Park Meadows Drive, Littleton, Colorado	28,589	Property and casualty insurance offices
We lease all of the office space described above, including the building in Chicago, Illinois, which was sold by CCC during the first quarter of 2016. We consider our properties to be in generally good condition, well maintained and suitable and adequate to carry on our business.
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
As of February 10, 2017, we had 270,621,400 shares of common stock outstanding and approximately 90% of our outstanding common stock was owned by Loews. We had 1,042 stockholders of record as of February 10, 2017 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in 2016 or 2015.
The table below shows the high and low closing prices for our common stock based on the New York Stock Exchange Composite Transactions, as well as the dividends declared on our common stock.

	2016			2015
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$34.60	$28.21	$2.25	$43.40	$36.61	$2.25
Second	33.07	29.42	0.25	41.82	37.91	0.25
Third	34.86	30.37	0.25	40.43	34.29	0.25
Fourth	42.07	34.04	0.25	37.05	34.24	0.25
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2012, and that dividends, if any, were reinvested.

Company / Index	Base Period	2012	2013	2014	2015	2016
CNA Financial Corporation	$100.00	$107.00	$167.58	$158.80	$155.04	$201.57
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Property & Casualty Insurance Index	100.00	120.11	166.10	192.25	210.57	243.65

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

As of or for the years ended December 31
(In millions, except per share data)	2016	2015	2014	2013	2012
Results of Operations:
Revenues	$9,366	$9,101	$9,692	$9,932	$9,364
Income (loss) from continuing operations, net of tax	$859	$479	$888	$915	$620
(Loss) income from discontinued operations, net of tax	—	—	(197)	22	8
Net income (loss) attributable to CNA	$859	$479	$691	$937	$628
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$3.18	$1.77	$3.29	$3.39	$2.30
(Loss) income from discontinued operations	—	—	(0.73)	0.09	0.03
Basic earnings (loss) per share	$3.18	$1.77	$2.56	$3.48	$2.33
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$3.17	$1.77	$3.28	$3.39	$2.30
(Loss) income from discontinued operations	—	—	(0.73)	0.08	0.03
Diluted earnings (loss) per share	$3.17	$1.77	$2.55	$3.47	$2.33
Dividends declared per common share	$3.00	$3.00	$2.00	$0.80	$0.60
Financial Condition:
Total investments	$45,420	$44,699	$46,262	$46,107	$47,636
Total assets	55,233	55,045	55,564	57,192	58,520
Insurance reserves	36,431	36,486	36,380	38,394	40,005
Long and short term debt	2,710	2,560	2,557	2,558	2,568
Total CNA stockholders' equity	11,969	11,756	12,794	12,651	12,314
Book value per common share	$44.25	$43.49	$47.39	$46.91	$45.71

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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Note A to the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, equity, business, and insurer financial strength and corporate debt ratings.
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care policies and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future premium rate increases. The reserve for unearned premiums on property and casualty contracts represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves-Estimates and Uncertainties section below.
Reinsurance and Insurance Receivables
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
Additionally, exposure exists with respect to the collectibility of amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies and retrospectively rated policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances due from insureds, currently as well as in the future, management's experience and current economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations or equity could be materially adversely affected.

Valuation of Investments and Impairment of Securities
We classify our fixed maturity securities and equity securities as either available-for-sale or trading, which are both carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on our fair value measurements is in Note C to the Consolidated Financial Statements included under Item 8.
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
Long Term Care Policies
Future policy benefits reserves for our long term care policies are based on certain assumptions, including morbidity, persistency, discount rates and future premium rate increases. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to add to reserves.
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
Pension and Postretirement Benefit Obligations
We make a significant number of assumptions in estimating the liabilities and costs related to our pension and postretirement benefit obligations. The assumptions that most affect these costs are the discount rate and the expected long term rate of return on plan assets. These assumptions are based on, among other things, current economic factors such as inflation, interest rates and broader capital market expectations. Changes in these assumptions can have a material impact on pension obligations and pension expense.
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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note E to the Consolidated Financial Statements included under Item 8.
Property and Casualty Claim and Claim Adjustment Expense Reserves
We maintain loss reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (case reserves) and claims that have been incurred but not reported (IBNR). IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves as of each balance sheet date are provided in the Segment Results section of this MD&A and in Note E to the Consolidated Financial Statements included under Item 8.
As discussed in the Risk Factors discussion within Item 1A, there is a risk that our recorded reserves are insufficient to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses. Unforeseen emerging or potential claims and coverage issues are difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve additions.
In addition, our property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, we completed a transaction with NICO under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note E to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on our results of operations and the deferred retroactive reinsurance gain.
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
Various methods are used to project ultimate losses for both long-tail and short-tail exposures.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors, including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.
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
The loss ratio method multiplies earned premiums by an expected loss ratio to produce ultimate loss estimates for each accident or policy year. This method may be useful for immature accident or policy periods or if loss development patterns are inconsistent, losses emerge very slowly or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio typically requires analysis of loss ratios from earlier accident or policy years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes and other applicable factors.
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
The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve groups where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors, including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular reserve group being modeled. For some reserve groups, we use models which rely on historical development patterns at an aggregate level, while other reserve groups are modeled using individual claim variability assumptions supplied by the claims department. In either case, multiple simulations using varying assumptions are run and the results are analyzed to produce a range of potential outcomes. The results will typically include a mean and percentiles of the possible reserve distribution which aid in the selection of a point estimate.
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method.  For most of our products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we may not assign any weight to the paid and incurred development methods. We will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods.  For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures.
For other more complex reserve groups where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation.
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with senior management to determine the best estimate of reserves. Senior management considers many factors in making this decision. Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and our judgment. The carried reserve may differ from the actuarial point estimate. See Note E to the Consolidated Financial Statements included under Item 8 for further discussion of the factors considered in determining management’s best estimate.
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
The three areas for which we believe a significant deviation to our net reserves is reasonably possible are (i) professional liability, management liability and surety products; (ii) workers' compensation; and (iii) general liability.
Professional liability, management liability and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.2 billion as of December 31, 2016.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $400 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $350 million. Our net reserves for workers' compensation were approximately $4.3 billion as of December 31, 2016.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.4 billion as of December 31, 2016.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing our reserve estimates, we make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to change our reserves in prior periods and could lead to our identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and corporate debt ratings positively or negatively. See discussion within Note E to the Consolidated Financial Statements included under Item 8 for additional information about reserve development and the Ratings section of this MD&A for further information regarding our financial strength and corporate debt ratings.
Life & Group Non-Core Policyholder Reserves
Our Life and Group Non-Core segment includes our run-off long term care business as well as structured settlement obligations related to certain property and casualty claimants not funded by annuities. Long term care policies provide benefits for nursing homes, assisted living and home health care subject to various daily and lifetime caps. Policyholders must continue to make periodic premium payments to keep the policy in force. Generally we have the ability to increase policy premiums, subject to state regulatory approval.

We maintain both claim and claim adjustment expense reserves as well as future policy benefits reserves for policyholder benefits for our Life & Group Non-Core segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for our long term care policies, our actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. Our recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. Future policy benefits reserves represent the active life reserves related to our long term care policies and are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to our financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rate and anticipated future premium rate increases. Persistency can be affected by policy lapses and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be impacted by changes to the corporate tax code. There is limited historical company and industry data available to us for long term care morbidity and mortality, as only a portion of the policies written to date are in claims paying status. As a result of this variability, our long term care reserves may be subject to material increases if actual experience develops adversely to our expectations.
Annually, management assesses the adequacy of its GAAP long term care future policy benefits reserves as well as the claim and claim adjustment expense reserves for structured settlement obligations by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV reserves are then compared to the recorded reserves. If the GPV reserves are greater than the existing net GAAP reserves (i.e. reserves net of any deferred acquisition costs asset), the existing net GAAP reserves are unlocked and are increased to the greater amount. Any such increase is reflected in our results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations, equity and business and insurer financial strength and corporate debt ratings.
The December 31, 2016 GPV indicated carried reserves included a margin of approximately $255 million. A summary of the changes in the GPV results is presented in the table below:

Long Term Care Active Life Reserve - Change in GPV (In millions)
December 31, 2015 Margin	$—
Changes in underlying morbidity assumptions	(130)
Changes in underlying persistency assumptions	25
Changes in underlying discount rate assumptions	(45)
Changes in underlying premium rate action assumptions	350
Changes in underlying expense and other assumptions	55
December 31, 2016 Margin	$255
The increase in the margin in 2016 was driven by expected rate increases from near-term future rate filings on segments of our individual long term care block of business as well as higher than expected premium rate increase achievement on rate filings related to our group long term care block.  This improvement from rate actions was partially offset by minor changes in morbidity assumptions. The effects of persistency and discount rates were relatively small and largely offset one another.  Additionally, in 2016 our annual experience study of long term care claim reserves resulted in a release of $30 million due to favorable severity relative to expectations.
The December 31, 2015 GPV indicated a premium deficiency of $296 million resulting in the unlocking of reserves and the resetting of actuarial assumptions to best estimate assumptions at that date. The indicated premium deficiency necessitated a charge to income of $296 million. In addition to the premium deficiency, our annual experience study of claim reserves resulted in reserve strengthening of $9 million. The total after-tax impact of the premium deficiency and claim reserve strengthening was $198 million.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our active life reserve assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any required increase in the net GAAP reserves resulting from the hypothetical revision in the table below would first reduce the margin in our carried reserves before it would affect results of operations. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2016
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
5% increase in morbidity	$372
10% increase in morbidity	999
Persistency:
5% decrease in active life mortality and lapse	$—
10% decrease in active life mortality and lapse	163
Discount Rates:
50 basis point decline in future interest rates	$156
100 basis point decline in future interest rates	664
Premium Rate Actions:
25% decrease in anticipated future rate increases premium	$—
50% decrease in anticipated future rate increases premium	142
As referenced in Item 1A Risk Factors, modification of the corporate tax rate could adversely affect the value of the tax benefit received on tax exempt municipal investments and thus the rate at which we discount our long term care active life reserves. For illustrative reference, absent a change in investment strategy, a reduction in the corporate tax rate to 20% would require an increase to our existing net GAAP reserves for the LTC business and an estimated reduction to pretax income of approximately $700 million.
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

Years ended December 31
(In millions)	2016	2015	2014
Operating Revenues
Net earned premiums	$6,924	$6,921	$7,212
Net investment income	1,988	1,840	2,067
Other revenues	404	407	356
Total operating revenues	9,316	9,168	9,635
Claims, Benefits and Expenses
Net incurred claims and benefits	5,270	5,372	5,577
Policyholders' dividends	13	12	14
Amortization of deferred acquisition costs	1,235	1,540	1,317
Other insurance related expenses	1,122	1,093	1,029
Other expenses	589	535	548
Total claims, benefits and expenses	8,229	8,552	8,485
Operating income before income tax	1,087	616	1,150
Income tax expense on operating income	(263)	(101)	(301)
Net operating income	824	515	849
Net realized investment gains (losses)	50	(67)	57
Income tax (expense) benefit on net realized investment gains (losses)	(15)	31	(18)
Net realized investment gains (losses), after tax	35	(36)	39
Income from continuing operations	859	479	888
Loss from discontinued operations, net of tax	—	—	(197)
Net income	$859	$479	$691
2016 Compared with 2015
Net operating income increased $309 million in 2016 as compared with 2015. Net operating results increased $293 million for our non-core segments primarily as a result of a $198 million after-tax charge in 2015 related to increasing long term care active life and claim reserves. As our active life reserve assumptions were unlocked in 2015, long term care results in 2016 improved significantly. Net operating income increased $16 million for our core segments due to higher favorable net prior year reserve development and net investment income, partially offset by an increase in the current accident year loss ratio and higher underwriting expenses. Catastrophe losses were $111 million after tax in 2016 as compared to $95 million after tax in 2015.
Favorable net prior year development of $314 million and $218 million was recorded in 2016 and 2015 related to our Specialty, Commercial, International and Corporate & Other Non-Core segments. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

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

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. Specialty provides a broad array of professional, financial and specialty property and casualty products and services through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s marketplace.
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
Our property and casualty field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. The claims structure consists of a national claim center designed to efficiently handle the high volume of low severity claims, including property damage, liability and workers' compensation medical only claims, and 16 principal claim offices handling the more complex claims. We also have a presence in Canada, Europe, China and Singapore consisting of 17 branch operations and access to business placed at Lloyd's of London through Hardy Syndicate 382.
We utilize the net operating income (loss) financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting guidance. The calculation of net operating income (loss) excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to other-than-temporary impairment (OTTI) losses, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Management monitors net operating income (loss) for each business segment to assess segment performance. Presentation of consolidated net operating income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business and reconciliations of non-GAAP measures to the most comparable GAAP measures and other information in Note O to the Consolidated Financial Statements included under Item 8.
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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate and retention)	2016	2015	2014
Net written premiums	$2,780	$2,781	$2,839
Net earned premiums	2,779	2,782	2,838
Net investment income	516	474	560
Net operating income	650	560	634
Net realized investment gains (losses), after tax	3	(22)	10
Net income	653	538	644

Other performance metrics:
Loss and loss adjustment expense ratio	52.8%	57.4%	57.3%
Expense ratio	32.0	31.1	30.1
Dividend ratio	0.2	0.2	0.2
Combined ratio	85.0%	88.7%	87.6%

Rate	1%	1%	3%
Retention	87%	87%	87%
New Business	$252	$279	$309
2016 Compared with 2015
Net written premiums for Specialty in 2016 were consistent with 2015 as growth in warranty was offset by a decrease in management and professional liability and healthcare due to underwriting actions undertaken in certain business lines. The trend in net earned premiums was consistent with net written premiums.
Net operating income increased $90 million in 2016 as compared with 2015, primarily due to higher favorable net prior year reserve development and net investment income partially offset by higher underwriting expenses and current accident year net loss and loss adjustment expenses.
The combined ratio decreased 3.7 points in 2016 as compared with 2015. The loss ratio decreased 4.6 points due to higher favorable net prior year reserve development partially offset by a higher current accident year loss ratio. Catastrophe losses were $18 million, or 0.6 points of the loss ratio, for 2016, as compared to $13 million, or 0.4 points of the loss ratio, for 2015. The expense ratio increased 0.9 points in 2016 as compared with 2015, due to higher employee costs and higher IT spending primarily related to new underwriting platforms.
Favorable net prior year development of $305 million and $152 million was recorded in 2016 and 2015. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2016	2015
Gross case reserves	$1,871	$2,011
Gross IBNR reserves	4,278	4,258
Total gross carried claim and claim adjustment expense reserves	$6,149	$6,269
Net case reserves	$1,681	$1,810
Net IBNR reserves	3,723	3,758
Total net carried claim and claim adjustment expense reserves	$5,404	$5,568
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

Commercial
Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace through a wholly-owned subsidiary, CNA ClaimPlus, Inc., a third-party administrator.
These property and casualty products are offered through our Middle Market, Small Business and Other Commercial insurance groups.
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate and retention)	2016	2015	2014
Net written premiums	$2,841	$2,818	$2,817
Net earned premiums	2,804	2,788	2,906
Net investment income	638	593	723
Net operating income	311	369	307
Net realized investment gains (losses), after tax	2	(31)	10
Net income	313	338	317

Other performance metrics:
Loss and loss adjustment expense ratio	68.7%	65.1%	75.3%
Expense ratio	36.8	36.1	33.7
Dividend ratio	0.3	0.3	0.3
Combined ratio	105.8%	101.5%	109.3%

Rate	(2)%	1%	5%
Retention	84%	78%	73%
New Business	$524	$552	$491
2016 Compared with 2015
Net written premiums for Commercial increased $23 million in 2016 as compared with 2015, driven by strong retention in middle markets partially offset by a decrease in small business, which included a premium rate adjustment more fully discussed in Note F to the Consolidated Financial Statements under Item 8.  The increase in net earned premium was consistent with the trend in net written premiums.
Net operating income decreased $58 million in 2016 as compared with 2015, due to a higher underwriting loss partially offset by an increase in net investment income.

The combined ratio increased 4.3 points in 2016 as compared to 2015. The loss ratio increased 3.6 points due to the unfavorable period over period effect of net prior year reserve development and a higher current accident year loss ratio due to higher large losses. Catastrophe losses were $116 million, or 4.1 points of the loss ratio, for 2016 primarily driven by U.S. weather-related events, as compared to $101 million, or 3.6 points of the loss ratio, for 2015. The expense ratio increased 0.7 points in 2016 as compared with 2015, due to higher employee costs and higher IT spending primarily related to a new underwriting platform.
Unfavorable net prior year development of $53 million was recorded in 2016 as compared with favorable net prior year development of $30 million in 2015. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2016	2015
Gross case reserves	$4,661	$4,975
Gross IBNR reserves	4,233	4,208
Total gross carried claim and claim adjustment expense reserves	$8,894	$9,183
Net case reserves	$4,353	$4,651
Net IBNR reserves	3,952	3,925
Total net carried claim and claim adjustment expense reserves	$8,305	$8,576
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
The combined ratio improved 7.8 points in 2015 as compared to 2014. The loss ratio improved 10.2 points, due to favorable net prior year development for 2015 as compared to unfavorable net prior year development for 2014 and an improved current accident year loss ratio. Catastrophe losses were $101 million, or 3.6 points of the loss ratio, for 2015, as compared to $125 million, or 4.4 points of the loss ratio, for 2014. The expense ratio increased 2.4 points in 2015 as compared with 2014, due to higher expenses, including increased commissions, the favorable impact in 2014 of recoveries on insurance receivables written off in prior years and the unfavorable effect of lower net earned premiums.
Favorable net prior year development of $30 million was recorded in 2015 as compared with unfavorable net prior year development of $156 million in 2014. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

International
International provides property and casualty and specialty coverages on a global basis through its operations in Canada, the United Kingdom, Continental Europe, China and Singapore, as well as through its presence at Lloyd’s of London.
The International business is grouped into broad business units which include Energy & Marine, Property, Casualty, Specialty, and Healthcare & Technology. International is managed across three territorial platforms from Head Offices in London and Toronto.
Canada provides standard commercial and specialty insurance products, primarily in the marine, oil & gas, construction, manufacturing and life science industries.
CNA Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the marine, property, financial services and healthcare & technology industries throughout Europe on both a domestic and cross border basis.
Hardy operates through Lloyd’s Syndicate 382 underwriting primarily short-tail exposures in energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity of and results from the syndicate are 100% attributable to CNA.

The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate and retention)	2016	2015	2014
Net written premiums	$821	$822	$880
Net earned premiums	806	804	913
Net investment income	51	52	61
Net operating income	21	37	69
Net realized investment gains, after tax	15	1	—
Net income	36	38	69

Other performance metrics:
Loss and loss adjustment expense ratio	61.0%	59.5%	53.5%
Expense ratio	38.1	38.1	38.9
Combined ratio	99.1%	97.6%	92.4%

Rate	(1)%	(1)%	(1)%
Retention	76%	76%	74%
New Business(1)	$240	$111	$115
(1) Beginning in 2016, new business includes Hardy. New business for Hardy was $133 million for the year ended December 31, 2016.
2016 Compared with 2015
Net written premiums for International in 2016 were consistent with 2015 and includes favorable period over period premium development of $24 million. Excluding the effect of foreign currency exchange rates and premium development, net written premiums increased 1.4% in 2016. Excluding the effect of foreign currency exchange rates and premium development, the increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $16 million in 2016 as compared with 2015, primarily due to a lower underwriting profit and foreign currency exchange losses.
The combined ratio increased 1.5 points in 2016 as compared with 2015. The loss ratio increased 1.5 points, primarily due to an increase in the current accident year loss ratio driven by a higher level of large losses related to political risk, property and financial institutions, partially offset by higher favorable net prior year development. Catastrophe losses were $31 million, or 3.9 points of the loss ratio, for 2016 primarily driven by the Fort McMurray wildfires, as compared to $27 million, or 3.3 point of the loss ratio, for 2015. The expense ratio was consistent with 2015.
Favorable net prior year development of $64 million and $36 million was recorded in 2016 and 2015. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2016	2015
Gross case reserves	$632	$622
Gross IBNR reserves	696	725
Total gross carried claim and claim adjustment expense reserves	$1,328	$1,347
Net case reserves	$548	$531
Net IBNR reserves	653	688
Total net carried claim and claim adjustment expense reserves	$1,201	$1,219

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
On August 1, 2014, we closed the sale of the common stock of CAC, our life insurance subsidiary. In connection with the sale, we recorded an after-tax loss on sale of $211 million, which is reflected in Loss from discontinued operations. Further information is provided in Notes A and P to the Consolidated Financial Statements included under Item 8.
In connection with the sale of CAC, we entered into a 100% coinsurance agreement on a separate small block of annuity business outside of CAC. As a result of the funds withheld basis used in this transaction, we recognized an after-tax operating loss of $34 million in 2014. Further information is provided in Note A to the Consolidated Financial Statements under Item 8.
The following table summarizes the results of operations for Life & Group Non-Core.

Years ended December 31
(In millions)	2016	2015	2014
Net earned premiums	$536	$548	$556
Net investment income	767	704	700
Net operating income (loss)	20	(314)	(69)
Net realized investment gains, after tax	16	8	7
Net income (loss)	36	(306)	(62)
In 2015, we recognized a $198 million after-tax charge relating to a premium deficiency and claim reserve strengthening. The December 31, 2015 GPV indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was affected by the write off of the entire long term care deferred acquisition cost of $289 million and an increase to active life reserves of $7 million. Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the operating results of our long term care business in 2016 reflect the variance between actual experience and the expected results contemplated in our best estimate reserves. In 2015, results of our long term care business reflected variances between actual experience and actuarial assumptions that were locked-in at policy issuance. As a result of the reserve assumption unlocking, the 2016 and 2015 results are not comparable.
2016
Net operating income of $20 million was driven by a favorable release of claim reserves resulting from the annual claims experience study and higher net investment income due to an increase in the invested asset base. The long term care results were generally in line with expectations, as the impact of favorable morbidity was partially offset by unfavorable persistency.

The following table summarizes policyholder reserves for Life & Group Non-Core.

December 31, 2016
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,426	$8,654	$11,080
Structured settlement annuities	565	—	565
Other	17	—	17
Total	3,008	8,654	11,662
Shadow adjustments (1)	101	1,459	1,560
Ceded reserves (2)	249	213	462
Total gross reserves	$3,358	$10,326	$13,684

December 31, 2015
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,229	$8,335	$10,564
Structured settlement annuities	581	—	581
Other	21	—	21
Total	2,831	8,335	11,166
Shadow adjustments (1)	99	1,610	1,709
Ceded reserves (2)	290	207	497
Total gross reserves	$3,220	$10,152	$13,372
(1) To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).
(2) Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.
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
The following table summarizes the results of operations for the Corporate & Other Non-Core segment, including intersegment eliminations.

Years ended December 31
(In millions)	2016	2015	2014
Net investment income	$16	$17	$23
Interest expense	155	154	182
Net operating loss	(178)	(137)	(92)
Net realized investment (losses) gains, after tax	(1)	8	12
Net loss	(179)	(129)	(80)
2016 Compared with 2015
Net operating loss increased $41 million in 2016 as compared with 2015. Results in both periods were negatively affected by after-tax charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer. The Loss Portfolio Transfer drove $18 million of the year over year change. This is further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other Non-Core.

December 31
(In millions)	2016	2015
Gross case reserves	$1,524	$1,521
Gross IBNR reserves	1,090	1,123
Total gross carried claim and claim adjustment expense reserves	$2,614	$2,644
Net case reserves	$94	$130
Net IBNR reserves	136	153
Total net carried claim and claim adjustment expense reserves	$230	$283
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

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Fixed maturity securities:
Taxable	$1,414	$1,375	$1,399
Tax-Exempt	405	376	404
Total fixed maturity securities	1,819	1,751	1,803
Limited partnership investments	155	92	263
Other, net of investment expense	14	(3)	1
Net investment income	$1,988	$1,840	$2,067
Net investment income, after tax	$1,427	$1,329	$1,473

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.7%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.5%	3.4%	3.5%
Net investment income, after tax, increased $98 million in 2016 as compared with 2015. The increase was driven by limited partnership investments, which returned 6.3% in 2016 as compared with 3.0% in the prior year. Income from fixed maturity securities, after tax, increased $44 million primarily due to an increase in the invested asset base and a charge in 2015 related to a change in estimate effected by a change in accounting principle.
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

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Fixed maturity securities:
Corporate and other bonds	$31	$(55)	$67
States, municipalities and political subdivisions	29	(22)	(7)
Asset-backed	(2)	10	(21)
Foreign government	3	1	2
U.S. Treasury and obligations of government-sponsored enterprises	5	—	—
Total fixed maturity securities	66	(66)	41
Equity securities	(5)	(23)	1
Derivative securities	(2)	10	(1)
Short term investments and other	(9)	12	16
Net realized investment gains (losses)	50	(67)	57
Income tax (expense) benefit on net realized investment gains (losses)	(15)	31	(18)
Net realized investment gains (losses), after tax	$35	$(36)	$39
Net realized investment results, after tax, increased $71 million for 2016 as compared with 2015, driven by lower OTTI losses recognized in earnings and higher net realized investment gains on sales of securities. Net realized investment results, after tax, decreased $75 million for 2015 as compared with 2014, driven by higher OTTI losses recognized in earnings and lower net realized investment gains on sales of securities.
Further information on our realized gains and losses, including our OTTI losses and derivative gains (losses), as well as our impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2016		2015
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,212	$32	$3,910	$101
AAA	1,881	110	1,938	123
AA	8,911	750	8,919	900
A	9,866	832	10,044	904
BBB	12,802	664	11,595	307
Non-investment grade	3,233	156	3,166	(16)
Total	$40,905	$2,544	$39,572	$2,319
As of December 31, 2016 and 2015, only 2% and 1% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,033	$44
AAA	363	9
AA	744	20
A	851	22
BBB	2,791	74
Non-investment grade	766	23
Total	$7,548	$192
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2016
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$125	$2
Due after one year through five years	909	12
Due after five years through ten years	4,775	109
Due after ten years	1,739	69
Total	$7,548	$192

Duration
A primary objective in the management of the investment portfolio is to optimize return relative to corresponding liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions and domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector.
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

December 31	2016		2015
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,724	8.7	$14,879	9.6
Other interest sensitive investments	26,669	4.6	26,435	4.3
Total	$42,393	6.1	$41,314	6.2
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

December 31
(In millions)	2016	2015
Short term investments:
Commercial paper	$733	$998
U.S. Treasury securities	433	411
Money market funds	44	60
Other	197	191
Total short term investments	$1,407	$1,660

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2016, net cash provided by operating activities was $1,416 million as compared with $1,387 million and $1,440 million for 2015 and 2014, respectively. In 2016, cash provided by operating activities reflected lower income taxes paid and increased receipts relating to returns on limited partnerships offset by higher net claim and expense payments. Operating cash flows in 2015 reflected lower premiums collected and decreased receipts relating to returns on limited partnerships offset by lower net claim payments. Operating cash flows in 2014 reflected increased receipts relating to returns on limited partnerships and lower net claim payments, substantially offset by increased income tax payments.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $846 million for 2016, as compared with $372 million and $918 million for 2015 and 2014. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
Net cash used by financing activities was $673 million, $807 million and $519 million for 2016, 2015 and 2014. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of our 6.50% senior notes due August 15, 2016.
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
CCC paid dividends of $765 million, $900 million and $650 million to CNAF during 2016, 2015 and 2014.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

Common Stock Dividends
Dividends of $3.00 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid in 2016. On February 3, 2017, our Board of Directors declared a quarterly dividend of $0.25 per share and a special dividend of $2.00 per share, payable March 8, 2017 to stockholders of record on February 20, 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2016
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,519	$153	$781	$1,082	$1,503
Lease obligations	426	48	67	67	244
Claim and claim adjustment expense reserves (b)	24,005	5,114	6,551	3,173	9,167
Future policy benefits reserves (c)	31,133	(422)	(196)	499	31,252
Total (d), (e)	$59,083	$4,893	$7,203	$4,821	$42,166

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2016. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefits reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2016. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Does not include expected estimated contribution of $15 million to our pension and postretirement plans in 2017.
(e) Does not include investment commitments of $530 million related to limited partnerships, privately placed debt securities and mortgage loans.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, E, F, H and I to the Consolidated Financial Statements included under Item 8.

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
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P. The table also includes the ratings for CNAF senior debt.

December 31, 2016	Insurance Financial Strength Ratings		Corporate Debt Ratings
	CCC Group	Western Surety Group	CNAF - Senior Debt
A.M. Best	A	A	bbb
Moody's	A3	Not rated	Baa2
S&P	A	A	BBB
A.M. Best, Moody’s and S&P each maintain a stable outlook on the Company.
CNA Insurance Company Limited is included within the CCC group as part of S&P’s rating. Hardy, through Syndicate 382, benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P with a stable outlook and A by A.M. Best with a stable outlook.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted as of January 1, 2016 and that will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.
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

Our forward-looking statements speak only as of the date of the filing of this Annual Report on Form 10-K and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

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
Discussions herein regarding market risk focus on only one element of market risk, which is price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors such as credit spreads. The fair value of our financial instruments is generally adversely affected when interest rates rise, equity markets decline or the dollar strengthens against foreign currency.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2016 and 2015 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2016 and 2015, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2016 and 2015, with all other variables held constant. Our equity holdings were assumed to be highly and positively correlated with the S&P 500 index.
The value of limited partnerships can be affected by changes in equity markets. A model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in the S&P 500 index. The result of the model allowed us to estimate the change in value of limited partnerships when equity markets decline by 10% and 25%, with all other variables held constant.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2016 and 2015, due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2016		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,958	$(1,148)	$(151)	$—
States, municipalities and political subdivisions	13,240	(1,004)	—	—
Asset-backed	8,138	(395)	—	—
U.S. Treasury and obligations of government-sponsored enterprises	93	(2)	—	—
Foreign government	445	(22)	(38)	—
Redeemable preferred stock	19	—	—	(1)
Total fixed maturity securities available-for-sale	40,893	(2,571)	(189)	(1)
Fixed maturity securities trading	12	—	—	—
Equity securities available-for-sale	110	(7)	(1)	(11)
Limited partnership investments	2,371	—	—	(95)
Other invested assets	36	—	(3)	—
Mortgage loans (1)	594	(30)	—	—
Short term investments	1,407	(1)	(9)	—
Total assets	45,423	(2,609)	(202)	(107)
Derivative financial instruments, included in Other liabilities	3	13	—	—
Total securities	$45,426	$(2,596)	$(202)	$(107)
Long term debt (1)	$2,952	$(137)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2015		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,757	$(1,051)	$(153)	$—
States, municipalities and political subdivisions	13,174	(1,137)	—	—
Asset-backed	8,190	(355)	(2)	—
U.S. Treasury and obligations of government-sponsored enterprises	67	(2)	—	—
Foreign government	346	(16)	(31)	—
Redeemable preferred stock	35	—	—	(1)
Total fixed maturity securities available-for-sale	39,569	(2,561)	(186)	(1)
Fixed maturity securities trading	3	—	—	—
Equity securities available-for-sale	197	(8)	(1)	(20)
Limited partnership investments	2,548	—	—	(115)
Other invested assets	44	—	—	—
Mortgage loans (1)	688	(31)	—	—
Short term investments	1,660	(2)	(5)	—
Total assets	44,709	(2,602)	(192)	(136)
Derivative financial instruments, included in Other liabilities	5	13	—	—
Total securities	$44,714	$(2,589)	$(192)	$(136)
Long term debt (1)	$2,433	$(117)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2016 and 2015, due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2016		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,958	$(1,720)	$(302)	$—
States, municipalities and political subdivisions	13,240	(1,506)	—	—
Asset-backed	8,138	(593)	—	—
U.S. Treasury and obligations of government-sponsored enterprises	93	(3)	—	—
Foreign government	445	(33)	(77)	—
Redeemable preferred stock	19	—	—	(2)
Total fixed maturity securities available-for-sale	40,893	(3,855)	(379)	(2)
Fixed maturity securities trading	12	—	—	—
Equity securities available-for-sale	110	(11)	(3)	(28)
Limited partnership investments	2,371	—	—	(237)
Other invested assets	36	—	(5)	—
Mortgage loans (1)	594	(45)	—	—
Short term investments	1,407	(2)	(17)	—
Total assets	45,423	(3,913)	(404)	(267)
Derivative financial instruments, included in Other liabilities	3	20	—	—
Total securities	$45,426	$(3,893)	$(404)	$(267)
Long term debt (1)	$2,952	$(205)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2015		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,757	$(1,575)	$(307)	$—
States, municipalities and political subdivisions	13,174	(1,707)	—	—
Asset-backed	8,190	(533)	(3)	—
U.S. Treasury and obligations of government-sponsored enterprises	67	(3)	—	—
Foreign government	346	(24)	(61)	—
Redeemable preferred stock	35	(1)	—	(4)
Total fixed maturity securities available-for-sale	39,569	(3,843)	(371)	(4)
Fixed maturity securities trading	3	—	—	—
Equity securities available-for-sale	197	(11)	(3)	(49)
Limited partnership investments	2,548	—	—	(287)
Other invested assets	44	—	—	—
Mortgage loans (1)	688	(47)	—	—
Short term investments	1,660	(3)	(9)	—
Total assets	44,709	(3,904)	(383)	(340)
Derivative financial instruments, included in Other liabilities	5	20	—	—
Total securities	$44,714	$(3,884)	$(383)	$(340)
Long term debt (1)	$2,433	$(175)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2016	2015	2014
Revenues
Net earned premiums	$6,924	$6,921	$7,212
Net investment income	1,988	1,840	2,067
Net realized investment gains (losses):
Other-than-temporary impairment losses	(81)	(156)	(77)
Other net realized investment gains	131	89	134
Net realized investment gains (losses)	50	(67)	57
Other revenues	404	407	356
Total revenues	9,366	9,101	9,692
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,283	5,384	5,591
Amortization of deferred acquisition costs	1,235	1,540	1,317
Other operating expenses	1,552	1,473	1,394
Interest	159	155	183
Total claims, benefits and expenses	8,229	8,552	8,485
Income from continuing operations before income tax	1,137	549	1,207
Income tax expense	(278)	(70)	(319)
Income from continuing operations	859	479	888
Loss from discontinued operations, net of income tax benefit of $-, $- and $34	—	—	(197)
Net income	$859	$479	$691

Basic Earnings Per Share
Income from continuing operations	$3.18	$1.77	$3.29
Loss from discontinued operations	—	—	(0.73)
Basic earnings per share	$3.18	$1.77	$2.56

Diluted Earnings Per Share
Income from continuing operations	$3.17	$1.77	$3.28
Loss from discontinued operations	—	—	(0.73)
Diluted earnings per share	$3.17	$1.77	$2.55

Dividends declared per share	$3.00	$3.00	$2.00

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.4	270.2	269.9
Diluted	271.1	270.7	270.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2016	2015	2014
Comprehensive Income
Net income	$859	$479	$691
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	3	(9)	15
Net unrealized gains on other investments	252	(552)	267
Net unrealized gains on investments	255	(561)	282
Net unrealized losses on discontinued operations	—	—	(22)
Foreign currency translation adjustment	(114)	(139)	(95)
Pension and postretirement benefits	1	(15)	(207)
Other comprehensive income (loss), net of tax	142	(715)	(42)
Total comprehensive income (loss)	$1,001	$(236)	$649
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2016	2015
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,361 and $37,253)	$40,905	$39,572
Equity securities at fair value (cost of $106 and $191)	110	197
Limited partnership investments	2,371	2,548
Other invested assets	36	44
Mortgage loans	591	678
Short term investments	1,407	1,660
Total investments	45,420	44,699
Cash	271	387
Reinsurance receivables (less allowance for uncollectible receivables of $37 and $38)	4,416	4,453
Insurance receivables (less allowance for uncollectible receivables of $46 and $51)	2,209	2,078
Accrued investment income	405	404
Deferred acquisition costs	600	598
Deferred income taxes	379	638
Property and equipment at cost (less accumulated depreciation of $254 and $382)	310	343
Goodwill	145	150
Other assets	1,078	1,295
Total assets	$55,233	$55,045
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,343	$22,663
Unearned premiums	3,762	3,671
Future policy benefits	10,326	10,152
Short term debt	—	350
Long term debt	2,710	2,210
Other liabilities (includes $50 and $82 due to Loews Corporation)	4,123	4,243
Total liabilities	43,264	43,289
Commitments and contingencies (Notes B, F and L)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,495,998 and 270,274,361 shares outstanding)	683	683
Additional paid-in capital	2,173	2,153
Retained earnings	9,359	9,313
Accumulated other comprehensive income	(173)	(315)
Treasury stock (2,544,245 and 2,765,882 shares), at cost	(73)	(78)
Total stockholders’ equity	11,969	11,756
Total liabilities and stockholders' equity	$55,233	$55,045
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$859	$479	$691
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on sale of subsidiaries	—	—	251
Deferred income tax expense (benefit)	136	(150)	3
Trading portfolio activity	(9)	17	16
Net realized investment (gains) losses	(50)	67	(60)
Equity method investees	238	195	83
Net amortization of investments	(27)	17	3
Depreciation and amortization	77	84	83
Changes in:
Receivables, net	(130)	82	731
Accrued investment income	(3)	(1)	—
Deferred acquisition costs	(8)	311	44
Insurance reserves	237	241	(363)
Other assets	(95)	(79)	(48)
Other liabilities	162	126	(48)
Other, net	29	(2)	54
Total adjustments	557	908	749
Net cash flows provided by operating activities	1,416	1,387	1,440
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	5,328	4,390	4,914
Fixed maturity securities - maturities, calls and redemptions	3,219	4,095	3,983
Equity securities	81	57	31
Limited partnerships	290	174	167
Mortgage loans	207	26	57
Purchases:
Fixed maturity securities	(9,827)	(8,675)	(9,365)
Equity securities	—	(62)	(67)
Limited partnerships	(252)	(188)	(271)
Mortgage loans	(120)	(123)	(137)
Change in other investments	7	4	15
Change in short term investments	258	34	(388)
Purchases of property and equipment	(146)	(125)	(71)
Disposals of property and equipment	107	—	—
Proceeds from sale of subsidiaries	—	—	198
Other, net	2	21	16
Net cash flows (used) by investing activities	$(846)	$(372)	$(918)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2016	2015	2014
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(813)	$(811)	$(541)
Proceeds from the issuance of debt	498	—	546
Repayment of debt	(358)	—	(549)
Other, net	—	4	25
Net cash flows (used) by financing activities	(673)	(807)	(519)
Effect of foreign exchange rate changes on cash	(13)	(11)	(8)
Net change in cash	(116)	197	(5)
Cash, beginning of year	387	190	195
Cash, end of year	$271	$387	$190
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2016	2015	2014
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,153	2,151	2,145
Stock-based compensation	20	2	6
Balance, end of year	2,173	2,153	2,151
Retained Earnings
Balance, beginning of year	9,313	9,645	9,495
Dividends paid to common stockholders	(813)	(811)	(541)
Net income	859	479	691
Balance, end of year	9,359	9,313	9,645
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(315)	400	442
Other comprehensive income (loss)	142	(715)	(42)
Balance, end of year	(173)	(315)	400
Treasury Stock
Balance, beginning of year	(78)	(84)	(91)
Stock-based compensation	5	6	7
Balance, end of year	(73)	(78)	(84)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	—	(1)	(23)
Decrease in notes receivable for common stock	—	1	22
Balance, end of year	—	—	(1)
Total stockholders' equity	$11,969	$11,756	$12,794
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2016.
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
Sale of Continental Assurance Company (CAC)
On August 1, 2014, the Company completed the sale of CAC. The business sold, which was previously reported within the Life & Group Non-Core segment, is reported as discontinued operations. The Company elected to include CAC cash flow activity in the comparative Consolidated Statements of Cash Flow. Further information related to the sale of CAC is provided in Note P to the Consolidated Financial Statements.
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
Insurance Operations
Premiums: Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are principally earned ratably over the duration of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to losses under high deductible policies, and are presented at unpaid balances, net of an allowance for uncollectible receivables. Amounts are considered past due based on policy payment terms. The allowance is determined based on periodic evaluations of aged receivables, management's experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.
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

Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP), workers' compensation lifetime claims and long term care claims, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported (IBNR) losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion and $1.2 billion as of December 31, 2016 and 2015. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from to 5.5% to 8.0% as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the discounted reserves for unfunded structured settlements were $544 million and $560 million, net of discount of $841 million and $880 million. For the years ended December 31, 2016, 2015 and 2014, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $42 million, $42 million and $43 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2016 and 2015, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2016 and 2015, the discounted reserves for workers’ compensation lifetime claim reserves were $371 million and $396 million, net of discount of $202 million and $218 million. For the years ended December 31, 2016, 2015 and 2014 the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $17 million, $20 million and $22 million, respectively.
Long term care claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Long term care claim reserves are discounted at interest rates ranging from 4.5% to 6.8% as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, such discounted reserves totaled $2.2 billion and $2.2 billion, net of discount of $529 million and $435 million.
Future policy benefits reserves: Future policy benefits reserves represent the active life reserves related to the Company's long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, discount rate and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue, policy duration and gender. The initial assumptions are determined at issuance, include a margin for adverse deviation and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefits reserves are adjusted. The December 31, 2015 gross premium valuation (GPV) indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was affected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. As a result, the long term care active life reserves carried as of December 31, 2015 represent management’s best estimate assumptions at that date with no margin for adverse deviation. The December 31, 2016 GPV indicated the carried reserves were sufficient, therefore there was no unlocking of assumptions. Interest rates for long term care active life reserves range from 6.6% to 7.0% as of December 31, 2016 and 2015.

Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the liability balances were $125 million and $129 million.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 3% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
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
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $3 million recorded as deposit assets as of December 31, 2016 and 2015, and $6 million and $8 million recorded as deposit liabilities as of December 31, 2016 and 2015. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In any period in which there is a gain position and a revised estimate of claim and allocated claim adjustment expenses, a portion of the deferred gain is cumulatively recognized in earnings as if the revised estimate was available at the inception date of the loss portfolio transfer.

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
The Company accounts for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value estimated through the Company's internal valuation process, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Operations.
In December 2016, the Company reached agreement on terms to sell the entire portfolio of life settlement contracts to a third party. The Company expects to consummate this transaction in 2017. As a result, the portfolio, which is included within Life & Group Non-Core segment, was determined to be held for sale as of December 31, 2016. Therefore, the contracts were measured at the lower of the carrying amount or the fair value per the agreed terms. This resulted in a $10 million loss recognized within Net realized investment gains. The fair value of the Company's investments in life settlement contracts were $58 million and $74 million as of December 31, 2016 and 2015, and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.
The following table details the values for life settlement contracts. The determination of fair value is discussed in Note C to the Consolidated Financial Statements.

December 31, 2016	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts (In millions)	Face Amount of Life Insurance Policies (In millions)
Estimated settlements during:
2017	63	$10	$34
2018	55	8	30
2019	49	7	26
2020	43	6	23
2021	36	4	19
Thereafter	280	23	153
Total	526	$58	$285
The Company uses an actuarial model to estimate the aggregate face amount of life insurance that are expected to settle in each future year and the corresponding fair value. This model projects the likelihood of the insured's death for each inforce policy based upon the Company's estimated mortality rates, which may vary due to the relatively small size of the portfolio of life settlement contracts. The number of life settlement contracts presented in the table above is based upon the average face amount of inforce policies estimated to settle in each future year.

The increase in fair value recognized in Other revenues for the years ended December 31, 2016, 2015 and 2014 on contracts still held at each respective period-end was $7 million, $1 million and $8 million. The gains recognized during the years ended December 31, 2016, 2015 and 2014 on contracts that settled were $8 million, $24 million and $25 million.
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
The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Operations. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield. In 2015 the Company changed its accounting principle as previously the amortization of premiums was to maturity. This change in estimate effected by a change in accounting principle was adopted in the fourth quarter of 2015 and decreased Net investment income and the amortized cost of fixed maturity securities by $39 million in the Consolidated Statement of Operations for the year-ended December 31, 2015 and the Consolidated Balance Sheet as of December 31, 2015. The $39 million decrease to Net investment income included a $22 million cumulative adjustment relating to prior periods. The total adjustment decreased Basic and Diluted earnings per share by $0.09 for the year ended December 31, 2015.
To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, decreased $97 million and $177 million for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by Shadow Adjustments of $1,014 million and $1,111 million.
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

Other invested assets include overseas deposits and Federal Home Loan Bank of Chicago (FHLBC) stock. FHLBC stock is carried at fair value. Overseas deposits are valued using the net asset value per share (or equivalent) practical expedient. They are primarily short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These funds are required of Lloyd's syndicates to protect policyholders in overseas markets and may be denominated in local currency.
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
In the normal course of investing activities, the Company enters into relationships with variable interest entities (VIEs), as both an investor in limited partnerships and asset-backed securities issued by third-party VIEs. The Company is not the primary beneficiary of these VIEs, and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the relative power and benefits of the Company and our venture partners. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Company’s Consolidated Balance Sheets and any unfunded commitments.
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
The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered by the Impairment Committee include (a) the financial condition and near-term and long-term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is significantly less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income. In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income to be recognized as an OTTI loss in earnings. The Company performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches.

The Company applies the same impairment model as described above for the majority of its non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific outlook.
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
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits and actuarial gains and losses are recognized in the year in which the changes occur through Other comprehensive income. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized in the Consolidated Statements of Operations. The vested benefit obligation for the CNA Retirement Plan is determined based on eligible compensation and accrued service for previously entitled employees. Effective June 30, 2015, future benefit accruals under the CNA Retirement Plan were eliminated and the benefit obligations were frozen.
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies or cancels primarily on a straight-line basis over the requisite service period, generally three to four years.
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains (losses) of $(9) million, $(11) million and $(25) million were included in determining Net income (loss) for the years ended December 31, 2016, 2015 and 2014.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Furniture and fixtures are depreciated over seven years. Office equipment is depreciated over five years. The estimated lives for data processing equipment and software generally range from three to five years, but can be as long as ten years. Leasehold improvements are depreciated over the corresponding lease terms not to exceed the underlying asset life. The Company's previously owned building and related capital improvements were depreciated over periods not to exceed fifty years.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. Goodwill in the International segment may change from period to period as a result of foreign currency translation.

Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2016, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in a goodwill impairment.
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
For the years ended December 31, 2016, 2015 and 2014, approximately 678 thousand, 534 thousand and 675 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 102 thousand, 106 thousand and 170 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $157 million, $152 million and $179 million for the years ended December 31, 2016, 2015 and 2014. Cash payments made for income taxes were $170 million, $310 million and $313 million for the years ended December 31, 2016, 2015 and 2014.
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
In May 2015, the FASB issued ASU No. 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company has adopted the change in disclosure requirements for short-duration contracts.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The updated accounting guidance removes the requirement to categorize assets measured at fair value utilizing the net asset value per share (or equivalent) practical expedient within the fair value hierarchy. As of January 1, 2016, the Company adopted the updated accounting guidance retrospectively. The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value. The impact of adopting the new accounting standard resulted in excluding overseas deposits of $31 million and $27 million and limited partnership investments held within the pension plan of $876 million and $935 million from the fair value level disclosures as of December 31, 2016 and December 31, 2015.

Accounting Standards Pending Adoption
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in an amount that reflects the consideration the entity is entitled to receive for the transfer of the promised goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. The Company has not made a decision on the method of adoption and is currently evaluating the effect the updated guidance will have on the Company’s financial statements.  While the Company anticipates some changes to revenue recognition for certain of our warranty products and services, we do not currently believe ASU 2014-09 will have a material effect on our Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leases, including those historically accounted for as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statements, but anticipates the primary change to be the recognition of excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income and the related cash flows classified within operating activities.
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

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Fixed maturity securities	$1,819	$1,751	$1,803
Equity securities	10	12	12
Limited partnership investments	155	92	263
Mortgage loans	41	33	31
Short term investments	8	6	3
Trading portfolio	10	8	10
Other	4	1	3
Gross investment income	2,047	1,903	2,125
Investment expense	(59)	(63)	(58)
Net investment income	$1,988	$1,840	$2,067
As of December 31, 2016, the Company held no non-income producing fixed maturity securities. As of December 31, 2015, the Company held $54 million of non-income producing fixed maturity securities. As of December 31, 2016 and 2015, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$204	$131	$170
Gross realized losses	(138)	(197)	(129)
Net realized investment gains (losses) on fixed maturity securities	66	(66)	41
Equity securities:
Gross realized gains	5	2	8
Gross realized losses	(10)	(25)	(7)
Net realized investment gains (losses) on equity securities	(5)	(23)	1
Derivatives	(2)	10	(1)
Short term investments and other	(9)	12	16
Net realized investment gains (losses)	$50	$(67)	$57

Net change in unrealized gains on investments is presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Net change in unrealized gains on investments:
Fixed maturity securities	$225	$(1,114)	$1,511
Equity securities	(2)	(6)	6
Other	1	1	—
Total net change in unrealized gains on investments	$224	$(1,119)	$1,517
The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Fixed maturity securities available-for-sale:
Corporate and other bonds	$59	$104	$18
States, municipalities and political subdivisions	—	18	46
Asset-backed:
Residential mortgage-backed	10	8	5
Other asset-backed	3	1	1
Total asset-backed	13	9	6
Total fixed maturity securities available-for-sale	72	131	70
Equity securities available-for-sale -- Common stock	9	25	7
OTTI losses recognized in earnings	$81	$156	$77

The following tables present a summary of fixed maturity and equity securities.

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040	—
Other asset-backed	1,022	8	5	1,025	—
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10	—	93	—
Foreign government	435	13	3	445	—
Redeemable preferred stock	18	1	—	19	—
Total fixed maturity securities available-for-sale	38,349	2,736	192	40,893	$(45)
Total fixed maturity securities trading	12			12
Equity securities available-for-sale:
Common stock	13	6	—	19
Preferred stock	93	2	4	91
Total equity securities available-for-sale	106	8	4	110
Total	$38,467	$2,744	$196	$41,015

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,080	$1,019	$342	$17,757	$—
States, municipalities and political subdivisions	11,729	1,453	8	13,174	(4)
Asset-backed:
Residential mortgage-backed	4,935	154	17	5,072	(37)
Commercial mortgage-backed	2,154	55	12	2,197	—
Other asset-backed	923	6	8	921	—
Total asset-backed	8,012	215	37	8,190	(37)
U.S. Treasury and obligations of government-sponsored enterprises	62	5	—	67	—
Foreign government	334	13	1	346	—
Redeemable preferred stock	33	2	—	35	—
Total fixed maturity securities available-for-sale	37,250	2,707	388	39,569	$(41)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	46	3	1	48
Preferred stock	145	7	3	149
Total equity securities available-for-sale	191	10	4	197
Total	$37,444	$2,717	$392	$39,769

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24	—	422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5	—	—	—	5	—
Foreign government	108	3	—	—	108	3
Redeemable preferred stock	—	—	—	—	—	—
Total fixed maturity securities available-for-sale	6,977	167	571	25	7,548	192
Equity securities available-for-sale -- Preferred stock	12	—	13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,882	$302	$162	$40	$5,044	$342
States, municipalities and political subdivisions	338	8	75	—	413	8
Asset-backed:
Residential mortgage-backed	963	9	164	8	1,127	17
Commercial mortgage-backed	652	10	96	2	748	12
Other asset-backed	552	8	5	—	557	8
Total asset-backed	2,167	27	265	10	2,432	37
U.S. Treasury and obligations of government-sponsored enterprises	4	—	—	—	4	—
Foreign government	54	1	—	—	54	1
Redeemable preferred stock	3	—	—	—	3	—
Total fixed maturity securities available-for-sale	7,448	338	502	50	7,950	388
Equity securities available-for-sale:
Common Stock	3	1	—	—	3	1
Preferred stock	13	3	—	—	13	3
Total equity securities available-for-sale	16	4	—	—	16	4
Total	$7,464	$342	$502	$50	$7,966	$392

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2016 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of December 31, 2016.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of December 31, 2016, 2015 and 2014 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Years ended December 31
(In millions)	2016	2015	2014
Beginning balance of credit losses on fixed maturity securities	$53	$62	$74
Reductions for securities sold during the period	(16)	(9)	(9)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	(1)	—	(3)
Ending balance of credit losses on fixed maturity securities	$36	$53	$62
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2016		2015
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,779	$1,828	$1,574	$1,595
Due after one year through five years	7,566	7,955	7,721	8,070
Due after five years through ten years	15,892	16,332	14,652	14,915
Due after ten years	13,112	14,778	13,303	14,989
Total	$38,349	$40,893	$37,250	$39,569
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2016 and 2015 was $2,371 million and $2,548 million, which includes undistributed earnings of $523 million and $687 million. Limited partnerships comprising 60% of the total carrying value are reported on a current basis through December 31, 2016 with no reporting lag, 18% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 68% and 70% of the carrying value as of December 31, 2016 and 2015 employ hedge fund strategies. Limited partnerships comprising 27% and 26% of the carrying value as of December 31, 2016 and 2015 were invested in private debt and equity and the remainder were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 55% were equity related, 26% pursued a multi-strategy approach, 17% were focused on distressed investments and 2% were fixed income related as of December 31, 2016.

The ten largest limited partnership positions held totaled $1,168 million and $1,221 million as of December 31, 2016 and 2015. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 4% and 3% of the aggregate partnership equity as of December 31, 2016 and 2015, and the related income reflected on the Consolidated Statements of Operations represents approximately 4%, 3% and 4% of the changes in aggregate partnership equity for the years ended December 31, 2016, 2015 and 2014.
While the Company generally does not invest in highly leveraged partnerships, there are risks inherent in limited partnership investments which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheet. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2016 and 2015.
There was no cash collateral provided by the Company as of December 31, 2016 or 2015. There was no cash collateral received from counterparties held as of December 31, 2016 or 2015.
The Company holds an embedded derivative on funds withheld liability with a notional value of $174 million and $179 million as of December 31, 2016 and 2015 and a fair value of $3 million and $5 million as of December 31, 2016 and 2015. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets.
Commercial Mortgage Loans
Risks related to the recoverability of loan balances include declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. As of December 31, 2016 and 2015, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.

Investment Commitments
As of December 31, 2016, the Company had committed approximately $380 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of December 31, 2016, the Company had mortgage loan commitments of $20 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of December 31, 2016, the Company had commitments to purchase or fund additional amounts of $130 million and sell $121 million under the terms of such securities.
Investments on Deposit
Securities with carrying values of approximately $2.3 billion and $2.8 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2016 and 2015.
Cash and securities with carrying values of approximately $514 million and $364 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2016 and 2015. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $261 million and $263 million as of December 31, 2016 and 2015.

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
The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include i) the review of pricing service methodologies or broker pricing qualifications, ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria, iv) deep dives, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities and v) pricing validation, where prices received are compared to prices independently estimated by the Company.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

December 31, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$18,840	$130	$18,970
States, municipalities and political subdivisions	—	13,239	1	13,240
Asset-backed:
Residential mortgage-backed	—	4,944	129	5,073
Commercial mortgage-backed	—	2,027	13	2,040
Other asset-backed	—	968	57	1,025
Total asset-backed	—	7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	93	—	—	93
Foreign government	—	445	—	445
Redeemable preferred stock	19	—	—	19
Total fixed maturity securities	112	40,463	330	40,905
Equity securities	91	—	19	110
Other invested assets	—	5	—	5
Short term investments	475	853	—	1,328
Life settlement contracts, included in Other assets	—	—	58	58
Total assets	$678	$41,321	$407	$42,406
Liabilities
Other liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

December 31, 2015				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$17,592	$168	$17,760
States, municipalities and political subdivisions	—	13,172	2	13,174
Asset-backed:
Residential mortgage-backed	—	4,938	134	5,072
Commercial mortgage-backed	—	2,175	22	2,197
Other asset-backed	—	868	53	921
Total asset-backed	—	7,981	209	8,190
U.S. Treasury and obligations of government-sponsored enterprises	66	1	—	67
Foreign government	—	346	—	346
Redeemable preferred stock	35	—	—	35
Total fixed maturity securities	101	39,092	379	39,572
Equity securities	177	—	20	197
Other invested assets	—	17	—	17
Short term investments	448	1,134	—	1,582
Life settlement contracts, included in Other assets	—	—	74	74
Total assets	$726	$40,243	$473	$41,442
Liabilities
Other liabilities	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$1	$1	$163	$(36)	$(103)	$—	$(64)	$130	$—
States, municipalities and political subdivisions	2	—	—	—	—	(1)	—	—	1	—
Asset-backed:
Residential mortgage-backed	134	3	(5)	15	—	(14)	56	(60)	129	—
Commercial mortgage-backed	22	(1)	(1)	32	—	(17)	3	(25)	13	—
Other asset-backed	53	(2)	1	86	(25)	(1)	2	(57)	57	—
Total asset-backed	209	—	(5)	133	(25)	(32)	61	(142)	199	—
Total fixed maturity securities	379	1	(4)	296	(61)	(136)	61	(206)	330	—
Equity securities	20	(1)	—	—	—	—	—	—	19	(2)
Life settlement contracts	74	5	—	—	—	(21)	—	—	58	(3)
Total	$473	$5	$(4)	$296	$(61)	$(157)	$61	$(206)	$407	$(5)

Level 3 (In millions)	Balance as of January 1, 2015	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2015	Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2015 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$162	$(2)	$(3)	$65	$(13)	$(35)	$40	$(46)	$168	$(2)
States, municipalities and political subdivisions	94	1	—	—	—	(10)	—	(83)	2	—
Asset-backed:
Residential mortgage-backed	189	5	(3)	81	—	(35)	14	(117)	134	—
Commercial mortgage-backed	83	7	(4)	23	—	(17)	17	(87)	22	—
Other asset-backed	655	3	3	130	(263)	(52)	7	(430)	53	—
Total asset-backed	927	15	(4)	234	(263)	(104)	38	(634)	209	—
Total fixed maturity securities	1,183	14	(7)	299	(276)	(149)	78	(763)	379	(2)
Equity securities	16	—	(1)	4	—	—	1	—	20	—
Life settlement contracts	82	25	—	—	—	(33)	—	—	74	1
Total	$1,281	$39	$(8)	$303	$(276)	$(182)	$79	$(763)	$473	$(1)

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities shown on the previous page may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the year ended December 31, 2016 there were no transfers between Level 1 and Level 2. There were $63 million of transfers from Level 2 to Level 1 and $52 million from Level 1 to Level 2 during the year ended December 31, 2015. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
As of December 31, 2016 and December 31, 2015, there were approximately $31 million and $27 million respectively of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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
Life Settlement Contracts
Historically, the fair values of life settlement contracts were determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as the Company's own assumptions for mortality, premium expense and the rate of return that a buyer would require on the contracts. As discussed in Note A, Summary of Significant Accounting Policies, because the Company has reached agreement on terms to sell the portfolio of life settlement contracts to a third party, the fair value was written down to reflect the value determined per the agreed terms of sale. Despite the pending sale, as there is not an active market for life settlement contracts, they have been classified as Level 3.
Derivative Financial Investments
Level 2 securities primarily include the embedded derivative on funds withheld liability. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities valued with observable inputs.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The valuation of life settlement contracts as of December 31, 2016 was based on the terms of the pending sale of the contracts to a third party, therefore the contracts are not included in the table below.

December 31, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$106	Discounted cash flow	Credit spread	2% - 40% (4%)

December 31, 2015	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$138	Discounted cash flow	Credit spread	3% - 184% (6%)
Life settlement contracts	74	Discounted cash flow	Discount rate risk premium	9%
			Mortality assumption	55% - 1676% (164%)
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

December 31, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$591	$—	$—	$594	$594
Liabilities
Long term debt	$2,710	$—	$2,952	$—	$2,952

December 31, 2015	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$678	$—	$—	$688	$688
Liabilities
Short term debt	$350	$—	$360	$—	$360
Long term debt	2,210	—	2,433	—	2,433
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
For the years ended December 31, 2016, 2015 and 2014, the Company paid $142 million, $256 million and $287 million to Loews related to federal income taxes.
For 2014 through 2016, the Internal Revenue Service (IRS) has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2016 and 2015, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2016, 2015 and 2014 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2016 or 2015.
The following table presents a reconciliation between the Company's federal income tax expense at statutory rates and the recorded income tax expense, excluding discontinued operations.

Years ended December 31
(In millions)	2016	2015	2014
Income tax expense at statutory rates	$(398)	$(192)	$(423)
Tax benefit from tax exempt income	124	123	119
Foreign taxes and credits	3	9	(6)
Other tax expense	(7)	(10)	(9)
Income tax expense	$(278)	$(70)	$(319)
Provision has not been made for the Company's investment in certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely. As of December 31, 2016, the Company has not provided deferred taxes of $1 million on $3 million of undistributed earnings related to a foreign subsidiary.
The following table presents the current and deferred components of the Company's income tax expense, excluding discontinued operations.

Years ended December 31
(In millions)	2016	2015	2014
Current tax expense	$(142)	$(220)	$(318)
Deferred tax benefit (expense)	(136)	150	(1)
Total income tax expense	$(278)	$(70)	$(319)
Total income tax presented above includes foreign tax expense of approximately $9 million, $14 million and $24 million related to income from continuing foreign operations of approximately $51 million, $71 million and $66 million for the years ended December 31, 2016, 2015 and 2014.

The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2016	2015
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$125	$178
Unearned premium reserves	206	230
Receivables	27	29
Employee benefits	272	281
Life settlement contracts	56	48
Deferred retroactive reinsurance benefit	117	84
Investment valuation differences	—	29
Other assets	148	142
Gross deferred tax assets	951	1,021
Deferred Tax Liabilities:
Investment valuation differences	57	—
Deferred acquisition costs	120	117
Net unrealized gains	309	202
Other liabilities	86	64
Gross deferred tax liabilities	572	383
Net deferred tax asset	$379	$638
As of December 31, 2016, the CNA Tax Group had no loss carryforwards or tax credit carryforwards.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2016 or 2015.

Note E. Claim and Claim Adjustment Expense Reserves
The Company's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including IBNR claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions, including inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $165 million, $141 million and $156 million for the years ended December 31, 2016, 2015 and 2014. Catastrophe losses in 2016 related primarily to U.S. weather-related events and the Fort McMurray wildfires.
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter. In developing the loss reserve estimates for property and casualty contracts, we generally project ultimate losses using several common actuarial methods as listed below. We review the various indications from the various methods and apply judgment to select an actuarial point estimate. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Further, the Company does not establish case reserves for allocated loss adjustment expenses (ALAE), therefore all ALAE reserves are included in our estimate of IBNR. The most frequently utilized methods to project ultimate losses include the following:
•paid development;
•incurred development;
•loss ratio;
•Bornhuetter-Ferguson using premiums and paid loss;
•Bornhuetter-Ferguson using premiums and incurred loss;
•frequency times severity; and
•stochastic modeling.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses. The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method. The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses. The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of our products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we may not assign any weight to the paid and incurred development methods. We will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation.
Reserves for policyholder benefits for our Life & Group Non-Core segment, which primarily includes long term care, are based on actuarial assumptions which include estimates of morbidity, persistency, discount rates and expenses over the life of the contracts. Under GAAP, the best estimates of the actuarial assumptions at the date the contract was issued are locked-in throughout the life of the contract, unless a premium deficiency develops, which occurred in 2015. As a result, the Company updated the assumptions to represent management’s best estimates at the time of the premium deficiency and these revised assumptions are locked-in unless another premium deficiency is identified.
Certain claim liabilities are more difficult to estimate and have differing methodologies and considerations which are described below.
Our mass tort and A&EP reserving methodologies are similar as both are based on detailed account reviews of all large accounts with estimates based on ultimate payments considering the applicable law and coverage litigation. These reserves are subject to greater inherent variability than is typical of the remainder of the Company’s reserves due to, among other things, a general lack of sufficiently detailed data, expansion of the population being held responsible for these exposures and significant unresolved legal issues such as the existence of coverage and the definition of an occurrence.
Our actuarial reserve analyses result in point estimates. Each quarter, the results of detailed reserve reviews are summarized and discussed with our senior management to determine management's best estimate of reserves. Senior management considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, consideration of the factors cited above and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis.
The loss reserve development tables presented herein illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short duration insurance contracts for certain lines of business within our property & casualty segments. Not all lines of business or segments are presented based on their context to the Company's overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short duration contracts when the contracts are not expected to remain in force for an extended period of time. The Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims in each accident year as of the end of the stated calendar year. The Net Strengthening or (Releases) of Prior Accident Year Reserves tables, reading across, show the net increase or decrease in the cumulative net incurred accident year claim and allocated claim adjustment expenses during each stated calendar year and indicates whether the reserves for that accident year were strengthened or released.
The information in the tables is reported on a net basis after reinsurance and does not include unallocated claim and claim adjustment expenses or the effects of discounting. The information contained in the years preceding the current calendar year is unaudited. Information contained in the tables pertaining to our International segment has been presented at the year-end 2016 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within our International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.
In the loss reserve development tables, IBNR includes reserves for incurred but not reported losses and expected development on case reserves. The Company does not case reserve ALAE, therefore all ALAE reserves are also included in the estimate of IBNR.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group Non-Core segment.

As of or for the years ended December 31
(In millions)	2016	2015	2014
Reserves, beginning of year:
Gross	$22,663	$23,271	$24,089
Ceded	4,087	4,344	4,972
Net reserves, beginning of year	18,576	18,927	19,117
Change in net reserves due to acquisition (disposition) of subsidiaries	—	—	(13)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,025	4,934	5,043
Decrease in provision for insured events of prior years	(342)	(255)	(36)
Amortization of discount	175	166	161
Total net incurred (1)	4,858	4,845	5,168
Net payments attributable to:
Current year events	(967)	(856)	(945)
Prior year events	(4,167)	(4,089)	(4,355)
Total net payments	(5,134)	(4,945)	(5,300)
Foreign currency translation adjustment and other	(51)	(251)	(45)
Net reserves, end of year	18,249	18,576	18,927
Ceded reserves, end of year	4,094	4,087	4,344
Gross reserves, end of year	$22,343	$22,663	$23,271

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits, which are not reflected in the table above.

The following tables present the gross and net carried reserves.

December 31, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$1,871	$4,661	$632	$3,172	$1,524	$11,860
Gross IBNR Reserves	4,278	4,233	696	186	1,090	10,483
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,149	$8,894	$1,328	$3,358	$2,614	$22,343
Net Case Reserves	$1,681	$4,353	$548	$2,951	$94	$9,627
Net IBNR Reserves	3,723	3,952	653	158	136	8,622
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,404	$8,305	$1,201	$3,109	$230	$18,249

December 31, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core	Total
(In millions)
Gross Case Reserves	$2,011	$4,975	$622	$2,973	$1,521	$12,102
Gross IBNR Reserves	4,258	4,208	725	247	1,123	10,561
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,269	$9,183	$1,347	$3,220	$2,644	$22,663
Net Case Reserves	$1,810	$4,651	$531	$2,714	$130	$9,836
Net IBNR Reserves	3,758	3,925	688	216	153	8,740
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,568	$8,576	$1,219	$2,930	$283	$18,576

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

Year ended December 31, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(287)	$55	$(58)	$2	$(288)
Pretax (favorable) unfavorable premium development	(18)	(2)	(6)	—	(26)
Total pretax (favorable) unfavorable net prior year development	$(305)	$53	$(64)	$2	$(314)

Year ended December 31, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(141)	$(15)	$(54)	$—	$(210)
Pretax (favorable) unfavorable premium development	(11)	(15)	18	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(152)	$(30)	$(36)	$—	$(218)

Year ended December 31, 2014
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(136)	$176	$(59)	$(2)	$(21)
Pretax (favorable) unfavorable premium development	(13)	(20)	2	(1)	(32)
Total pretax (favorable) unfavorable net prior year development	$(149)	$156	$(57)	$(3)	$(53)
Favorable net prior year development of $45 million, $50 million and $14 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2016, 2015 and 2014. The favorable net prior year development for the year ended December 31, 2016 was driven by a reserve release resulting from the annual experience study of long term care claim reserves which indicated lower than expected claim severity.
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

Years ended December 31
(In millions)	2016	2015	2014
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(37)	$(43)	$39
Other Professional Liability and Management Liability	(130)	—	(87)
Surety	(63)	(69)	(82)
Warranty	4	(2)	(2)
Other	(61)	(27)	(4)
Total pretax (favorable) unfavorable development	$(287)	$(141)	$(136)
2016
Favorable development for medical professional liability was primarily due to lower than expected severities for individual healthcare professionals, allied facilities and hospitals in accident years 2011 and prior and better than expected severity in medical products liability in accident years 2010 through 2015. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected frequency and severity in accident years 2014 and 2015 in our aging services business.
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of claims in accident years 2010 through 2014 related to professional services and financial institutions. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014, higher management liability severities in accident year 2015, and deterioration on credit crises-related claims in accident year 2009.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2014 and prior.
Favorable development for other coverages provided to Specialty customers was due to better than expected claim frequency and claim severity in commercial lines coverages in accident years 2010 through 2015.
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
Specialty - Line of Business Composition
The table below provides the line of business composition of the net liability for unpaid claim and claim adjustment expenses for the Specialty segment.

As of December 31
(In millions)	2016
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,779
Other Professional Liability and Management Liability	3,063
Surety	394
Warranty	37
Other	131
Total net liability for unpaid claim and claim adjustment expenses	$5,404

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$448	$452	$444	$427	$395	$391	$390	$401	$399	$385	$9	12,122
2008		426	451	496	480	468	468	467	455	442	9	14,094
2009			462	469	494	506	480	471	463	432	12	15,573
2010				483	478	478	486	470	446	403	16	15,206
2011					486	492	507	533	501	491	23	17,428
2012						526	529	575	567	559	47	18,375
2013							534	540	560	567	95	19,565
2014								511	548	585	165	19,286
2015									480	539	278	16,798
2016										469	400	11,600
									Total	$4,872	$1,054
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$11	$68	$134	$201	$247	$296	$326	$352	$364	$365
2008		9	90	207	282	332	377	395	409	428
2009			9	75	180	278	328	353	377	396
2010				11	93	186	273	338	361	371
2011					18	121	225	315	379	407
2012						15	121	236	359	428
2013							18	121	259	364
2014								25	149	274
2015									22	105
2016										18
									Total	$3,156
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,716
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										30
Liability for unallocated claim adjustment expenses for accident years presented										33
Total net liability for unpaid claim and claim adjustment expenses										$1,779
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total
Accident Year
2007	$4	$(8)	$(17)	$(32)	$(4)	$(1)	$11	$(2)	$(14)	$(63)
2008		25	45	(16)	(12)	—	(1)	(12)	(13)	16
2009			7	25	12	(26)	(9)	(8)	(31)	(30)
2010				(5)	—	8	(16)	(24)	(43)	(80)
2011					6	15	26	(32)	(10)	5
2012						3	46	(8)	(8)	33
2013							6	20	7	33
2014								37	37	74
2015									59	59
Total net development for the accident years presented above							$63	$(29)	$(16)
Total net development for accident years prior to 2007							(24)	(14)	(21)
Total							$39	$(43)	$(37)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$804	$817	$806	$754	$734	$724	$704	$681	$662	$662	$13	16,011
2008		916	933	954	924	915	880	850	845	827	35	16,326
2009			829	873	903	898	891	900	895	903	50	17,263
2010				825	827	850	848	846	836	823	39	17,796
2011					876	904	933	948	944	910	107	18,620
2012						907	894	876	870	833	107	18,228
2013							844	841	879	840	137	17,324
2014								841	859	854	306	16,886
2015									847	851	478	16,391
2016										859	742	15,045
									Total	$8,362	$2,014
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$32	$162	$307	$397	$472	$524	$564	$585	$593	$614
2008		39	181	376	515	600	641	678	719	741
2009			37	195	358	550	638	719	769	798
2010				31	203	404	541	630	670	721
2011					71	313	502	604	682	726
2012						57	248	398	570	648
2013							51	240	426	583
2014								51	212	375
2015									48	209
2016										60
									Total	$5,475
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,887
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										104
Liability for unallocated claim adjustment expenses for accident years presented										72
Total net liability for unpaid claim and claim adjustment expenses										$3,063
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total
Accident Year
2007	$13	$(11)	$(52)	$(20)	$(10)	$(20)	$(23)	$(19)	$—	$(142)
2008		17	21	(30)	(9)	(35)	(30)	(5)	(18)	(89)
2009			44	30	(5)	(7)	9	(5)	8	74
2010				2	23	(2)	(2)	(10)	(13)	(2)
2011					28	29	15	(4)	(34)	34
2012						(13)	(18)	(6)	(37)	(74)
2013							(3)	38	(39)	(4)
2014								18	(5)	13
2015									4	4
Total net development for the accident years presented above							$(52)	$7	$(134)
Total net development for accident years prior to 2007							(35)	(7)	4
Total							$(87)	$—	$(130)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$98	$107	$81	$57	$59	$56	$51	$49	$49	$50	$—	6,270
2008		114	114	73	68	61	52	48	45	44	—	7,153
2009			114	114	103	85	68	59	52	53	1	6,654
2010				112	112	111	84	76	66	63	8	5,943
2011					120	121	116	87	75	70	9	5,760
2012						120	122	98	70	52	16	5,473
2013							120	121	115	106	24	4,890
2014								123	124	94	51	4,737
2015									131	131	100	4,279
2016										124	110	2,902
									Total	$787	$319
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$12	$30	$40	$45	$46	$46	$46	$48	$49	$50
2008		9	27	35	39	42	43	43	43	43
2009			13	24	34	41	43	45	46	47
2010				13	34	50	55	57	58	55
2011					19	42	55	58	60	60
2012						5	32	34	35	35
2013							16	40	69	78
2014								7	30	38
2015									7	26
2016										5
									Total	$437
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$350
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										16
Liability for unallocated claim adjustment expenses for accident years presented										28
Total net liability for unpaid claim and claim adjustment expenses										$394
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total
Accident Year
2007	$9	$(26)	$(24)	$2	$(3)	$(5)	$(2)	$—	$1	$(48)
2008		—	(41)	(5)	(7)	(9)	(4)	(3)	(1)	(70)
2009			—	(11)	(18)	(17)	(9)	(7)	1	(61)
2010				—	(1)	(27)	(8)	(10)	(3)	(49)
2011					1	(5)	(29)	(12)	(5)	(50)
2012						2	(24)	(28)	(18)	(68)
2013							1	(6)	(9)	(14)
2014								1	(30)	(29)
2015									—	—
Total net development for the accident years presented above							$(75)	$(65)	$(64)
Total net development for accident years prior to 2007							(7)	(4)	1
Total							$(82)	$(69)	$(63)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2016	2015	2014
Pretax (favorable) unfavorable development:
Commercial Auto	$(46)	$(22)	$31
General Liability	(28)	(33)	45
Workers' Compensation	150	80	139
Property and Other	(21)	(40)	(39)
Total pretax (favorable) unfavorable development	$55	$(15)	$176
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
Unfavorable development for workers' compensation was primarily due to higher than expected severity for Defense Base Act contractors that largely resulted from a reduction of expected future recoveries from the US Department of Labor under the War Hazard Act. Further unfavorable development was due to the impact of recent Florida court rulings for accident years 2008 through 2015. These were partially offset by favorable development related to lower than expected frequencies related to our ongoing Middle Market and Small Business results for accident years 2009 through 2014.
Favorable development for property and other was primarily due to better than expected loss frequency in accident years 2013 through 2015. This was partially offset by unfavorable development related to higher than expected severity from a fourth quarter 2015 catastrophe event.
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
Overall, unfavorable development for workers’ compensation was primarily due to increased medical severity in accident years 2010 and prior, higher than expected severity related to Defense Base Act contractors in accident years 2010 through 2013 and the recognition of losses related to favorable premium development in accident year 2013. Favorable development of $26 million was recorded in accident years 1996 and prior related to the commutation of a workers’ compensation reinsurance pool.
Favorable development for property and other first-party coverages was recorded in accident years 2013 and prior, primarily related to fewer claims than expected and favorable individual claim settlements.
Commercial - Line of Business Composition
The table below provides the line of business composition of the net liability for unpaid claim and claim adjustment expenses for the Commercial segment.

As of December 31
(In millions)	2016
Net Claim and claim adjustment expenses:
Commercial Auto	$424
General Liability	3,248
Workers' Compensation	4,306
Property and Other	327
Total net liability for claim and claim adjustment expenses	$8,305

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$348	$367	$368	$360	$355	$358	$356	$355	$354	$352	$—	67,473
2008		322	323	316	306	309	305	298	298	296	—	56,407
2009			287	272	274	278	281	277	275	272	—	47,325
2010				262	274	279	283	291	286	281	1	46,324
2011					262	273	279	293	290	285	5	46,676
2012						270	282	292	296	300	11	45,279
2013							242	259	257	241	20	38,513
2014								231	221	210	40	32,958
2015									199	197	65	29,714
2016										196	105	25,196
									Total	$2,630	$247
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$93	$185	$250	$295	$329	$340	$348	$349	$350	$351
2008		83	158	210	244	274	289	291	292	293
2009			72	128	188	229	257	269	270	270
2010				72	137	197	240	265	274	279
2011					78	141	193	241	264	275
2012						77	157	214	253	276
2013							73	132	164	195
2014								63	100	135
2015									52	95
2016										51
									Total	$2,220
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$410
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										4
Liability for unallocated claim adjustment expenses for accident years presented										10
Total net liability for unpaid claim and claim adjustment expenses										$424
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total
Accident Year
2007	$19	$1	$(8)	$(5)	$3	$(2)	$(1)	$(1)	$(2)	$4
2008		1	(7)	(10)	3	(4)	(7)	—	(2)	(26)
2009			(15)	2	4	3	(4)	(2)	(3)	(15)
2010				12	5	4	8	(5)	(5)	19
2011					11	6	14	(3)	(5)	23
2012						12	10	4	4	30
2013							17	(2)	(16)	(1)
2014								(10)	(11)	(21)
2015									(2)	(2)
Total net development for the accident years presented above							$37	$(19)	$(42)
Total net development for accident years prior to 2007							(6)	(3)	(4)
Total							$31	$(22)	$(46)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$774	$673	$678	$639	$610	$600	$559	$545	$548	$540	$28	53,553
2008		611	604	630	647	633	632	613	600	591	18	44,586
2009			591	637	634	633	629	623	619	622	16	43,955
2010				566	597	599	649	695	675	659	25	43,378
2011					537	534	564	610	611	621	41	38,101
2012						539	563	579	570	558	63	34,037
2013							615	645	634	643	142	32,897
2014								627	634	635	224	26,744
2015									573	574	330	21,687
2016										622	495	16,720
									Total	$6,065	$1,382
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$30	$130	$236	$328	$413	$458	$481	$492	$497	$504
2008		31	129	261	390	473	528	550	560	567
2009			33	112	270	392	486	532	557	584
2010				27	139	267	414	530	577	608
2011					27	135	253	389	484	534
2012						27	127	233	340	417
2013							33	135	257	377
2014								29	115	245
2015									31	132
2016										34
									Total	$4,002
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,063
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										1,130
Liability for unallocated claim adjustment expenses for accident years presented										55
Total net liability for unpaid claim and claim adjustment expenses										$3,248
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total
Accident Year
2007	$(101)	$5	$(39)	$(29)	$(10)	$(41)	$(14)	$3	$(8)	$(234)
2008		(7)	26	17	(14)	(1)	(19)	(13)	(9)	(20)
2009			46	(3)	(1)	(4)	(6)	(4)	3	31
2010				31	2	50	46	(20)	(16)	93
2011					(3)	30	46	1	10	84
2012						24	16	(9)	(12)	19
2013							30	(11)	9	28
2014								7	1	8
2015									1	1
Total net development for the accident years presented above							$99	$(46)	$(21)
Total net development for accident years prior to 2007							(54)	13	(7)
Total							$45	$(33)	$(28)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$568	$580	$596	$604	$603	$603	$604	$610	$608	$627	$32	71,049
2008		558	575	593	606	608	612	622	630	638	36	59,883
2009			583	587	594	596	600	611	617	625	46	51,111
2010				576	619	641	663	683	697	717	45	48,056
2011					593	628	637	648	642	666	52	44,571
2012						589	616	648	661	671	86	41,683
2013							528	563	584	610	121	38,102
2014								459	474	474	157	32,996
2015									416	426	206	31,296
2016										421	287	27,042
									Total	$5,875	$1,068
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$100	$246	$337	$390	$429	$471	$502	$522	$533	$535
2008		92	233	323	381	425	461	489	505	520
2009			88	223	315	381	435	468	495	516
2010				94	245	352	433	500	531	565
2011					97	245	353	432	471	515
2012						86	229	338	411	465
2013							79	211	297	366
2014								60	157	213
2015									50	130
2016										52
									Total	$3,877
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,998
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										2,334
Other (2)										(30)
Liability for unallocated claim adjustment expenses for accident years presented										4
Total net liability for unpaid claim and claim adjustment expenses										$4,306
(2) Other includes the effect of discounting lifetime claim reserves.
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total
Accident Year
2007	$12	$16	$8	$(1)	$—	$1	$6	$(2)	$19	$59
2008		17	18	13	2	4	10	8	8	80
2009			4	7	2	4	11	6	8	42
2010				43	22	22	20	14	20	141
2011					35	9	11	(6)	24	73
2012						27	32	13	10	82
2013							35	21	26	82
2014								15	—	15
2015									10	10
Total net development for the accident years presented above							$125	$69	$125
Adjustment for development on a discounted basis							1	(4)	1
Total net development for accident years prior to 2007							13	15	24
Total							$139	$80	$150
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2016	2015	2014
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(5)	$(9)	$(7)
Other Professional Liability	12	(16)	(26)
Liability	(30)	(17)	(13)
Property & Marine	(34)	(29)	(4)
Other	(1)	17	(9)
Total pretax (favorable) unfavorable development	$(58)	$(54)	$(59)
2016
Unfavorable development for other professional liability was primarily due to higher than expected large loss emergence in accident years 2011 through 2015 associated with our Commercial Institutions business, partially offset by favorable settlements on claims in accident years 2013 and prior.
Favorable development for liability was primarily due to favorable settlements on claims in accident years 2013 and prior related to our Canadian package business. Additional favorable development in accident years 2013 and 2015 was primarily due to lower than expected frequency of large losses related to our Europe business.
Favorable development for property and marine was due to better than expected severity on the December 2015 UK Floods and better than expected attritional losses and large loss experience on accident years 2013 through 2015 for Hardy business. Additional favorable development was due to a commutation of exposures in marine run-off classes on our Europe business.
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
International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2016
Net Claim and claim adjustment expenses:
International excluding Hardy	$881
Hardy	320
Total net liability for claim and claim adjustment expenses	$1,201

International - Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2016
(In millions, except reported claims data)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$204	$219	$213	$194	$181	$172	$164	$162	$160	$159	$4	27,149
2008		223	226	214	207	207	200	209	210	207	7	25,119
2009			249	245	247	247	234	231	222	213	13	21,362
2010				226	223	217	211	203	196	190	18	22,877
2011					259	260	253	233	223	216	14	25,361
2012						259	266	252	245	244	34	25,306
2013							281	282	275	256	56	23,999
2014								269	284	284	82	24,859
2015									282	297	107	22,873
2016										276	149	15,564
									Total	$2,342	$484
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$31	$99	$112	$124	$133	$140	$144	$148	$150	$152
2008		34	84	126	135	143	151	165	172	190
2009			38	90	119	134	149	159	170	181
2010				47	93	115	130	143	151	160
2011					44	111	133	146	159	171
2012						42	109	142	161	176
2013							49	109	135	152
2014								51	119	145
2015									55	130
2016										64
Total										$1,521
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$821
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007										38
Liability for unallocated claim adjustment expenses for accident years presented										22
Total net liability for unpaid claim and claim adjustment expenses										$881
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	Total (2)
Accident Year
2007	$15	$(6)	$(19)	$(13)	$(9)	$(8)	$(2)	$(2)	$(1)	$(45)
2008		3	(12)	(7)	—	(7)	9	1	(3)	(16)
2009			(4)	2	—	(13)	(3)	(9)	(9)	(36)
2010				(3)	(6)	(6)	(8)	(7)	(6)	(36)
2011					1	(7)	(20)	(10)	(7)	(43)
2012						7	(14)	(7)	(1)	(15)
2013							1	(7)	(19)	(25)
2014								15	—	15
2015									15	15
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2016 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 102 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31				Calendar Year				As of December 31, 2016
(In millions, except reported claims data)	Net Claim and Allocated Claim Adjustment Expense Reserves at Acquisition	Net Incurred Claim and Allocated Claim Adjustment Expenses in 2012(1)(2)	Total Acquired Net Claim and Allocated Claim Adjustment Expense Reserves and 2012 Incurreds	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative Number of Claims
Accident Year
2007	$5	$7	$12	$11	$16	$10	$15	$—	4,249
2008	18	(4)	14	11	12	13	13	—	4,234
2009	11	1	12	6	(4)	1	(2)	—	3,840
2010	46	(10)	36	46	50	44	50	—	4,495
2011	121	—	121	130	130	134	132	(2)	6,193
2012	33	69	102	102	110	117	110	(1)	6,758
2013				127	144	136	137	—	7,392
2014					182	180	174	7	7,656
2015						187	176	18	7,669
2016							225	101	5,274
						Total	$1,030	$123
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016
Accident Year
2007	$3	$14	$14	$14	$14
2008	3	14	10	10	11
2009	1	(2)	(4)	(4)	(4)
2010	19	34	41	43	45
2011	29	80	119	123	127
2012	14	78	98	107	104
2013		37	100	119	125
2014			55	121	139
2015				29	97
2016					62
Total					$720
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented					$310
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2007					3
Liability for unallocated claim adjustment expenses for accident years presented					7
Total net liability for unpaid claim and claim adjustment expenses					$320
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016	Total (3)
Accident Year
2007	$7	$(1)	$5	$(6)	$5	$10
2008	(4)	(3)	1	1	—	(5)
2009	1	(6)	(10)	5	(3)	(13)
2010	(10)	10	4	(6)	6	4
2011	—	9	—	4	(2)	11
2012		—	8	7	(7)	8
2013			17	(8)	1	10
2014				(2)	(6)	(8)
2015					(11)	(11)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Data presented for this calendar year is post-acquisition of Hardy.
(3) The amounts included in the loss reserve development tables above are presented at the year-end 2016 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 102 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below reconciles the net liability for unpaid claim and claim adjustment expenses for the property and casualty segments to the amount presented in the Consolidated Balance Sheets.

As of December 31
(In millions)	2016
Net liability for unpaid claim and claim adjustment expenses
Specialty	$5,404
Commercial	8,305
International	1,201
Corporate & Other Non-Core	230
Life & Group Non-Core (1)	3,109
Total net claim and claim adjustment expenses	18,249
Reinsurance receivables (2)
Specialty	745
Commercial	589
International	127
Corporate & Other Non-Core	2,384
Life & Group Non-Core	249
Total reinsurance receivables	4,094
Total gross liability for unpaid claim and claim adjustment expenses	$22,343
(1) The Life & Group Non-Core segment amount is primarily related to long term care claim reserves, but does include amounts related to unfunded structured settlements arising from short duration contracts. Long term care policies are long duration contracts.
(2) Reinsurance receivables presented do not include reinsurance receivables related to paid losses.

The table below presents information about average historical claims duration as of December 31, 2016 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10	Total
Specialty
Medical Professional Liability	3.1%	18.2%	22.3%	19.6%	12.7%	8.0%	5.0%	4.8%	3.7%	0.3%	97.7%
Other Professional Liability and Management Liability	5.7%	20.6%	21.0%	17.0%	10.0%	6.3%	5.6%	3.8%	1.9%	3.2%	95.1%
Surety(1)	23.4%	32.8%	20.2%	8.9%	3.7%	1.5%	(0.7)%	2.0%	1.0%	2.0%	94.8%

Commercial
Commercial Auto	27.2%	23.1%	18.3%	13.9%	9.1%	3.9%	1.3%	0.2%	0.3%	0.3%	97.6%
General Liability	5.0%	16.3%	20.5%	20.1%	15.3%	8.0%	4.2%	2.7%	1.1%	1.3%	94.5%
Workers' Compensation	13.5%	21.4%	14.6%	10.5%	7.5%	5.7%	4.6%	3.0%	2.1%	0.3%	83.2%

International
International - Excluding Hardy	19.5%	27.4%	12.1%	6.8%	5.9%	4.5%	4.8%	3.7%	5.0%	1.3%	91.0%
International - Hardy (2)	25.7%	40.9%	12.1%	4.4%							83.1%
(1) Due to the nature of the Surety business, average annual percentage payout of ultimate net incurred claim and allocated claim adjustment expenses has been calculated using only the payouts of mature accident years presented in the loss reserve development tables.
(2) Average historical claims duration for Hardy is presented prospectively beginning with the first full year subsequent to acquisition, 2013.

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
Subsequent to the effective date of the LPT, the Company recognized adverse prior year development on its A&EP reserves which resulted in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which the Company recognizes a change in the estimate of A&EP reserves that increases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is impacted and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Consolidated Statement of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2016	2015	2014
Net A&EP adverse development before consideration of LPT	$200	$150	$—
Retroactive reinsurance benefit recognized	(107)	(85)	(13)
Pretax impact of A&EP reserve development and the LPT	$93	$65	$(13)
Based upon the Company's 2016 A&EP reserve review, net unfavorable prior year development of $200 million was recognized before consideration of cessions to the LPT. The unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. An A&EP reserve review was not completed in 2014 because additional information and analysis on inuring third-party reinsurance recoveries were needed to finalize the review. The review was finalized in the second quarter of 2015 and management has adopted the first quarter of the year as the timing for all future annual A&EP claims actuarial reviews, subject to the timing of the corresponding review performed by NICO. Unfavorable development of $150 million was recorded in 2015 to reflect a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO in 2016 and 2015 under the LPT, the Company’s Net income in both periods was negatively affected due to the application of retroactive reinsurance accounting.
As of December 31, 2016 and 2015, the cumulative amounts ceded under the LPT were $2.8 billion and $2.6 billion. The unrecognized deferred retroactive reinsurance benefit was $334 million and $241 million as of December 31, 2016 and 2015.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.8 billion as of December 31, 2016 and 2015. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings, Commitments and Contingencies, and Guarantees
CNA 401(k) Plus Plan Litigation
In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (CAC), CNAF, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (collectively Defendants) over the CNA 401(k) Plus Plan. The complaint alleges that defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the CNA 401(k) Plus Plan's Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. Management has only recently begun evaluating the lawsuit as this litigation is in its preliminary stages, and as of yet no class has been certified. CCC and the other defendants are contesting the case and management currently is unable to predict the final outcome or the impact on the Company’s financial condition, results of operations, or cash flows. As of December 31, 2016, the likelihood of loss is reasonably possible, but the amount of loss, if any, cannot be estimated at this stage of the litigation.
Small Business Premium Rate Adjustment Contingency
The Company recently identified rating errors related to its multi-peril package product within its Small Business unit.  The Company recorded a charge which reduced Earned premium by $16 million in anticipation of voluntarily issuing $30 million of premium refunds related to affected policies written from December 1, 2015 through December 31, 2016.  Earned premium in 2017 will be negatively impacted by the portion of the $30 million that has not yet been earned through December 31, 2016 and the expected refund amount will increase further because of premium written in 2017 prior to the Company’s actions to correct its rating process. The Company is currently in dialogue with state regulators and providing them with details regarding the anticipated premium refunds and other corrective actions.  The Company is reviewing other business lines to determine whether other similar issues exist. Fines or penalties related to the foregoing or further refunds which may be required are reasonably possible, but the amount of such losses, if any, cannot be estimated at this time.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Consolidated Financial Statements.
Commitments and Contingencies
The Company holds an investment in a real estate joint venture in which the Company, on a joint and several basis with the other unrelated shareholders, guaranteed to fund operating deficits of the joint venture and an operating lease for an office building entered into by the venture. The lease was terminated in March 2016. In the event that the other parties to the joint venture are unable to meet their commitments in funding this joint venture, the Company would be required to assume future obligations, primarily related to the wind-down of the lease and joint venture. The Company does not believe it is likely that it will be required to do so. However, as of December 31, 2016, the maximum potential loss that the Company could be required to pay under this guarantee, in excess of amounts already recorded, was approximately $11 million. If the Company were required to assume future obligations, the Company would have the right to pursue reimbursement from the other shareholders.

Guarantees
As of December 31, 2016 and December 31, 2015, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of a previously owned subsidiary and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of December 31, 2016, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $258 million. Should the Company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2016, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2016, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Reinsurance
The Company cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. A credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet its obligations. A collectibility exposure also exists to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and the Company's retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers' compensation. Corporate catastrophe reinsurance is also purchased for property and workers' compensation exposure. Currently, most reinsurance contracts are purchased on an excess of loss basis. The Company also utilizes facultative reinsurance in certain lines. In addition, the Company assumes reinsurance, primarily through Hardy and as a member of various reinsurance pools and associations.
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2016	2015
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,094	$4,087
Ceded future policy benefits	212	207
Reinsurance receivables related to paid losses	147	197
Reinsurance receivables	4,453	4,491
Allowance for uncollectible reinsurance	(37)	(38)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,416	$4,453
The Company has established an allowance for uncollectible reinsurance receivables related to credit risk. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.0 billion and $3.2 billion as of December 31, 2016 and 2015.
The Company's largest recoverables from a single reinsurer including ceded unearned premium reserves, as of December 31, 2016, were approximately $2,353 million from a subsidiary of Berkshire Hathaway Group, $350 million from the Gateway Rivers Insurance Company and $212 million from subsidiaries of Wilton Re. These amounts are substantially collateralized. The recoverable from the Berkshire Hathaway Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the Loss Portfolio Transfer as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2016 Earned Premiums
Property and casualty	$10,400	$258	$4,270	$6,388	4.0%
Long term care	486	50	—	536	9.3%
Total earned premiums	$10,886	$308	$4,270	$6,924	4.4%

2015 Earned Premiums
Property and casualty	$9,853	$274	$3,754	$6,373	4.3%
Long term care	498	50	—	548	9.1%
Total earned premiums	$10,351	$324	$3,754	$6,921	4.7%

2014 Earned Premiums
Property and casualty	$9,452	$277	$3,073	$6,656	4.2%
Long term care	508	48	—	556	8.6%
Total earned premiums	$9,960	$325	$3,073	$7,212	4.5%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2016 Written Premiums
Property and casualty	$10,451	$245	$4,255	$6,441	3.8%
Long term care	495	52	—	547	9.5%
Total written premiums	$10,946	$297	$4,255	$6,988	4.3%

2015 Written Premiums
Property and casualty	$9,852	$270	$3,702	$6,420	4.2%
Long term care	493	49	—	542	9.0%
Total written premiums	$10,345	$319	$3,702	$6,962	4.6%

2014 Written Premiums
Property and casualty	$9,283	$276	$3,024	$6,535	4.2%
Long term care	504	49	—	553	8.9%
Total written premiums	$9,787	$325	$3,024	$7,088	4.6%
Included in the direct and ceded earned premiums for the years ended December 31, 2016, 2015 and 2014 are $3,865 million, $3,344 million and $2,643 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $3,016 million, $2,601 million and $1,379 million for the years ended December 31, 2016, 2015 and 2014, including $2,621 million, $2,282 million and $1,458 million, respectively, related to the significant third-party captive program discussed above. Reinsurance recoveries in 2014 were unfavorably affected by the commutation of a workers’ compensation reinsurance pool.

Note H. Debt
Debt is composed of the following obligations.

December 31
(In millions)	2016	2015
Short term debt:
Senior notes of CNAF, 6.500%, face amount of $350, due August 15, 2016	$—	$350

Long term debt:
Senior notes of CNAF:
6.950%, face amount of $150, due January 15, 2018	150	150
7.350%, face amount of $350, due November 15, 2019	349	349
5.875%, face amount of $500, due August 15, 2020	498	497
5.750%, face amount of $400, due August 15, 2021	398	397
3.950%, face amount of $550, due May 15, 2024	546	546
4.500%, face amount of $500, due March 1, 2026	498	—
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	241	241
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036	30	30
Total long term debt	2,710	2,210
Total debt	$2,710	$2,560
CCC is a member of the FHLBC. FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2016 giving it access to approximately $111 million of additional liquidity. As of December 31, 2016 and 2015, CCC had no outstanding borrowings from the FHLBC.
During 2015, the Company entered into a five-year $250 million senior unsecured revolving credit facility with a syndicate of banks which may be used for general corporate purposes. At the Company's election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million and the credit agreement includes two optional one-year extensions prior to the first and second anniversary of the closing date, subject to applicable consents. Under the credit agreement, the Company is required to pay a facility fee which would adjust automatically in the event of a change in the Company's financial ratings. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a defined ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined as of December 31, 2016, was $8.7 billion. As of December 31, 2016 and 2015, the Company had no outstanding borrowings under the credit agreements.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2016 and 2015.
The combined aggregate maturities for debt as of December 31, 2016 are presented in the following table.

(In millions)
2017	$—
2018	150
2019	350
2020	500
2021	400
Thereafter	1,323
Less discount	(13)
Total	$2,710

Note I. Benefit Plans
Pension and Postretirement Health Care Benefit Plans
CNA sponsors noncontributory defined benefit pension plans, primarily through the CNA Retirement Plan, covering certain eligible employees. These plans were closed to new entrants. CNA's funding policy for defined benefit pension plans is to make contributions in accordance with applicable governmental regulatory requirements with consideration of the funded status of the plans.
Effective January 1, 2000, the CNA Retirement Plan was closed to new participants. Existing participants at that time were given a choice to either continue to accrue benefits under the CNA Retirement Plan or to cease accruals effective December 31, 1999. Employees who chose to continue to accrue benefits under the plan received benefits in accordance with plan provisions through June 30, 2015 as discussed further below. Employees who elected to cease accruals effective December 31, 1999 received the present value of their accrued benefit in an accrued pension account that is credited with interest based on the annual rate of interest on 30-year Treasury securities. These employees also receive certain enhanced employer contributions in the CNA 401(k) Plus Plan.
In 2016, the CNA Retirement Plan paid $88 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company. This transaction reduced the plan’s projected benefit obligation by $86 million.
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

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2016	2015	2016	2015
Benefit obligation as of January 1	$2,821	$3,019	$23	$29
Changes in benefit obligation:
Service cost	—	4	—	—
Interest cost	113	112	—	1
Participants' contributions	—	—	4	4
Plan amendments	—	(55)	—	—
Actuarial (gain) loss	68	(79)	(6)	(3)
Benefits paid	(173)	(173)	(7)	(8)
Foreign currency translation and other	(14)	(7)	1	—
Settlement through group annuity purchase	(86)	—	—	—
Benefit obligation as of December 31	2,729	2,821	15	23
Fair value of plan assets as of January 1	2,267	2,456	—	—
Change in plan assets:
Actual return on plan assets	193	(18)	—	—
Company contributions	9	10	3	4
Participants' contributions	—	—	4	4
Benefits paid	(173)	(173)	(7)	(8)
Foreign currency translation and other	(15)	(8)	—	—
Settlement through group annuity purchase	(88)	—	—	—
Fair value of plan assets as of December 31	2,193	2,267	—	—
Funded status	$(536)	$(554)	$(15)	$(23)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$4	$12	$—	$—
Other liabilities	(540)	(566)	(15)	(23)
Net amount recognized	$(536)	$(554)	$(15)	$(23)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(4)	$(6)
Net actuarial loss	999	999	(3)	3
Net amount recognized	$999	$999	$(7)	$(3)
The accumulated benefit obligation for all defined benefit pension plans was $2,729 million and $2,821 million as of December 31, 2016 and 2015.

The components of net periodic cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Pension cost (benefit)
Service cost	$—	$4	$9
Interest cost on projected benefit obligation	113	112	132
Expected return on plan assets	(160)	(174)	(191)
Amortization of net actuarial loss	37	34	25
Settlement loss	—	—	84
Net periodic pension cost (benefit)	$(10)	$(24)	$59

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$—	$1	$1
Amortization of prior service credit	(2)	(3)	(10)
Amortization of net actuarial loss	—	1	1
Curtailment gain	—	—	(86)
Net periodic postretirement cost (benefit)	$(2)	$(1)	$(94)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2016	2015	2014
Pension and postretirement benefits
Amounts arising during the period	$(29)	$(111)	$(337)
Curtailment and other	—	56	(81)
Settlement	—	—	84
Reclassification adjustment relating to prior service credit	(2)	(3)	(10)
Reclassification adjustment relating to actuarial loss	37	35	26
Settlement through group annuity purchase	(2)	—	—
Total increase (decrease) in Other comprehensive income	$4	$(23)	$(318)
The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2017.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(2)
Amortization of net actuarial loss	36	—
Total estimated amounts to be recognized	$36	$(2)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table.

December 31	2016	2015
Pension benefits
Discount rate	3.950%	4.150%
Expected long term rate of return	7.500	7.500
Postretirement benefits
Discount rate	2.750%	2.750%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2016	2015	2014
Pension benefits
Discount rate	4.150%	3.850%/4.000%	4.650%
Expected long term rate of return	7.500	7.500	7.500
Rate of compensation increases	N/A	3.920	3.990
Postretirement benefits
Discount rate	2.750%	2.500%	3.600%/3.100%
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2016, 2015 and 2014.
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
As of December 31, 2016, the plan had committed approximately $113 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$500	$10	$510
States, municipalities and political subdivisions	—	63	—	63
Asset-backed:
Residential mortgage-backed	—	109	—	109
Commercial mortgage-backed	—	66	—	66
Other asset-backed	—	4	—	4
Total asset-backed	—	179	—	179
Total fixed maturity securities	—	742	10	752
Equity securities	363	105	—	468
Derivative financial instruments	—	—	—	—
Short term investments	11	35	—	46
Other assets	—	37	—	37
Cash	14	—	—	14
Total assets measured at fair value	$388	$919	$10	1,317
Total limited partnerships measured at net asset value (1)				876
Total plan assets				$2,193

December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Assets
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$455	$10	$465
States, municipalities and political subdivisions	—	106	—	106
Asset-backed:
Residential mortgage-backed	—	133	—	133
Commercial mortgage-backed	—	69	—	69
Other asset-backed	—	11	—	11
Total asset-backed	—	213	—	213
Total fixed maturity securities	—	774	10	784
Equity securities	336	107	—	443
Derivative financial instruments	1	—	—	1
Short term investments	24	28	—	52
Other assets	—	52	—	52
Total assets measured at fair value	$361	$961	$10	1,332
Total limited partnerships measured at net asset value (1)				935
Total plan assets				$2,267
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 86% and 87% of the carrying value as of December 31, 2016 and 2015 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 57% were equity related, 38% pursued a multi-strategy approach and 5% were focused on distressed investments as of December 31, 2016.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The tables below present a reconciliation for all pension plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2016	Actual return on assets still held as of December 31, 2016	Actual return on assets sold during the year ended December 31, 2016	Purchases, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2016
Fixed maturity securities:
Corporate and other bonds	$10	$—	$—	$—	$—	$10
Total	$10	$—	$—	$—	$—	$10

Level 3 (In millions)	Balance as of January 1, 2015	Actual return on assets still held as of December 31, 2015	Actual return on assets sold during the year ended December 31, 2015	Purchases, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Fixed maturity securities:
Corporate and other bonds	$15	$—	$—	$—	$(5)	$10
Total	$15	$—	$—	$—	$(5)	$10

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2016.

(In millions)	Pension Benefits	Postretirement Benefits
2017	$178	$3
2018	178	2
2019	177	2
2020	178	2
2021	178	2
2022-2026	883	3
In 2017, CNA expects to contribute $12 million to its pension plans and $3 million to its postretirement health care benefit plans.
Savings Plans
CNA sponsors savings plans, which are generally contributory plans that allow most employees to contribute a maximum of 50% of their eligible compensation, subject to certain limitations prescribed by the IRS. The Company contributes matching amounts to participants, amounting to 70% of the first 6% (35% of the first 6% in the first year of employment) of eligible compensation contributed by the employee. Matching contributions vest ratably over participants first five years of service.
Eligible employees also receive a Company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the year following management's determination of the discretionary amounts. Matching contributions vest ratably over participants first five years of service.
Benefit expense for the Company's savings plans was $75 million, $71 million and $69 million for the years ended December 31, 2016, 2015 and 2014.

Note J. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, as amended, authorizes the grant of stock-based compensation to certain management personnel for up to 11 million shares of CNAF's common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2016 was approximately 3.7 million.
The Company recorded stock-based compensation expense related to the Plan of $36 million, $14 million and $11 million for the years ended December 31, 2016, 2015 and 2014. The related income tax benefit recognized was $12 million, $5 million and $4 million for the years ended December 31, 2016, 2015, and 2014. The compensation cost related to non-vested awards not yet recognized was $32 million, and the weighted average period over which it is expected to be recognized is 1.9 years as of December 31, 2016.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
Share Awards
The fair value of share awards is based on the market value of the Company's common stock as of the date of grant. Share awards currently granted under the Plan include RSUs, performance-based RSUs and performance share units. Generally, RSU's vest over a two or three year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant.
In 2016, CNA adopted the Annual Performance Share Plan (PSP). The PSP provides officers with an opportunity to earn an award based upon attainment of specific performance goals achieved over a one-year performance period. Awards are granted at the beginning of each performance year and are subject to a two-year cliff vesting period after the Company’s annual performance has been determined. Prior to the PSP, CNA issued performance share units under the Long Term Incentive Plan (LTI). The LTI Plan has a three year performance period and will continue to have outstanding awards through 2017. In both plans, the performance share units become payable within a range of 0% to 200% of the number of performance share units initially granted.
In 2016, CNA granted Special Supplemental Equity Awards (SSE). The awards consist of restricted stock units subject to both Company performance in 2016 and service-based vesting up to two years. Payments made under the PSP and SSE are made entirely in shares of common stock, except for awards made to non-U.S. participants, which are paid in cash.
The following table presents activity for non-vested RSUs, performance-based RSUs and performance share units under the Plan in 2016.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2016	735,263	$36.53
Awards granted	2,545,624	32.27
Awards vested	(371,443)	33.33
Awards forfeited, canceled or expired	(186,932)	32.80
Performance-based adjustment	(590,730)	33.10
Balance as of December 31, 2016	2,131,782	$33.28
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
There were no SARs granted for the years ended December 31, 2016 and 2015. As of December 31, 2016, there were approximately 1 million awards outstanding, fully vested or expected to vest and be exercisable. The grant date fair value of SARs vested was $1 million for the year ended December 31, 2014.

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2016		2015
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Value of business acquired	1 - 4 years	$48	$48	$57	$57
Trade name	8 years	6	3	7	3
Distribution channel	15 years	10	3	12	3
Total finite-lived intangible assets		64	54	76	63
Indefinite-lived intangible assets:
Syndicate capacity		43		52
Agency force		16		16
Total indefinite-lived intangible assets		59		68
Total other intangible assets		$123	$54	$144	$63
The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of these intangible assets is included in the Statement of Operations for the International segment. For the year ended December 31, 2014 amortization expense of $2 million was included in Amortization of deferred acquisition costs. For the years ended December 31, 2016, 2015 and 2014 amortization expense of $1 million was included in Other operating expenses. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for other intangible assets is $1 million annually in 2017 through 2021.
Note L. Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expenses for the years ended December 31, 2016, 2015 and 2014 were $60 million, $46 million and $55 million. Sublease revenue for the year ended December 31, 2014 was $1 million.
The table below presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2016.

(In millions)	Future Minimum Lease Payments
2017	$48
2018	37
2019	30
2020	33
2021	34
Thereafter	244
Total	$426
In connection with the planned relocation of the Company's global headquarters, on March 24, 2016, the Company sold the building in which it maintains the current principal executive offices of CNAF. Concurrently, the Company agreed to lease back the current office space until the relocation of the global headquarters under a separate lease agreement, which is expected to occur in 2018. The sale-leaseback agreement includes expected future minimum lease payments of $10 million in 2017 and $4 million in 2018.

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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (SSAP No. 62R), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 Loss Portfolio Transfer with NICO which is further discussed in Note E.  The prescribed practice allows the Company to aggregate all third party AE&P reinsurance balances administered by NICO in Schedule F and to utilize the Loss Portfolio Transfer as collateral for the underlying third party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $67 million and $90 million at December 31, 2016 and 2015.
The 2015 long term care premium deficiency discussed in Note A was recorded on a GAAP basis. There was no premium deficiency for statutory accounting purposes. Statutory accounting principles requires the use of prescribed discount rates in calculating the reserves for long term care future policy benefits which are lower than the discount rates used on a GAAP basis and results in higher carried reserves relative to GAAP reserves.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2016, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department’s prior approval is $1,075 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $765 million in 2016. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities for the Combined Continental Casualty Companies, are presented in the table below.

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2016 (1)	2015	2016 (1)	2015	2014
Combined Continental Casualty Companies	$10,748	$10,723	$1,033	$1,148	$914
(1) Information derived from the statutory-basis financial statements to be filed with insurance regulators.
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
The statutory capital and surplus presented above for CCC was approximately 270% and 266% of company action level RBC as of December 31, 2016 and 2015. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The table below displays the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	9	290	(22)	(114)	163
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(3), $(16), $12, $- and $(7)	6	38	(23)	—	21
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(117), $(3), $- and $(121)	3	252	1	(114)	142
Balance as of December 31, 2016	$30	$642	$(647)	$(198)	$(173)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2014	$36	$942	$(633)	$55	$400
Other comprehensive income (loss) before reclassifications	(23)	(595)	(36)	(139)	(793)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $8, $30, $11, $- and $49	(14)	(43)	(21)	—	(78)
Other comprehensive income (loss) net of tax (expense) benefit of $5, $282, $8, $- and $295	(9)	(552)	(15)	(139)	(715)
Balance as of December 31, 2015	$27	$390	$(648)	$(84)	$(315)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

Note O. Business Segments
The Company's core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. Specialty provides a broad array of professional, financial and specialty property and casualty products and services through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s of London marketplace.
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
Approximately 7.9%, 8.0% and 8.8% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2016, 2015 and 2014.
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

The Company's results of continuing operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums	$2,780	$2,841	$821	$547	$—	$(1)	$6,988
Operating revenues
Net earned premiums	$2,779	$2,804	$806	$536	$—	$(1)	$6,924
Net investment income	516	638	51	767	16	—	1,988
Other revenues	362	32	—	(2)	12	—	404
Total operating revenues	3,657	3,474	857	1,301	28	(1)	9,316
Claims, Benefits and Expenses
Net incurred claims and benefits	1,467	1,927	492	1,286	98	—	5,270
Policyholders’ dividends	4	9	—	—	—	—	13
Amortization of deferred acquisition costs	591	470	174	—	—	—	1,235
Other insurance related expenses	301	560	133	132	(3)	(1)	1,122
Other expenses	312	36	24	8	209	—	589
Total claims, benefits and expenses	2,675	3,002	823	1,426	304	(1)	8,229
Operating income (loss) before income tax	982	472	34	(125)	(276)	—	1,087
Income tax (expense) benefit on operating income (loss)	(332)	(161)	(13)	145	98	—	(263)
Net operating income (loss)	650	311	21	20	(178)	—	824
Net realized investment gains (losses)	5	4	18	25	(2)	—	50
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(2)	(3)	(9)	1	—	(15)
Net realized investment gains (losses), after tax	3	2	15	16	(1)	—	35
Net income (loss) from continuing operations	$653	$313	$36	$36	$(179)	$—	$859

December 31, 2016
(In millions)
Reinsurance receivables	$760	$621	$131	$462	$2,479	$—	$4,453
Insurance receivables	982	1,021	233	17	2	—	2,255
Deferred acquisition costs	310	214	76	—	—	—	600
Goodwill	117	—	28	—	—	—	145
Insurance reserves
Claim and claim adjustment expenses	6,149	8,894	1,328	3,358	2,614	—	22,343
Unearned premiums	1,911	1,323	396	132	—	—	3,762
Future policy benefits	—	—	—	10,326	—	—	10,326

Year ended December 31, 2015	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Net written premiums	$2,781	$2,818	$822	$542	$1	$(2)	$6,962
Operating revenues
Net earned premiums	$2,782	$2,788	$804	$548	$1	$(2)	$6,921
Net investment income	474	593	52	704	17	—	1,840
Other revenues	356	37	(1)	7	11	(3)	407
Total operating revenues	3,612	3,418	855	1,259	29	(5)	9,168
Claims, Benefits and Expenses
Net incurred claims and benefits	1,597	1,814	479	1,421	61	—	5,372
Policyholders’ dividends	4	8	—	—	—	—	12
Amortization of deferred acquisition costs	589	469	168	314	—	—	1,540
Other insurance related expenses	278	538	138	142	(1)	(2)	1,093
Other expenses	301	28	12	11	186	(3)	535
Total claims, benefits and expenses	2,769	2,857	797	1,888	246	(5)	8,552
Operating income (loss) before income tax	843	561	58	(629)	(217)	—	616
Income tax (expense) benefit on operating income (loss)	(283)	(192)	(21)	315	80	—	(101)
Net operating income (loss)	560	369	37	(314)	(137)	—	515
Net realized investment gains (losses)	(33)	(47)	1	(1)	13	—	(67)
Income tax (expense) benefit on net realized investment gains (losses)	11	16	—	9	(5)	—	31
Net realized investment gains (losses), after tax	(22)	(31)	1	8	8	—	(36)
Net income (loss) from continuing operations	$538	$338	$38	$(306)	$(129)	$—	$479

December 31, 2015
(In millions)
Reinsurance receivables	$724	$639	$144	$497	$2,487	$—	$4,491
Insurance receivables	890	993	233	11	2	—	2,129
Deferred acquisition costs	307	213	78	—	—	—	598
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,269	9,183	1,347	3,220	2,644	—	22,663
Unearned premiums	1,839	1,297	415	120	—	—	3,671
Future policy benefits	—	—	—	10,152	—	—	10,152

Year ended December 31, 2014	Specialty	Commercial		Life & Group Non-Core	Corporate & Other Non-Core
(In millions)			International			Eliminations	Total
Net written premiums	$2,839	$2,817	$880	$553	$1	$(2)	$7,088
Operating revenues
Net earned premiums	$2,838	$2,906	$913	$556	$1	$(2)	$7,212
Net investment income	560	723	61	700	23	—	2,067
Other revenues	295	38	—	16	12	(5)	356
Total operating revenues	3,693	3,667	974	1,272	36	(7)	9,635
Claims, Benefits and Expenses
Net incurred claims and benefits	1,627	2,187	488	1,304	(29)	—	5,577
Policyholders’ dividends	6	8	—	—	—	—	14
Amortization of deferred acquisition costs	592	493	204	28	—	—	1,317
Other insurance related expenses	262	487	151	130	1	(2)	1,029
Other expenses	254	31	28	30	210	(5)	548
Total claims, benefits and expenses	2,741	3,206	871	1,492	182	(7)	8,485
Operating income (loss) before income tax	952	461	103	(220)	(146)	—	1,150
Income tax (expense) benefit on operating income (loss)	(318)	(154)	(34)	151	54	—	(301)
Net operating income (loss)	634	307	69	(69)	(92)	—	849
Net realized investment gains (losses)	15	16	(1)	7	20	—	57
Income tax (expense) benefit on net realized investment gains (losses)	(5)	(6)	1	—	(8)	—	(18)
Net realized investment gains (losses), after tax	10	10	—	7	12	—	39
Net income (loss) from continuing operations	$644	$317	$69	$(62)	$(80)	$—	$888

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.

Years ended December 31
(In millions)	2016	2015	2014
Specialty
Management & Professional Liability	$2,620	$2,617	$2,818
Surety	532	502	509
Warranty & Alternative Risks	510	460	381
Specialty revenues	3,662	3,579	3,708
Commercial
Middle Market	1,769	1,623	1,631
Small Business	583	616	709
Other Commercial Insurance	1,126	1,132	1,343
Commercial revenues	3,478	3,371	3,683
International
Canada	203	214	273
CNA Europe	319	309	335
Hardy	353	333	365
International revenues	875	856	973
Life & Group Non-Core revenues	1,326	1,258	1,279
Corporate & Other Non-Core revenues	26	42	56
Eliminations	(1)	(5)	(7)
Total revenues	$9,366	$9,101	$9,692

Note P. Discontinued Operations
The results of discontinued operations reflected in the Consolidated Statements of Operations were as follows:

Year ended December 31
(In millions)	2014
Revenues
Net earned premiums	$—
Net investment income	94
Net realized investment gains	3
Other revenues	—
Total revenues	97
Claims, Benefits and Expenses
Insurance claims and policyholders' benefits	75
Other operating expenses	2
Total claims, benefits and expenses	77
Income before income tax	20
Income tax expense	(6)
Income from operations of discontinued operations, net of income tax	14
Loss on sale, net of income tax benefit of $40	(211)
Loss from discontinued operations	$(197)
The disposal group included $3,550 million of assets and $3,297 million of liabilities as of August 1, 2014.
Note Q. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data.

2016
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,195	$2,348	$2,433	$2,390	$9,366
Net income (loss) (1)	$66	$209	$343	$241	$859
Basic earnings (loss) per share	$0.25	$0.77	$1.27	$0.89	$3.18
Diluted earnings (loss) per share	$0.24	$0.77	$1.26	$0.89	$3.17

2015
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,352	$2,327	$2,153	$2,269	$9,101
Net income (loss) (1) (2)	$233	$138	$178	$(70)	$479
Basic earnings (loss) per share	$0.86	$0.51	$0.66	$(0.26)	$1.77
Diluted earnings (loss) per share	$0.86	$0.51	$0.66	$(0.26)	$1.77

(1)
Net income (loss) in the first quarter of 2016 and the second quarter of 2015 included a charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer in our Corporate & Other Non-Core segment.

(2)	Net income (loss) in the fourth quarter of 2015 included a charge related to recognition of a premium deficiency in our long term care business.

Note R. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. The amounts incurred by the Company for these fees and expenses were $43 million, $39 million and $39 million for the years ended December 31, 2016, 2015 and 2014 and amounts due to Loews, included in Other liabilities and payable in the first quarter of the subsequent year, were $23 million and $21 million as of December 31, 2016 and 2015. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million for the year ended December 31, 2016. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries, and the related payable to Loews, included in Other liabilities, was $28 million and $61 million as of December 31, 2016 and 2015. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2016, 2015 and 2014 were $2 million.
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
Note S. Organization Review
In 2016, the Company completed a comprehensive organization review intended to improve effectiveness and efficiency. The review resulted in the elimination of approximately 370 positions. The Company incurred employee termination costs as a result of these actions totaling approximately $19 million during the year ended December 31, 2016. The costs incurred to date are included in Total claims, benefits, and expenses on the consolidated Statements of Operations and have been allocated to the Company's reportable segments in a manner consistent with the Company's current allocation of personnel costs. The costs by reportable segment for the year ended December 31, 2016, are presented in the following table.

Year ended December 31
(In millions)	2016
Specialty	$4
Commercial	14
International	—
Life & Group Non-Core	1
Corporate & Other Non-Core	—
Total organization review costs	$19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 15, 2017

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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2016, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 135.

CNA Financial Corporation
Chicago, Illinois
February 15, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2016, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto (1)	Chief Executive Officer, CNA Financial Corporation	58	2016
Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016. President of Commercial and Specialty Lines of the Chubb Group of Insurance Companies and Executive Vice President of Chubb Limited from 2013 through November 2015. President of Personal Lines and Claims of Chubb Limited from 2011 through 2013.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	65	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
David Brosnan	Chief Executive, CNA Europe and Hardy	54	2015
Chief Executive of CNA Europe since August 2014 and Chief Executive of Hardy since February 2014. Senior Vice President, Commercial from May 2013 through February 2014. President and CEO, ACE INA Insurance Canada and ACE INA Life Insurance, Canada from 2008 through May 2013.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	60	2008	Executive Vice President & Chief Actuary of the CNA insurance companies.
Mark I. Herman	President and Chief Operating Officer, Specialty of the CNA insurance companies	58	2013	President and Chief Operating Officer, Specialty of the CNA insurance companies since January 1, 2013. Insurance Industry Consultant from June 2011 to December 2012.
Jonathan D. Kantor	Executive Vice President, General Counsel and Secretary, CNA Financial Corporation	61	1997	Executive Vice President, General Counsel and Secretary of CNA Financial Corporation.
Kevin Leidwinger	President and Chief Operating Officer, Commercial of the CNA insurance companies	53	2015
President and Chief Operating Officer, Commercial of the CNA insurance companies since June 2015. Global Casualty Manager for Chubb Commercial Insurance from April 2013 to June 2015. Global Liability Product Line Manager for Chubb Commercial Insurance from 2002 to 2013.

Albert J. Miralles	President, Long Term Care of the CNA insurance companies	47	2014	President, Long Term Care of the CNA insurance companies since March 2014. Senior Vice President and Treasurer of the CNA insurance companies from 2011 to March 2014.
Andrew J. Pinkes	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	54	2015
Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since May 2015. Executive Vice President, Global Head of Claims for the XL Group from May 2013 to May 2015. Executive Vice President, Claims for The Hartford Financial Services Group, Inc. and President, Heritage Holdings, Inc. for Hartford from 2008 to 2013.

Timothy J. Szerlong	President, Worldwide Field Operations of the CNA insurance companies	64	2010	President, Worldwide Field Operations of the CNA insurance companies.
(1) Mr. Robusto assumed this role on November 21, 2016. Prior to this date, Thomas F. Motamed held this office.
Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2016	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,797,239	$32.84	3,669,736
Equity compensation plans not approved by security holders	—	—	—
Total	3,797,239	$32.84	3,669,736
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2

	By-Laws of CNA Financial Corporation, as amended October 24, 2012 (Exhibit 3.1 to Form 8-K filed October 24, 2012 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., The Northern Trust Company, U.S. Bank National Association and other lenders named therein, dated August 28, 2015 (Exhibit 99.1 to August 28, 2015 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	First Amendment to the CNA Financial Corporation Incentive Compensation Plan, effective as of April 27, 2016	10.4.1

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Non-Qualified Savings Plan (formerly known as the CNA Supplemental Executive Savings and Capital Accumulation Plan), restated as of January 1, 2014 (Exhibit 10.6 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6	+

	First Amendment to the CNA Non-Qualified Savings Plan, dated May 28, 2015 (Exhibit 10.6.1 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Non-Qualified Savings Plan, dated July 22, 2015 (Exhibit 10.6.2 to September 30, 2015 Form 10-Q incorporated herein by reference)	10.6.2	+

	Award Letter and Award Terms to Thomas F. Motamed for Restricted Stock Units (Exhibit 10.10 to 2010 Form 10-K incorporated herein by reference)	10.7	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Long-Term Incentive Cash Plan (Exhibit 10.1 to June 30, 2010 Form 10-Q incorporated herein by reference)	10.8	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, relating to Stock Appreciation Rights (Exhibit 10.11.2 to 2010 Form 10-K incorporated herein by reference)	10.9	+

	Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.10	+

	First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.10.1	+

	Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.10.2	+

	Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.10.3	+

	Fourth Amendment to Employment Agreement, dated October 24, 2016, between CNA Financial Corporation and Thomas F. Motamed (Exhibit 99.2 to Form 8-K filed October 24, 2016 incorporated herein by reference)	10.10.4	+

	Employment Agreement, dated November 13, 2015, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed November 16, 2015 incorporated herein by reference)	10.11	+

	Retention Agreement, dated February 4, 2016, between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 9, 2016 incorporated herein by reference)	10.12	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.13

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income (Loss)

Years ended December 31
(In millions)	2016	2015	2014
Revenues
Net investment income	$3	$1	$1
Net realized investment (losses) gains	(7)	5	4
Total revenues	(4)	6	5
Expenses
Administrative and general	1	1	5
Interest	155	154	182
Total expenses	156	155	187
Loss from operations before income taxes and equity in net income of subsidiaries	(160)	(149)	(182)
Income tax benefit	41	34	35
Loss before equity in net income of subsidiaries	(119)	(115)	(147)
Equity in net income of subsidiaries	978	594	838
Net income	859	479	691
Equity in other comprehensive income of subsidiaries	142	(715)	(42)
Total Comprehensive Income (Loss)	$1,001	$(236)	$649
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2016	2015
Assets
Investment in subsidiaries	$14,202	$13,851
Cash	1	4
Short term investments	487	478
Amounts due from affiliates	6	—
Other assets	1	1
Total assets	$14,697	$14,334
Liabilities
Short term debt	$—	$350
Long term debt	2,680	2,180
Other liabilities	48	48
Total liabilities	2,728	2,578
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,495,998 and 270,274,361 shares outstanding)	683	683
Additional paid-in capital	2,173	2,153
Retained earnings	9,359	9,313
Accumulated other comprehensive income	(173)	(315)
Treasury stock (2,544,245 and 2,765,882 shares), at cost	(73)	(78)
Total stockholders' equity	11,969	11,756
Total liabilities and stockholders' equity	$14,697	$14,334
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$859	$479	$691
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(978)	(594)	(838)
Dividends received from subsidiaries	765	900	650
Net realized investment losses (gains)	7	(5)	(4)
Other, net	21	4	14
Total adjustments	(185)	305	(178)
Net cash flows provided by operating activities	674	784	513
Cash Flows from Investing Activities
Change in short term investments	(9)	21	6
Capital contributions to subsidiaries	—	—	(10)
Other, net	4	7	5
Net cash flows (used) provided by investing activities	(5)	28	1
Cash Flows from Financing Activities
Dividends paid to common stockholders	(813)	(811)	(541)
Proceeds from the issuance of debt	498	—	546
Repayment of debt	(358)	—	(549)
Stock options exercised	—	1	5
Other, net	1	1	25
Net cash flows used by financing activities	(672)	(809)	(514)
Net change in cash	(3)	3	—
Cash, beginning of year	4	1	1
Cash, end of year	$1	$4	$1
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2016.
Recently Adopted Accounting Standards Updates (ASU)
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated accounting guidance requires debt issuance costs to be presented as a deduction from the corresponding debt liability instead of the historical presentation as an unamortized debt issuance asset. As of January 1, 2016, the Parent Company adopted the updated accounting guidance retrospectively. The Parent Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for debt issuance costs. The impacts of adopting the new accounting standard on the Parent Company’s Consolidated Balance Sheet as of December 31, 2015, were a decrease in Other assets and a decrease in Long term debt of $2 million.
B. Commitments, Contingencies and Guarantees
As of December 31, 2016 and 2015 CNAF had recorded liabilities of approximately $5 million related to guarantee agreements. The Parent Company believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, CNAF has agreed to guarantee the performance of certain obligations of both a previously owned subsidiary and a current subsidiary. Such obligations include agreement to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. The guarantee agreements may include provisions that survive indefinitely. As of December 31, 2016, the aggregate amount of quantifiable guarantee agreements in effect for sales of business entities, assets and third-party loans was $625 million. Should the company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, CNAF has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2016, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
CNAF also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2016, the potential amount of future payments CNAF could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Parent Company does not believe a payable is likely under these guarantees, as it is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2016
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$89	$(2)	$(1)	$(3)	$83
Year ended December 31, 2015
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$109	$(12)	$—	$(8)	$89
Year ended December 31, 2014
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$155	$(40)	$(1)	$(5)	$109

(1)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2016	2015	2014
Balance Sheet Data
Deferred acquisition costs	$599	$597
Reserves for unpaid claim and claim adjustment expenses	22,343	22,663
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,572	1,534
Unearned premiums	3,762	3,671
Statement of Operations Data
Net written premiums	$6,988	$6,962	$7,088
Net earned premiums	6,924	6,921	7,212
Net investment income	1,952	1,807	2,031
Incurred claim and claim adjustment expenses related to current year	5,025	4,934	5,043
Incurred claim and claim adjustment expenses related to prior years	(342)	(255)	(39)
Amortization of deferred acquisition costs	1,235	1,540	1,317
Paid claim and claim adjustment expenses	5,134	4,945	5,297

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 15, 2017	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 15, 2017	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 15, 2017	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 15, 2017	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 15, 2017	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 15, 2017	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 15, 2017	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 15, 2017	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 15, 2017	By	/s/ Marvin Zonis
(Marvin Zonis, Director)