Form 10-Q
period 2017-03-31
CNA FINANCIAL CORP
filed 2017-05-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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
Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2017
Common Stock, Par value $2.50	270,980,108

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2017	2016
Revenues
Net earned premiums	$1,645	$1,699
Net investment income	545	435
Net realized investment gains (losses):
Other-than-temporary impairment losses	(2)	(23)
Other net realized investment gains (losses)	38	(13)
Net realized investment gains (losses)	36	(36)
Other revenues	104	97
Total revenues	2,330	2,195
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,293	1,408
Amortization of deferred acquisition costs	305	307
Other operating expenses	346	381
Interest	43	42
Total claims, benefits and expenses	1,987	2,138
Income before income tax	343	57
Income tax (expense) benefit	(83)	9
Net income	$260	$66

Basic earnings per share	$0.96	$0.25

Diluted earnings per share	$0.96	$0.24

Dividends declared per share	$2.25	$2.25

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.7	270.3
Diluted	271.7	270.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2017	2016
Comprehensive Income
Net income	$260	$66
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(4)	5
Net unrealized gains on other investments	67	234
Net unrealized gains on investments	63	239
Foreign currency translation adjustment	11	14
Pension and postretirement benefits	7	6
Other comprehensive income, net of tax	81	259
Total comprehensive income	$341	$325
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,269 and $38,361)	$40,980	$40,905
Equity securities at fair value (cost of $112 and $106)	120	110
Limited partnership investments	2,389	2,371
Other invested assets	40	36
Mortgage loans	611	591
Short term investments	1,139	1,407
Total investments	45,279	45,420
Cash	299	271
Reinsurance receivables (less allowance for uncollectible receivables of $38 and $37)	4,395	4,416
Insurance receivables (less allowance for uncollectible receivables of $47 and $46)	2,144	2,209
Accrued investment income	431	405
Deferred acquisition costs	626	600
Deferred income taxes	267	379
Property and equipment at cost (less accumulated depreciation of $255 and $254)	324	310
Goodwill	146	145
Other assets	1,290	1,078
Total assets	$55,201	$55,233
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,260	$22,343
Unearned premiums	3,912	3,762
Future policy benefits	10,491	10,326
Short term debt	150	—
Long term debt	2,560	2,710
Other liabilities (includes $41 and $50 due to Loews Corporation)	4,135	4,123
Total liabilities	43,508	43,264
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,978,126 and 270,495,998 shares outstanding)	683	683
Additional paid-in capital	2,161	2,173
Retained earnings	9,006	9,359
Accumulated other comprehensive income	(92)	(173)
Treasury stock (2,062,117 and 2,544,245 shares), at cost	(65)	(73)
Total stockholders’ equity	11,693	11,969
Total liabilities and stockholders' equity	$55,201	$55,233
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2017	2016
Cash Flows from Operating Activities
Net income	$260	$66
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	72	55
Trading portfolio activity	(6)	(3)
Net realized investment (gains) losses	(36)	36
Equity method investees	38	262
Net amortization of investments	(12)	(4)
Depreciation and amortization	21	21
Changes in:
Receivables, net	89	(317)
Accrued investment income	(26)	(22)
Deferred acquisition costs	(24)	(23)
Insurance reserves	135	511
Other assets	(37)	(89)
Other liabilities	(206)	(168)
Other, net	14	9
Total adjustments	22	268
Net cash flows provided by operating activities	282	334
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,359	1,722
Fixed maturity securities - maturities, calls and redemptions	823	490
Equity securities	16	4
Limited partnerships	57	89
Mortgage loans	3	22
Purchases:
Fixed maturity securities	(2,097)	(2,238)
Equity securities	(7)	—
Limited partnerships	(18)	(169)
Mortgage loans	(23)	(19)
Change in other investments	(1)	—
Change in short term investments	271	16
Purchases of property and equipment	(30)	(33)
Disposals of property and equipment	—	107
Other, net	1	—
Net cash flows provided (used) by investing activities	$354	$(9)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2017	2016
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(609)	$(609)
Proceeds from the issuance of debt	—	498
Repayment of debt	—	(358)
Other, net	—	—
Net cash flows used by financing activities	(609)	(469)
Effect of foreign exchange rate changes on cash	1	(1)
Net change in cash	28	(145)
Cash, beginning of year	271	387
Cash, end of period	$299	$242
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2017	2016
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,173	2,153
Stock-based compensation	(12)	(7)
Balance, end of period	2,161	2,146
Retained Earnings
Balance, beginning of period	9,359	9,313
Dividends paid to common stockholders	(613)	(609)
Net income	260	66
Balance, end of period	9,006	8,770
Accumulated Other Comprehensive Loss
Balance, beginning of period	(173)	(315)
Other comprehensive income	81	259
Balance, end of period	(92)	(56)
Treasury Stock
Balance, beginning of period	(73)	(78)
Stock-based compensation	8	5
Balance, end of period	(65)	(73)
Total stockholders' equity	$11,693	$11,470
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of March 31, 2017.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As of January 1, 2017, the Company adopted the updated accounting guidance and began recognizing excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income, instead of additional paid-in capital as required under previous guidance. The related cash flows are now classified within operating activities. As a result of this change, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The impact of the accounting change resulted in a decrease of $3 million to income tax expense for the three months ended March 31, 2017.

Accounting Standards Pending Adoption
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in an amount that reflects the consideration the entity is entitled to receive for the transfer of the promised goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. As insurance contracts are out of scope, the Company anticipates the primary change will be to revenue recognition for certain of our warranty products and services. The Company has not made a decision on the method of adoption and is currently evaluating the effect the updated guidance will have on the Company’s financial statements, but we do not currently believe ASU 2014-09 will have a material effect on the Company's results of operations or financial position.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost to be presented with other employee compensation costs and other components of net periodic pension cost to be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company's financial statements.

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
For the three months ended March 31, 2017 and 2016, approximately 974 thousand and 542 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 148 thousand and 180 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2017	2016
Fixed maturity securities	$455	$446
Equity securities	1	3
Limited partnership investments	90	(14)
Mortgage loans	7	9
Short term investments	3	3
Trading portfolio	2	2
Other	1	—
Gross investment income	559	449
Investment expense	(14)	(14)
Net investment income	$545	$435
Net realized investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2017	2016
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$49	$45
Gross realized losses	(17)	(62)
Net realized investment gains (losses) on fixed maturity securities	32	(17)
Equity securities:
Gross realized gains	—	—
Gross realized losses	—	(5)
Net realized investment gains (losses) on equity securities	—	(5)
Derivatives	1	(7)
Short term investments and other	3	(7)
Net realized investment gains (losses)	$36	$(36)
Net realized investment losses for the three months ended March 31, 2016 include $8 million related to the first quarter 2016 redemption of the Company's $350 million senior notes due August 2016.
The components of Other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Three months ended March 31
(In millions)	2017	2016
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2	$16
Asset-backed:
Residential mortgage-backed	—	—
Other asset-backed	—	2
Total asset-backed	—	2
Total fixed maturity securities available-for-sale	2	18
Equity securities available-for-sale -- Common stock	—	5
OTTI losses recognized in earnings	$2	$23

The following tables present a summary of fixed maturity and equity securities.

March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,838	$1,428	$37	$19,229	$(1)
States, municipalities and political subdivisions	12,261	1,219	31	13,449	(12)
Asset-backed:
Residential mortgage-backed	4,672	121	50	4,743	(27)
Commercial mortgage-backed	1,902	52	19	1,935	—
Other asset-backed	1,043	10	4	1,049	—
Total asset-backed	7,617	183	73	7,727	(27)
U.S. Treasury and obligations of government-sponsored enterprises	95	8	—	103	—
Foreign government	419	14	1	432	—
Redeemable preferred stock	19	1	—	20	—
Total fixed maturity securities available-for-sale	38,249	2,853	142	40,960	$(40)
Total fixed maturity securities trading	20			20
Equity securities available-for-sale:
Common stock	20	5	—	25
Preferred stock	92	5	2	95
Total equity securities available-for-sale	112	10	2	120
Total	$38,381	$2,863	$144	$41,100

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040	—
Other asset-backed	1,022	8	5	1,025	—
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10	—	93	—
Foreign government	435	13	3	445	—
Redeemable preferred stock	18	1	—	19	—
Total fixed maturity securities available-for-sale	38,349	2,736	192	40,893	$(45)
Total fixed maturity securities trading	12			12
Equity securities available-for-sale:
Common stock	13	6	—	19
Preferred stock	93	2	4	91
Total equity securities available-for-sale	106	8	4	110
Total	$38,467	$2,744	$196	$41,015

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2017 and December 31, 2016, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,060 million and $1,014 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,915	$29	$134	$8	$2,049	$37
States, municipalities and political subdivisions	845	31	33	—	878	31
Asset-backed:
Residential mortgage-backed	2,188	44	170	6	2,358	50
Commercial mortgage-backed	590	15	139	4	729	19
Other asset-backed	256	4	28	—	284	4
Total asset-backed	3,034	63	337	10	3,371	73
U.S. Treasury and obligations of government-sponsored enterprises	31	—	—	—	31	—
Foreign government	89	1	—	—	89	1
Total fixed maturity securities available-for-sale	5,914	124	504	18	6,418	142
Equity securities available-for-sale:
Common stock	2	—	—	—	2	—
Preferred stock	15	2	—	—	15	2
Total equity securities available-for-sale	17	2	—	—	17	2
Total	$5,931	$126	$504	$18	$6,435	$144

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24	—	422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5	—	—	—	5	—
Foreign government	108	3	—	—	108	3
Total fixed maturity securities available-for-sale	6,977	167	571	25	7,548	192
Equity securities available-for-sale -- Preferred stock	12	—	13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2017.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three months ended March 31
(In millions)	2017	2016
Beginning balance of credit losses on fixed maturity securities	$36	$53
Reductions for securities sold during the period	(4)	(5)
Ending balance of credit losses on fixed maturity securities	$32	$48
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2017		December 31, 2016
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,655	$1,701	$1,779	$1,828
Due after one year through five years	7,539	7,918	7,566	7,955
Due after five years through ten years	15,645	16,176	15,892	16,332
Due after ten years	13,410	15,165	13,112	14,778
Total	$38,249	$40,960	$38,349	$40,893
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $172 million and $174 million as of March 31, 2017 and December 31, 2016 and a fair value of $2 million and $3 million as of March 31, 2017 and December 31, 2016. The embedded derivative on funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of March 31, 2017, the Company had committed approximately $394 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2017, the Company had mortgage loan commitments of $46 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of March 31, 2017, the Company had commitments to purchase or fund additional amounts of $217 million and sell $196 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

March 31, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$19,125	$121	$19,246
States, municipalities and political subdivisions	—	13,451	1	13,452
Asset-backed:
Residential mortgage-backed	—	4,617	126	4,743
Commercial mortgage-backed	—	1,922	13	1,935
Other asset-backed	—	932	117	1,049
Total asset-backed	—	7,471	256	7,727
U.S. Treasury and obligations of government-sponsored enterprises	103	—	—	103
Foreign government	—	432	—	432
Redeemable preferred stock	20	—	—	20
Total fixed maturity securities	123	40,479	378	40,980
Equity securities	101	—	19	120
Other invested assets	—	5	—	5
Short term investments	225	829	—	1,054
Life settlement contracts, included in Other assets	—	—	46	46
Total assets	$449	$41,313	$443	$42,205
Liabilities
Other liabilities	$—	$(2)	$—	$(2)
Total liabilities	$—	$(2)	$—	$(2)

December 31, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$18,840	$130	$18,970
States, municipalities and political subdivisions	—	13,239	1	13,240
Asset-backed:
Residential mortgage-backed	—	4,944	129	5,073
Commercial mortgage-backed	—	2,027	13	2,040
Other asset-backed	—	968	57	1,025
Total asset-backed	—	7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	93	—	—	93
Foreign government	—	445	—	445
Redeemable preferred stock	19	—	—	19
Total fixed maturity securities	112	40,463	330	40,905
Equity securities	91	—	19	110
Other invested assets	—	5	—	5
Short term investments	475	853	—	1,328
Life settlement contracts, included in Other assets	—	—	58	58
Total assets	$678	$41,321	$407	$42,406
Liabilities
Other liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of January 1, 2017	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2017	Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2017 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$130	$—	$1	$5	$(1)	$(14)	$—	$—	$121	$—
States, municipalities and political subdivisions	1	—	—	—	—	—	—	—	1	—
Asset-backed:
Residential mortgage-backed	129	1	2	—	—	(6)	—	—	126	—
Commercial mortgage-backed	13	—	—	—	—	—	—	—	13	—
Other asset-backed	57	(1)	—	38	—	—	28	(5)	117	—
Total asset-backed	199	—	2	38	—	(6)	28	(5)	256	—
Total fixed maturity securities	330	—	3	43	(1)	(20)	28	(5)	378	—
Equity securities	19	—	1	1	(2)	—	—	—	19	—
Derivative financial instruments	—	1	—	—	(1)	—	—	—	—	—
Life settlement contracts	58	6	—	—	(13)	(5)	—	—	46	—
Total	$407	$7	$4	$44	$(17)	$(25)	$28	$(5)	$443	$—

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$(1)	$4	$53	$(16)	$(3)	$—	$(12)	$193	$—
States, municipalities and political subdivisions	2	—	—	—	—	—	—	—	2	—
Asset-backed:
Residential mortgage-backed	134	1	—	—	—	(5)	—	(2)	128	—
Commercial mortgage-backed	22	—	—	9	—	—	—	(4)	27	—
Other asset-backed	53	—	—	—	—	—	2	(5)	50	—
Total asset-backed	209	1	—	9	—	(5)	2	(11)	205	—
Total fixed maturity securities	379	—	4	62	(16)	(8)	2	(23)	400	—
Equity securities	20	—	(1)	—	—	—	—	—	19	—
Life settlement contracts	74	4	—	—	—	(6)	—	—	72	1
Total	$473	$4	$3	$62	$(16)	$(14)	$2	$(23)	$491	$1

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2017 and 2016 there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
Valuation Methodologies and Inputs
The following section describes the valuation methodologies and relevant inputs used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instruments are generally classified.
Fixed Maturity Securities
Level 1 securities include highly liquid and exchange traded bonds and redeemable preferred stock, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology, or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation, and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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
As of March 31, 2017 and December 31, 2016, there were approximately $35 million and $31 million respectively of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy, because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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
Life Settlement Contracts
The Company accounts for its investment in life settlement contracts using the fair value method. Historically, the fair value of life settlement contracts was determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as the Company's own assumptions for mortality, premium expense and the rate of return that a buyer would require on the contracts.
The entire portfolio of life settlement contracts, which is included within the Life and Group Non-Core segment, was determined to be held for sale as of December 31, 2016 as the Company reached an agreement on terms to sell the portfolio. As such, the Company adjusted the fair value to the estimated sales proceeds less cost to sell. The definitive Purchase and Sale Agreement (PSA) related to the portfolio was executed on March 7, 2017 (sale date). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer is recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. A number of contracts have been released from escrow as of March 31, 2017. The Company derecognized these contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable is included within Other assets on the Condensed Consolidated Balance Sheets and interest income is accreted to the principal balance of the note receivable. The remaining contracts still in escrow have not been derecognized and were measured at the fair value per the PSA.
The fair value of the Company's investments in life settlement contracts were $46 million and $58 million as of March 31, 2017 and December 31, 2016, and are included in Other assets on the Condensed Consolidated Balance Sheets. Despite the sale, the contracts have been classified as Level 3 as there is not an active market for life settlement contracts. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in Cash Flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts, as well as principal payments on the note receivable, are included in Cash Flows from investing activities.
Derivative Financial Investments
Level 2 securities primarily include the embedded derivative on the funds withheld liability. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities valued with observable inputs.

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The valuation of life settlement contracts was based on the terms of the sale of the contracts to a third party, therefore, the contracts are not included in the table below.

March 31, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$122	Discounted cash flow	Credit spread	2% - 40% (4%)

December 31, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$106	Discounted cash flow	Credit spread	2% - 40% (4%)
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

March 31, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$611	$—	$—	$616	$616
Note receivable	10	—	—	10	10
Liabilities
Short term debt	$150	$—	$156	$—	$156
Long term debt	2,560	—	2,811	—	2,811

December 31, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$591	$—	$—	$594	$594
Liabilities
Long term debt	$2,710	$—	$2,952	$—	$2,952
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair values of mortgage loans were based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.
The fair value of the note receivable was based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar notes, adjusted for specific credit risk.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $34 million and $36 million for three months ended March 31, 2017 and 2016. Catastrophe losses in the first quarter of 2017 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group Non-Core segment.

For the three months ended March 31
(In millions)	2017	2016
Reserves, beginning of year:
Gross	$22,343	$22,663
Ceded	4,094	4,087
Net reserves, beginning of year	18,249	18,576
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,207	1,224
Decrease in provision for insured events of prior years	(82)	(45)
Amortization of discount	48	48
Total net incurred (1)	1,173	1,227
Net payments attributable to:
Current year events	(68)	(76)
Prior year events	(1,184)	(1,147)
Total net payments	(1,252)	(1,223)
Foreign currency translation adjustment and other	14	39
Net reserves, end of period	18,184	18,619
Ceded reserves, end of period	4,076	4,399
Gross reserves, end of period	$22,260	$23,018

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits, which are not reflected in the table above.

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

Three months ended March 31, 2017
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(31)	$(24)	$(2)	$—	$(57)
Pretax (favorable) unfavorable premium development	(5)	37	(7)	—	25
Total pretax (favorable) unfavorable net prior year development	$(36)	$13	$(9)	$—	$(32)

Three months ended March 31, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(34)	$(14)	$(4)	$—	$(52)
Pretax (favorable) unfavorable premium development	(11)	(2)	(1)	—	(14)
Total pretax (favorable) unfavorable net prior year development	$(45)	$(16)	$(5)	$—	$(66)
Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium.  Audits on policies usually occur in a period after the expiration date of the policy. See further information on the premium development in the Commercial segment for the three months ended March 31, 2017 within Note F.

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Three months ended March 31
(In millions)	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$1	$(7)
Other Professional Liability and Management Liability	(32)	(9)
Surety	—	—
Warranty	—	2
Other	—	(20)
Total pretax (favorable) unfavorable development	$(31)	$(34)
2017
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of large losses related to professional liability in accident years 2011 through 2016.
2016
Favorable development for medical professional liability was due to lower than expected severity in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence and higher than expected severity in accident years 2014 and 2015.
Favorable development in other professional liability and management liability was primarily related to favorable settlements on claims in accident years 2011 through 2013. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014 and continued deterioration on claims in accident year 2009 related to the credit crisis.
Favorable development for other coverages was primarily due to better than expected claim frequency in property coverages provided to Specialty customers in accident year 2015.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2017	2016
Pretax (favorable) unfavorable development:
Commercial Auto	$(26)	$(15)
General Liability	—	(15)
Workers' Compensation	—	4
Property and Other	2	12
Total pretax (favorable) unfavorable development	$(24)	$(14)
2017
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2015.
2016
Favorable development for commercial auto was primarily due to favorable settlements on claims in accident years 2011 through 2014.
Favorable development for general liability was primarily due to favorable settlements on claims in accident years 2013 and 2014.
Unfavorable development for property and other was primarily due to higher than expected severity from a 2015 catastrophe event.
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—
Other Professional Liability	(1)	(1)
Liability	—	—
Property & Marine	1	(4)
Other	(2)	1
Total pretax (favorable) unfavorable development	$(2)	$(4)

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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2017	2016
Net A&EP adverse development before consideration of LPT	$60	$200
Retroactive reinsurance benefit recognized	(40)	(73)
Pretax impact of A&EP reserve development and the LPT	$20	$127
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $60 million and $200 million was recognized before consideration of cessions to the LPT for the three months ended March 31, 2017 and 2016. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO under the LPT, the Company’s Net income in both periods was negatively affected due to the application of retroactive reinsurance accounting.
As of March 31, 2017 and December 31, 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $354 million and $334 million as of March 31, 2017 and December 31, 2016.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.7 billion and $2.8 billion as of March 31, 2017 and December 31, 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Guarantees
CNA 401(k) Plus Plan Litigation
In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (CAC), CNAF, the Investment Committee of the CNA 401(k) Plus Plan, The Northern Trust Company and John Does 1-10 (collectively Defendants) over the CNA 401(k) Plus Plan. The complaint alleges that Defendants breached fiduciary duties to the CNA 401(k) Plus Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the CNA 401(k) Plus Plan's Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of the CNA 401(k) Plus Plan participants who had invested in the Fixed Income Fund suffered lower returns in their CNA 401(k) Plus Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. This litigation is in its preliminary stages, and as of yet no class has been certified. CCC and the other defendants are contesting the case and management currently is unable to predict the final outcome or the impact on the Company’s financial condition, results of operations, or cash flows. As of March 31, 2017, the likelihood of loss is reasonably possible, but the amount of loss, if any, cannot be estimated at this stage of the litigation.
Small Business Premium Rate Adjustment
The Company identified rating errors related to its multi-peril package product within its Small Business unit in the fourth quarter of 2016 and recorded a charge which reduced Earned premium by $16 million in anticipation of voluntarily issuing premium refunds related to affected policies written from December 1, 2015.  The Company notified state regulators and provided them with details regarding these anticipated voluntary premium refunds and other corrective actions related to the multi-peril package product.  At that time, the Company also alerted regulators that it was reviewing other business lines to determine whether similar issues exist.
In the first quarter of 2017, the Company concluded its review and determined that there were also rating errors related to Small Business workers' compensation policies. Accordingly, the Company recorded a charge which reduced Earned premium by $42 million in anticipation of voluntarily issuing premium refunds related to affected policies written from March 1, 2014. The Company is currently in dialogue with state regulators regarding this matter.
The estimated refund liability for the multi-peril product and workers' compensations policies as of March 31, 2017 was $36 million and $50 million, respectively. In the first quarter of 2017, the Company also recorded a $5 million liability for interest due to policyholders on the aggregate refund amounts. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company's Condensed Consolidated Financial Statements.
The amount of the refund and corresponding liability will continue to increase until required changes to the automated rating processes are fully implemented. The changes are expected to be implemented by the end of May for the multi-peril product and by the end of September for workers' compensation policies. Accordingly, subsequent to the periods discussed in the preceding paragraphs, written and earned premium for the subject product and policy lines are reported net of any impact from the premium rate adjustments.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.

Guarantees
As of March 31, 2017 and December 31, 2016, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of March 31, 2017, the aggregate amount related to quantifiable guarantees was $434 million and the aggregate amount related to quantifiable indemnification agreements was $254 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2017, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2017, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2017	2016
Pension cost (benefit)
Interest cost on projected benefit obligation	$26	$28
Expected return on plan assets	(39)	(40)
Amortization of net actuarial loss	9	9
Settlement loss	2	—
Net periodic pension cost (benefit)	$(2)	$(3)

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	—	85	—	11	96
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(2), $(9), $4, $- and $(7)	4	18	(7)	—	15
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(38), $(4), $- and $(41)	(4)	67	7	11	81
Balance as of March 31, 2017	$26	$709	$(640)	$(187)	$(92)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2016	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	3	223	—	14	240
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $7, $3, $- and $11	(2)	(11)	(6)	—	(19)
Other comprehensive income (loss) net of tax (expense) benefit of $(3), $(116), $(3), $- and $(122)	5	234	6	14	259
Balance as of March 31, 2016	$32	$624	$(642)	$(70)	$(56)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

Note I. Business Segments
The Company's core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. The Company's non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2016. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs and Goodwill are readily identifiable for all individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2017	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$664	$651	$197	$133	$—	$—	$1,645
Net investment income	153	178	12	197	5	—	545
Other revenues	94	9	—	1	—	—	104
Total operating revenues	911	838	209	331	5	—	2,294
Claims, Benefits and Expenses
Net incurred claims and benefits	386	437	115	330	21	—	1,289
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	143	116	46	—	—	—	305
Other insurance related expenses	69	126	27	32	—	—	254
Other expenses	81	14	(6)	2	44	—	135
Total claims, benefits and expenses	680	696	182	364	65	—	1,987
Operating income (loss) before income tax	231	142	27	(33)	(60)	—	307
Income tax (expense) benefit on operating income (loss)	(77)	(48)	(7)	37	23	—	(72)
Net operating income (loss)	154	94	20	4	(37)	—	235
Net realized investment gains (losses)	7	11	6	10	2	—	36
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(3)	(1)	(4)	—	—	(11)
Net realized investment gains (losses), after tax	4	8	5	6	2	—	25
Net income (loss)	$158	$102	$25	$10	$(35)	$—	$260

March 31, 2017
(In millions)
Reinsurance receivables	$817	$616	$133	$448	$2,419	$—	$4,433
Insurance receivables	874	1,048	254	12	3	—	2,191
Deferred acquisition costs	314	225	87	—	—	—	626
Goodwill	117	—	29	—	—	—	146
Insurance reserves
Claim and claim adjustment expenses	6,224	8,760	1,343	3,373	2,560	—	22,260
Unearned premiums	1,941	1,375	450	147	—	(1)	3,912
Future policy benefits	—	—	—	10,491	—	—	10,491

Three months ended March 31, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$682	$688	$198	$131	$—	$—	$1,699
Net investment income	107	126	12	187	3	—	435
Other revenues	87	6	1	—	3	—	97
Total operating revenues	876	820	211	318	6	—	2,231
Claims, Benefits and Expenses
Net incurred claims and benefits	390	442	121	323	128	—	1,404
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	144	116	47	—	—	—	307
Other insurance related expenses	75	141	28	33	—	—	277
Other expenses	75	5	9	3	54	—	146
Total claims, benefits and expenses	685	707	205	359	182	—	2,138
Operating income (loss) before income tax	191	113	6	(41)	(176)	—	93
Income tax (expense) benefit on operating income (loss)	(64)	(39)	—	39	62	—	(2)
Net operating income (loss)	127	74	6	(2)	(114)	—	91
Net realized investment gains (losses)	(11)	(18)	4	(3)	(8)	—	(36)
Income tax (expense) benefit on net realized investment gains (losses)	4	6	(1)	—	2	—	11
Net realized investment gains (losses), after tax	(7)	(12)	3	(3)	(6)	—	(25)
Net income (loss)	$120	$62	$9	$(5)	$(120)	$—	$66

March 31, 2016
(In millions)
Reinsurance receivables	$765	$623	$139	$496	$2,707	$—	$4,730
Insurance receivables	884	1,025	276	14	2	—	2,201
Deferred acquisition costs	309	225	88	—	—	—	622
Goodwill	117	—	33	—	—	—	150
Insurance reserves
Claim and claim adjustment expenses	6,325	9,095	1,395	3,311	2,892	—	23,018
Unearned premiums	1,861	1,347	464	136	—	(1)	3,807
Future policy benefits	—	—	—	10,500	—	—	10,500

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.

Three months ended March 31
(In millions)	2017	2016
Specialty
Management & Professional Liability	$661	$618
Surety	123	127
Warranty & Alternative Risks	134	120
Specialty revenues	918	865
Commercial
Middle Market	458	401
Small Business	97	143
Other Commercial Insurance	294	258
Commercial revenues	849	802
International
Canada	51	50
CNA Europe	73	78
Hardy	91	87
International revenues	215	215
Life & Group Non-Core revenues	341	315
Corporate & Other Non-Core revenues	7	(2)
Eliminations	—	—
Total revenues	$2,330	$2,195

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
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.
We utilize the net operating income (loss) financial measure to monitor our operations. Net operating income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net realized investment gains or losses, ii) income or loss from discontinued operations and iii) any cumulative effects of changes in accounting guidance. The calculation of net operating income excludes net realized investment gains or losses because net realized investment gains or losses are largely discretionary, except for some losses related to OTTI, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Management monitors net operating income (loss) for each business segment to assess segment performance. Presentation of consolidated net operating income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent 10-K on file with the Securities and Exchange Commission.
In evaluating the results of our core Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize rate, retention and new business in evaluating operating trends. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers.
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
The accounting estimates below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:

•	Insurance Reserves

•	Reinsurance and Insurance Receivables

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Policies

•	Pension and Postretirement Benefit Obligations

•	Income Taxes
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, equity, business and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

CONSOLIDATED OPERATIONS
The following table includes the consolidated results of our operations. For more detailed components of our business operations and the net operating income financial measure, see the segment discussions within this MD&A. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Three months ended March 31
(In millions)	2017	2016
Operating Revenues
Net earned premiums	$1,645	$1,699
Net investment income	545	435
Other revenues	104	97
Total operating revenues	2,294	2,231
Claims, Benefits and Expenses
Net incurred claims and benefits	1,289	1,404
Policyholders' dividends	4	4
Amortization of deferred acquisition costs	305	307
Other insurance related expenses	254	277
Other expenses	135	146
Total claims, benefits and expenses	1,987	2,138
Operating income before income tax	307	93
Income tax expense on operating income	(72)	(2)
Net operating income	235	91
Net realized investment gains (losses)	36	(36)
Income tax (expense) benefit on net realized investment gains (losses)	(11)	11
Net realized investment gains (losses), after tax	25	(25)
Net income	$260	$66
Net operating income increased $144 million for the three months ended March 31, 2017 as compared with the same period in 2016. Net operating income increased $61 million for our core segments primarily due to higher net investment income and lower underwriting expenses partially offset by unfavorable premium development. Net operating loss decreased $83 million for our non-core segments primarily due to lower adverse prior year reserve development recorded in the three months ended March 31, 2017 as compared to the same period in 2016 under the A&EP Loss Portfolio Transfer. Catastrophe losses were $24 million, after tax, for the three months ended March 31, 2017 and 2016.
Favorable net prior year development of $32 million and $66 million was recorded in the three months ended March 31, 2017 and 2016 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

SEGMENT RESULTS
The following discusses the results for our reporting segments. Our core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.

Specialty
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios, rate and retention)	2017	2016
Net written premiums	$679	$684
Net earned premiums	664	682
Net investment income	153	107
Net operating income	154	127
Net realized investment gains (losses), after tax	4	(7)
Net income	158	120

Other performance metrics:
Loss and loss adjustment expense ratio	58.2%	57.1%
Expense ratio	31.9	32.1
Dividend ratio	0.1	0.2
Combined ratio	90.2%	89.4%

Rate	1%	1%
Retention	88%	88%
New Business	$57	$65
Net written premiums for Specialty decreased $5 million for the three months ended March 31, 2017 as compared with the same period in 2016, driven by lower new business. The trend in net earned premiums was consistent with net written premiums.
Net operating income increased $27 million for the three months ended March 31, 2017 as compared with the same period in 2016, primarily due to higher net investment income.
The combined ratio increased 0.8 points for the three months ended March 31, 2017 as compared with the same period in 2016. The loss ratio increased 1.1 points driven by lower favorable net prior year development. Catastrophe losses were $4 million, or 0.5 points of the loss ratio, for the three months ended March 31, 2017, as compared to $4 million, or 0.6 points of the loss ratio, for the three months ended March 31, 2016. The expense ratio improved 0.2 points for the three months ended March 31, 2017 as compared with the same period in 2016.
Favorable net prior year development of $36 million and $45 million was recorded in the three months ended March 31, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2017	December 31, 2016
Gross case reserves	$1,842	$1,871
Gross IBNR reserves	4,382	4,278
Total gross carried claim and claim adjustment expense reserves	$6,224	$6,149
Net case reserves	$1,681	$1,681
Net IBNR reserves	3,731	3,723
Total net carried claim and claim adjustment expense reserves	$5,412	$5,404

Commercial
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios, rate and retention)	2017	2016
Net written premiums	$715	$748
Net earned premiums	651	688
Net investment income	178	126
Net operating income	94	74
Net realized investment gains (losses), after tax	8	(12)
Net income	102	62

Other performance metrics:
Loss and loss adjustment expense ratio	67.0%	64.2%
Expense ratio	37.4	37.3
Dividend ratio	0.5	0.4
Combined ratio	104.9%	101.9%

Rate	0%	0%
Retention	83%	84%
New Business	$139	$137
Net written premiums for Commercial decreased $33 million for the three months ended March 31, 2017 as compared with the same period in 2016, due to unfavorable premium development driven by a premium rate adjustment within Small Business more fully discussed in Note F to the Condensed Consolidated Financial Statements under Part 1, Item 1. This was partially offset by higher new business within Middle Markets.
Net operating income increased $20 million for the three months ended March 31, 2017 as compared with the same period in 2016, due to higher net investment income, lower underwriting expenses and higher favorable net prior year loss reserve development, partially offset by unfavorable premium development driven by the Small Business premium rate adjustment.
The combined ratio increased 3.0 points for the three months ended March 31, 2017, as compared with the same period in 2016, due to the unfavorable premium development. Excluding the impact of the Small Business premium rate adjustment on the ratios for both periods, the combined ratio decreased 3.6 points, driven by a 1.4 point decrease in the loss ratio primarily due to higher favorable net prior year loss reserve development and a 2.3 point decrease in the expense ratio primarily due to lower employee costs.
Catastrophe losses were $27 million, or 4.0 points of the loss ratio, for the three months ended March 31, 2017, as compared to $28 million, or 4.1 points of the loss ratio, for the three months ended March 31, 2016.
Favorable net prior year loss reserve development of $24 million and unfavorable premium development of $37 million was recorded for the three months ended March 31, 2017 as compared with favorable net prior year loss reserve development of $14 million and favorable premium development of $2 million for the three months ended March 31, 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table presents the gross and net carried reserves.

(In millions)	March 31, 2017	December 31, 2016
Gross case reserves	$4,613	$4,661
Gross IBNR reserves	4,147	4,233
Total gross carried claim and claim adjustment expense reserves	$8,760	$8,894
Net case reserves	$4,322	$4,353
Net IBNR reserves	3,862	3,952
Total net carried claim and claim adjustment expense reserves	$8,184	$8,305

International
The following table presents the results of operations.

Three months ended March 31
(In millions, except ratios, rate and retention)	2017	2016
Net written premiums	$238	$236
Net earned premiums	197	198
Net investment income	12	12
Net operating income	20	6
Net realized investment gains, after tax	5	3
Net income	25	9

Other performance metrics:
Loss and loss adjustment expense ratio	58.3%	61.2%
Expense ratio	36.8	37.8
Combined ratio	95.1%	99.0%

Rate	0%	0%
Retention	76%	81%
New Business	$65	$60
Net written premiums for International for the three months ended March 31, 2017 were consistent with 2016. Excluding the effect of foreign currency exchange rates and premium development, net written premiums increased 1.1% and net earned premiums were flat for the three months ended March 31, 2017 as compared with the same period in 2016.
Net operating income increased $14 million for the three months ended March 31, 2017 as compared with 2016, due to the favorable period over period effect of foreign currency exchange gains and losses and improved underwriting results.
The combined ratio improved 3.9 points for the three months ended March 31, 2017 as compared with 2016. The loss ratio improved 2.9 points, primarily due to an improved current accident year loss ratio driven by a lower level of large losses and higher favorable premium development. Catastrophe losses were $3 million, or 1.7 points of the loss ratio, for three months ended March 31, 2017 as compared to $4 million, or 2.1 points of the loss ratio, for three months ended March 31, 2016. The expense ratio improved 1.0 point for three months ended March 31, 2017, as compared with the same period in 2016, primarily due to foreign currency fluctuations.
Favorable net prior year development of $9 million and $5 million was recorded for the three months ended March 31, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2017	December 31, 2016
Gross case reserves	$641	$632
Gross IBNR reserves	702	696
Total gross carried claim and claim adjustment expense reserves	$1,343	$1,328
Net case reserves	$559	$548
Net IBNR reserves	666	653
Total net carried claim and claim adjustment expense reserves	$1,225	$1,201

Life & Group Non-Core
The following table presents the results of operations.

Three months ended March 31
(In millions)	2017	2016
Net earned premiums	$133	$131
Net investment income	197	187
Net operating income (loss)	4	(2)
Net realized investment gains (losses), after tax	6	(3)
Net income (loss)	10	(5)
Net operating results improved $6 million for the three months ended March 31, 2017 as compared with the same period in 2016. The improvement was driven by higher net investment income and favorable morbidity partially offset by unfavorable persistency in the long term care business.
Corporate & Other Non-Core
The following table presents the results of operations.

Three months ended March 31
(In millions)	2017	2016
Net investment income	$5	$3
Interest expense	38	42
Net operating loss	(37)	(114)
Net realized investment gains (losses), after tax	2	(6)
Net loss	(35)	(120)
Net operating loss was $37 million for the three months ended March 31, 2017, an improvement of $77 million as compared with the same period in 2016. This improvement was driven by lower adverse prior year reserve development recorded in 2017 for A&EP under the Loss Portfolio Transfer. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	March 31, 2017	December 31, 2016
Gross case reserves	$1,458	$1,524
Gross IBNR reserves	1,102	1,090
Total gross carried claim and claim adjustment expense reserves	$2,560	$2,614
Net case reserves	$95	$94
Net IBNR reserves	132	136
Total net carried claim and claim adjustment expense reserves	$227	$230

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2017	2016
Fixed maturity securities:
Taxable	$347	$345
Tax-Exempt	108	101
Total fixed maturity securities	455	446
Limited partnership investments	90	(14)
Other, net of investment expense	—	3
Net investment income	$545	$435
Net investment income, after tax	$389	$315

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.4%
Net investment income, after tax, for the three months ended March 31, 2017 increased $74 million as compared with the same period in 2016. The increase was driven by limited partnership investments, which returned 3.8% in 2017 as compared with (0.6)% in the prior year period. Income from fixed maturity securities, after tax, for the three months ended March 31, 2017 increased $7 million as compared with the same period in 2016, primarily due to an increase in the invested asset base.
Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Three months ended March 31
(In millions)	2017	2016
Fixed maturity securities:
Corporate and other bonds	$29	$(15)
States, municipalities and political subdivisions	6	3
Asset-backed	(4)	(6)
U.S. Treasury and obligations of government-sponsored enterprises	1	1
Total fixed maturity securities	32	(17)
Equity securities	—	(5)
Derivative securities	1	(7)
Short term investments and other	3	(7)
Net realized investment gains (losses)	36	(36)
Income tax (expense) benefit on net realized investment gains (losses)	(11)	11
Net realized investment gains (losses), after tax	$25	$(25)
Net realized investment results, after tax, improved $50 million for three months ended March 31, 2017 as compared with the same period in 2016, driven by the favorable period over period effect of net realized investment gains on sales of securities and lower OTTI losses recognized in earnings. Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2017		December 31, 2016
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,995	$28	$4,212	$32
AAA	1,832	117	1,881	110
AA	9,016	761	8,911	750
A	9,705	823	9,866	832
BBB	13,166	815	12,802	664
Non-investment grade	3,266	167	3,233	156
Total	$40,980	$2,711	$40,905	$2,544
As of March 31, 2017 and December 31, 2016, only 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,154	$44
AAA	284	8
AA	591	18
A	833	20
BBB	1,819	37
Non-investment grade	737	15
Total	$6,418	$142
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$90	$2
Due after one year through five years	816	10
Due after five years through ten years	4,083	82
Due after ten years	1,429	48
Total	$6,418	$142

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

	March 31, 2017		December 31, 2016
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$15,957	8.8	$15,724	8.7
Other interest sensitive investments	26,218	4.6	26,669	4.6
Total	$42,175	6.2	$42,393	6.1
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	March 31, 2017	December 31, 2016
Short term investments:
Commercial paper	$769	$733
U.S. Treasury securities	175	433
Money market funds	52	44
Other	143	197
Total short term investments	$1,139	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2017, net cash provided by operating activities was $282 million as compared with $334 million for the same period in 2016. Cash provided by operating activities reflected a lower level of distributions on limited partnerships and higher net claim and expense payments partially offset by the timing of income tax payments and lower salaries and related expenses.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $354 million for the three months ended March 31, 2017, as compared with net cash used of $9 million for the same period in 2016. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the three months ended March 31, 2017, net cash used by financing activities was $609 million as compared with $469 million for the same period in 2016. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of our 6.50% senior notes due August 15, 2016.
Common Stock Dividends
A quarterly dividend of $0.25 per share and a special dividend of $2.00 per share on our common stock were declared and paid in the first quarter of 2017. On April 28, 2017, our Board of Directors declared a quarterly dividend of $0.25 per share on our common stock, payable May 31, 2017 to stockholders of record on May 15, 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2017 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department's prior approval is $1,075 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $200 million during the nine months ended December 31, 2016 and $675 million during the three months ended March 31, 2017. As of March 31, 2017 CCC is able to pay approximately $200 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". As a result of the referendum, in 2017 the British government formally commenced the process to leave the E.U. and began negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. Although the terms of any future treaties are unknown, changes in our international operating platform may be required to allow us to continue to write business in the E.U. after the completion of Brexit. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

Our forward-looking statements speak only as of the date of the filing of this Quarterly Report on Form 10-Q and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2017. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2017, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2017.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: May 1, 2017	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Form of Award Letter to Executive Officers, along with Form of Award Terms, under the Long-Term Incentive Cash Plan	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE