Form 10-Q
period 2017-06-30
CNA FINANCIAL CORP
filed 2017-07-31
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2017
Common Stock, Par value $2.50	271,006,887

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Net earned premiums	$1,734	$1,730	$3,379	$3,429
Net investment income	475	502	1,020	937
Net realized investment gains (losses):
Other-than-temporary impairment losses	(2)	(15)	(4)	(38)
Other net realized investment gains	52	31	90	18
Net realized investment gains (losses)	50	16	86	(20)
Other revenues	107	100	211	197
Total revenues	2,366	2,348	4,696	4,543
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,280	1,339	2,573	2,747
Amortization of deferred acquisition costs	312	305	617	612
Other operating expenses	364	378	710	759
Interest	40	38	83	80
Total claims, benefits and expenses	1,996	2,060	3,983	4,198
Income before income tax	370	288	713	345
Income tax expense	(98)	(79)	(181)	(70)
Net income	$272	$209	$532	$275

Basic earnings per share	$1.01	$0.77	$1.96	$1.02

Diluted earnings per share	$1.00	$0.77	$1.96	$1.02

Dividends declared per share	$0.25	$0.25	$2.50	$2.50

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.1	270.5	271.0	270.4
Diluted	271.9	270.9	271.9	270.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Comprehensive Income
Net income	$272	$209	$532	$275
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	—	(1)	(4)	4
Net unrealized gains on other investments	77	310	144	544
Net unrealized gains on investments	77	309	140	548
Foreign currency translation adjustment	42	(48)	53	(34)
Pension and postretirement benefits	5	5	12	11
Other comprehensive income, net of tax	124	266	205	525
Total comprehensive income	$396	$475	$737	$800
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,668 and $38,361)	$41,749	$40,905
Equity securities at fair value (cost of $108 and $106)	118	110
Limited partnership investments	2,380	2,371
Other invested assets	42	36
Mortgage loans	646	591
Short term investments	1,333	1,407
Total investments	46,268	45,420
Cash	225	271
Reinsurance receivables (less allowance for uncollectible receivables of $38 and $37)	4,426	4,416
Insurance receivables (less allowance for uncollectible receivables of $46 and $46)	2,406	2,209
Accrued investment income	406	405
Deferred acquisition costs	647	600
Deferred income taxes	166	379
Property and equipment at cost (less accumulated depreciation of $263 and $254)	336	310
Goodwill	147	145
Other assets	1,178	1,078
Total assets	$56,205	$55,233
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,179	$22,343
Unearned premiums	4,107	3,762
Future policy benefits	10,824	10,326
Short term debt	150	—
Long term debt	2,561	2,710
Other liabilities (includes $28 and $50 due to Loews Corporation)	4,356	4,123
Total liabilities	44,177	43,264
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,987,085 and 270,495,998 shares outstanding)	683	683
Additional paid-in capital	2,167	2,173
Retained earnings	9,211	9,359
Accumulated other comprehensive income (loss)	32	(173)
Treasury stock (2,053,158 and 2,544,245 shares), at cost	(65)	(73)
Total stockholders’ equity	12,028	11,969
Total liabilities and stockholders' equity	$56,205	$55,233
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2017	2016
Cash Flows from Operating Activities
Net income	$532	$275
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	122	63
Trading portfolio activity	(11)	(7)
Net realized investment (gains) losses	(86)	20
Equity method investees	42	230
Net amortization of investments	(21)	(10)
Depreciation and amortization	43	39
Changes in:
Receivables, net	(195)	(540)
Accrued investment income	1	4
Deferred acquisition costs	(41)	(25)
Insurance reserves	262	666
Other assets	(118)	(106)
Other liabilities	(45)	(27)
Other, net	30	31
Total adjustments	(17)	338
Net cash flows provided by operating activities	515	613
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,142	3,066
Fixed maturity securities - maturities, calls and redemptions	1,770	1,247
Equity securities	22	72
Limited partnerships	100	124
Mortgage loans	17	109
Purchases:
Fixed maturity securities	(4,840)	(4,874)
Equity securities	(8)	—
Limited partnerships	(47)	(206)
Mortgage loans	(72)	(41)
Change in other investments	(3)	11
Change in short term investments	81	281
Purchases of property and equipment	(68)	(65)
Disposals of property and equipment	—	107
Other, net	17	2
Net cash flows provided (used) by investing activities	$111	$(167)

Six months ended June 30
(In millions)	2017	2016
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(676)	$(677)
Proceeds from the issuance of debt	—	498
Repayment of debt	—	(358)
Other, net	(1)	(1)
Net cash flows used by financing activities	(677)	(538)
Effect of foreign exchange rate changes on cash	5	(6)
Net change in cash	(46)	(98)
Cash, beginning of year	271	387
Cash, end of period	$225	$289
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Six months ended June 30
(In millions)	2017	2016
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,173	2,153
Stock-based compensation	(6)	2
Balance, end of period	2,167	2,155
Retained Earnings
Balance, beginning of period	9,359	9,313
Dividends paid to common stockholders	(680)	(677)
Net income	532	275
Balance, end of period	9,211	8,911
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(173)	(315)
Other comprehensive income	205	525
Balance, end of period	32	210
Treasury Stock
Balance, beginning of period	(73)	(78)
Stock-based compensation	8	5
Balance, end of period	(65)	(73)
Total stockholders' equity	$12,028	$11,886
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of June 30, 2017.
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
The interim financial data as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As of January 1, 2017, the Company adopted the updated accounting guidance and began recognizing excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income, instead of additional paid-in capital as required under previous guidance. The related cash flows are now classified within operating activities. As a result of this change, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The impact of the accounting change resulted in a decrease of $0 million and $3 million to income tax expense for the three and six months ended June 30, 2017.

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
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
For the three and six months ended June 30, 2017, approximately 847 thousand and 915 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, less than 1 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
For the three and six months ended June 30, 2016, approximately 409 thousand and 473 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 178 thousand and 180 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities	$457	$449	$912	$895
Equity securities	2	4	3	7
Limited partnership investments	16	46	106	32
Mortgage loans	8	13	15	22
Short term investments	3	1	6	4
Trading portfolio	4	4	6	6
Other	—	—	1	—
Gross investment income	490	517	1,049	966
Investment expense	(15)	(15)	(29)	(29)
Net investment income	$475	$502	$1,020	$937
Net realized investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$56	$40	$105	$85
Gross realized losses	(12)	(24)	(29)	(86)
Net realized investment gains (losses) on fixed maturity securities	44	16	76	(1)
Equity securities:
Gross realized gains	1	4	1	4
Gross realized losses	(1)	(1)	(1)	(6)
Net realized investment gains (losses) on equity securities	—	3	—	(2)
Derivatives	(3)	(6)	(2)	(13)
Short term investments and other	9	3	12	(4)
Net realized investment gains (losses)	$50	$16	$86	$(20)
Net realized investment losses for the six months ended June 30, 2016 include $8 million related to the first quarter 2016 redemption of the Company's $350 million senior notes due August 2016.
The components of Other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2	$13	$4	$29
Asset-backed:
Residential mortgage-backed	—	1	—	1
Other asset-backed	—	1	—	3
Total asset-backed	—	2	—	4
Total fixed maturity securities available-for-sale	2	15	4	33
Equity securities available-for-sale -- Common stock	—	—	—	5
OTTI losses recognized in earnings	$2	$15	$4	$38

The following tables present a summary of fixed maturity and equity securities.

June 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,823	$1,589	$29	$19,383	$—
States, municipalities and political subdivisions	12,461	1,380	15	13,826	(13)
Asset-backed:
Residential mortgage-backed	4,835	124	38	4,921	(27)
Commercial mortgage-backed	1,907	59	14	1,952	—
Other asset-backed	1,050	16	5	1,061	—
Total asset-backed	7,792	199	57	7,934	(27)
U.S. Treasury and obligations of government-sponsored enterprises	113	4	2	115	—
Foreign government	438	12	1	449	—
Redeemable preferred stock	18	1	—	19	—
Total fixed maturity securities available-for-sale	38,645	3,185	104	41,726	$(40)
Total fixed maturity securities trading	23			23
Equity securities available-for-sale:
Common stock	17	5	—	22
Preferred stock	91	6	1	96
Total equity securities available-for-sale	108	11	1	118
Total	$38,776	$3,196	$105	$41,867

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040	—
Other asset-backed	1,022	8	5	1,025	—
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10	—	93	—
Foreign government	435	13	3	445	—
Redeemable preferred stock	18	1	—	19	—
Total fixed maturity securities available-for-sale	38,349	2,736	192	40,893	$(45)
Total fixed maturity securities trading	12			12
Equity securities available-for-sale:
Common stock	13	6	—	19
Preferred stock	93	2	4	91
Total equity securities available-for-sale	106	8	4	110
Total	$38,467	$2,744	$196	$41,015

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2017 and December 31, 2016, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,221 million and $1,014 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,314	$26	$52	$3	$1,366	$29
States, municipalities and political subdivisions	742	15	24	—	766	15
Asset-backed:
Residential mortgage-backed	1,722	34	141	4	1,863	38
Commercial mortgage-backed	473	8	125	6	598	14
Other asset-backed	159	4	14	1	173	5
Total asset-backed	2,354	46	280	11	2,634	57
U.S. Treasury and obligations of government-sponsored enterprises	65	2	—	—	65	2
Foreign government	109	1	—	—	109	1
Total fixed maturity securities available-for-sale	4,584	90	356	14	4,940	104
Equity securities available-for-sale:
Common stock	1	—	—	—	1	—
Preferred stock	15	1	—	—	15	1
Total equity securities available-for-sale	16	1	—	—	16	1
Total	$4,600	$91	$356	$14	$4,956	$105

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24	—	422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5	—	—	—	5	—
Foreign government	108	3	—	—	108	3
Total fixed maturity securities available-for-sale	6,977	167	571	25	7,548	192
Equity securities available-for-sale -- Preferred stock	12	—	13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2017.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Beginning balance of credit losses on fixed maturity securities	$32	$48	$36	$53
Reductions for securities sold during the period	(2)	(7)	(6)	(12)
Ending balance of credit losses on fixed maturity securities	$30	$41	$30	$41
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2017		December 31, 2016
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,590	$1,628	$1,779	$1,828
Due after one year through five years	7,732	8,098	7,566	7,955
Due after five years through ten years	15,754	16,404	15,892	16,332
Due after ten years	13,569	15,596	13,112	14,778
Total	$38,645	$41,726	$38,349	$40,893
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $171 million and $174 million as of June 30, 2017 and December 31, 2016 and a fair value of $(1) million and $3 million as of June 30, 2017 and December 31, 2016. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of June 30, 2017, the Company had committed approximately $415 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of June 30, 2017, the Company had mortgage loan commitments of $39 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of June 30, 2017, the Company had commitments to purchase or fund additional amounts of $196 million and sell $165 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

June 30, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$19,306	$100	$19,406
States, municipalities and political subdivisions	—	13,825	1	13,826
Asset-backed:
Residential mortgage-backed	—	4,798	123	4,921
Commercial mortgage-backed	—	1,939	13	1,952
Other asset-backed	—	979	82	1,061
Total asset-backed	—	7,716	218	7,934
U.S. Treasury and obligations of government-sponsored enterprises	115	—	—	115
Foreign government	—	449	—	449
Redeemable preferred stock	19	—	—	19
Total fixed maturity securities	134	41,296	319	41,749
Equity securities	99	—	19	118
Other invested assets	—	5	—	5
Short term investments	260	981	—	1,241
Life settlement contracts, included in Other assets	—	—	1	1
Total assets	$493	$42,282	$339	$43,114
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$18,840	$130	$18,970
States, municipalities and political subdivisions	—	13,239	1	13,240
Asset-backed:
Residential mortgage-backed	—	4,944	129	5,073
Commercial mortgage-backed	—	2,027	13	2,040
Other asset-backed	—	968	57	1,025
Total asset-backed	—	7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	93	—	—	93
Foreign government	—	445	—	445
Redeemable preferred stock	19	—	—	19
Total fixed maturity securities	112	40,463	330	40,905
Equity securities	91	—	19	110
Other invested assets	—	5	—	5
Short term investments	475	853	—	1,328
Life settlement contracts, included in Other assets	—	—	58	58
Total assets	$678	$41,321	$407	$42,406
Liabilities
Other liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of April 1, 2017	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2017	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2017 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$121	$—	$—	$—	$—	$(11)	$—	$(10)	$100	$—
States, municipalities and political subdivisions	1	—	—	—	—	—	—	—	1	—
Asset-backed:
Residential mortgage-backed	126	1	1	—	—	(5)	—	—	123	—
Commercial mortgage-backed	13	—	—	—	—	—	—	—	13	—
Other asset-backed	117	—	—	13	—	(2)	24	(70)	82	—
Total asset-backed	256	1	1	13	—	(7)	24	(70)	218	—
Total fixed maturity securities	378	1	1	13	—	(18)	24	(80)	319	—
Equity securities	19	—	1	—	(1)	—	—	—	19	—
Life settlement contracts	46	—	—	—	(45)	—	—	—	1	—
Total	$443	$1	$2	$13	$(46)	$(18)	$24	$(80)	$339	$—

Level 3 (In millions)	Balance as of April 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$193	$1	$3	$94	$(20)	$(7)	$—	$(22)	$242	$—
States, municipalities and political subdivisions	2	—	—	—	—	—	—	—	2	—
Asset-backed:
Residential mortgage-backed	128	1	(1)	10	—	(4)	—	—	134	—
Commercial mortgage-backed	27	—	—	—	—	(9)	3	(10)	11	—
Other asset-backed	50	—	2	35	(25)	(1)	—	(16)	45	—
Total asset-backed	205	1	1	45	(25)	(14)	3	(26)	190	—
Total fixed maturity securities	400	2	4	139	(45)	(21)	3	(48)	434	—
Equity securities	19	—	—	—	—	—	—	—	19	—
Life settlement contracts	72	6	—	—	—	(11)	—	—	67	(3)
Total	$491	$8	$4	$139	$(45)	$(32)	$3	$(48)	$520	$(3)

Level 3 (In millions)	Balance as of January 1, 2017	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2017	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2017 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$130	$—	$1	$5	$(1)	$(25)	$—	$(10)	$100	$—
States, municipalities and political subdivisions	1	—	—	—	—	—	—	—	1	—
Asset-backed:
Residential mortgage-backed	129	2	3	—	—	(11)	—	—	123	—
Commercial mortgage-backed	13	—	—	—	—	—	—	—	13	—
Other asset-backed	57	(1)	—	51	—	(2)	52	(75)	82	—
Total asset-backed	199	1	3	51	—	(13)	52	(75)	218	—
Total fixed maturity securities	330	1	4	56	(1)	(38)	52	(85)	319	—
Equity securities	19	—	2	1	(3)	—	—	—	19	—
Derivative financial instruments	—	1	—	—	(1)	—	—	—	—	—
Life settlement contracts	58	6	—	—	(58)	(5)	—	—	1	—
Total	$407	$8	$6	$57	$(63)	$(43)	$52	$(85)	$339	$—

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$—	$7	$147	$(36)	$(10)	$—	$(34)	$242	$—
States, municipalities and political subdivisions	2	—	—	—	—	—	—	—	2	—
Asset-backed:
Residential mortgage-backed	134	2	(1)	10	—	(9)	—	(2)	134	—
Commercial mortgage-backed	22	—	—	9	—	(9)	3	(14)	11	—
Other asset-backed	53	—	2	35	(25)	(1)	2	(21)	45	—
Total asset-backed	209	2	1	54	(25)	(19)	5	(37)	190	—
Total fixed maturity securities	379	2	8	201	(61)	(29)	5	(71)	434	—
Equity securities	20	—	(1)	—	—	—	—	—	19	—
Life settlement contracts	74	10	—	—	—	(17)	—	—	67	(3)
Total	$473	$12	$7	$201	$(61)	$(46)	$5	$(71)	$520	$(3)

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
As of June 30, 2017 and December 31, 2016, there were approximately $37 million and $31 million respectively of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy, because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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
The entire portfolio of life settlement contracts, which is included within the Life and Group Non-Core segment, was determined to be held for sale as of December 31, 2016 as the Company reached an agreement on terms to sell the portfolio. As such, the Company adjusted the fair value to the estimated sales proceeds less cost to sell. The definitive Purchase and Sale Agreement (PSA) related to the portfolio was executed on March 7, 2017 (sale date). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer is recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. All but $1 million of the contracts have been released from escrow as of June 30, 2017. The Company derecognized the released contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable of $45 million is included within Other assets on the June 30, 2017 Condensed Consolidated Balance Sheet and interest income is accreted to the principal balance of the note receivable. The contracts remaining in escrow have not been derecognized, continue to be measured at the fair value per the PSA, and are expected to clear escrow in the third quarter of 2017.
The fair value of the Company's investments in life settlement contracts were $1 million and $58 million as of June 30, 2017 and December 31, 2016, and are included in Other assets on the Condensed Consolidated Balance Sheets. Despite the sale, the contracts have been classified as Level 3 as there is not an active market for life settlement contracts. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in Cash Flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts, as well as principal payments on the note receivable, are included in Cash Flows from investing activities.
Derivative Financial Investments
Level 2 securities primarily include the embedded derivative on the funds withheld liability. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities valued with observable inputs.

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The valuation of life settlement contracts was based on the terms of the sale of the contracts to a third party; therefore, the contracts are not included in the table below.

June 30, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$125	Discounted cash flow	Credit spread	2% - 40% (4%)

December 31, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$106	Discounted cash flow	Credit spread	2% - 40% (4%)
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

June 30, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$646	$—	$—	$655	$655
Note receivable	45	—	—	45	45
Liabilities
Short term debt	$150	$—	$154	$—	$154
Long term debt	2,561	—	2,819	—	2,819

December 31, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$591	$—	$—	$594	$594
Liabilities
Long term debt	$2,710	$—	$2,952	$—	$2,952
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $39 million and $73 million for the three and six months ended June 30, 2017. Catastrophe losses in 2017 resulted primarily from U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $85 million and $121 million for the three and six months ended June 30, 2016. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group Non-Core segment.

For the six months ended June 30
(In millions)	2017	2016
Reserves, beginning of year:
Gross	$22,343	$22,663
Ceded	4,094	4,087
Net reserves, beginning of year	18,249	18,576
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,443	2,583
Decrease in provision for insured events of prior years	(159)	(198)
Amortization of discount	93	93
Total net incurred (1)	2,377	2,478
Net payments attributable to:
Current year events	(266)	(311)
Prior year events	(2,331)	(2,185)
Total net payments	(2,597)	(2,496)
Foreign currency translation adjustment and other	70	46
Net reserves, end of period	18,099	18,604
Ceded reserves, end of period	4,080	4,371
Gross reserves, end of period	$22,179	$22,975

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

Three months ended June 30, 2017
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(23)	$(34)	$2	$—	$(55)
Pretax (favorable) unfavorable premium development	(5)	1	(4)	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(28)	$(33)	$(2)	$—	$(63)

Three months ended June 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(65)	$(18)	$(15)	$—	$(98)
Pretax (favorable) unfavorable premium development	(7)	(2)	1	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(72)	$(20)	$(14)	$—	$(106)

Six months ended June 30, 2017
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(54)	$(58)	$—	$—	$(112)
Pretax (favorable) unfavorable premium development	(10)	38	(11)	—	17
Total pretax (favorable) unfavorable net prior year development	$(64)	$(20)	$(11)	$—	$(95)

Six months ended June 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(99)	$(32)	$(19)	$—	$(150)
Pretax (favorable) unfavorable premium development	(18)	(4)	—	—	(22)
Total pretax (favorable) unfavorable net prior year development	$(117)	$(36)	$(19)	$—	$(172)
Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium.  Audits on policies usually occur in a period after the expiration date of the policy. See further information on the premium development in the Commercial segment for the three and six months ended June 30, 2017 within Note F.

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$3	$(23)	$4	$(30)
Other Professional Liability and Management Liability	(37)	(41)	(69)	(50)
Surety	—	—	—	—
Warranty	6	3	6	5
Other	5	(4)	5	(24)
Total pretax (favorable) unfavorable development	$(23)	$(65)	$(54)	$(99)
Three Months
2017
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2013 through 2015 and lower than expected severity in accident years 2014 through 2016 for professional liability.
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
Six Months
2017
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower frequency of large losses for accident years 2011 through 2016 for professional and management liability, lower than expected claim frequency in accident years 2013 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2016 for professional liability.
2016
Favorable development for medical professional liability was primarily due to lower than expected severity for individual healthcare professionals, allied facilities, and hospitals in accident years 2011 and prior. This was partially offset by unfavorable development in accident years 2012 and 2013 related to higher than expected large loss emergence in hospitals and higher than expected severity in accident years 2014 and 2015 in our aging services business.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$(20)	$(26)	$(35)
General Liability	(1)	(37)	(1)	(52)
Workers' Compensation	(46)	50	(46)	54
Property and Other	13	(11)	15	1
Total pretax (favorable) unfavorable development	$(34)	$(18)	$(58)	$(32)
Three Months
2017
Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs.
Unfavorable development for property and other was primarily due to higher than expected severity in accident year 2016.
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

Six Months
2017
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2015.
Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs.
Unfavorable development for property and other was primarily due to higher than expected severity in accident year 2016.
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(5)	$(1)	$(5)	$(1)
Other Professional Liability	10	18	9	17
Liability	(5)	(19)	(5)	(19)
Property & Marine	(12)	(3)	(11)	(7)
Other	14	(10)	12	(9)
Total pretax (favorable) unfavorable development	$2	$(15)	$—	$(19)
Three Months
2017
Unfavorable development for other professional liability was primarily due to higher than expected severity in accident year 2015 arising from the management liability business. This was partially offset by favorable development in accident years 2014 and prior.
Favorable development for property and marine was due to better than expected frequency in accident years 2014 through 2016.
Unfavorable development for other coverages was primarily due to adverse large claims experience in the Hardy political risks portfolio, relating largely to accident year 2016.
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
Six Months
2017
The drivers of development for the six month period were generally consistent with the three month summary above.
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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Net A&EP adverse development before consideration of LPT	$—	$—	$60	$200
Retroactive reinsurance benefit recognized	(3)	(9)	(43)	(82)
Pretax impact of A&EP reserve development and the LPT	$(3)	$(9)	$17	$118
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $60 million and $200 million was recognized before consideration of cessions to the LPT for the six months ended June 30, 2017 and 2016. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO under the LPT, the Company’s Net income in both periods was negatively affected due to the application of retroactive reinsurance accounting.
As of June 30, 2017 and December 31, 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $351 million and $334 million as of June 30, 2017 and December 31, 2016.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.8 billion as of June 30, 2017 and December 31, 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Guarantees
CNA 401(k) Plus Plan Litigation
In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (CAC) (a former subsidiary of CCC), CNAF, the Investment Committee of the CNA 401(k) Plus Plan (Plan), The Northern Trust Company and John Does 1-10 (collectively Defendants) related to the Plan. The complaint alleges that Defendants breached fiduciary duties to the Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the Plan's Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of Plan participants who had invested in the Fixed Income Fund suffered lower returns in their Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. This litigation is in its early stages, and as of yet no class has been certified. CCC and the other defendants are contesting the case. The parties are scheduled to attend a mediation in September 2017.
Management believes the likelihood of loss is reasonably possible; however, given the status of the litigation, the novel issues raised by the allegations and the uncertainty as to how to assess potential damages, management is currently unable to predict the final outcome. The Plan trustees have provided notice to their fiduciary coverage insurance carriers. Based on management’s current assessment and consideration of available insurance coverage, management does not believe that the ultimate resolution of this matter will have a material impact on the Company’s Condensed Consolidated Financial Statements; however, the timing of recognition of loss, if any, and insurance recovery, if any, may differ.
Small Business Premium Rate Adjustment
In prior quarters the Company identified rating errors related to its multi-peril package product and workers' compensation policies within its Small Business unit, and the Company is in the process of voluntarily issuing premium refunds related to affected policies. After the rating errors were identified written and earned premium have been reported net of any impact from the premium rate adjustments. Premium development recognized as a result of the rating errors was favorable of $1 million and adverse of $37 million for the three and six months ended June 30, 2017, respectively.
The estimated refund liability for the multi-peril product and workers' compensation policies as of June 30, 2017 was $96 million. The Company has reduced pretax operating income by $1 million and $6 million for the three and six months ended June 30, 2017 for interest due to policyholders on the aggregate refund amounts. The amount of the refund and corresponding liability will continue to increase until required changes to the automated rating processes are fully implemented. The required changes were implemented in the second quarter of 2017 for the multi-peril product and are expected to be implemented by the end of the third quarter of 2017 for workers' compensation policies. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company's Condensed Consolidated Financial Statements.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Condensed Consolidated Financial Statements.

Guarantees
As of June 30, 2017 and December 31, 2016, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of June 30, 2017, the aggregate amount related to quantifiable guarantees was $434 million and the aggregate amount related to quantifiable indemnification agreements was $254 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2017, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2017, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.
Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Pension cost (benefit)
Interest cost on projected benefit obligation	$26	$28	$52	$56
Expected return on plan assets	(39)	(40)	(78)	(80)
Amortization of net actuarial loss	9	10	18	19
Settlement loss	—	—	2	—
Net periodic pension cost (benefit)	$(4)	$(2)	$(6)	$(5)

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2017	$26	$709	$(640)	$(187)	$(92)
Other comprehensive income (loss) before reclassifications	(1)	108	—	42	149
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(15), $3, $- and $(11)	(1)	31	(5)	—	25
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(48), $(3), $- and $(51)	—	77	5	42	124
Balance as of June 30, 2017	$26	$786	$(635)	$(145)	$32

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2016	$32	$624	$(642)	$(70)	$(56)
Other comprehensive income (loss) before reclassifications	(1)	323	—	(48)	274
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(6), $3, $- and $(3)	—	13	(5)	—	8
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(157), $(3), $- and $(159)	(1)	310	5	(48)	266
Balance as of June 30, 2016	$31	$934	$(637)	$(118)	$210

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	(1)	193	—	53	245
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(24), $7, $- and $(18)	3	49	(12)	—	40
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(86), $(7), $- and $(92)	(4)	144	12	53	205
Balance as of June 30, 2017	$26	$786	$(635)	$(145)	$32

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2016	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	2	546	—	(34)	514
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $1, $6, $- and $8	(2)	2	(11)	—	(11)
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(273), $(6), $- and $(281)	4	544	11	(34)	525
Balance as of June 30, 2016	$31	$934	$(637)	$(118)	$210
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2017	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$689	$705	$206	$135	$—	$(1)	$1,734
Net investment income	120	143	13	195	4	—	475
Other revenues	98	9	(1)	—	1	—	107
Total operating revenues	907	857	218	330	5	(1)	2,316
Claims, Benefits and Expenses
Net incurred claims and benefits	398	422	129	328	(2)	—	1,275
Policyholders’ dividends	1	4	—	—	—	—	5
Amortization of deferred acquisition costs	149	118	45	—	—	—	312
Other insurance related expenses	72	128	31	32	(1)	(1)	261
Other expenses	82	11	(1)	1	50	—	143
Total claims, benefits and expenses	702	683	204	361	47	(1)	1,996
Operating income (loss) before income tax	205	174	14	(31)	(42)	—	320
Income tax (expense) benefit on operating income (loss)	(69)	(59)	(4)	36	15	—	(81)
Net operating income (loss)	136	115	10	5	(27)	—	239
Net realized investment gains (losses)	14	19	7	7	3	—	50
Income tax (expense) benefit on net realized investment gains (losses)	(5)	(6)	(1)	(3)	(2)	—	(17)
Net realized investment gains (losses), after tax	9	13	6	4	1	—	33
Net income (loss)	$145	$128	$16	$9	$(26)	$—	$272

Three months ended June 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$702	$696	$197	$136	$—	$(1)	$1,730
Net investment income	133	164	13	188	4	—	502
Other revenues	89	8	—	3	—	—	100
Total operating revenues	924	868	210	327	4	(1)	2,332
Claims, Benefits and Expenses
Net incurred claims and benefits	377	469	157	340	(8)	—	1,335
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	148	117	40	—	—	—	305
Other insurance related expenses	73	130	37	31	—	(1)	270
Other expenses	79	11	7	2	47	—	146
Total claims, benefits and expenses	678	730	241	373	39	(1)	2,060
Operating income (loss) before income tax	246	138	(31)	(46)	(35)	—	272
Income tax (expense) benefit on operating income (loss)	(82)	(46)	4	42	11	—	(71)
Net operating income (loss)	164	92	(27)	(4)	(24)	—	201
Net realized investment gains (losses)	4	8	4	(2)	2	—	16
Income tax (expense) benefit on net realized investment gains (losses)	(2)	(3)	(1)	(3)	1	—	(8)
Net realized investment gains (losses), after tax	2	5	3	(5)	3	—	8
Net income (loss)	$166	$97	$(24)	$(9)	$(21)	$—	$209

Six months ended June 30, 2017	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,353	$1,356	$403	$268	$—	$(1)	$3,379
Net investment income	273	321	25	392	9	—	1,020
Other revenues	192	18	(1)	1	1	—	211
Total operating revenues	1,818	1,695	427	661	10	(1)	4,610
Claims, Benefits and Expenses
Net incurred claims and benefits	784	859	244	658	19	—	2,564
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	292	234	91	—	—	—	617
Other insurance related expenses	141	254	58	64	(1)	(1)	515
Other expenses	163	25	(7)	3	94	—	278
Total claims, benefits and expenses	1,382	1,379	386	725	112	(1)	3,983
Operating income (loss) before income tax	436	316	41	(64)	(102)	—	627
Income tax (expense) benefit on operating income (loss)	(146)	(107)	(11)	73	38	—	(153)
Net operating income (loss)	290	209	30	9	(64)	—	474
Net realized investment gains (losses)	21	30	13	17	5	—	86
Income tax (expense) benefit on net realized investment gains (losses)	(8)	(9)	(2)	(7)	(2)	—	(28)
Net realized investment gains (losses), after tax	13	21	11	10	3	—	58
Net income (loss)	$303	$230	$41	$19	$(61)	$—	$532

June 30, 2017
(In millions)
Reinsurance receivables	$880	$591	$150	$461	$2,382	$—	$4,464
Insurance receivables	1,020	1,129	290	11	2	—	2,452
Deferred acquisition costs	318	234	95	—	—	—	647
Goodwill	117	—	30	—	—	—	147
Insurance reserves
Claim and claim adjustment expenses	6,229	8,586	1,442	3,417	2,505	—	22,179
Unearned premiums	1,988	1,481	500	139	—	(1)	4,107
Future policy benefits	—	—	—	10,824	—	—	10,824

Six months ended June 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,384	$1,384	$395	$267	$—	$(1)	$3,429
Net investment income	240	290	25	375	7	—	937
Other revenues	176	14	1	3	3	—	197
Total operating revenues	1,800	1,688	421	645	10	(1)	4,563
Claims, Benefits and Expenses
Net incurred claims and benefits	767	911	278	663	120	—	2,739
Policyholders’ dividends	2	6	—	—	—	—	8
Amortization of deferred acquisition costs	292	233	87	—	—	—	612
Other insurance related expenses	148	271	65	64	—	(1)	547
Other expenses	154	16	16	5	101	—	292
Total claims, benefits and expenses	1,363	1,437	446	732	221	(1)	4,198
Operating income (loss) before income tax	437	251	(25)	(87)	(211)	—	365
Income tax (expense) benefit on operating income (loss)	(146)	(85)	4	81	73	—	(73)
Net operating income (loss)	291	166	(21)	(6)	(138)	—	292
Net realized investment gains (losses)	(7)	(10)	8	(5)	(6)	—	(20)
Income tax (expense) benefit on net realized investment gains (losses)	2	3	(2)	(3)	3	—	3
Net realized investment gains (losses), after tax	(5)	(7)	6	(8)	(3)	—	(17)
Net income (loss)	$286	$159	$(15)	$(14)	$(141)	$—	$275

December 31, 2016
(In millions)
Reinsurance receivables	$760	$621	$131	$462	$2,479	$—	$4,453
Insurance receivables	982	1,021	233	17	2	—	2,255
Deferred acquisition costs	310	214	76	—	—	—	600
Goodwill	117	—	28	—	—	—	145
Insurance reserves
Claim and claim adjustment expenses	6,149	8,894	1,328	3,358	2,614	—	22,343
Unearned premiums	1,911	1,323	396	132	—	—	3,762
Future policy benefits	—	—	—	10,326	—	—	10,326

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Specialty
Management & Professional Liability	$646	$659	$1,307	$1,277
Surety	137	133	260	260
Warranty & Alternative Risks	138	136	272	256
Specialty revenues	921	928	1,839	1,793
Commercial
Middle Market	462	434	920	835
Small Business	129	151	226	294
Other Commercial Insurance	285	291	579	549
Commercial revenues	876	876	1,725	1,678
International
Canada	53	51	104	101
CNA Europe	79	81	152	159
Hardy	93	82	184	169
International revenues	225	214	440	429
Life & Group Non-Core revenues	337	325	678	640
Corporate & Other Non-Core revenues	8	6	15	4
Eliminations	(1)	(1)	(1)	(1)
Total revenues	$2,366	$2,348	$4,696	$4,543

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
In evaluating the results of our core Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Rate, renewal premium change and retention presented for the prior year is updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Operating Revenues
Net earned premiums	$1,734	$1,730	$3,379	$3,429
Net investment income	475	502	1,020	937
Other revenues	107	100	211	197
Total operating revenues	2,316	2,332	4,610	4,563
Claims, Benefits and Expenses
Net incurred claims and benefits	1,275	1,335	2,564	2,739
Policyholders' dividends	5	4	9	8
Amortization of deferred acquisition costs	312	305	617	612
Other insurance related expenses	261	270	515	547
Other expenses	143	146	278	292
Total claims, benefits and expenses	1,996	2,060	3,983	4,198
Operating income before income tax	320	272	627	365
Income tax expense on operating income	(81)	(71)	(153)	(73)
Net operating income	239	201	474	292
Net realized investment gains (losses)	50	16	86	(20)
Income tax (expense) benefit on net realized investment gains (losses)	(17)	(8)	(28)	3
Net realized investment gains (losses), after tax	33	8	58	(17)
Net income	$272	$209	$532	$275
Three Month Comparison
Net operating income increased $38 million for the three months ended June 30, 2017 as compared with the same period in 2016. Net operating income increased $32 million for our core segments driven by improved current accident year underwriting results which more than offset lower net investment income. Net operating loss decreased $6 million for our non-core segments. Catastrophe losses were $24 million after tax for the three months ended June 30, 2017 as compared to $58 million after tax for the same period in 2016.
Favorable net prior year development of $63 million and $106 million was recorded in the three months ended June 30, 2017 and 2016 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net operating income increased $182 million for the six months ended June 30, 2017 as compared with the same period in 2016. Net operating income increased $93 million for our core segments primarily due to higher net investment income, improved underwriting results despite less favorable net prior year loss reserve development and the favorable period over period effect of foreign currency exchange gains and losses. Net operating loss decreased $89 million for our non-core segments primarily due to lower adverse prior year reserve development recorded in the six months ended June 30, 2017 as compared to the same period in 2016 under the A&EP Loss Portfolio Transfer. Catastrophe losses were $48 million after tax for the six months ended June 30, 2017 as compared to $82 million after tax for the same period in 2016.
Favorable net prior year development of $95 million and $172 million was recorded in the six months ended June 30, 2017 and 2016 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

SEGMENT RESULTS
The following discusses the results for our reporting segments. Our core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.

Specialty
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate and retention)	2017	2016	2017	2016
Net written premiums	$716	$691	$1,395	$1,375
Net earned premiums	689	702	1,353	1,384
Net investment income	120	133	273	240
Net operating income	136	164	290	291
Net realized investment gains (losses), after tax	9	2	13	(5)
Net income	145	166	303	286

Other performance metrics:
Loss and loss adjustment expense ratio	57.7%	53.9%	57.9%	55.5%
Expense ratio	32.0	31.3	32.1	31.7
Dividend ratio	0.2	0.2	0.1	0.2
Combined ratio	89.9%	85.4%	90.1%	87.4%

Rate	1%	0%	1%	1%
Renewal premium change	1	1	2	2
Retention	88	88	88	88
New business	$66	$61	$123	$126
Three Month Comparison
Net written premiums for Specialty increased $25 million for the three months ended June 30, 2017 as compared with the same period in 2016. The renewal premium change was positive and retention remained strong. New business was modestly higher and broad-based. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Net operating income decreased $28 million for the three months ended June 30, 2017 as compared with the same period in 2016, primarily due to lower favorable net prior year loss reserve development and lower net investment income.
The combined ratio increased 4.5 points for the three months ended June 30, 2017 as compared with the same period in 2016. The loss ratio increased 3.8 points driven by lower favorable net prior year loss reserve development partially offset by an improved current accident year loss ratio. Catastrophe losses were $5 million, or 0.8 points of the loss ratio, for the three months ended June 30, 2017 as compared to $9 million, or 1.3 points of the loss ratio, for the three months ended June 30, 2016. The expense ratio increased 0.7 points for the three months ended June 30, 2017 as compared with the same period in 2016.
Favorable net prior year development of $28 million and $72 million was recorded in the three months ended June 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Specialty increased $20 million for the six months ended June 30, 2017 as compared with the same period in 2016, driven by positive renewal premium change. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Net operating income decreased $1 million for the six months ended June 30, 2017 as compared with the same period in 2016, as lower favorable net prior year loss reserve development was primarily offset by higher net investment income.
The combined ratio increased 2.7 points for the six months ended June 30, 2017 as compared with the same period in 2016. The loss ratio increased 2.4 points driven by lower favorable net prior year loss reserve development partially offset by an improved current accident year loss ratio. Catastrophe losses were $9 million, or 0.7 points of the loss ratio, for the six months ended June 30, 2017 as compared to $13 million, or 1.0 point of the loss ratio, for the six months ended June 30, 2016. The expense ratio increased 0.4 points for the six months ended June 30, 2017 as compared with the same period in 2016.
Favorable net prior year development of $64 million and $117 million was recorded in the six months ended June 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2017	December 31, 2016
Gross case reserves	$1,835	$1,871
Gross IBNR reserves	4,394	4,278
Total gross carried claim and claim adjustment expense reserves	$6,229	$6,149
Net case reserves	$1,676	$1,681
Net IBNR reserves	3,684	3,723
Total net carried claim and claim adjustment expense reserves	$5,360	$5,404

Commercial
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate and retention)	2017	2016	2017	2016
Net written premiums	$767	$740	$1,482	$1,488
Net earned premiums	705	696	1,356	1,384
Net investment income	143	164	321	290
Net operating income	115	92	209	166
Net realized investment gains (losses), after tax	13	5	21	(7)
Net income	128	97	230	159

Other performance metrics:
Loss and loss adjustment expense ratio	60.0%	67.4%	63.4%	65.8%
Expense ratio	34.5	35.7	35.9	36.5
Dividend ratio	0.6	0.4	0.5	0.4
Combined ratio	95.1%	103.5%	99.8%	102.7%

Rate	0%	0%	0%	0%
Renewal premium change	2	2	1	3
Retention	82	84	84	83
New business	$153	$146	$292	$283
Three Month Comparison
Net written premiums for Commercial increased $27 million for the three months ended June 30, 2017 as compared with the same period in 2016. The increase was driven by higher new business within Middle Markets and positive renewal premium change, offset by slightly lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $23 million for the three months ended June 30, 2017 as compared with the same period in 2016, due to improved underwriting results partially offset by lower net investment income.
The combined ratio improved 8.4 points for the three months ended June 30, 2017 as compared with the same period in 2016. The loss ratio improved 7.4 points due to an improved current accident year loss ratio and higher favorable net prior year loss reserve development. Catastrophe losses were $35 million, or 4.8 points of the loss ratio, for the three months ended June 30, 2017, as compared to $55 million, or 8.0 points of the loss ratio, for the three months ended June 30, 2016. The expense ratio improved 1.2 points for the three months ended June 30, 2017 as compared with the same period in 2016 due to lower employee costs.
Favorable net prior year development of $33 million and $20 million was recorded in the three months ended June 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Commercial decreased $6 million for the six months ended June 30, 2017 as compared with the same period in 2016, due to unfavorable premium development driven by a premium rate adjustment within Small Business more fully discussed in Note F to the Condensed Consolidated Financial Statements under Part I, Item 1. This was mostly offset by higher new business within Middle Markets, positive renewal premium change and higher retention. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income increased $43 million for the six months ended June 30, 2017 as compared with the same period in 2016, due to higher net investment income and improved underwriting results.
The combined ratio improved 2.9 points for the six months ended June 30, 2017 as compared with the same period in 2016, driven by an improved current accident year loss ratio. Catastrophe losses were $62 million, or 4.4 points of the loss ratio, for the six months ended June 30, 2017, as compared to $83 million, or 6.1 points of the loss ratio, for the six months ended June 30, 2016. Excluding the impact of the Small Business premium rate adjustment on the ratios for both periods, the combined ratio decreased 6.6 points, driven by a 4.7 point decrease in the loss ratio primarily due to improved current accident year loss ratio and a 2.0 point decrease in the expense ratio primarily due to lower employee costs.
Favorable net prior year loss reserve development of $58 million and unfavorable premium development of $38 million was recorded for the six months ended June 30, 2017 as compared with favorable net prior year loss reserve development of $32 million and favorable premium development of $4 million for the six months ended June 30, 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2017	December 31, 2016
Gross case reserves	$4,487	$4,661
Gross IBNR reserves	4,099	4,233
Total gross carried claim and claim adjustment expense reserves	$8,586	$8,894
Net case reserves	$4,206	$4,353
Net IBNR reserves	3,822	3,952
Total net carried claim and claim adjustment expense reserves	$8,028	$8,305

International
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate and retention)	2017	2016	2017	2016
Net written premiums	$219	$194	$457	$430
Net earned premiums	206	197	403	395
Net investment income	13	13	25	25
Net operating income (loss)	10	(27)	30	(21)
Net realized investment gains, after tax	6	3	11	6
Net income (loss)	16	(24)	41	(15)

Other performance metrics:
Loss and loss adjustment expense ratio	62.8%	79.8%	60.6%	70.5%
Expense ratio	37.3	38.8	37.1	38.3
Combined ratio	100.1%	118.6%	97.7%	108.8%

Rate	0%	(2)%	0%	(1)%
Renewal premium change	4	(3)	2	(2)
Retention	78	76	78	79
New business	$73	$62	$138	$122
Three Month Comparison
Net written premiums for International increased $25 million for the three months ended June 30, 2017 as compared with the same period in 2016. The increase was due to higher new business, improved retention and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating results improved $37 million for the three months ended June 30, 2017 as compared with the same period in 2016, driven by improved underwriting results and the favorable period over period effect of foreign currency exchange gains and losses.
The combined ratio improved 18.5 points for the three months ended June 30, 2017 as compared with the same period in 2016. The loss ratio improved 17.0 points, primarily due to an improved current accident year loss ratio driven by a lower level of large and catastrophe losses, partially offset by lower favorable net prior year loss reserve development. There were no catastrophe losses for the three months ended June 30, 2017 as compared to $21 million, or 10.6 points of the loss ratio, for the three months ended June 30, 2016. The expense ratio improved 1.5 points for the three months ended June 30, 2017 as compared with the same period in 2016, primarily due to higher net earned premiums.
Favorable net prior year development of $2 million and $14 million was recorded for the three months ended June 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for International increased $27 million for the six months ended June 30, 2017 as compared with the same period in 2016 due to higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating results improved $51 million for the six months ended June 30, 2017 as compared with the same period in 2016, driven by improved underwriting results and the favorable period over period effect of foreign currency exchange gains and losses.
The combined ratio improved 11.1 points for the six months ended June 30, 2017 as compared with the same period in 2016. The loss ratio improved 9.9 points, primarily due to an improved current accident year loss ratio driven by a lower level of large and catastrophe losses. Catastrophe losses were $2 million, or 0.6 points of the loss ratio, for the six months ended June 30, 2017 as compared to $25 million, or 6.3 points of the loss ratio, for the six months ended June 30, 2016. The expense ratio improved 1.2 points for the six months ended June 30, 2017 as compared with the same period in 2016, primarily due to higher net earned premiums.
Favorable net prior year development of $11 million and $19 million was recorded for the six months ended June 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2017	December 31, 2016
Gross case reserves	$681	$632
Gross IBNR reserves	761	696
Total gross carried claim and claim adjustment expense reserves	$1,442	$1,328
Net case reserves	$594	$548
Net IBNR reserves	706	653
Total net carried claim and claim adjustment expense reserves	$1,300	$1,201

Life & Group Non-Core
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Net earned premiums	$135	$136	$268	$267
Net investment income	195	188	392	375
Net operating income (loss)	5	(4)	9	(6)
Net realized investment gains (losses), after tax	4	(5)	10	(8)
Net income (loss)	9	(9)	19	(14)
Three Month Comparison
Net operating results improved $9 million for the three months ended June 30, 2017 as compared with the same period in 2016 driven by improved long term care morbidity.
Six Month Comparison
Net operating results improved $15 million for the six months ended June 30, 2017 as compared with the same period in 2016. The improvement was driven by favorable morbidity partially offset by unfavorable persistency in the long term care business.

Corporate & Other Non-Core
The following table presents the results of operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Net investment income	$4	$4	$9	$7
Interest expense	39	38	77	80
Net operating loss	(27)	(24)	(64)	(138)
Net realized investment gains (losses), after tax	1	3	3	(3)
Net loss	(26)	(21)	(61)	(141)
Three Month Comparison
Net operating loss increased $3 million for the three months ended June 30, 2017 as compared with the same period in 2016 driven by lower recognition of retroactive reinsurance deferred gain on the Loss Portfolio Transfer due to lower net A&EP claim payments. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Net operating loss was $64 million for the six months ended June 30, 2017, an improvement of $74 million as compared with the same period in 2016. This improvement was driven by lower adverse prior year reserve development recorded in 2017 for A&EP under the Loss Portfolio Transfer.
The following table presents the gross and net carried reserves.

(In millions)	June 30, 2017	December 31, 2016
Gross case reserves	$1,437	$1,524
Gross IBNR reserves	1,068	1,090
Total gross carried claim and claim adjustment expense reserves	$2,505	$2,614
Net case reserves	$97	$94
Net IBNR reserves	127	136
Total net carried claim and claim adjustment expense reserves	$224	$230

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities:
Taxable	$351	$349	$698	$694
Tax-Exempt	106	100	214	201
Total fixed maturity securities	457	449	912	895
Limited partnership investments	16	46	106	32
Other, net of investment expense	2	7	2	10
Net investment income	$475	$502	$1,020	$937
Net investment income, after tax	$344	$362	$733	$677

Effective income yield for the fixed maturity securities portfolio, pretax	4.8%	4.8%	4.8%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.5%	3.4%	3.4%
Net investment income, after tax, for the three months ended June 30, 2017 decreased $18 million as compared with the same period in 2016. The decrease was driven by limited partnership investments, which returned 0.7% in 2017 as compared with 1.8% in the prior year period. Income from fixed maturity securities, after tax, for the three months ended June 30, 2017 increased $5 million as compared with the same period in 2016, primarily due to an increase in the invested asset base.
Net investment income, after tax, for the six months ended June 30, 2017 increased $56 million as compared with the same period in 2016. The increase was driven by limited partnership investments, which returned 4.5% in 2017 as compared with 1.2% in the prior year period. Income from fixed maturity securities, after tax, for the six months ended June 30, 2017 increased $12 million as compared with the same period in 2016, primarily due to an increase in the invested asset base.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities:
Corporate and other bonds	$39	$7	$68	$(8)
States, municipalities and political subdivisions	4	—	10	3
Asset-backed	(1)	6	(5)	—
U.S. Treasury and obligations of government-sponsored enterprises	2	1	3	2
Foreign government	—	2	—	2
Total fixed maturity securities	44	16	76	(1)
Equity securities	—	3	—	(2)
Derivative financial securities	(3)	(6)	(2)	(13)
Short term investments and other	9	3	12	(4)
Net realized investment gains (losses)	50	16	86	(20)
Income tax (expense) benefit on net realized investment gains (losses)	(17)	(8)	(28)	3
Net realized investment gains (losses), after tax	$33	$8	$58	$(17)
Net realized investment gains, after tax, improved $25 million for the three months ended June 30, 2017 as compared with the same period in 2016, driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings.
Net realized investment results, after tax, improved $75 million for the six months ended June 30, 2017 as compared with the same period in 2016, driven by higher net realized investment gains on sales of securities and lower OTTI losses recognized in earnings.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2017		December 31, 2016
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,249	$39	$4,212	$32
AAA	1,819	139	1,881	110
AA	9,104	870	8,911	750
A	10,014	895	9,866	832
BBB	13,409	982	12,802	664
Non-investment grade	3,154	156	3,233	156
Total	$41,749	$3,081	$40,905	$2,544
As of June 30, 2017 and December 31, 2016, only 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,744	$34
AAA	197	6
AA	616	10
A	635	12
BBB	1,150	22
Non-investment grade	598	20
Total	$4,940	$104
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$72	$1
Due after one year through five years	785	15
Due after five years through ten years	3,035	66
Due after ten years	1,048	22
Total	$4,940	$104

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

	June 30, 2017		December 31, 2016
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$16,375	8.7	$15,724	8.7
Other interest sensitive investments	26,513	4.4	26,669	4.6
Total	$42,888	6.1	$42,393	6.1
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	June 30, 2017	December 31, 2016
Short term investments:
Commercial paper	$932	$733
U.S. Treasury securities	186	433
Money market funds	76	44
Other	139	197
Total short term investments	$1,333	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2017, net cash provided by operating activities was $515 million as compared with $613 million for the same period in 2016. Cash provided by operating activities reflected a lower level of distributions on limited partnerships and higher net claim payments partially offset by an increase in premiums collected and lower salaries and related expenses paid.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $111 million for the six months ended June 30, 2017, as compared with net cash used of $167 million for the same period in 2016. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the six months ended June 30, 2017, net cash used by financing activities was $677 million as compared with $538 million for the same period in 2016. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of our 6.50% senior notes due August 15, 2016.
Common Stock Dividends
Dividends of $2.50 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2017. On July 28, 2017, our Board of Directors declared a quarterly dividend of $0.30 per share on our common stock, payable August 30, 2017 to stockholders of record on August 14, 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2017 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department's prior approval is $1,075 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $200 million during the six months ended December 31, 2016 and $775 million during the six months ended June 30, 2017. As of June 30, 2017 CCC is able to pay approximately $100 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For discussion of Accounting Standards Updates adopted as of January 1, 2017 and that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". As a result of the referendum, in 2017 the British government formally commenced the process to leave the E.U. and began negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. Although the terms of any future treaties are unknown, we believe changes in our international operating platform will be required to allow us to continue to write business in the E.U. after the completion of Brexit, therefore we have begun the process of establishing a new European subsidiary in Luxembourg. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2017. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2017, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2017.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: July 31, 2017	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Retirement Agreement, dated April 4, 2017, between CNA Financial Corporation and Jonathan D. Kantor	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE