Form 10-Q
period 2017-09-30
CNA FINANCIAL CORP
filed 2017-10-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2017
Common Stock, Par value $2.50	271,176,870

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Net earned premiums	$1,806	$1,767	$5,185	$5,196
Net investment income	509	524	1,529	1,461
Net realized investment (losses) gains:
Other-than-temporary impairment losses	(5)	(18)	(9)	(56)
Other net realized investment (losses) gains	(19)	64	71	82
Net realized investment (losses) gains	(24)	46	62	26
Other revenues	107	96	318	293
Total revenues	2,398	2,433	7,094	6,976
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,480	1,202	4,053	3,949
Amortization of deferred acquisition costs	309	314	926	926
Other operating expenses	381	403	1,091	1,162
Interest	41	39	124	119
Total claims, benefits and expenses	2,211	1,958	6,194	6,156
Income before income tax	187	475	900	820
Income tax expense	(43)	(132)	(224)	(202)
Net income	$144	$343	$676	$618

Basic earnings per share	$0.53	$1.27	$2.49	$2.28

Diluted earnings per share	$0.53	$1.26	$2.48	$2.28

Dividends declared per share	$0.30	$0.25	$2.80	$2.75

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.2	270.5	271.1	270.4
Diluted	272.1	271.2	272.0	271.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Comprehensive Income
Net income	$144	$343	$676	$618
Other Comprehensive Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	1	3	(3)	7
Net unrealized gains on other investments	23	42	167	586
Net unrealized gains on investments	24	45	164	593
Foreign currency translation adjustment	41	(24)	94	(58)
Pension and postretirement benefits	10	6	22	17
Other comprehensive income, net of tax	75	27	280	552
Total comprehensive income	$219	$370	$956	$1,170
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,814 and $38,361)	$42,090	$40,905
Equity securities at fair value (cost of $118 and $106)	129	110
Limited partnership investments	2,311	2,371
Other invested assets	42	36
Mortgage loans	722	591
Short term investments	1,453	1,407
Total investments	46,747	45,420
Cash	283	271
Reinsurance receivables (less allowance for uncollectible receivables of $37 and $37)	4,332	4,416
Insurance receivables (less allowance for uncollectible receivables of $46 and $46)	2,294	2,209
Accrued investment income	436	405
Deferred acquisition costs	643	600
Deferred income taxes	141	379
Property and equipment at cost (less accumulated depreciation of $275 and $254)	325	310
Goodwill	147	145
Other assets	1,234	1,078
Total assets	$56,582	$55,233
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,209	$22,343
Unearned premiums	4,060	3,762
Future policy benefits	11,040	10,326
Short term debt	150	—
Long term debt	2,707	2,710
Other liabilities (includes $25 and $50 due to Loews Corporation)	4,247	4,123
Total liabilities	44,413	43,264
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,176,870 and 270,495,998 shares outstanding)	683	683
Additional paid-in capital	2,167	2,173
Retained earnings	9,273	9,359
Accumulated other comprehensive income (loss)	107	(173)
Treasury stock (1,863,373 and 2,544,245 shares), at cost	(61)	(73)
Total stockholders’ equity	12,169	11,969
Total liabilities and stockholders' equity	$56,582	$55,233
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2017	2016
Cash Flows from Operating Activities
Net income	$676	$618
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	125	112
Trading portfolio activity	8	—
Net realized investment gains	(62)	(26)
Equity method investees	89	265
Net amortization of investments	(30)	(17)
Depreciation and amortization	66	57
Changes in:
Receivables, net	18	(311)
Accrued investment income	(31)	(30)
Deferred acquisition costs	(34)	(24)
Insurance reserves	248	464
Other assets	(121)	(96)
Other liabilities	(106)	61
Other, net	48	47
Total adjustments	218	502
Net cash flows provided by operating activities	894	1,120
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,167	4,234
Fixed maturity securities - maturities, calls and redemptions	2,635	2,263
Equity securities	22	79
Limited partnerships	160	200
Mortgage loans	22	137
Purchases:
Fixed maturity securities	(6,877)	(7,472)
Equity securities	(18)	(1)
Limited partnerships	(85)	(222)
Mortgage loans	(153)	(88)
Change in other investments	(2)	10
Change in short term investments	(29)	241
Purchases of property and equipment	(80)	(94)
Disposals of property and equipment	—	107
Other, net	20	2
Net cash flows used by investing activities	$(218)	$(604)

Nine months ended September 30
(In millions)	2017	2016
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(761)	$(746)
Proceeds from the issuance of debt	496	498
Repayment of debt	(391)	(358)
Other, net	(17)	1
Net cash flows used by financing activities	(673)	(605)
Effect of foreign exchange rate changes on cash	9	(8)
Net change in cash	12	(97)
Cash, beginning of year	271	387
Cash, end of period	$283	$290
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine months ended September 30
(In millions)	2017	2016
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,173	2,153
Stock-based compensation	(6)	10
Balance, end of period	2,167	2,163
Retained Earnings
Balance, beginning of period	9,359	9,313
Dividends paid to common stockholders	(762)	(746)
Net income	676	618
Balance, end of period	9,273	9,185
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(173)	(315)
Other comprehensive income	280	552
Balance, end of period	107	237
Treasury Stock
Balance, beginning of period	(73)	(78)
Stock-based compensation	12	5
Balance, end of period	(61)	(73)
Total stockholders' equity	$12,169	$12,195
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of September 30, 2017.
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
The interim financial data as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As of January 1, 2017, the Company adopted the updated accounting guidance and began recognizing excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income, instead of additional paid-in capital as required under previous guidance. The related cash flows are now classified within operating activities. As a result of this change, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The impact of the accounting change resulted in a decrease of $2 million and $5 million to income tax expense for the three and nine months ended September 30, 2017.

Accounting Standards Pending Adoption
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in an amount that reflects the consideration the entity is entitled to receive for the transfer of the promised goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption.  While the Company continues to evaluate the impacts of this new guidance on the Consolidated financial statements, including disclosures, the Company expects that revenue on warranty products and services will be recognized more slowly than under the current revenue recognition pattern.  For a significant portion of warranty products, the Company also expects Other revenues and Other operating expenses to increase to reflect the gross amount paid by consumers to the auto dealer that acts as the Company's agent. The Company expects to adopt this guidance using the modified retrospective approach. While the cumulative effect of adoption using the modified retrospective approach may be significant, the Company does not expect the impact of the new guidance to be material to its results of operations or financial position.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The updated accounting guidance requires changes to the reporting model for financial instruments.  The guidance is effective for interim and annual periods beginning after December 15, 2017.  The Company expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption, the Company will recognize an adjustment for the cumulative amount of unrealized investment gains and losses related to available-for-sale equity securities within the opening balances of Retained earnings and Accumulated other comprehensive income (loss). The Company does not expect the impact of adopting ASU 2016-01 to have a material effect on the Company’s results of operations or financial position.
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
For the three and nine months ended September 30, 2017, approximately 907 thousand and 916 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, less than 1 thousand and approximately 4 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities	$455	$457	$1,367	$1,352
Equity securities	1	1	4	8
Limited partnership investments	51	65	157	97
Mortgage loans	9	8	24	30
Short term investments	4	2	10	6
Trading portfolio	3	1	9	7
Other	1	4	2	4
Gross investment income	524	538	1,573	1,504
Investment expense	(15)	(14)	(44)	(43)
Net investment income	$509	$524	$1,529	$1,461
Net realized investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$34	$67	$139	$152
Gross realized losses	(18)	(20)	(47)	(106)
Net realized investment gains (losses) on fixed maturity securities	16	47	92	46
Equity securities:
Gross realized gains	—	1	1	5
Gross realized losses	—	(4)	(1)	(10)
Net realized investment gains (losses) on equity securities	—	(3)	—	(5)
Derivatives	(1)	1	(3)	(12)
Short term investments and other	(39)	1	(27)	(3)
Net realized investment gains (losses)	$(24)	$46	$62	$26
Net realized investment gains (losses) for the three and nine months ended September 30, 2017 included a $42 million loss related to the redemption of the Company's $350 million senior notes due November 2019. Net realized investment gains (losses) for the nine months ended September 30, 2016 included a $8 million loss related to the first quarter 2016 redemption of the Company's $350 million senior notes due August 2016.
The components of Other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$14	$8	$43
Asset-backed:
Residential mortgage-backed	1	—	1	1
Other asset-backed	—	—	—	3
Total asset-backed	1	—	1	4
Total fixed maturity securities available-for-sale	5	14	9	47
Equity securities available-for-sale -- Common stock	—	4	—	9
OTTI losses recognized in earnings	$5	$18	$9	$56

The following tables present a summary of fixed maturity and equity securities.

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,965	$1,645	$26	$19,584	$—
States, municipalities and political subdivisions	12,462	1,501	7	13,956	(14)
Asset-backed:
Residential mortgage-backed	4,906	127	28	5,005	(28)
Commercial mortgage-backed	1,858	55	13	1,900	—
Other asset-backed	1,047	18	4	1,061	—
Total asset-backed	7,811	200	45	7,966	(28)
U.S. Treasury and obligations of government-sponsored enterprises	115	3	3	115	—
Foreign government	439	10	4	445	—
Redeemable preferred stock	18	2	—	20	—
Total fixed maturity securities available-for-sale	38,810	3,361	85	42,086	$(42)
Total fixed maturity securities trading	4			4
Equity securities available-for-sale:
Common stock	16	7	1	22
Preferred stock	102	5	—	107
Total equity securities available-for-sale	118	12	1	129
Total	$38,932	$3,373	$86	$42,219

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040	—
Other asset-backed	1,022	8	5	1,025	—
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10	—	93	—
Foreign government	435	13	3	445	—
Redeemable preferred stock	18	1	—	19	—
Total fixed maturity securities available-for-sale	38,349	2,736	192	40,893	$(45)
Total fixed maturity securities trading	12			12
Equity securities available-for-sale:
Common stock	13	6	—	19
Preferred stock	93	2	4	91
Total equity securities available-for-sale	106	8	4	110
Total	$38,467	$2,744	$196	$41,015

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group Non-Core segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2017 and December 31, 2016, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,321 million and $1,014 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,216	$21	$91	$5	$1,307	$26
States, municipalities and political subdivisions	583	6	56	1	639	7
Asset-backed:
Residential mortgage-backed	1,522	25	106	3	1,628	28
Commercial mortgage-backed	378	6	138	7	516	13
Other asset-backed	129	4	10	—	139	4
Total asset-backed	2,029	35	254	10	2,283	45
U.S. Treasury and obligations of government-sponsored enterprises	67	3	6	—	73	3
Foreign government	191	4	5	—	196	4
Total fixed maturity securities available-for-sale	4,086	69	412	16	4,498	85
Equity securities available-for-sale:
Common stock	2	1	—	—	2	1
Preferred stock	16	—	—	—	16	—
Total equity securities available-for-sale	18	1	—	—	18	1
Total	$4,104	$70	$412	$16	$4,516	$86

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24	—	422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5	—	—	—	5	—
Foreign government	108	3	—	—	108	3
Total fixed maturity securities available-for-sale	6,977	167	571	25	7,548	192
Equity securities available-for-sale -- Preferred stock	12	—	13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2017.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Beginning balance of credit losses on fixed maturity securities	$30	$41	$36	$53
Reductions for securities sold during the period	(2)	(2)	(8)	(14)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(1)	—	(1)
Ending balance of credit losses on fixed maturity securities	$28	$38	$28	$38
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2017		December 31, 2016
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,374	$1,404	$1,779	$1,828
Due after one year through five years	7,931	8,293	7,566	7,955
Due after five years through ten years	15,853	16,574	15,892	16,332
Due after ten years	13,652	15,815	13,112	14,778
Total	$38,810	$42,086	$38,349	$40,893
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $170 million and $174 million as of September 30, 2017 and December 31, 2016 and a fair value of $(1) million and $3 million as of September 30, 2017 and December 31, 2016. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of September 30, 2017, the Company had committed approximately $405 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of September 30, 2017, the Company had mortgage loan commitments of $68 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of September 30, 2017, the Company had commitments to purchase or fund additional amounts of $205 million and sell $185 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables.

September 30, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$19,469	$119	$19,588
States, municipalities and political subdivisions	—	13,955	1	13,956
Asset-backed:
Residential mortgage-backed	—	4,829	176	5,005
Commercial mortgage-backed	—	1,876	24	1,900
Other asset-backed	—	915	146	1,061
Total asset-backed	—	7,620	346	7,966
U.S. Treasury and obligations of government-sponsored enterprises	115	—	—	115
Foreign government	—	445	—	445
Redeemable preferred stock	20	—	—	20
Total fixed maturity securities	135	41,489	466	42,090
Equity securities	110	—	19	129
Other invested assets	—	5	—	5
Short term investments	479	876	—	1,355
Total assets	$724	$42,370	$485	$43,579
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate and other bonds	$—	$18,840	$130	$18,970
States, municipalities and political subdivisions	—	13,239	1	13,240
Asset-backed:
Residential mortgage-backed	—	4,944	129	5,073
Commercial mortgage-backed	—	2,027	13	2,040
Other asset-backed	—	968	57	1,025
Total asset-backed	—	7,939	199	8,138
U.S. Treasury and obligations of government-sponsored enterprises	93	—	—	93
Foreign government	—	445	—	445
Redeemable preferred stock	19	—	—	19
Total fixed maturity securities	112	40,463	330	40,905
Equity securities	91	—	19	110
Other invested assets	—	5	—	5
Short term investments	475	853	—	1,328
Life settlement contracts, included in Other assets	—	—	58	58
Total assets	$678	$41,321	$407	$42,406
Liabilities
Other liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Balance as of July 1, 2017	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2017	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2017 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$100	$1	$1	$13	$—	$(11)	$15	$—	$119	$—
States, municipalities and political subdivisions	1	—	—	—	—	—	—	—	1	—
Asset-backed:
Residential mortgage-backed	123	1	1	—	—	(7)	58	—	176	—
Commercial mortgage-backed	13	—	(1)	12	—	(2)	2	—	24	—
Other asset-backed	82	(1)	1	27	—	(4)	41	—	146	—
Total asset-backed	218	—	1	39	—	(13)	101	—	346	—
Total fixed maturity securities	319	1	2	52	—	(24)	116	—	466	—
Equity securities	19	—	—	—	—	—	—	—	19	—
Life settlement contracts	1	—	—	—	(1)	—	—	—	—	—
Total	$339	$1	$2	$52	$(1)	$(24)	$116	$—	$485	$—

Level 3 (In millions)	Balance as of July 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$242	$1	$7	$16	$—	$(5)	$—	$—	$261	$—
States, municipalities and political subdivisions	2	—	—	—	—	(1)	—	—	1	—
Asset-backed:
Residential mortgage-backed	134	—	(1)	5	—	(1)	—	(58)	79	—
Commercial mortgage-backed	11	—	—	23	—	(8)	—	(2)	24	—
Other asset-backed	45	—	—	34	—	—	—	(36)	43	—
Total asset-backed	190	—	(1)	62	—	(9)	—	(96)	146	—
Total fixed maturity securities	434	1	6	78	—	(15)	—	(96)	408	—
Equity securities	19	(1)	1	—	—	—	—	—	19	(2)
Life settlement contracts	67	—	—	—	—	—	—	—	67	—
Total	$520	$—	$7	$78	$—	$(15)	$—	$(96)	$494	$(2)

Level 3 (In millions)	Balance as of January 1, 2017	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2017	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2017 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$130	$1	$2		$18	$(1)	$(36)	$15	$(10)	$119	$—
States, municipalities and political subdivisions	1	—	—	—	—	—	—	—	—	1	—
Asset-backed:
Residential mortgage-backed	129	3	4	—	—	—	(18)	58	—	176	—
Commercial mortgage-backed	13	—	(1)	—	12	—	(2)	2	—	24	—
Other asset-backed	57	(2)	1	—	78	—	(6)	93	(75)	146	—
Total asset-backed	199	1	4		90	—	(26)	153	(75)	346	—
Total fixed maturity securities	330	2	6		108	(1)	(62)	168	(85)	466	—
Equity securities	19	—	2	—	1	(3)	—	—	—	19	—
Derivative financial instruments	—	1	—	—	—	(1)	—	—	—	—	—
Life settlement contracts	58	6	—		—	(59)	(5)	—	—	—	—
Total	$407	$9	$8		$109	$(64)	$(67)	$168	$(85)	$485	$—

Level 3 (In millions)	Balance as of January 1, 2016	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)*	Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2016	Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2016 recognized in Net income (loss)*
Fixed maturity securities:
Corporate and other bonds	$168	$1	$14	$163	$(36)	$(15)	$—	$(34)	$261	$—
States, municipalities and political subdivisions	2	—	—	—	—	(1)	—	—	1	—
Asset-backed:
Residential mortgage-backed	134	2	(2)	15	—	(10)	—	(60)	79	—
Commercial mortgage-backed	22	—	—	32	—	(17)	3	(16)	24	—
Other asset-backed	53	—	2	69	(25)	(1)	2	(57)	43	—
Total asset-backed	209	2	—	116	(25)	(28)	5	(133)	146	—
Total fixed maturity securities	379	3	14	279	(61)	(44)	5	(167)	408	—
Equity securities	20	(1)	—	—	—	—	—	—	19	(2)
Life settlement contracts	74	10	—	—	—	(17)	—	—	67	2
Total	$473	$12	$14	$279	$(61)	$(61)	$5	$(167)	$494	$—

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Condensed Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
As of September 30, 2017 and December 31, 2016, there were approximately $37 million and $31 million respectively of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy, because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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
The entire portfolio of life settlement contracts, which is included within the Life and Group Non-Core segment, was determined to be held for sale as of December 31, 2016 as the Company reached an agreement on terms to sell the portfolio. As such, the Company adjusted the fair value to the estimated sales proceeds less cost to sell. The definitive Purchase and Sale Agreement (PSA) related to the portfolio was executed on March 7, 2017 (sale date). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer was recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. All of the contracts have been released from escrow as of September 30, 2017. The Company derecognized the released contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable of $45 million is included within Other assets on the September 30, 2017 Condensed Consolidated Balance Sheet and interest income is accreted to the principal balance of the note.
The fair value of the Company's investments in life settlement contracts were $0 million and $58 million as of September 30, 2017 and December 31, 2016, and are included in Other assets on the Condensed Consolidated Balance Sheets. Despite the sale, the contracts were classified as Level 3 as there is not an active market for life settlement contracts. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in Cash Flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts, as well as principal payments on the note receivable, are included in Cash Flows from investing activities.
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

September 30, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$139	Discounted cash flow	Credit spread	1% - 12% (3%)

December 31, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$106	Discounted cash flow	Credit spread	2% - 40% (4%)
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

September 30, 2017	Carrying Amount		Estimated Fair Value
(In millions)			Level 1	Level 2		Level 3	Total
Assets
Mortgage loans	$722		$—	$—		$731	$731
Note receivable	45	—	—	—	—	46	46
Liabilities
Short term debt	$150		$—	$152		$—	$152
Long term debt	2,707		—	2,916		—	2,916

December 31, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$591	$—	$—	$594	$594
Liabilities
Long term debt	$2,710	$—	$2,952	$—	$2,952
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $269 million and $342 million for the three and nine months ended September 30, 2017. Net catastrophe losses for the three and nine months ended September 30, 2017 included $149 million related to Hurricane Harvey, $95 million related to Hurricane Irma and $20 million related to Hurricane Maria. The remaining catastrophe losses in 2017 resulted primarily from U.S. weather-related events. Catastrophe-related reinsurance reinstatement premium was $6 million for the three and nine months ended September 30, 2017. The Company reported catastrophe losses, net of reinsurance, of $16 million and $137 million for the three and nine months ended September 30, 2016. Catastrophe losses in 2016 resulted primarily from U.S. weather-related events and the Fort McMurray wildfires.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group Non-Core segment.

For the nine months ended September 30
(In millions)	2017	2016
Reserves, beginning of year:
Gross	$22,343	$22,663
Ceded	4,094	4,087
Net reserves, beginning of year	18,249	18,576
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,949	3,799
Decrease in provision for insured events of prior years	(284)	(332)
Amortization of discount	138	134
Total net incurred (1)	3,803	3,601
Net payments attributable to:
Current year events	(560)	(591)
Prior year events	(3,401)	(3,209)
Total net payments	(3,961)	(3,800)
Foreign currency translation adjustment and other	110	39
Net reserves, end of period	18,201	18,416
Ceded reserves, end of period	4,008	4,256
Gross reserves, end of period	$22,209	$22,672

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

Three months ended September 30, 2017
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(109)	$(7)	$1	$—	$(115)
Pretax (favorable) unfavorable premium development	(3)	(11)	(5)	—	(19)
Total pretax (favorable) unfavorable net prior year development	$(112)	$(18)	$(4)	$—	$(134)

Three months ended September 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(112)	$(5)	$(15)	$—	$(132)
Pretax (favorable) unfavorable premium development	—	(3)	(2)	—	(5)
Total pretax (favorable) unfavorable net prior year development	$(112)	$(8)	$(17)	$—	$(137)

Nine months ended September 30, 2017
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(163)	$(65)	$1	$—	$(227)
Pretax (favorable) unfavorable premium development	(13)	27	(16)	—	(2)
Total pretax (favorable) unfavorable net prior year development	$(176)	$(38)	$(15)	$—	$(229)

Nine months ended September 30, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other Non-Core	Total
Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development	$(211)	$(37)	$(34)	$—	$(282)
Pretax (favorable) unfavorable premium development	(18)	(7)	(2)	—	(27)
Total pretax (favorable) unfavorable net prior year development	$(229)	$(44)	$(36)	$—	$(309)
Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium.  Audits on policies usually occur in a period after the expiration date of the policy. See further information on the premium development in the Commercial segment for the three and nine months ended September 30, 2017 within the Small Business discussion in Note F.

Specialty
The following table presents further detail of the net prior year claim and allocated claim adjustment expense reserve development (development) recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$1	$13	$5	$(17)
Other Professional Liability and Management Liability	(27)	(48)	(96)	(98)
Surety	(82)	(63)	(82)	(63)
Warranty	(1)	2	5	7
Other	—	(16)	5	(40)
Total pretax (favorable) unfavorable development	$(109)	$(112)	$(163)	$(211)
Three Months
2017
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2012 through 2015, primarily for professional liability products.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.
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

Nine Months
2017
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower frequency of large losses for accident years 2011 through 2016 for professional and management liability, lower than expected claim frequency in accident years 2012 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2016 for professional liability.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Pretax (favorable) unfavorable development:
Commercial Auto	$(14)	$(12)	$(40)	$(47)
General Liability	7	14	6	(38)
Workers' Compensation	7	(6)	(39)	48
Property and Other	(7)	(1)	8	—
Total pretax (favorable) unfavorable development	$(7)	$(5)	$(65)	$(37)
Three Months
2017
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2015 and 2016, as well as a large favorable recovery on a claim in accident year 2012.
Unfavorable development in workers' compensation reflects the recognition of loss estimates related to favorable premium development as well as an adverse arbitration ruling related to reinsurance recoverables from older accident years.
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

Nine Months
2017
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2016, as well as a large favorable recovery on a claim in accident year 2012.
Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs. This was partially offset by unfavorable development related to an adverse arbitration ruling on reinsurance recoverables from older accident years as well as the recognition of loss estimates associated with favorable premium development.
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$4	$(2)	$(1)	$(3)
Other Professional Liability	(8)	(1)	1	16
Liability	4	(2)	(1)	(21)
Property & Marine	(4)	(9)	(15)	(16)
Other	5	(1)	17	(10)
Total pretax (favorable) unfavorable development	$1	$(15)	$1	$(34)
Three Months
2017
Favorable development in other professional liability was primarily due to better than expected emergence in the Canadian run-off business in accident years 2014 and prior.
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

Nine Months
2017
Favorable development for other professional liability was primarily due to better than expected emergence in the Canadian run-off business in accident years 2014 and prior, as well as several favorable settlements relating to large claims in the Europe Professional Indemnity portfolio. This was partially offset by higher than expected severity in accident year 2015 arising from the management liability business.
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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Net A&EP adverse development before consideration of LPT	$—	$—	$60	$200
Retroactive reinsurance benefit recognized	(17)	(12)	(60)	(94)
Pretax impact of A&EP reserve development and the LPT	$(17)	$(12)	$—	$106
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $60 million and $200 million was recognized before consideration of cessions to the LPT for the nine months ended September 30, 2017 and 2016. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. While this unfavorable development was ceded to NICO under the LPT, the Company’s Net income in both periods was negatively affected due to the application of retroactive reinsurance accounting.
As of September 30, 2017 and December 31, 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $334 million as of September 30, 2017 and December 31, 2016.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.9 billion and $2.8 billion as of September 30, 2017 and December 31, 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings and Guarantees
CNA 401(k) Plus Plan Litigation
In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (CAC) (a former subsidiary of CCC), CNAF, the Investment Committee of the CNA 401(k) Plus Plan (Plan), The Northern Trust Company and John Does 1-10 (collectively Defendants) related to the Plan. The complaint alleges that Defendants breached fiduciary duties to the Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the Plan's Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of Plan participants who had invested in the Fixed Income Fund suffered lower returns in their Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. CCC and the other defendants are contesting the case, and no class has been certified. The Plan trustees have provided notice to their fiduciary coverage insurance carriers. Progress on the litigation has been limited as the parties are currently in mediation.
Based on information currently available and our assessment of the mediation, management has recorded its best estimate of probable loss; however, it is reasonably possible that the ultimate liability may differ from that amount given the inherent uncertainty involved in this matter. After consideration of available insurance coverage, management does not believe that the ultimate resolution of this matter will have a material impact on the Company’s results of operations or financial position though the timing of recognition of any additional loss, if any, and insurance recovery, if any, may differ.
Small Business Premium Rate Adjustment
In prior quarters, the Company identified rating errors related to its multi-peril package product and workers' compensation policies within its Small Business unit, and the Company determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. There was no premium development impact for the three months ended September 30, 2017 and $37 million of adverse premium development was recognized as a result of the rating errors for the nine months ended September 30, 2017. Pretax operating income was reduced by $1 million and $7 million for the three and nine months ended September 30, 2017 for interest due to policyholders on the premium rate adjustments.
The policyholder refunds for the multi-package product were issued in the current quarter. The estimated refund liability for the workers' compensation policies as of September 30, 2017 was $61 million including interest. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company's results of operations or financial position.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.

Guarantees
As of September 30, 2017 and December 31, 2016, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of September 30, 2017, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $254 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2017, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2017, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Pension cost (benefit)
Interest cost on projected benefit obligation	$25	$29	$77	$85
Expected return on plan assets	(38)	(41)	(116)	(121)
Amortization of net actuarial loss	9	9	27	28
Settlement loss	6	—	8	—
Net periodic pension cost (benefit)	$2	$(3)	$(4)	$(8)

The Company contributed $26 million to its pension plans for the nine months ended September 30, 2017 and expects to contribute an additional $2 million to its pension plans before December 31, 2017.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2017	$26	$786	$(635)	$(145)	$32
Other comprehensive income (loss) before reclassifications	1	35	—	41	77
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(4), $5, $- and $1	—	12	(10)	—	2
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(16), $(5), $- and $(21)	1	23	10	41	75
Balance as of September 30, 2017	$27	$809	$(625)	$(104)	$107

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2016	$31	$934	$(637)	$(118)	$210
Other comprehensive income (loss) before reclassifications	7	69	—	(24)	52
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(2), $(13), $3, $- and $(12)	4	27	(6)	—	25
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(19), $(3), $- and $(24)	3	42	6	(24)	27
Balance as of September 30, 2016	$34	$976	$(631)	$(142)	$237

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	—	228	—	94	322
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(28), $12, $- and $(17)	3	61	(22)	—	42
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(102), $(12), $- and $(113)	(3)	167	22	94	280
Balance as of September 30, 2017	$27	$809	$(625)	$(104)	$107

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2016	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	9	615	—	(58)	566
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(12), $9, $- and $(4)	2	29	(17)	—	14
Other comprehensive income (loss) net of tax (expense) benefit of $(4), $(292), $(9), $- and $(305)	7	586	17	(58)	552
Balance as of September 30, 2016	$34	$976	$(631)	$(142)	$237
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2017	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$703	$741	$226	$136	$—	$—	$1,806
Net investment income	134	161	13	195	6	—	509
Other revenues	99	7	1	—	—	—	107
Total operating revenues	936	909	240	331	6	—	2,422
Claims, Benefits and Expenses
Net incurred claims and benefits	357	611	200	322	(15)	—	1,475
Policyholders’ dividends	1	4	—	—	—	—	5
Amortization of deferred acquisition costs	153	120	36	—	—	—	309
Other insurance related expenses	68	133	48	32	—	—	281
Other expenses	85	6	(4)	2	52	—	141
Total claims, benefits and expenses	664	874	280	356	37	—	2,211
Operating income (loss) before income tax	272	35	(40)	(25)	(31)	—	211
Income tax (expense) benefit on operating income (loss)	(92)	(10)	2	35	13	—	(52)
Net operating income (loss)	180	25	(38)	10	(18)	—	159
Net realized investment gains (losses)	4	6	4	3	(41)	—	(24)
Income tax (expense) benefit on net realized investment gains (losses)	(1)	(3)	(1)	(1)	15	—	9
Net realized investment gains (losses), after tax	3	3	3	2	(26)	—	(15)
Net income (loss)	$183	$28	$(35)	$12	$(44)	$—	$144

Three months ended September 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$704	$719	$210	$134	$—	$—	$1,767
Net investment income	140	175	13	192	4	—	524
Other revenues	93	7	—	(4)	—	—	96
Total operating revenues	937	901	223	322	4	—	2,387
Claims, Benefits and Expenses
Net incurred claims and benefits	330	446	117	313	(11)	—	1,195
Policyholders’ dividends	4	3	—	—	—	—	7
Amortization of deferred acquisition costs	151	118	45	—	—	—	314
Other insurance related expenses	77	151	33	37	(3)	—	295
Other expenses	78	9	1	2	57	—	147
Total claims, benefits and expenses	640	727	196	352	43	—	1,958
Operating income (loss) before income tax	297	174	27	(30)	(39)	—	429
Income tax (expense) benefit on operating income (loss)	(102)	(60)	(7)	36	15	—	(118)
Net operating income (loss)	195	114	20	6	(24)	—	311
Net realized investment gains (losses)	9	12	6	17	2	—	46
Income tax (expense) benefit on net realized investment gains (losses)	(3)	(3)	(1)	(6)	(1)	—	(14)
Net realized investment gains (losses), after tax	6	9	5	11	1	—	32
Net income (loss)	$201	$123	$25	$17	$(23)	$—	$343

Nine months ended September 30, 2017	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,056	$2,097	$629	$404	$—	$(1)	$5,185
Net investment income	407	482	38	587	15	—	1,529
Other revenues	291	25	—	1	1	—	318
Total operating revenues	2,754	2,604	667	992	16	(1)	7,032
Claims, Benefits and Expenses
Net incurred claims and benefits	1,141	1,470	444	980	4	—	4,039
Policyholders’ dividends	3	11	—	—	—	—	14
Amortization of deferred acquisition costs	445	354	127	—	—	—	926
Other insurance related expenses	209	387	106	96	(1)	(1)	796
Other expenses	248	31	(11)	5	146	—	419
Total claims, benefits and expenses	2,046	2,253	666	1,081	149	(1)	6,194
Operating income (loss) before income tax	708	351	1	(89)	(133)	—	838
Income tax (expense) benefit on operating income (loss)	(238)	(117)	(9)	108	51	—	(205)
Net operating income (loss)	470	234	(8)	19	(82)	—	633
Net realized investment gains (losses)	25	36	17	20	(36)	—	62
Income tax (expense) benefit on net realized investment gains (losses)	(9)	(12)	(3)	(8)	13	—	(19)
Net realized investment gains (losses), after tax	16	24	14	12	(23)	—	43
Net income (loss)	$486	$258	$6	$31	$(105)	$—	$676

September 30, 2017
(In millions)
Reinsurance receivables	$819	$590	$227	$453	$2,280	$—	$4,369
Insurance receivables	984	1,087	256	11	2	—	2,340
Deferred acquisition costs	318	230	95	—	—	—	643
Goodwill	117	—	30	—	—	—	147
Insurance reserves
Claim and claim adjustment expenses	6,063	8,630	1,640	3,468	2,408	—	22,209
Unearned premiums	2,010	1,426	490	134	—	—	4,060
Future policy benefits	—	—	—	11,040	—	—	11,040

Nine months ended September 30, 2016	Specialty	Commercial	International	Life & Group Non-Core	Corporate & Other Non-Core
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,088	$2,103	$605	$401	$—	$(1)	$5,196
Net investment income	380	465	38	567	11	—	1,461
Other revenues	269	21	1	(1)	3	—	293
Total operating revenues	2,737	2,589	644	967	14	(1)	6,950
Claims, Benefits and Expenses
Net incurred claims and benefits	1,097	1,357	395	976	109	—	3,934
Policyholders’ dividends	6	9	—	—	—	—	15
Amortization of deferred acquisition costs	443	351	132	—	—	—	926
Other insurance related expenses	225	422	98	101	(3)	(1)	842
Other expenses	232	25	17	7	158	—	439
Total claims, benefits and expenses	2,003	2,164	642	1,084	264	(1)	6,156
Operating income (loss) before income tax	734	425	2	(117)	(250)	—	794
Income tax (expense) benefit on operating income (loss)	(248)	(145)	(3)	117	88	—	(191)
Net operating income (loss)	486	280	(1)	—	(162)	—	603
Net realized investment gains (losses)	2	2	14	12	(4)	—	26
Income tax (expense) benefit on net realized investment gains (losses)	(1)	—	(3)	(9)	2	—	(11)
Net realized investment gains (losses), after tax	1	2	11	3	(2)	—	15
Net income (loss)	$487	$282	$10	$3	$(164)	$—	$618

December 31, 2016
(In millions)
Reinsurance receivables	$760	$621	$131	$462	$2,479	$—	$4,453
Insurance receivables	982	1,021	233	17	2	—	2,255
Deferred acquisition costs	310	214	76	—	—	—	600
Goodwill	117	—	28	—	—	—	145
Insurance reserves
Claim and claim adjustment expenses	6,149	8,894	1,328	3,358	2,614	—	22,343
Unearned premiums	1,911	1,323	396	132	—	—	3,762
Future policy benefits	—	—	—	10,326	—	—	10,326

The following table presents revenue by line of business for each reportable segment. Revenues are comprised of operating revenues and net realized investment gains and losses.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Specialty
Management & Professional Liability	$656	$677	$1,963	$1,954
Surety	144	139	404	399
Warranty & Alternative Risks	140	130	412	386
Specialty revenues	940	946	2,779	2,739
Commercial
Middle Market	501	463	1,421	1,298
Small Business	131	154	357	448
Other Commercial Insurance	283	296	862	845
Commercial revenues	915	913	2,640	2,591
International
Canada	60	51	164	152
CNA Europe	87	82	239	241
Hardy	97	96	281	265
International revenues	244	229	684	658
Life & Group Non-Core revenues	334	339	1,012	979
Corporate & Other Non-Core revenues	(35)	6	(20)	10
Eliminations	—	—	(1)	(1)
Total revenues	$2,398	$2,433	$7,094	$6,976

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2016 statutory net written premiums, we are the eighth largest commercial insurer in the United States of America.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Operating Revenues
Net earned premiums	$1,806	$1,767	$5,185	$5,196
Net investment income	509	524	1,529	1,461
Other revenues	107	96	318	293
Total operating revenues	2,422	2,387	7,032	6,950
Claims, Benefits and Expenses
Net incurred claims and benefits	1,475	1,195	4,039	3,934
Policyholders' dividends	5	7	14	15
Amortization of deferred acquisition costs	309	314	926	926
Other insurance related expenses	281	295	796	842
Other expenses	141	147	419	439
Total claims, benefits and expenses	2,211	1,958	6,194	6,156
Operating income before income tax	211	429	838	794
Income tax expense on operating income	(52)	(118)	(205)	(191)
Net operating income	159	311	633	603
Net realized investment (losses) gains	(24)	46	62	26
Income tax benefit (expense) on net realized investment (losses) gains	9	(14)	(19)	(11)
Net realized investment (losses) gains, after tax	(15)	32	43	15
Net income	$144	$343	$676	$618
Three Month Comparison
Net operating income decreased $152 million for the three months ended September 30, 2017 as compared with the same period in 2016. Net operating income decreased $162 million for our core segments driven by significantly higher net catastrophe losses in the current year period partially offset by improved non-catastrophe current accident year underwriting results. Net operating results improved $10 million for our non-core segments. The after-tax impact of catastrophes was $191 million, including $4 million for reinsurance reinstatement premium, for the three months ended September 30, 2017 as compared to $11 million for the same period in 2016.
Favorable net prior year development of $134 million and $137 million was recorded in the three months ended September 30, 2017 and 2016 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net operating income increased $30 million for the nine months ended September 30, 2017 as compared with the same period in 2016. Net operating income decreased $69 million for our core segments primarily due to significantly higher net catastrophe losses in the current year period and lower favorable net prior year loss reserve development partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income. Net operating results improved $99 million for our non-core segments primarily driven by lower adverse prior year reserve development recorded in the nine months ended September 30, 2017 as compared to the same period in 2016 under the A&EP Loss Portfolio Transfer. The after-tax impact of catastrophes was $239 million, including $4 million from reinsurance reinstatement premium, for the nine months ended September 30, 2017 as compared to $93 million for the same period in 2016.
Favorable net prior year development of $229 million and $309 million was recorded in the nine months ended September 30, 2017 and 2016 related to our Specialty, Commercial and International segments. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

SEGMENT RESULTS
The following discusses the results for our reporting segments. Our core property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. Our non-core operations are managed and reported in two segments: Life & Group Non-Core and Corporate & Other Non-Core.

Specialty
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2017	2016	2017	2016
Net written premiums	$705	$733	$2,100	$2,108
Net earned premiums	703	704	2,056	2,088
Net investment income	134	140	407	380
Net operating income	180	195	470	486
Net realized investment gains, after tax	3	6	16	1
Net income	183	201	486	487

Other performance metrics:
Loss and loss adjustment expense ratio	50.8%	46.8%	55.5%	52.6%
Expense ratio	31.3	32.5	31.8	32.0
Dividend ratio	0.2	0.6	0.1	0.3
Combined ratio	82.3%	79.9%	87.4%	84.9%

Rate	(1)%	0%	0%	1%
Renewal premium change	0	2	2	2
Retention	89	88	89	88
New business	$64	$66	$187	$192
Three Month Comparison
Net written premiums for Specialty decreased $28 million for the three months ended September 30, 2017 as compared with the same period in 2016 largely driven by the timing of certain renewals. Renewal premium change was flat. Retention remained strong at 89% and new business was at relatively consistent levels. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $15 million for the three months ended September 30, 2017 as compared with the same period in 2016, primarily due to higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio increased 2.4 points for the three months ended September 30, 2017 as compared with the same period in 2016. The loss ratio increased 4.0 points driven by higher net catastrophe losses which were $38 million, or 5.4 points of the loss ratio, for the three months ended September 30, 2017 as compared to $1 million, or 0.2 points of the loss ratio, for the three months ended September 30, 2016. The loss ratio excluding catastrophes and development improved 1.3 points. The expense ratio improved 1.2 points for the three months ended September 30, 2017 as compared with the same period in 2016 reflecting both our ongoing efforts to improve productivity and the actions undertaken in last year's third and fourth quarters to reduce expenses.
Favorable net prior year development of $112 million was recorded in the three months ended September 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Specialty decreased $8 million for the nine months ended September 30, 2017 as compared with the same period in 2016 driven by lower new business. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $16 million for the nine months ended September 30, 2017 as compared with the same period in 2016 due to lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by higher net investment income.
The combined ratio increased 2.5 points for the nine months ended September 30, 2017 as compared with the same period in 2016. The loss ratio increased 2.9 points, primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $47 million, or 2.3 points of the loss ratio, for the nine months ended September 30, 2017 as compared to $14 million, or 0.7 points of the loss ratio, for the nine months ended September 30, 2016. The loss ratio excluding catastrophes and development improved 1.0 point. The expense ratio improved 0.2 points for the nine months ended September 30, 2017 as compared with the same period in 2016.
Favorable net prior year development of $176 million and $229 million was recorded in the nine months ended September 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2017	December 31, 2016
Gross case reserves	$1,808	$1,871
Gross IBNR reserves	4,255	4,278
Total gross carried claim and claim adjustment expense reserves	$6,063	$6,149
Net case reserves	$1,645	$1,681
Net IBNR reserves	3,607	3,723
Total net carried claim and claim adjustment expense reserves	$5,252	$5,404

Commercial
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2017	2016	2017	2016
Net written premiums	$687	$684	$2,169	$2,172
Net earned premiums	741	719	2,097	2,103
Net investment income	161	175	482	465
Net operating income	25	114	234	280
Net realized investment gains, after tax	3	9	24	2
Net income	28	123	258	282

Other performance metrics:
Loss and loss adjustment expense ratio	82.4%	62.2%	70.1%	64.6%
Expense ratio	34.3	37.1	35.3	36.7
Dividend ratio	0.5	0.5	0.5	0.4
Combined ratio	117.2%	99.8%	105.9%	101.7%

Rate	0%	(3)%	0%	(2)%
Renewal premium change	2	5	1	4
Retention	85	84	86	84
New business	$137	$135	$429	$418
Three Month Comparison
Net written premiums for Commercial increased $3 million for the three months ended September 30, 2017 as compared with the same period in 2016. The increase was driven by higher new business within Middle Markets, as well as strong retention and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $89 million for the three months ended September 30, 2017 as compared with the same period in 2016 driven by higher net catastrophe losses.
The combined ratio increased 17.4 points for the three months ended September 30, 2017 as compared with the same period in 2016. The loss ratio increased 20.2 points driven by higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $173 million, or 23.9 points of the loss ratio, for the three months ended September 30, 2017, as compared to $12 million, or 1.6 points of the loss ratio, for the three months ended September 30, 2016. Catastrophe-related reinsurance reinstatement premium was $1 million for the three months ended September 30, 2017. The loss ratio excluding catastrophes and development improved 1.2 points. The expense ratio improved 2.8 points for the three months ended September 30, 2017 as compared with the same period in 2016 reflecting both our ongoing efforts to improve productivity and the actions undertaken in last year's third and fourth quarters to reduce expenses.
Favorable net prior year development of $18 million and $8 million was recorded in the three months ended September 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Commercial decreased $3 million for the nine months ended September 30, 2017 as compared with the same period in 2016 due to unfavorable premium development driven by a premium rate adjustment within Small Business that is more fully discussed in Note F to the Condensed Consolidated Financial Statements under Part I, Item 1. This was partially offset by higher new business within Middle Markets, strong retention and positive renewal premium change. The decrease in net earned premiums was consistent with the trend in net written premiums.
Net operating income decreased $46 million for the nine months ended September 30, 2017 as compared with the same period in 2016 due to higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio increased 4.2 points for the nine months ended September 30, 2017 as compared with the same period in 2016. The loss ratio increased 5.5 points driven by higher net catastrophe losses which were $235 million, or 11.1 points of the loss ratio, for the nine months ended September 30, 2017, as compared to $95 million, or 4.6 points of the loss ratio, for the nine months ended September 30, 2016. Catastrophe-related reinsurance reinstatement premium was $1 million for the nine months ended September 30, 2017. The loss ratio excluding catastrophes and development improved 0.9 points. Excluding the impact of the Small Business premium rate adjustment, the expense ratio improved 2.6 points reflecting both our ongoing efforts to improve productivity and the actions undertaken in last year's third and fourth quarters to reduce expenses.
Favorable net prior year loss reserve development of $65 million and unfavorable premium development of $27 million was recorded for the nine months ended September 30, 2017 as compared with favorable net prior year loss reserve development of $37 million and favorable premium development of $7 million for the nine months ended September 30, 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2017	December 31, 2016
Gross case reserves	$4,307	$4,661
Gross IBNR reserves	4,323	4,233
Total gross carried claim and claim adjustment expense reserves	$8,630	$8,894
Net case reserves	$4,029	$4,353
Net IBNR reserves	4,030	3,952
Total net carried claim and claim adjustment expense reserves	$8,059	$8,305

International
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate and retention)	2017	2016	2017	2016
Net written premiums	$207	$207	$664	$637
Net earned premiums	226	210	629	605
Net investment income	13	13	38	38
Net operating (loss) income	(38)	20	(8)	(1)
Net realized investment gains, after tax	3	5	14	11
Net (loss) income	(35)	25	6	10

Other performance metrics:
Loss and loss adjustment expense ratio	88.4%	55.4%	70.6%	65.2%
Expense ratio	37.5	37.8	37.2	38.2
Combined ratio	125.9%	93.2%	107.8%	103.4%

Rate	1%	(1)%	0%	(1)%
Renewal premium change	4	(1)	1	(1)
Retention	73	74	78	78
New business	$69	$67	$207	$189
Three Month Comparison
Net written premiums for International for the three months ended September 30, 2017 were consistent with the same period in 2016. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Net operating results decreased $58 million for the three months ended September 30, 2017 as compared with the same period in 2016 driven by higher net catastrophe losses and lower favorable net prior year loss reserve development.
The combined ratio increased 32.7 points for the three months ended September 30, 2017 as compared with the same period in 2016. The loss ratio increased 33.0 points driven by higher net catastrophe losses and lower favorable net prior year loss reserve development. Net catastrophe losses were $58 million, or 27.5 points of the loss ratio for the three months ended September 30, 2017 as compared to $3 million, or 1.5 points of the loss ratio, for the three months ended September 30, 2016. Catastrophe-related reinsurance reinstatement premium was $5 million for the three months ended September 30, 2017. The loss ratio excluding catastrophes and development was 0.5 points higher than the prior year period. The expense ratio improved 0.3 points for the three months ended September 30, 2017 as compared with the same period in 2016.
Favorable net prior year development of $4 million and $17 million was recorded for the three months ended September 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for International increased $27 million for the nine months ended September 30, 2017 as compared with the same period in 2016 due to higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Net operating results decreased $7 million for the nine months ended September 30, 2017 as compared with the same period in 2016 driven by lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by favorable period over period foreign currency exchange results.
The combined ratio increased 4.4 points for the nine months ended September 30, 2017 as compared with the same period in 2016. The loss ratio increased 5.4 points, primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $60 million, or 10.3 points of the loss ratio, for the nine months ended September 30, 2017 as compared to $28 million, or 4.7 points of the loss ratio, for the nine months ended September 30, 2016. Catastrophe-related reinsurance reinstatement premium was $5 million for the nine months ended September 30, 2017. The loss ratio excluding catastrophes and development improved 4.5 points. The expense ratio improved 1.0 point for the nine months ended September 30, 2017 as compared with the same period in 2016, primarily due to higher net earned premiums.
Favorable net prior year development of $15 million and $36 million was recorded for the nine months ended September 30, 2017 and 2016. Further information on net prior year development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2017	December 31, 2016
Gross case reserves	$716	$632
Gross IBNR reserves	924	696
Total gross carried claim and claim adjustment expense reserves	$1,640	$1,328
Net case reserves	$617	$548
Net IBNR reserves	807	653
Total net carried claim and claim adjustment expense reserves	$1,424	$1,201

Life & Group Non-Core
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Net earned premiums	$136	$134	$404	$401
Net investment income	195	192	587	567
Net operating income	10	6	19	—
Net realized investment gains, after tax	2	11	12	3
Net income	12	17	31	3
Three Month Comparison
Net operating income improved $4 million for the three months ended September 30, 2017 as compared with the same period in 2016. Our long term care business continued to produce results generally in line with our 2015 reset assumptions.
Nine Month Comparison
Net operating income improved $19 million for the nine months ended September 30, 2017 as compared with the same period in 2016. The improvement was driven by favorable morbidity partially offset by unfavorable persistency in the long term care business.

Corporate & Other Non-Core
The following table presents the results of operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Net investment income	$6	$4	$15	$11
Interest expense	39	39	116	119
Net operating loss	(18)	(24)	(82)	(162)
Net realized investment (losses) gains, after tax	(26)	1	(23)	(2)
Net loss	(44)	(23)	(105)	(164)
Three Month Comparison
Net operating loss improved $6 million for the three months ended September 30, 2017 as compared with the same period in 2016. The after-tax net realized investment loss in the current period included a $27 million loss on the early redemption of the Company's $350 million senior notes.
Nine Month Comparison
Net operating loss improved $80 million for the nine months ended September 30, 2017, as compared with the same period in 2016, driven by lower adverse prior year reserve development recorded in 2017 for A&EP under the Loss Portfolio Transfer. The after-tax net realized investment loss in the current period included a $27 million loss on the early redemption of the Company's $350 million senior notes.
The following table presents the gross and net carried reserves.

(In millions)	September 30, 2017	December 31, 2016
Gross case reserves	$1,397	$1,524
Gross IBNR reserves	1,011	1,090
Total gross carried claim and claim adjustment expense reserves	$2,408	$2,614
Net case reserves	$97	$94
Net IBNR reserves	123	136
Total net carried claim and claim adjustment expense reserves	$220	$230

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities:
Taxable	$349	$354	$1,047	$1,048
Tax-Exempt	106	103	320	304
Total fixed maturity securities	455	457	1,367	1,352
Limited partnership investments	51	65	157	97
Other, net of investment expense	3	2	5	12
Net investment income	$509	$524	$1,529	$1,461
Net investment income, after tax	$363	$371	$1,096	$1,048

Effective income yield for the fixed maturity securities portfolio, pretax	4.7%	4.8%	4.7%	4.8%
Effective income yield for the fixed maturity securities portfolio, after tax	3.4%	3.4%	3.4%	3.4%
Net investment income, after tax, for the three months ended September 30, 2017 decreased $8 million as compared with the same period in 2016. The decrease was driven by limited partnership investments, which returned 2.2% in 2017 as compared with 2.6% in the prior year period. Income from fixed maturity securities, after tax, for the three months ended September 30, 2017 increased $2 million as compared with the same period in 2016, primarily due to an increase in the invested asset base.
Net investment income, after tax, for the nine months ended September 30, 2017 increased $48 million as compared with the same period in 2016. The increase was driven by limited partnership investments, which returned 6.8% in 2017 as compared with 3.8% in the prior year period. Income from fixed maturity securities, after tax, for the nine months ended September 30, 2017 increased $14 million as compared with the same period in 2016, primarily due to an increase in the invested asset base.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Fixed maturity securities:
Corporate and other bonds	$13	$18	$81	$10
States, municipalities and political subdivisions	4	20	14	23
Asset-backed	(2)	5	(7)	5
U.S. Treasury and obligations of government-sponsored enterprises	—	3	3	5
Foreign government	1	1	1	3
Total fixed maturity securities	16	47	92	46
Equity securities	—	(3)	—	(5)
Derivative financial securities	(1)	1	(3)	(12)
Short term investments and other	(39)	1	(27)	(3)
Net realized investment (losses) gains	(24)	46	62	26
Income tax benefit (expense) on net realized investment (losses) gains	9	(14)	(19)	(11)
Net realized investment (losses) gains, after tax	$(15)	$32	$43	$15
Net realized investment results, after tax, decreased $47 million for the three months ended September 30, 2017 as compared with the same period in 2016 driven by lower net realized gains on sales of securities partially offset by lower OTTI losses recognized in earnings. Additionally, the current period Net realized investment losses include a loss of $27 million after tax related to the redemption of our $350 million senior notes due November 2019.
Net realized investment gains, after tax, improved $28 million for the nine months ended September 30, 2017 as compared with the same period in 2016 driven by lower OTTI losses recognized in earnings. Additionally, the current period Net realized investment gains include a loss of $27 million after tax related to the redemption of our $350 million senior notes due November 2019.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2017		December 31, 2016
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,386	$43	$4,212	$32
AAA	1,899	143	1,881	110
AA	9,136	911	8,911	750
A	9,876	957	9,866	832
BBB	13,730	1,051	12,802	664
Non-investment grade	3,063	171	3,233	156
Total	$42,090	$3,276	$40,905	$2,544
As of September 30, 2017 and December 31, 2016, only 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,531	$27
AAA	277	7
AA	665	10
A	562	10
BBB	1,015	21
Non-investment grade	448	10
Total	$4,498	$85
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$53	$2
Due after one year through five years	742	16
Due after five years through ten years	2,812	53
Due after ten years	891	14
Total	$4,498	$85

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

	September 30, 2017		December 31, 2016
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group Non-Core	$16,580	8.6	$15,724	8.7
Other interest sensitive investments	26,849	4.4	26,669	4.6
Total	$43,429	6.0	$42,393	6.1
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	September 30, 2017	December 31, 2016
Short term investments:
Commercial paper	$658	$733
U.S. Treasury securities	436	433
Money market funds	44	44
Other	315	197
Total short term investments	$1,453	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2017, net cash provided by operating activities was $894 million as compared with $1,120 million for the same period in 2016. Cash provided by operating activities reflected higher net claim payments and a lower level of distributions on limited partnerships partially offset by an increase in premiums collected and lower salaries and related expenses paid.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $218 million for the nine months ended September 30, 2017 as compared with net cash used of $604 million for the same period in 2016. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the nine months ended September 30, 2017, net cash used by financing activities was $673 million as compared with $605 million for the same period in 2016. In the third quarter of 2017, we issued $500 million of 3.45% senior notes due August 15, 2027 and redeemed the $350 million outstanding aggregate principal balances of our 7.35% senior notes due November 15, 2019. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of our 6.50% senior notes due August 15, 2016.
Common Stock Dividends
Dividends of $2.80 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2017. On October 27, 2017, our Board of Directors declared a quarterly dividend of $0.30 per share on our common stock, payable November 29, 2017 to stockholders of record on November 13, 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2017 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2017 that would not be subject to the Department's prior approval is $1,075 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $100 million during the three months ended December 31, 2016 and $855 million during the nine months ended September 30, 2017. As of September 30, 2017 CCC is able to pay approximately $120 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For discussion of Accounting Standards Updates adopted as of January 1, 2017 and that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for A&EP and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit." As a result of the referendum, in 2017 the British government formally commenced the process to leave the E.U. and began negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. Although the terms of any future treaties are unknown, we believe changes in our international operating platform will be required to allow us to continue to write business in the E.U. after the completion of Brexit, therefore we have begun the process of establishing a new European subsidiary in Luxembourg. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2017. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2017, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2017.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: October 30, 2017	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE