Form 10-K
period 2017-12-31
CNA FINANCIAL CORP
filed 2018-02-14
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 9, 2018, 271,217,644 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,362 million based on the closing price of $48.75 per share of the common stock on the New York Stock Exchange on June 30, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2018 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy). Loews Corporation (Loews) owned approximately 89% of our outstanding common stock as of December 31, 2017.
Our insurance products primarily include commercial property and casualty coverages, including surety. Our services include warranty, risk management information services and claims administration. Our products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups.
Our commercial property and casualty insurance operations are reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Our operations outside of Property & Casualty Operations are reported in two business segments: Life & Group and Corporate & Other. Each segment is managed separately due to differences in their markets and product mix. Discussion of each segment, including the products offered, customers served and distribution channels used, is set forth in the Management's Discussion and Analysis (MD&A) included under Item 7 and in Note O to the Consolidated Financial Statements included under Item 8.
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
There are approximately 2,600 individual companies that sell property and casualty insurance in the United States. Based on 2016 statutory net written premiums, we are the eighth largest commercial insurer in the United States of America.
Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to governance requirements, risk assessment practices and disclosures and premium rate regulations requiring rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payment.
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
As our insurance operations are conducted in a multitude of both domestic and foreign jurisdictions, we are subject to a number of regulatory agency requirements applicable to a portion, or all, of our operations. These include but are not limited to, the State of Illinois Department of Insurance (which is our global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Bermuda Monetary Authority and the Office of Superintendent of Financial Institutions in Canada.
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
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European operations and are enacted by the European Commission, the executive body of the European Union (E.U.). Additionally, the International Association of Insurance Supervisors (IAIS) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management. The U.S. Federal Reserve, the U.S. Federal Insurance Office and the National Association of Insurance Commissioners (NAIC) are working with other global regulators to define such proposals. It is not currently clear to what extent the IAIS activities will affect us, as any final proposal would ultimately need to be legislated or regulated by each individual country or state.
However, there have been definitive developments recently with respect to prudential insurance supervision. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (USTR) and the E.U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (Covered Agreement). The Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. The Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas including, capital, group supervision and reinsurance.
Because the Covered Agreement is not self-executing, U.S. state laws will need to be revised to change reinsurance collateral requirements to conform to the Covered Agreement. Before any such revision to state laws can be advanced, the NAIC must develop a new approach for determination of the appropriate reserve credit under statutory accounting for E.U. based alien reinsurers. In addition, the NAIC is currently developing an approach to group capital regulation as the current U.S. regulatory regime is based on legal entity regulation. Both the reinsurance collateral requirement change and adoption of group capital regulation must be affected by the states within five years from the signing of the Covered Agreement, or states risk federal preemption. We will monitor the modification of state laws and regulations in order to comply with the provisions of the Covered Agreement and assess its potential effects on our operations and prospects.
Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to potential federal oversight of certain insurers; terrorism and natural catastrophe exposures; cybersecurity risk management; federal financial services reforms; and certain tax reforms.
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
Additionally, various legislative and regulatory efforts to reform the tort liability system have, and will continue to, affect our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in court actions and by federal and state legislatures that continue to expand liability for insurers and their policyholders.
Employee Relations
As of December 31, 2017, we had approximately 6,300 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs. See Note I to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.
Direct Written Premiums by Geographic Concentration
Set forth below is the distribution of our direct written premiums by geographic concentration.

Years ended December 31	Percent of Total
	2017	2016	2015
California	9.7%	9.5%	9.1%
Texas	8.5	8.2	8.1
New York	7.2	6.9	7.1
Illinois	6.4	7.6	7.5
Florida	5.7	5.8	5.7
Pennsylvania	3.8	3.7	3.8
New Jersey	3.2	3.1	3.2
Canada	2.2	1.9	2.2
All other states, countries or political subdivisions	53.3	53.3	53.3
Total	100.0%	100.0%	100.0%
Approximately 7.7%, 7.9% and 8.0% of our direct written premiums were derived from outside of the United States for the years ended December 31, 2017, 2016 and 2015.
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
We also make available free of charge on or through our internet website at www.cna.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 333 S. Wabash Avenue, Chicago, IL 60604, Attn: Scott L. Weber Executive Vice President and General Counsel.

ITEM 1A. RISK FACTORS
Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business and insurer financial strength and corporate debt ratings. We have described below the most significant risks facing us. There may be additional risks that we do not yet know of or that we do not currently perceive to be as significant that may also affect our business. You should carefully consider and evaluate all of the information included in this report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
If we determine that our recorded insurance reserves are insufficient to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, we may need to increase our insurance reserves which would result in a charge to our earnings.
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include claim severity, frequency of claims, mortality, morbidity, discount rates, inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.
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
Emerging or potential claim and coverage issues include, but are not limited to, uncertainty in future medical costs in workers' compensation. In particular, medical cost inflation could be greater than expected due to new treatments, drugs and devices; increased healthcare utilization; and/or the future costs of healthcare facilities. In addition, the relationship between workers' compensation and government and private healthcare providers could change, potentially shifting costs to workers' compensation.
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
Estimating future experience for long term care policies is highly uncertain, because the required projection period is very long and there is limited historical and industry data available to us, as only a small portion of the long term care policies which have been written to date are in claims paying status. Morbidity and persistency trends, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require changes to our reserves. This risk is more significant for our long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the corporate tax code may also affect the rate at which we discount our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
If our estimated reserves are insufficient for any reason, including changes in assumptions, the required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Catastrophe and systemic losses are unpredictable and could result in material losses.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil commotion, cyber attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance assumed and ceded, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate. Additionally, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely affect the cost and availability of reinsurance.
Claim frequency and severity for some lines of business can be correlated to an external factor such as economic activity, financial market volatility, increasing health care costs or changes in the legal or regulatory environment. Claim frequency and severity can also be correlated to insureds' use of common business practices, equipment, vendors or software. This can result in multiple insured losses emanating out of the same underlying cause. In these instances, we may be subject to increased claim frequency and severity across multiple policies or lines of business concurrently. While we do not define such systemic losses as catastrophes for financial reporting purposes, they are similar to catastrophes in terms of the uncertainty and potential impact on our results.
We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in material losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2017 is $2.9 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.
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
We face intense competition in our industry; we may be adversely affected by the cyclical nature of the property and casualty business and the evolving landscape of our distribution network.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services to remain competitive. We compete with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than we do, for both distributors and customers. This includes agents and brokers who may increasingly compete with us to the extent that markets continue to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on our ability to remain competitive, particularly in implementing pricing that is both attractive to our customer base and risk-appropriate to us.
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
We may not be able to obtain sufficient reinsurance at a cost we deem acceptable, which could result in increased exposure to risk or a decrease in our underwriting commitments.
We purchase reinsurance to help manage our exposure to risk. Under our ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost we deem acceptable, we may have increased exposure to risk. Alternatively, we may be unwilling to bear the increased risk and would reduce the level of our underwriting commitments.
We may not be able to collect amounts owed to us by reinsurers, which could result in higher net incurred losses.
We have significant amounts recoverable from reinsurers which are reported as receivables on our Consolidated Balance Sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers have experienced credit downgrades by rating agencies within the term of our contractual relationship, which indicates an increase in the likelihood that we will not be able to recover amounts due. In addition, reinsurers could dispute amounts which we believe are due to us. If the amounts due from reinsurers that we are able to collect are less than the amount recorded by us with respect to such amounts due, our net incurred losses will be higher.
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
We have significant holdings in fixed income investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed income investments, thereby reducing our net investment income, while an increase in interest rates may reduce the value of our existing fixed income investments. The value of our fixed income investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments we hold or in the underlying collateral of the security. Any such impairments which we deem to be other-than-temporary would result in a charge to our earnings.
In addition, we invest a portion of our assets in limited partnerships which are subject to greater market volatility than our fixed income investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments which may also limit our ability to withdraw assets.
Further, we hold a portfolio of commercial mortgage loans. We are subject to risk related to the recoverability of loan balances, which is influenced by declines in the estimated cash flows from underlying property leases, fair value of collateral and creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. Collecting amounts from borrowers that are less than the amounts recorded would result in a charge to our earnings.
As a result of these factors, we may not earn an adequate return on our investments, may be required to write down the value of our investments and may incur losses on the disposition of our investments.
Changes in tax laws of jurisdictions in which we operate could adversely impact our results of operations.
Federal, state or foreign tax legislation that would lessen or eliminate some or all of the tax attributes currently affecting us could materially and adversely impact our results of operations, in particular, changes to tax laws governing tax credits. Other potential tax law changes, including further modification of the corporate tax rate and the taxation of interest from municipal bonds, could also adversely affect the value of the tax benefit received on tax exempt municipal investments and thus the rate at which we discount our long term care active life reserves.
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
Any significant breach in our data security infrastructure could result in a materially adverse effect on our operations.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators or by unknown third parties. Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business and may result in operational impairments and financial losses, as well as significant harm to our reputation.
The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard, including the recently issued New York Department of Financial Services cyber regulation. Any such legal or regulatory action could have a material adverse effect on our operations.
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
The successful execution of our business plan depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry for qualified employees with specialized industry experience, we may encounter obstacles to our ability to attract and retain such employees, which could adversely affect our results of operations.

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
Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups. Finalization and adoption of this framework could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance.
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
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, including, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's) and Standard & Poor's (S&P). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.
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
In addition, it is possible that a significant lowering of the corporate debt ratings of Loews by certain of the rating agencies could result in an adverse affect on our ratings, independent of any change in our circumstances.
We are subject to extensive existing state, local, federal and foreign governmental regulations that restrict our ability to do business and generate revenues; additional regulation or significant modification to existing regulations or failure to comply with regulatory requirements may have a materially adverse effect on our business, our operations and financial condition.
The insurance industry is subject to comprehensive and detailed regulation and supervision. Most insurance regulations are designed to protect the interests of our policyholders and third-party claimants, rather than our investors. Each jurisdiction in which we do business has established supervisory agencies that regulate the manner in which we do business. Any changes in regulation could impose significant burdens on us. In addition, the Lloyd's marketplace sets rules under which its members, including our Hardy syndicate, operate.
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

Location	Amount (Square Feet) of Space Leased and Occupied by CNA	Principal Usage
333 S. Wabash Avenue, Chicago, Illinois	421,403	Principal executive offices of CNAF
500 Colonial Center Parkway, Lake Mary, Florida	82,169	Property and casualty insurance offices
1 Meridian Boulevard, Wyomissing, Pennsylvania	52,611	Property and casualty insurance offices
125 S. Broad Street, New York, New York	52,291	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	47,653	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	44,565	Property and casualty insurance offices
20 Fenchurch St, London, U.K.	27,212	Property and casualty insurance offices
675 Placentia Avenue, Brea, California	25,447	Property and casualty insurance offices
700 N. Pearl Street, Dallas, Texas	24,038	Property and casualty insurance offices
We lease all of the office space described above, including the building in Chicago, Illinois. We consider our properties to be in generally good condition, well maintained and suitable and adequate to carry on our business.
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
As of February 9, 2018, we had 271,217,644 shares of common stock outstanding and approximately 89% of our outstanding common stock was owned by Loews. We had 978 stockholders of record as of February 9, 2018 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in 2017 or 2016.
The table below shows the high and low closing prices for our common stock based on the New York Stock Exchange Composite Transactions, as well as the dividends declared on our common stock.

	2017			2016
Quarter:	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$44.57	$40.21	$2.25	$34.60	$28.21	$2.25
Second	48.75	43.30	0.25	33.07	29.42	0.25
Third	53.28	46.27	0.30	34.86	30.37	0.25
Fourth	54.98	49.99	0.30	42.07	34.04	0.25
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2013, and that dividends, if any, were reinvested.

Company / Index	Base Period	2013	2014	2015	2016	2017
CNA Financial Corporation	$100.00	$156.63	$148.42	$144.91	$188.40	$257.84
S&P 500 Index	100.00	133.29	150.51	152.59	170.84	208.14
S&P 500 Property & Casualty Insurance Index	100.00	138.29	160.06	175.32	202.85	248.27

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial data. The table should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.

As of or for the years ended December 31
(In millions, except per share data)	2017	2016	2015	2014	2013
Results of Operations:
Revenues	$9,542	$9,366	$9,101	$9,692	$9,932
Income (loss) from continuing operations, net of tax	$899	$859	$479	$888	$915
(Loss) income from discontinued operations, net of tax	—	—	—	(197)	22
Net income (loss)	$899	$859	$479	$691	$937
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$3.32	$3.18	$1.77	$3.29	$3.39
(Loss) income from discontinued operations	—	—	—	(0.73)	0.09
Basic earnings (loss) per share	$3.32	$3.18	$1.77	$2.56	$3.48
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$3.30	$3.17	$1.77	$3.28	$3.39
(Loss) income from discontinued operations	—	—	—	(0.73)	0.08
Diluted earnings (loss) per share	$3.30	$3.17	$1.77	$2.55	$3.47
Dividends declared per common share	$3.10	$3.00	$3.00	$2.00	$0.80
Financial Condition:
Total investments	$46,870	$45,420	$44,699	$46,262	$46,107
Total assets	56,567	55,233	55,045	55,564	57,192
Insurance reserves	37,212	36,431	36,486	36,380	38,394
Long and short term debt	2,858	2,710	2,560	2,557	2,558
Stockholders' equity	12,244	11,969	11,756	12,794	12,651
Book value per common share	$45.15	$44.25	$43.49	$47.39	$46.91

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
Reinsurance and Insurance Receivables
Exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, industry experience and current economic conditions. Further information on our reinsurance receivables is in Note G to the Consolidated Financial Statements included under Item 8.
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
Long Term Care Policies
Future policy benefit reserves for our long term care policies are based on certain assumptions, including morbidity, persistency, inclusive of mortality, discount rates and future premium rate increases. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to add to reserves.
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
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as aging services, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers' compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Specialty, Commercial and International contain both long-tail and short-tail exposures. Corporate & Other contains long-tail exposures.
Various methods are used to project ultimate losses for both long-tail and short-tail exposures.
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors, including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.
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
The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident or policy year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve groups where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that affect the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims may require analysis of several factors, including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss may require analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
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
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method.  For most of our products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we may not assign much if any weight to the paid and incurred development methods. We may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods.  For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-tail exposures.
For other more complex reserve groups where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation.
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with senior management to determine the best estimate of reserves. Senior management considers many factors in making this decision. Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and our judgment. The carried reserve differs from the actuarial point estimate as discussed further below.
Currently, our recorded reserves are modestly higher than the actuarial point estimate. For Commercial, Specialty and International, the difference between our reserves and the actuarial point estimate is primarily driven by uncertainty with respect to immature accident years, claim cost inflation, changes in claims handling, changes to the tort environment which may adversely affect claim costs and the effects from the economy. For Corporate & Other, the difference between our reserves and the actuarial point estimate is primarily driven by the potential tail volatility of run-off exposures.
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
Professional liability, management liability and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.0 billion as of December 31, 2017.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $350 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $350 million. Our net reserves for workers' compensation were approximately $4.0 billion as of December 31, 2017.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.3 billion as of December 31, 2017.
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
Life & Group Policyholder Reserves
Our Life & Group segment includes our run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and we have the ability to increase policy premiums, subject to state regulatory approval.
We maintain both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for our Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for our long term care policies, our actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. Our recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations.
Future policy benefit reserves represent the active life reserves related to our long term care policies and are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to our financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. The assumptions used to determine the active life reserves were unlocked as of December 31, 2015 in connection with the recognition of a premium deficiency. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rate and anticipated future premium rate increases. Persistency can be affected by policy lapses, benefit reductions and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. There is limited historical company and industry data available to us for long term care morbidity and mortality, as only a portion of the policies written to date are in claims paying status. As a result of this variability, our long term care reserves may be subject to material increases if actual experience develops adversely to our expectations.
Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of the claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in our results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations, equity and business and insurer financial strength and corporate debt ratings. Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions and the associated GPV required reserves. The most recent assessment by an independent third party was performed in 2017.
The December 31, 2017 GPV indicated our recorded reserves included a margin of approximately $246 million. A summary of the changes in the estimated reserve margin is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
December 31, 2016 Estimated Margin	$255
Changes in underlying discount rate assumptions (excl. Tax Reform Legislation)	(270)
Changes in underlying discount rate assumptions (Tax Reform Legislation Impact)	(1,048)
Changes in underlying morbidity assumptions	972
Changes in underlying persistency assumptions	(7)
Changes in underlying premium rate action assumptions	157
Changes in underlying expense and other assumptions	187
December 31, 2017 Estimated Margin	$246
The decrease in the margin in 2017 was driven by the reduction in the Federal corporate income tax rate enacted on December 22, 2017 which reduced the tax equivalent yield on the tax exempt municipal bonds in the investment portfolio supporting the long term care liabilities. A continuation of the low interest rate environment also drove a reduction in the discount rate assumptions. These unfavorable drivers were mostly offset by favorable changes to the underlying morbidity assumptions, both frequency and severity, higher than expected rate increases on active rate action programs and favorable changes to the underlying expense assumptions.
The annual long term care claim experience study resulted in a release of $42 million from claim reserves driven by favorable frequency and severity relative to expectations.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our active life reserve assumptions. The annual GPV process involves updating all assumptions to the then current best estimate, and historically all significant assumptions have been revised each year. In the Hypothetical Revisions table below, we have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from the hypothetical revision in the table below would first reduce the margin in our carried reserves before it would affect results of operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

December 31, 2017
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
5% increase in morbidity	$408
10% increase in morbidity	1,061
Persistency:
5% decrease in active life mortality and lapse	$—
10% decrease in active life mortality and lapse	219
Discount Rates:
50 basis point decline in future interest rates	$161
100 basis point decline in future interest rates	633
Premium Rate Actions:
50% decrease in anticipated future rate increases premium	$—
As reflected in the Long Term Care Active Life Reserve - Change in estimated reserve margin table on the preceding page, the reduction in the Federal corporate income tax rate adversely affected the value of the tax benefit received on tax exempt municipal investments and thus the rate at which we discount our long term care active life reserves. Any future reduction in income tax rates could further adversely affect our GPV discount rates.

CATASTROPHE REINSURANCE
Group North American Property Treaty
The Company purchases corporate catastrophe excess-of-loss treaty reinsurance covering its U.S. states and territories and Canadian property exposures underwritten in our North American and non-Lloyds European companies. The treaty has a term of January 1, 2018 to December 31, 2018. The 2018 treaty provides coverage for the accumulation of losses from catastrophe occurrences above the Company’s per occurrence retention of $250 million up to $1.0 billion, with 10% co-participation on the first $650 million above the retention and 20% co-participation on the top $100 million layer. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers Compensation Treaty
The Company also purchases corporate Workers Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2018 to December 31, 2018 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above the Company retention of $25 million. The treaty also provides $475 million of coverage for the accumulation of covered losses related to terrorism events above the Company retention of $25 million. Of this $475 million in Terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. The Company also purchases a targeted facultative facility to address exposure accumulations in specific peak Terrorism zones.

CONSOLIDATED OPERATIONS
What we previously referred to as Net operating income (loss) in our public disclosures, we now refer to as Core income (loss). With this terminology change, we removed Non-Core from the titles of our Life & Group and Corporate & Other segments to avoid confusion.
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” previously known as “The Tax Cuts and Jobs Act” was signed into law (Tax Reform Legislation). The Tax Reform Legislation provides for a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, among other provisions. As a result, we recorded a one-time non-cash increase to Income tax expense of $83 million for the year ended December 31, 2017.
We expect the overall provisions of the Tax Reform Legislation will have a positive impact on future periods by lowering the effective tax rate and increasing after-tax earnings, primarily due to the reduction in the Federal corporate income tax rate. The reduction in income taxes will also enhance cash flow.
Although the Tax Reform Legislation initially reduced our combined statutory surplus in the period of enactment, statutory surplus remains well above minimum regulatory requirements and dividend capacity was not significantly affected.
Results of Operations
The following table includes the consolidated results of our operations including our financial measure, Core income. For more detailed components of our business operations and the core income financial measure, see the segment discussions within this MD&A. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Years ended December 31
(In millions)	2017	2016	2015
Operating Revenues
Net earned premiums	$6,988	$6,924	$6,921
Net investment income	2,034	1,988	1,840
Other revenues	427	404	407
Total operating revenues	9,449	9,316	9,168
Claims, Benefits and Expenses
Net incurred claims and benefits	5,288	5,270	5,372
Policyholders' dividends	22	13	12
Amortization of deferred acquisition costs	1,233	1,235	1,540
Other insurance related expenses	1,098	1,122	1,093
Other expenses	591	589	535
Total claims, benefits and expenses	8,232	8,229	8,552
Core income before income tax	1,217	1,087	616
Income tax expense on core income	(298)	(263)	(101)
Core income	919	824	515
Net realized investment gains (losses)	93	50	(67)
Income tax (expense) benefit on net realized investment gains (losses)	(30)	(15)	31
Net realized investment gains (losses), after tax	63	35	(36)
Net deferred tax asset remeasurement	(83)	—	—
Net income	$899	$859	$479

2017 Compared with 2016
Core income increased $95 million in 2017 as compared to 2016. Core income for our Property & Casualty Operations declined $23 million primarily driven by higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $259 million after tax in 2017 as compared to $111 million after tax in 2016. Core loss for our operations outside of Property & Casualty Operations improved $118 million driven by lower adverse prior year A&EP reserve development.
Favorable net prior year development of $312 million and $314 million was recorded in 2017 and 2016 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.
2016 Compared with 2015
Core income increased $309 million in 2016 as compared with 2015. Core results increased $293 million for our operations outside of Property & Casualty Operations primarily as a result of a $198 million after-tax charge in 2015 related to increasing long term care active life and claim reserves. As our active life reserve assumptions were unlocked in 2015, long term care results in 2016 improved significantly. Core income increased $16 million for our Property & Casualty Operations due to higher favorable net prior year reserve development and net investment income, partially offset by an increase in the current accident year loss ratio and higher underwriting expenses. Net catastrophe losses were $111 million after tax in 2016 as compared to $95 million after tax in 2015.
Favorable net prior year development of $314 million and $218 million was recorded in 2016 and 2015 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Specialty provides a broad array of professional, financial and specialty property and casualty products and services through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s marketplace.
Effective January 1, 2018, management is changing the segment presentation of our life sciences business and technology and media related errors and omissions (E&O) business within the Specialty and Commercial business segments.  Our life sciences business provides product liability and other coverages such as property and workers compensation associated with the life sciences industry. Approximately $100 million of net written premium related to the life sciences business will move from the Specialty business segment to the Commercial business segment.  Our technology and media related E&O business provides network security and privacy, media and E&O coverage primarily for technology risks.  Approximately $70 million of net written premium related to this business will move from the Commercial business segment to the Specialty business segment. We believe the new management responsibility for these businesses better aligns with line of business underwriting expertise and the manner in which the products are sold. The new classifications will be presented in the Company’s financial statements beginning with the period ending March 31, 2018, and prior periods presented will conform to the new presentation.
Our operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of our long term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re and A&EP. Intersegment eliminations are also included in this segment.
Our Property & Casualty Operations field structure consists of 49 underwriting locations across the United States. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. Our claim presence consists of six primary locations where we handle multiple claim types and key business functions. Additionally, claim maintains regional offices which are aligned with our underwriting field structure. We also have a presence in Canada, Europe and Singapore consisting of 17 branch operations and access to business placed at Lloyd's of London through Hardy Syndicate 382.
What we previously referred to as net operating income (loss) in our public disclosures, we now refer to as core income (loss). The fourth quarter 2017 net deferred tax asset remeasurement was excluded from core income (loss) for the year ended December 31, 2017. Otherwise, there were no changes to the calculation of this measure. We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net realized investment gains or losses, ii) income or loss from discontinued operations, iii) any cumulative effects of changes in accounting guidance and iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. Federal tax rate change. The calculation of core income (loss) excludes net realized investment gains or losses because net realized investment gains or losses are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business and reconciliations of non-GAAP measures to the most comparable GAAP measures and other information in Note O to the Consolidated Financial Statements included under Item 8.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results.

The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.
Changes in estimates of claim and claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the effect of related acquisition expenses. Further information on our reserves is provided in Note E to the Consolidated Financial Statements included under Item 8.

Specialty
Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:
Management & Professional Liability provides management and professional liability insurance and risk management services and other specialized property and casualty coverages. This group provides professional liability coverages to various professional firms, including architects, real estate agents, accounting firms, law firms and other professional firms. Management & Professional Liability also provides D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations, where tailored products for these client segments are offered. Products within Management & Professional Liability are distributed through brokers, independent agents and managing general underwriters. Management & Professional Liability also offers insurance products to serve the healthcare industry. Products include professional and general liability as well as associated standard property and casualty coverages, and are distributed on a national basis through brokers, independent agents and managing general underwriters. Key customer groups include aging services, allied medical facilities, life sciences, dentists, physicians, hospitals and nurses and other medical practitioners.
Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states through a network of independent agencies and brokers.
Warranty and Alternative Risks provides extended service contracts and related products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles and cell phones.

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2017	2016	2015
Net written premiums	$2,771	$2,780	$2,781
Net earned premiums	2,753	2,779	2,782
Net investment income	538	516	474
Core income	610	650	560

Other performance metrics:
Loss and loss adjustment expense ratio	55.8%	52.8%	57.4%
Expense ratio	32.0	32.0	31.1
Dividend ratio	0.2	0.2	0.2
Combined ratio	88.0%	85.0%	88.7%

Rate	0%	1%	1%
Renewal premium change	2	2	3
Retention	88	88	87
New business	$251	$249	$279
2017 Compared with 2016
Net written premiums for Specialty in 2017 were consistent with 2016. New business, renewal premium change and retention also remained at consistent levels. The decrease in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $40 million in 2017 as compared with 2016, primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income.
The combined ratio increased 3.0 points in 2017 as compared with 2016. The loss ratio increased 3.0 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $49 million, or 1.8 points of the loss ratio, for 2017, as compared to $18 million, or 0.6 points of the loss ratio, for 2016. The loss ratio excluding catastrophes and development improved 1.3 points. The expense ratio in 2017 was consistent with the same period in 2016.
Favorable net prior year development of $216 million and $305 million was recorded in 2017 and 2016. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2017	2016
Gross case reserves	$1,805	$1,871
Gross IBNR reserves	4,043	4,278
Total gross carried claim and claim adjustment expense reserves	$5,848	$6,149
Net case reserves	$1,656	$1,681
Net IBNR reserves	3,523	3,723
Total net carried claim and claim adjustment expense reserves	$5,179	$5,404
2016 Compared with 2015
Net written premiums for Specialty in 2016 were consistent with 2015 as growth in warranty was offset by a decrease in management and professional liability and healthcare due to underwriting actions undertaken in certain business lines. The trend in net earned premiums was consistent with net written premiums.
Core income increased $90 million in 2016 as compared with 2015, primarily due to higher favorable net prior year reserve development and net investment income partially offset by higher underwriting expenses and current accident year net loss and loss adjustment expenses.
The combined ratio decreased 3.7 points in 2016 as compared with 2015. The loss ratio decreased 4.6 points due to higher favorable net prior year reserve development partially offset by a higher current accident year loss ratio. Net catastrophe losses were $18 million, or 0.6 points of the loss ratio, for 2016 as compared to $13 million, or 0.4 points of the loss ratio, for 2015. The expense ratio increased 0.9 points in 2016 as compared with 2015, due to higher employee costs and higher IT spending primarily related to new underwriting platforms.
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
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2017	2016	2015
Net written premiums	$2,882	$2,841	$2,818
Net earned premiums	2,840	2,804	2,788
Net investment income	642	638	593
Core income	341	311	369

Other performance metrics:
Loss and loss adjustment expense ratio	67.9%	68.7%	65.1%
Expense ratio	35.2	36.8	36.1
Dividend ratio	0.6	0.3	0.3
Combined ratio	103.7%	105.8%	101.5%

Rate	0%	(2)%	1%
Renewal premium change	2	3	4
Retention	86	84	78
New business	$559	$520	$552
2017 Compared with 2016
Net written premiums for Commercial increased $41 million in 2017 as compared with 2016 driven by higher new business within Middle Markets, strong retention and positive renewal premium change. This was partially offset by an unfavorable premium rate adjustment within Small Business that is more fully discussed in Note F to the Consolidated Financial Statements under Item 8.  The increase in net earned premium was consistent with the trend in net written premiums.
Core income increased $30 million in 2017 as compared with 2016, due to the favorable period over period effect of net prior year loss reserve development and improved non-catastrophe current accident year underwriting results partially offset by higher net catastrophe losses.

The combined ratio improved 2.1 points in 2017 as compared to 2016. The loss ratio improved 0.8 points primarily due to the favorable period over period effect of net prior year loss reserve development partially offset by higher net catastrophe losses. Net catastrophe losses were $267 million, or 9.4 points of the loss ratio, for 2017, as compared to $116 million, or 4.1 points of the loss ratio, for 2016. The loss ratio excluding catastrophes and development improved 1.9 points. The expense ratio improved 1.6 points in 2017 as compared with 2016, reflecting both our ongoing efforts to improve productivity and the actions undertaken in last year's third and fourth quarters to reduce expenses.
Favorable net prior year development of $59 million was recorded in 2017 as compared with unfavorable net prior year development of $53 million in 2016. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2017	2016
Gross case reserves	$4,364	$4,661
Gross IBNR reserves	4,221	4,233
Total gross carried claim and claim adjustment expense reserves	$8,585	$8,894
Net case reserves	$4,047	$4,353
Net IBNR reserves	3,917	3,952
Total net carried claim and claim adjustment expense reserves	$7,964	$8,305
2016 Compared with 2015
Net written premiums for Commercial increased $23 million in 2016 as compared with 2015 driven by strong retention in Middle Markets partially offset by a decrease in small business, which included a premium rate adjustment more fully discussed in Note F to the Consolidated Financial Statements under Item 8.  The increase in net earned premium was consistent with the trend in net written premiums.
Core income decreased $58 million in 2016 as compared with 2015, due to a higher underwriting loss partially offset by an increase in net investment income.
The combined ratio increased 4.3 points in 2016 as compared to 2015. The loss ratio increased 3.6 points due to the unfavorable period over period effect of net prior year reserve development and a higher current accident year loss ratio due to higher large losses. Net catastrophe losses were $116 million, or 4.1 points of the loss ratio, for 2016 primarily driven by U.S. weather-related events, as compared to $101 million, or 3.6 points of the loss ratio, for 2015. The expense ratio increased 0.7 points in 2016 as compared with 2015, due to higher employee costs and higher IT spending primarily related to a new underwriting platform.
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
The International business is grouped into broad business units which include Energy & Marine, Property, Casualty, Specialty, and Healthcare & Technology. International is managed across three underwriting platforms from Head Offices in London and Toronto.
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

The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2017	2016	2015
Net written premiums	$881	$821	$822
Net earned premiums	857	806	804
Net investment income	52	51	52
Core income	8	21	37

Other performance metrics:
Loss and loss adjustment expense ratio	67.0%	61.0%	59.5%
Expense ratio	37.8	38.1	38.1
Combined ratio	104.8%	99.1%	97.6%

Rate	0%	(1)%	(1)%
Renewal premium change	2	(1)	0
Retention	80	76	76
New business(1)	$275	$240	$111
(1) Beginning in 2016, new business includes Hardy. New business for Hardy was $151 million and $133 million for the years ended December 31, 2017 and 2016.
2017 Compared with 2016
Net written premiums for International increased $60 million in 2017 as compared with 2016 due to higher new business, positive renewal premium change and higher retention. Excluding the effect of foreign currency exchange rates and premium development, net written premiums increased 6.7% in 2017. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $13 million in 2017 as compared with 2016 driven by lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by favorable period over period foreign currency exchange results.
The combined ratio increased 5.7 points in 2017 as compared with 2016. The loss ratio increased 6.0 points, primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by lower current accident year large losses. Net catastrophe losses were $64 million, or 7.9 points of the loss ratio, for 2017, as compared to $31 million, or 3.9 points of the loss ratio, for 2016. The loss ratio excluding catastrophes and development improved 3.0 points. The expense ratio improved 0.3 points in 2017 as compared with 2016 primarily due to the higher net earned premiums.
Favorable net prior year development of $27 million and $64 million was recorded in 2017 and 2016. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2017	2016
Gross case reserves	$744	$632
Gross IBNR reserves	892	696
Total gross carried claim and claim adjustment expense reserves	$1,636	$1,328
Net case reserves	$640	$548
Net IBNR reserves	792	653
Total net carried claim and claim adjustment expense reserves	$1,432	$1,201

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
Core income decreased $16 million in 2016 as compared with 2015, primarily due to a lower underwriting profit and foreign currency exchange losses.
The combined ratio increased 1.5 points in 2016 as compared with 2015. The loss ratio increased 1.5 points, primarily due to an increase in the current accident year loss ratio driven by a higher level of large losses related to political risk, property and financial institutions, partially offset by higher favorable net prior year development. Net catastrophe losses were $31 million, or 3.9 points of the loss ratio, for 2016 primarily driven by the Fort McMurray wildfires, as compared to $27 million, or 3.3 points of the loss ratio, for 2015. The expense ratio was consistent with 2015.
Favorable net prior year development of $64 million and $36 million was recorded in 2016 and 2015. Further information on net prior year development is in Note E to the Consolidated Financial Statements included under Item 8.

Life & Group
The Life & Group segment primarily includes the results of our long term care business that is in run-off. Long term care policies were sold on both an individual and group basis. New enrollees in existing groups were accepted through February 1, 2016.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2017	2016	2015
Net earned premiums	$539	$536	$548
Net investment income	782	767	704
Core loss before income tax	(82)	(125)	(629)
Income tax benefit on core loss	132	145	315
Core income (loss)	50	20	(314)

2017 Compared with 2016
Core income increased $30 million in 2017 as compared with 2016. This increase was driven by favorable morbidity partially offset by unfavorable persistency in the long term care business. Additionally, the release of long term care claim reserves resulting from the annual claims experience study was higher in 2017 as compared with 2016.
The effective tax rate for the Life & Group segment is generally a function of the Federal corporate income tax rate and the relative proportion of tax exempt investment income on municipal bonds supporting liabilities to the overall pretax income of the segment. The reduction in the Federal corporate income tax rate effective January 1, 2018 will reduce the tax benefit on the segment’s pretax losses.

The following table summarizes policyholder reserves for Life & Group.

December 31, 2017
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,568	$8,959	$11,527
Structured settlement annuities	547	—	547
Other	16	—	16
Total	3,131	8,959	12,090
Shadow adjustments (1)	159	1,990	2,149
Ceded reserves (2)	209	230	439
Total gross reserves	$3,499	$11,179	$14,678

December 31, 2016
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,426	$8,654	$11,080
Structured settlement annuities	565	—	565
Other	17	—	17
Total	3,008	8,654	11,662
Shadow adjustments (1)	101	1,459	1,560
Ceded reserves (2)	249	213	462
Total gross reserves	$3,358	$10,326	$13,684
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
2016
Due to the recognition of the premium deficiency and resetting of actuarial assumptions in the fourth quarter of 2015, the 2016 and 2015 results are not comparable. As a result of the reserve assumption unlocking in 2015, the core results of our long term care business in 2016 reflect the variance between actual experience and the expected results contemplated in our best estimate reserves.
Core income was $20 million for the year ended December 31, 2016 driven by a favorable release of claim reserves resulting from the annual claims experience study and higher net investment income due to an increase in the invested asset base. The long term care results were generally in line with expectations, as the impact of favorable morbidity was partially offset by unfavorable persistency.
2015
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

Corporate & Other
Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2017	2016	2015
Net investment income	$20	$16	$17
Interest expense	152	155	154
Core loss	(90)	(178)	(137)
2017 Compared with 2016
Core loss improved $88 million in 2017 as compared with 2016, driven by lower adverse net prior year reserve development recorded in 2017 for A&EP under the Loss Portfolio Transfer. This is further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2017	2016
Gross case reserves	$1,371	$1,524
Gross IBNR reserves	1,065	1,090
Total gross carried claim and claim adjustment expense reserves	$2,436	$2,614
Net case reserves	$94	$94
Net IBNR reserves	111	136
Total net carried claim and claim adjustment expense reserves	$205	$230
2016 Compared with 2015
Core loss increased $41 million in 2016 as compared with 2015. Results in both periods were negatively affected by after-tax charges related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer. The Loss Portfolio Transfer drove $18 million of the year over year change. This is further discussed in Note E to the Consolidated Financial Statements included under Item 8.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity and equity securities, which substantially consist of preferred stock.

Years ended December 31
(In millions)	2017	2016	2015
Taxable fixed income securities	$1,397	$1,424	$1,387
Tax-exempt fixed income securities	427	405	376
Total fixed income securities	1,824	1,829	1,763
Limited partnership investments	207	155	92
Other, net of investment expense	3	4	(15)
Pretax net investment income	$2,034	$1,988	$1,840
Fixed income securities, after tax	$1,324	$1,322	$1,277
Net investment income, after tax	1,462	1,427	1,329

Effective income yield for the fixed income securities portfolio, pretax	4.7%	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.4%	3.5%	3.4%
Net investment income, after tax, increased $35 million in 2017 as compared with 2016. The increase was driven by limited partnership investments, which returned 9.1% in 2017 as compared with 6.3% in the prior year.
Net investment income, after tax, increased $98 million in 2016 as compared with 2015. The increase was driven by limited partnership investments, which returned 6.3% in 2016 as compared with 3.0% in the prior year. Income from fixed income securities, after tax, increased $45 million primarily due to an increase in the invested asset base and a charge in 2015 related to a change in estimate effected by a change in accounting principle. See further discussion of the accounting change in Note A to the Consolidated Financial Statements included under Item 8.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Fixed maturity securities:
Corporate and other bonds	$111	$31	$(55)
States, municipalities and political subdivisions	14	29	(22)
Asset-backed	(6)	(2)	10
U.S. Treasury and obligations of government-sponsored enterprises	3	5	—
Foreign government	—	3	1
Total fixed maturity securities	122	66	(66)
Equity securities	—	(5)	(23)
Derivatives	(4)	(2)	10
Short term investments and other	(25)	(9)	12
Net realized investment gains (losses)	93	50	(67)
Income tax (expense) benefit on net realized investment gains (losses)	(30)	(15)	31
Net realized investment gains (losses), after tax	$63	$35	$(36)
Net realized investment gains, after tax, improved $28 million for 2017 as compared with 2016, driven by lower other-than-temporary impairment (OTTI) losses recognized in earnings. Additionally, Short term investments and other for the current period included a loss of $27 million after tax related to the redemption of our $350 million senior notes due November 2019. Net realized investment results, after tax, improved $71 million for 2016 as compared with 2015, driven by lower OTTI losses recognized in earnings and higher net realized investment gains on sales of securities.
Further information on our realized gains and losses, including our OTTI losses and derivative gains (losses), as well as our impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2017		2016
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,514	$21	$4,212	$32
AAA	1,954	152	1,881	110
AA	8,982	914	8,911	750
A	9,643	952	9,866	832
BBB	13,554	1,093	12,802	664
Non-investment grade	2,840	140	3,233	156
Total	$41,487	$3,272	$40,905	$2,544
As of December 31, 2017 and 2016, only 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,050	$33
AAA	177	6
AA	363	5
A	629	11
BBB	1,226	22
Non-investment grade	530	10
Total	$4,975	$87
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2017
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$85	$2
Due after one year through five years	1,079	19
Due after five years through ten years	3,363	57
Due after ten years	448	9
Total	$4,975	$87

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
A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the long term care and structured settlement liabilities in the Life & Group segment.
The effective durations of fixed maturity securities, non-redeemable preferred stock and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

December 31	2017		2016
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,797	8.4	$15,724	8.7
Other investments	26,817	4.4	26,669	4.6
Total	$43,614	5.9	$42,393	6.1
The duration of the total portfolio is aligned with the cash flow characteristics of the underlying liabilities.
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

December 31
(In millions)	2017	2016
Short term investments:
Commercial paper	$905	$733
U.S. Treasury securities	355	433
Money market funds	44	44
Other	132	197
Total short term investments	$1,436	$1,407

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2017, net cash provided by operating activities was $1,254 million as compared with $1,416 million and $1,387 million for 2016 and 2015, respectively. In 2017, cash provided by operating activities reflected higher net claim payments and a lower level of distributions on limited partnerships partially offset by lower IT spend and an increase in premiums collected. Operating cash flows in 2016 reflected lower income taxes paid and increased receipts relating to returns on limited partnerships offset by higher net claim and expense payments. Operating cash flows in 2015 reflected lower premiums collected and decreased receipts relating to returns on limited partnerships offset by lower net claim payments.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $424 million for 2017, as compared with $846 million and $372 million for 2016 and 2015. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In the first quarter of 2016, we sold the principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
Net cash used by financing activities was $755 million, $673 million and $807 million for 2017, 2016 and 2015. In the third quarter of 2017, we issued $500 million of 3.45% senior notes due August 15, 2027 and redeemed the $350 million outstanding aggregate principal balances of our 7.35% senior notes due November 15, 2019. In the first quarter of 2016, we issued $500 million of 4.50% senior notes due March 1, 2026 and redeemed the $350 million outstanding aggregate principal balance of our 6.50% senior notes due August 15, 2016.
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
CCC paid dividends of $955 million, $765 million and $900 million to CNAF during 2017, 2016 and 2015.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

Common Stock Dividends
Dividends of $3.10 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid in 2017. On February 9, 2018, our Board of Directors declared a quarterly dividend of $0.30 per share and a special dividend of $2.00 per share, payable March 14, 2018 to stockholders of record on February 26, 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2017
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,638	$284	$756	$575	$2,023
Lease obligations	417	40	72	73	232
Claim and claim adjustment expense reserves (b)	23,478	5,246	6,431	3,347	8,454
Future policy benefit reserves (c)	28,160	(439)	(258)	413	28,444
Total (d), (e)	$55,693	$5,131	$7,001	$4,408	$39,153

(a)	Includes estimated future interest payments.

(b)
Claim and claim adjustment expense reserves are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2017. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(c)
Future policy benefit reserves are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2017. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)	Does not include expected estimated contribution of $20 million to our pension and postretirement plans in 2018.
(e) Does not include investment commitments of $595 million related to limited partnerships, privately placed debt securities and mortgage loans.
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
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P. The table also includes the ratings for CNAF senior debt.

December 31, 2017	Insurance Financial Strength Ratings		Corporate Debt Ratings
	CCC Group	Western Surety Group	CNAF - Senior Debt
A.M. Best	A	A	bbb
Moody's	A2	Not rated	Baa2
S&P	A	A	BBB+
A.M. Best, Moody’s and S&P each maintain a stable outlook on the Company.
CNA Insurance Company Limited is included within the CCC group as part of S&P’s rating. Hardy, through Syndicate 382, benefits from the collective financial strength of the Lloyd’s market, which is rated A+ by S&P with a stable outlook and A by A.M. Best with a stable outlook.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted as of January 1, 2017 and that will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.
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

•
regulatory limitations, impositions and restrictions upon us, including with respect to our ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies; and

•
regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy standards;

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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as "Brexit." As a result of the referendum, in 2017 the British government formally commenced the process to leave the E.U. and began negotiating the terms of treaties that will govern the U.K.'s future relationship with the E.U. Although the terms of any future treaties are unknown, we believe changes in our international operating platform will be required to allow us to continue to write business in the E.U. after the completion of Brexit. Therefore, we have begun the process of establishing a new European subsidiary in Luxembourg. As a result of these changes, the complexity and cost of regulatory compliance of our European business is likely to increase.

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2017 and 2016 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2017 and 2016, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2017 and 2016, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. The value of limited partnerships are also affected by changes in equity markets, so a model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in the S&P 500 index. The result of the model allowed us to estimate the change in value of limited partnerships due to equity risk.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2017 and 2016 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2017		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,487	$(2,559)	$(215)	$—
Equity securities	695	(26)	(2)	(6)
Limited partnership investments	2,369	—	—	(95)
Other invested assets	44	—	(3)	—
Mortgage loans (1)	844	(40)	—	—
Short term investments	1,436	(1)	(10)	—
Total assets	46,875	(2,626)	(230)	(101)
Derivative financial instruments, included in Other liabilities	(3)	17	—	—
Total securities	$46,872	$(2,609)	$(230)	$(101)
Long term debt (1)	$2,896	$(148)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 1

December 31, 2016		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$40,905	$(2,571)	$(189)	$(1)
Equity securities	110	(7)	(1)	(11)
Limited partnership investments	2,371	—	—	(95)
Other invested assets	36	—	(3)	—
Mortgage loans (1)	594	(30)	—	—
Short term investments	1,407	(1)	(9)	—
Total assets	45,423	(2,609)	(202)	(107)
Derivative financial instruments, included in Other liabilities	3	13	—	—
Total securities	$45,426	$(2,596)	$(202)	$(107)
Long term debt (1)	$2,952	$(137)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2017 and 2016 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2017		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,487	$(3,839)	$(429)	$—
Equity securities	695	(38)	(4)	(16)
Limited partnership investments	2,369	—	—	(237)
Other invested assets	44	—	(7)	—
Mortgage loans (1)	844	(60)	—	—
Short term investments	1,436	(2)	(20)	—
Total assets	46,875	(3,939)	(460)	(253)
Derivative financial instruments, included in Other liabilities	(3)	25	—	—
Total securities	$46,872	$(3,914)	$(460)	$(253)
Long term debt (1)	$2,896	$(221)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

Market Risk Scenario 2

December 31, 2016		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$40,905	$(3,855)	$(379)	$(2)
Equity securities	110	(11)	(3)	(28)
Limited partnership investments	2,371	—	—	(237)
Other invested assets	36	—	(5)	—
Mortgage loans (1)	594	(45)	—	—
Short term investments	1,407	(2)	(17)	—
Total assets	45,423	(3,913)	(404)	(267)
Derivative financial instruments, included in Other liabilities	3	20	—	—
Total securities	$45,426	$(3,893)	$(404)	$(267)
Long term debt (1)	$2,952	$(205)	$—	$—

(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2017	2016	2015
Revenues
Net earned premiums	$6,988	$6,924	$6,921
Net investment income	2,034	1,988	1,840
Net realized investment gains (losses):
Other-than-temporary impairment losses	(14)	(81)	(156)
Other net realized investment gains	107	131	89
Net realized investment gains (losses)	93	50	(67)
Other revenues	427	404	407
Total revenues	9,542	9,366	9,101
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,310	5,283	5,384
Amortization of deferred acquisition costs	1,233	1,235	1,540
Other operating expenses	1,528	1,552	1,473
Interest	161	159	155
Total claims, benefits and expenses	8,232	8,229	8,552
Income before income tax	1,310	1,137	549
Income tax expense	(411)	(278)	(70)
Net income	$899	$859	$479

Basic earnings per share	$3.32	$3.18	$1.77

Diluted earnings per share	$3.30	$3.17	$1.77

Dividends declared per share	$3.10	$3.00	$3.00

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.1	270.4	270.2
Diluted	272.1	271.1	270.7
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2017	2016	2015
Comprehensive Income (Loss)
Net income	$899	$859	$479
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(5)	3	(9)
Net unrealized gains on other investments	108	252	(552)
Net unrealized gains on investments	103	255	(561)
Foreign currency translation adjustment	100	(114)	(139)
Pension and postretirement benefits	2	1	(15)
Other comprehensive income (loss), net of tax	205	142	(715)
Total comprehensive income (loss)	$1,104	$1,001	$(236)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2017	2016
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,215 and $38,361)	$41,487	$40,905
Equity securities at fair value (cost of $659 and $106)	695	110
Limited partnership investments	2,369	2,371
Other invested assets	44	36
Mortgage loans	839	591
Short term investments	1,436	1,407
Total investments	46,870	45,420
Cash	355	271
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $37)	4,261	4,416
Insurance receivables (less allowance for uncollectible receivables of $44 and $46)	2,292	2,209
Accrued investment income	411	405
Deferred acquisition costs	634	600
Deferred income taxes	137	379
Property and equipment at cost (less accumulated depreciation of $274 and $254)	326	310
Goodwill	148	145
Other assets	1,133	1,078
Total assets	$56,567	$55,233
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,004	$22,343
Unearned premiums	4,029	3,762
Future policy benefits	11,179	10,326
Short term debt	150	—
Long term debt	2,708	2,710
Other liabilities (includes $143 and $50 due to Loews Corporation)	4,253	4,123
Total liabilities	44,323	43,264
Commitments and contingencies (Notes B, F and L)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,205,390 and 270,495,998 shares outstanding)	683	683
Additional paid-in capital	2,175	2,173
Retained earnings	9,414	9,359
Accumulated other comprehensive income (loss)	32	(173)
Treasury stock (1,834,853 and 2,544,245 shares), at cost	(60)	(73)
Total stockholders’ equity	12,244	11,969
Total liabilities and stockholders' equity	$56,567	$55,233
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$899	$859	$479
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	168	136	(150)
Trading portfolio activity	9	(9)	17
Net realized investment (gains) losses	(93)	(50)	67
Equity method investees	84	238	195
Net amortization of investments	(40)	(27)	17
Depreciation and amortization	88	77	84
Changes in:
Receivables, net	92	(130)	82
Accrued investment income	(4)	(3)	(1)
Deferred acquisition costs	(24)	(8)	311
Insurance reserves	22	237	241
Other assets	(158)	(95)	(79)
Other liabilities	173	162	126
Other, net	38	29	(2)
Total adjustments	355	557	908
Net cash flows provided by operating activities	1,254	1,416	1,387
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	5,438	5,328	4,390
Fixed maturity securities - maturities, calls and redemptions	3,641	3,219	4,095
Equity securities	46	81	57
Limited partnerships	192	290	174
Mortgage loans	26	207	26
Purchases:
Fixed maturity securities	(9,065)	(9,827)	(8,675)
Equity securities	(166)	—	(62)
Limited partnerships	(171)	(252)	(188)
Mortgage loans	(274)	(120)	(123)
Change in other investments	(3)	7	4
Change in short term investments	(6)	258	34
Purchases of property and equipment	(102)	(146)	(125)
Disposals of property and equipment	—	107	—
Other, net	20	2	21
Net cash flows used by investing activities	$(424)	$(846)	$(372)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2017	2016	2015
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(842)	$(813)	$(811)
Proceeds from the issuance of debt	496	498	—
Repayment of debt	(391)	(358)	—
Other, net	(18)	—	4
Net cash flows used by financing activities	(755)	(673)	(807)
Effect of foreign exchange rate changes on cash	9	(13)	(11)
Net change in cash	84	(116)	197
Cash, beginning of year	271	387	190
Cash, end of year	$355	$271	$387
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2017	2016	2015
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,173	2,153	2,151
Stock-based compensation	2	20	2
Balance, end of year	2,175	2,173	2,153
Retained Earnings
Balance, beginning of year	9,359	9,313	9,645
Dividends paid to common stockholders	(844)	(813)	(811)
Net income	899	859	479
Balance, end of year	9,414	9,359	9,313
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(173)	(315)	400
Other comprehensive income (loss)	205	142	(715)
Balance, end of year	32	(173)	(315)
Treasury Stock
Balance, beginning of year	(73)	(78)	(84)
Stock-based compensation	13	5	6
Balance, end of year	(60)	(73)	(78)
Notes Receivable for the Issuance of Common Stock
Balance, beginning of year	—	—	(1)
Decrease in notes receivable for common stock	—	—	1
Balance, end of year	—	—	—
Total stockholders' equity	$12,244	$11,969	$11,756
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2017.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP), workers' compensation lifetime claims and long term care claims, are not discounted and are based on i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; ii) estimates of incurred but not reported (IBNR) losses; iii) estimates of losses on assumed reinsurance; iv) estimates of future expenses to be incurred in the settlement of claims; v) estimates of salvage and subrogation recoveries and vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion and $1.2 billion as of December 31, 2017 and 2016. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from to 5.5% to 8.0% as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the discounted reserves for unfunded structured settlements were $527 million and $544 million, net of discount of $798 million and $841 million. For the years ended December 31, 2017, 2016 and 2015, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $41 million, $42 million and $42 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2017 and 2016, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2017 and 2016, the discounted reserves for workers’ compensation lifetime claim reserves were $346 million and $371 million, net of discount of $190 million and $202 million. For the years ended December 31, 2017, 2016 and 2015 the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $19 million, $17 million and $20 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year development.
Long term care claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Long term care claim reserves are discounted at an interest rate of 6.0% as of December 31, 2017 and interest rates ranging from 4.5% to 6.8% as of December 31, 2016. As of December 31, 2017 and 2016, such discounted reserves totaled $2.4 billion and $2.2 billion, net of discount of $446 million and $529 million.
Future policy benefit reserves: Future policy benefit reserves represent the active life reserves related to the Company's long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. Actuarial assumptions generally vary by plan, age at issue, policy duration and gender. The initial assumptions are determined at issuance, including a margin for adverse deviation, and are locked in throughout the life of the contract unless a premium deficiency develops. If a premium deficiency emerges, the assumptions are unlocked and deferred acquisition costs, if any, and the future policy benefit reserves are adjusted. The December 31, 2015 gross premium valuation (GPV) indicated a premium deficiency of $296 million. The indicated premium deficiency necessitated a charge to income that was affected by the write off of the entire long term care deferred acquisition cost asset of $289 million and an increase to active life reserves of $7 million. The GPV as of December 31, 2017 and 2016 indicated the carried reserves were sufficient; therefore there was no unlocking of assumptions. Interest rates for long term care active life reserves range from 6.6% to 7.0% as of December 31, 2017 and 2016.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, the liability balances were $121 million and $125 million.
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
Reinsurance receivables related to paid losses are presented at unpaid balances. Reinsurance receivables related to unpaid losses are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves. Reinsurance receivables are reported net of an allowance for uncollectible amounts on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of the Company.
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, industry experience and current economic conditions. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. Because billed receivables generally approximate 3% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
Amounts are considered past due based on the reinsurance contract terms. Reinsurance receivables related to paid losses and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer. Reinsurance receivables from insolvent insurers related to paid losses are written off when the settlement due from the estate can be reasonably estimated. At the time reinsurance receivables related to paid losses are written off, any required adjustment to reinsurance receivables related to unpaid losses is recorded as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations.
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $8 million and $3 million recorded as deposit assets as of December 31, 2017 and 2016, and $4 million and $6 million recorded as deposit liabilities as of December 31, 2017 and 2016. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.
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
Deferred acquisition costs related to long term care contracts issued prior to January 1, 2004 include costs which vary with and are primarily related to the acquisition of business. As noted under Future policy benefit reserves, all of the long term care deferred acquisition costs of $289 million were written off as of December 31, 2015 in recognition of a premium deficiency.
Investments in life settlement contracts and related revenue recognition: Prior to 2002, the Company purchased investments in life settlement contracts. The Company obtained the ownership and beneficiary rights of an underlying life insurance policy through a life settlement contract with the owner of the life insurance contract.

The entire portfolio of life settlement contracts, which is included within the Life & Group segment, was determined to be held for sale as of December 31, 2016 as the Company reached an agreement on terms to sell the portfolio. As such, the Company adjusted the fair value to the estimated sales proceeds less cost to sell. This resulted in a $10 million loss recognized within Net realized investment gains for the year ended December 31, 2016. The definitive Purchase and Sale Agreement (PSA) related to the portfolio was executed on March 7, 2017 (sale date). In connection therewith, the life settlement contracts and related sale proceeds were placed in escrow until the buyer was recognized as the owner and beneficiary of each individual life settlement contract by the life insurance company that issued the policy. All of the contracts have been released from escrow as of December 31, 2017. The Company derecognized the released contracts and recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable of $46 million is included within Other assets on the December 31, 2017 Consolidated Balance Sheet and interest income is accreted to the principal balance of the note.
The fair value of the Company's investments in life settlement contracts was $58 million as of December 31, 2016, and was included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to the life settlement contracts prior to the sale date are included in Cash Flows from operating activities on the Consolidated Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts, as well as principal payments on the note receivable, are included in Cash Flows from investing activities.
Historically, the Company accounted for its investments in life settlement contracts using the fair value method. Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value estimated through the Company's internal valuation process, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, were recorded in Other revenues on the Consolidated Statements of Operations.
The increase in fair value recognized in Other revenues for the years ended December 31, 2016 and 2015 on contracts still held at each respective period-end was $7 million and $1 million. The gains recognized during the years ended December 31, 2017, 2016 and 2015 on contracts that settled were $3 million, $8 million and $24 million.
Investments
The Company classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The Company's equity holdings substantially consist of non-redeemable preferred stock with characteristics of debt securities, purchased for income generation. These securities are interest rate sensitive, and typically include stated dividend payment rates and dates and call provisions at the option of the issuer. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. Losses may be recognized within Net realized investment gains (losses) on the Consolidated Statements of Operations when a decline in value is determined by the Company to be other-than-temporary.
The cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in Net investment income on the Consolidated Statements of Operations. The amortization of premium and accretion of discount for fixed maturity securities takes into consideration call and maturity dates that produce the lowest yield. In 2015, the Company changed its accounting principle as previously the amortization of premiums was to maturity. This change in estimate effected by a change in accounting principle was adopted in the fourth quarter of 2015 and decreased Net investment income and the amortized cost of fixed maturity securities by $39 million in the Consolidated Statement of Operations for the year-ended December 31, 2015 and the Consolidated Balance Sheet as of December 31, 2015. The $39 million decrease to Net investment income included a $22 million cumulative adjustment relating to prior periods. The total adjustment decreased Basic and Diluted earnings per share by $0.09 for the year ended December 31, 2015.
For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments.
To the extent that unrealized gains on fixed income securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, increased $397 million and decreased $97 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by Shadow Adjustments of $1,411 million and $1,014 million.
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
Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and any valuation allowance, and are recorded once funded. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payments is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms. As of December 31, 2017 and 2016, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
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
In the normal course of investing activities, the Company enters into relationships with variable interest entities (VIEs), as both an investor in limited partnerships and asset-backed securities issued by third-party VIEs. The Company is not the primary beneficiary of these VIEs, and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the relative power and benefits of the Company and the other participants in the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Company’s Consolidated Balance Sheets and any unfunded commitments.
A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company follows a consistent and systematic process for determining and recording an OTTI loss, including the evaluation of securities in an unrealized loss position on at least a quarterly basis.

The Company’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that the Company intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. The factors considered include (a) the financial condition and near-term and long-term prospects of the issuer, (b) whether the debtor is current on interest and principal payments, (c) credit ratings of the securities and (d) general market conditions and industry or sector specific outlook. The Company also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is significantly less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as OTTI in Other comprehensive income. In subsequent reporting periods, a change in intent to sell or further credit impairment on a security whose fair value has not deteriorated will cause the non-credit component originally recorded as OTTI in Other comprehensive income to be recognized as an OTTI loss in earnings. The Company performs the discounted cash flow analysis using stressed scenarios to determine future expectations regarding recoverability. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches.
The Company applies the same impairment model as described above for the majority of its non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Company considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific outlook.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rate on the date of the transaction or at the average exchange rates. Foreign currency transaction gains (losses) of $27 million, $(9) million and $(11) million were included in determining Net income (loss) for the years ended December 31, 2017, 2016 and 2015.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2017, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in a goodwill impairment.
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
For the years ended December 31, 2017, 2016 and 2015, approximately 988 thousand, 678 thousand and 534 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, less than 1 thousand, 102 thousand and 106 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Supplementary Cash Flow Information
Cash payments made for interest were $155 million, $157 million and $152 million for the years ended December 31, 2017, 2016 and 2015. Cash payments made for income taxes were $152 million, $170 million and $310 million for the years ended December 31, 2017, 2016 and 2015.
Recently Adopted Accounting Standards Updates (ASU)
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated accounting guidance simplifies the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As of January 1, 2017, the Company adopted the updated accounting guidance and began recognizing excess tax benefits or deficiencies on vesting or settlement of awards as an income tax benefit or expense within net income, instead of additional paid-in capital as required under previous guidance. The related cash flows are now classified within operating activities. As a result of this change, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The impact of the accounting change resulted in a decrease of $6 million to Income tax expense for the year ended December 31, 2017.
Accounting Standards Pending Adoption
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in an amount that reflects the consideration the entity is entitled to receive for the transfer of the promised goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. The Company plans to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective approach. The Company expects that revenue on warranty products and services will be recognized more slowly under the new guidance than under the current revenue recognition pattern. At adoption, the Company anticipates a cumulative effect adjustment that will decrease Retained earnings by approximately $65 million. Additionally, Other revenues and Other operating expenses on the Company's Consolidated Statements of Operations will increase for those contracts for which the Company has concluded it is a principal, as the retail sellers' mark-up will now be reflected as revenue and commission expense. The estimated annual gross-up of Other revenues and Other operating expenses will be approximately $500 million. The related gross-up effect on the Consolidated Balance Sheet at adoption will be an increase of Other assets and Other liabilities by approximately $1.7 billion. Based on the Company’s assessment, the impact of adoption of the new guidance will not be material to the Company’s results of operations or financial position.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance is effective for interim and annual periods beginning after December 15, 2017.  The Company expects the primary change to be the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company will recognize a cumulative effect adjustment to Retained earnings and AOCI for the net of tax amount of unrealized investment gains and losses related to available-for-sale equity securities at the date of adoption. At adoption, the Company estimates this new guidance will result in an after-tax increase to Retained earnings and a decrease to AOCI of $28 million. Subsequent to adoption, changes in the fair value of equity securities will be reported as Net realized investment gains (losses) in the Company's Consolidated Statement of Operations, which will introduce additional volatility in the Company's results of operations.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost to be presented with other employee compensation costs and other components of net periodic pension cost to be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The guidance is effective for interim and annual periods beginning after December 15, 2017. The guidance is to be applied on a prospective basis for capitalization of service costs and on a retrospective basis for the presentation of the service cost and other components of net periodic benefit costs in the Company's Consolidated Statements of Operations or in its disclosures. The Company will adopt the updated guidance effective January 1, 2018. The Company plans to expand the related footnote disclosure to show the amount of service cost and non-service cost components of net periodic benefit cost and the line items in the Consolidated Statements of Operations in which such amounts are reported. The adoption impact from the change is not expected to be material to the Company’s results of operations or financial position.
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

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Fixed maturity securities	$1,812	$1,819	$1,751
Equity securities	12	10	12
Limited partnership investments	207	155	92
Mortgage loans	34	41	33
Short term investments	15	8	6
Trading portfolio	12	10	8
Other	1	4	1
Gross investment income	2,093	2,047	1,903
Investment expense	(59)	(59)	(63)
Net investment income	$2,034	$1,988	$1,840
As of December 31, 2017 the Company held $2 million of non-income producing fixed maturity securities. As of December 31, 2016, the Company held no non-income producing fixed maturity securities. As of December 31, 2017 and 2016, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$186	$204	$131
Gross realized losses	(64)	(138)	(197)
Net realized investment gains (losses) on fixed maturity securities	122	66	(66)
Equity securities:
Gross realized gains	1	5	2
Gross realized losses	(1)	(10)	(25)
Net realized investment gains (losses) on equity securities	—	(5)	(23)
Derivatives	(4)	(2)	10
Short term investments and other	(25)	(9)	12
Net realized investment gains (losses)	$93	$50	$(67)
Net realized investment gains (losses) for the year ended December 31, 2017 included a $42 million loss related to the redemption of the Company's $350 million senior notes due November 2019.

Net change in unrealized gains on investments is presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Net change in unrealized gains on investments:
Fixed maturity securities	$728	$225	$(1,114)
Equity securities	32	(2)	(6)
Other	(2)	1	1
Total net change in unrealized gains on investments	$758	$224	$(1,119)
The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Fixed maturity securities available-for-sale:
Corporate and other bonds	$12	$59	$104
States, municipalities and political subdivisions	—	—	18
Asset-backed:
Residential mortgage-backed	1	10	8
Other asset-backed	—	3	1
Total asset-backed	1	13	9
Total fixed maturity securities available-for-sale	13	72	131
Equity securities available-for-sale	1	9	25
OTTI losses recognized in earnings	$14	$81	$156

The following tables present a summary of fixed maturity and equity securities.

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,625	$28	$18,807	$—
States, municipalities and political subdivisions	12,478	1,551	2	14,027	(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872	—
Other asset-backed	1,083	16	5	1,094	—
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109	—
Foreign government	437	9	2	444	—
Redeemable preferred stock	10	1	—	11	—
Total fixed maturity securities available-for-sale	38,212	3,359	87	41,484	$(38)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Total equity securities available-for-sale	659	38	2	695
Total	$38,874	$3,397	$89	$42,182

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,711	$1,323	$76	$18,958	$(1)
States, municipalities and political subdivisions	12,060	1,213	33	13,240	(16)
Asset-backed:
Residential mortgage-backed	5,004	120	51	5,073	(28)
Commercial mortgage-backed	2,016	48	24	2,040	—
Other asset-backed	1,022	8	5	1,025	—
Total asset-backed	8,042	176	80	8,138	(28)
U.S. Treasury and obligations of government-sponsored enterprises	83	10	—	93	—
Foreign government	435	13	3	445	—
Redeemable preferred stock	18	1	—	19	—
Total fixed maturity securities available-for-sale	38,349	2,736	192	40,893	$(45)
Total fixed maturity securities trading	12			12
Equity securities available-for-sale:
Common stock	13	6	—	19
Preferred stock	93	2	4	91
Total equity securities available-for-sale	106	8	4	110
Total	$38,467	$2,744	$196	$41,015

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4	—	170	2
Total fixed maturity securities available-for-sale	3,520	38	1,455	49	4,975	87
Equity securities available-for-sale:
Common stock	7	1	—	—	7	1
Preferred stock	93	1	—	—	93	1
Total equity securities available-for-sale	100	2	—	—	100	2
Total	$3,620	$40	$1,455	$49	$5,075	$89

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,615	$61	$254	$15	$2,869	$76
States, municipalities and political subdivisions	959	32	23	1	982	33
Asset-backed:
Residential mortgage-backed	2,136	44	201	7	2,337	51
Commercial mortgage-backed	756	22	69	2	825	24
Other asset-backed	398	5	24	—	422	5
Total asset-backed	3,290	71	294	9	3,584	80
U.S. Treasury and obligations of government-sponsored enterprises	5	—	—	—	5	—
Foreign government	108	3	—	—	108	3
Total fixed maturity securities available-for-sale	6,977	167	571	25	7,548	192
Equity securities available-for-sale -- Preferred stock	12	—	13	4	25	4
Total	$6,989	$167	$584	$29	$7,573	$196

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2017 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of December 31, 2017.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of December 31, 2017, 2016 and 2015 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Years ended December 31
(In millions)	2017	2016	2015
Beginning balance of credit losses on fixed maturity securities	$36	$53	$62
Reductions for securities sold during the period	(9)	(16)	(9)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	(1)	—
Ending balance of credit losses on fixed maturity securities	$27	$36	$53
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2017		2016
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,135	$1,157	$1,779	$1,828
Due after one year through five years	8,165	8,501	7,566	7,955
Due after five years through ten years	16,060	16,718	15,892	16,332
Due after ten years	12,852	15,108	13,112	14,778
Total	$38,212	$41,484	$38,349	$40,893
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2017 and 2016 was $2,369 million and $2,371 million, which includes undistributed earnings of $539 million and $523 million. Limited partnerships comprising 61% of the total carrying value are reported on a current basis through December 31, 2017 with no reporting lag, 18% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 71% and 68% of the carrying value as of December 31, 2017 and 2016 employ hedge fund strategies. Limited partnerships comprising 25% and 27% of the carrying value as of December 31, 2017 and 2016 were invested in private debt and equity and the remainder were primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 62% were equity related, 19% pursued a multi-strategy approach, 17% were focused on distressed investments and 2% were fixed income related as of December 31, 2017.

The ten largest limited partnership positions held totaled $1,136 million and $1,168 million as of December 31, 2017 and 2016. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 3% and 4% of the aggregate partnership equity as of December 31, 2017 and 2016, and the related income reflected on the Consolidated Statements of Operations represents approximately 3%, 4% and 3% of the changes in aggregate partnership equity for the years ended December 31, 2017, 2016 and 2015.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheet. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net for the periods ended December 31, 2017 and 2016.
There was no cash collateral provided by the Company as of December 31, 2017 or 2016. There was no cash collateral received from counterparties held as of December 31, 2017 or 2016.
The Company holds an embedded derivative on a funds withheld liability with a notional value of $167 million and $174 million as of December 31, 2017 and 2016 and a fair value of $(3) million and $3 million as of December 31, 2017 and 2016. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets.

Investment Commitments
As of December 31, 2017, the Company had committed approximately $384 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of December 31, 2017, the Company had mortgage loan commitments of $46 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of December 31, 2017, the Company had commitments to purchase or fund additional amounts of $165 million and sell $108 million under the terms of such securities.
Investments on Deposit
Securities with carrying values of approximately $2.6 billion and $2.3 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2017 and 2016.
Cash and securities with carrying values of approximately $471 million and $514 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2017 and 2016. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $587 million and $261 million as of December 31, 2017 and 2016.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises and foreign governments and redeemable preferred stock.

December 31, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$128	$19,148	$98	$19,374
States, municipalities and political subdivisions	—	14,026	1	14,027
Asset-backed	—	7,751	335	8,086
Total fixed maturity securities	128	40,925	434	41,487
Equity securities	91	584	20	695
Short term and other	396	958	—	1,354
Total assets	$615	$42,467	$454	$43,536
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

December 31, 2016				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$112	$19,285	$130	$19,527
States, municipalities and political subdivisions	—	13,239	1	13,240
Asset-backed	—	7,939	199	8,138
Total fixed maturity securities	112	40,463	330	40,905
Equity securities	91	—	19	110
Short term and other	475	858	—	1,333
Life settlement contracts, included in Other assets	—	—	58	58
Total assets	$678	$41,321	$407	$42,406
Liabilities
Other liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of January 1, 2017	$130	$1	$199	$19	$—	$58	$407
Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	—	—	2	—	1	6	9
Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	3	—	3	3	—	—	9
Purchases	18	—	107	1	—	—	126
Sales	(5)	—	—	(3)	(1)	(59)	(68)
Settlements	(54)	—	(43)	—	—	(5)	(102)
Transfers into Level 3	16	—	153	—	—	—	169
Transfers out of Level 3	(10)	—	(86)	—	—	—	(96)
Balance as of December 31, 2017	$98	$1	$335	$20	$—	$—	$454
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2017 recognized in Net income (loss)*	$—	$—	$—	$—	$—	$—	$—

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Life settlement contracts	Total
Balance as of January 1, 2016	$168	$2	$209	$20	$74	$473
Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in Net income (loss)*	1	—	—	(1)	5	5
Net change in unrealized appreciation (depreciation) included in Other comprehensive income (loss)	1	—	(5)	—	—	(4)
Purchases	163	—	133	—	—	296
Sales	(36)	—	(25)	—	—	(61)
Settlements	(103)	(1)	(32)	—	(21)	(157)
Transfers into Level 3	—	—	61	—	—	61
Transfers out of Level 3	(64)	—	(142)	—	—	(206)
Balance as of December 31, 2016	$130	$1	$199	$19	$58	$407
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2016 recognized in Net income (loss)*	$—	$—	$—	$(2)	$(3)	$(5)

*Net realized and unrealized gains and losses from Level 3 securities and derivatives are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Statements of Operations Line Items
Fixed maturity securities available-for-sale (1)	Net realized investment gains (losses)
Fixed maturity securities trading	Net investment income
Equity securities (1)	Net realized investment gains (losses)
Other invested assets - Derivative financial instruments held in a trading portfolio	Net investment income
Other invested assets - Derivative financial instruments not held in a trading portfolio	Net realized investment gains (losses)
Life settlement contracts	Other revenues
Other liabilities - Derivative financial instruments	Net realized investment gains (losses)
(1) Unrealized gains and losses are reported within AOCI.
Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the year ended December 31, 2017 there were $10 million of transfers from Level 1 to Level 2 and no transfers from Level 2 to Level 1. During the year ended December 31, 2016 there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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

Short Term and Other Invested Assets
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
As of December 31, 2017 and December 31, 2016, there were approximately $39 million and $31 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Life Settlement Contracts
Historically, the fair value of life settlement contracts was determined as the present value of the anticipated death benefits less anticipated premium payments based on contract terms that are distinct for each insured, as well as the Company's own assumptions for mortality, premium expense and the rate of return that a buyer would require on the contracts. As discussed in Note A, Summary of Significant Accounting Policies, as of December 31, 2016 the Company reached an agreement on terms to sell the portfolio and the PSA related to the portfolio was executed on March 7, 2017. At December 31, 2016, the valuation of the life settlement contracts was based on the terms of the sale of the contract to a third party. Despite the sale, the contracts were classified as Level 3 as there is not an active market for life settlement contracts.
Derivative Financial Investments
Level 2 investments primarily include the embedded derivative on the funds withheld liability. The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities valued with observable inputs.
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

December 31, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% - 12% (3%)

December 31, 2016	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$106	Discounted cash flow	Credit spread	2% - 40% (4%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$844	$844
Note receivable	46	—	—	46	46
Liabilities
Short term debt	$150	$—	$150	$—	$150
Long term debt	2,708	—	2,896	—	2,896

December 31, 2016	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$591	$—	$—	$594	$594
Liabilities
Long term debt	$2,710	$—	$2,952	$—	$2,952
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
For the years ended December 31, 2017, 2016 and 2015, the Company paid $127 million, $142 million and $256 million to Loews related to federal income taxes.
For 2015 through 2017, the Internal Revenue Service (IRS) has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2017 and 2016, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2017, 2016 and 2015 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2017 or 2016.
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” previously known as “The Tax Cuts and Jobs Act” was signed into law (Tax Reform Legislation). The Tax Reform Legislation is subject to further clarification by the issuance of future technical guidance by the U.S. Department of the Treasury and/or future technical correction legislation.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) to provide guidance on accounting for the income tax effects of the Tax Reform Legislation. SAB 118 describes scenarios where the measurement of the income tax effects is complete, incomplete, or incomplete but for which a reasonable provisional amount can be estimated, and provides a twelve month measurement period from December 22, 2017 to complete the accounting for the income tax effects. Any future measurement period effects will be recognized when certain clarification of the Tax Reform Legislation is issued.
The Tax Reform Legislation provides for a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, among other provisions.
The Company is required to recognize the effect of this tax rate change on its net deferred tax assets, including those accounted for in AOCI, in the period the tax rate change was signed into law. Consequently, the Company recorded a one-time non-cash increase to Income tax expense of $83 million in the Consolidated Statements of Operations for the year ended December 31, 2017.
The accounting for the income tax effects of the Federal corporate income tax rate change on net deferred tax assets is complete. The Company has determined there are no income tax effects for which the accounting is incomplete. Set forth below are the significant provisional items that are incomplete, but have been reasonably estimated and reflected in the remeasurement of the Company’s income taxes.

•	The Company has re-computed its insurance reserves and the transition adjustment from existing law. The effect of any measurement period adjustments will not impact the effective tax rate.

•
The Company has computed amounts under special accounting method provisions for recognizing income for Federal income tax purposes no later than for financial accounting purposes and the transition adjustment from existing law. The effect of any measurement period adjustments will not impact the effective tax rate.

•
The Company has not recorded current or deferred taxes with respect to the international provisions since it does not expect to have inclusions in U.S. taxable income for certain earnings of foreign subsidiaries in future years. The effect of any measurement period adjustments would impact the effective tax rate.

The following table presents a reconciliation between the Company's federal income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2017	2016	2015
Income tax expense at statutory rates	$(459)	$(398)	$(192)
Tax benefit from tax exempt income	131	124	123
Foreign taxes and credits	3	3	9
Net deferred tax asset remeasurement	(83)	—	—
Other tax expense	(3)	(7)	(10)
Income tax expense	$(411)	$(278)	$(70)
Provision has not been made for the Company's investment in certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely. As of December 31, 2017, the Company has not provided deferred taxes of $2 million on $10 million of undistributed earnings related to a foreign subsidiary.
The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2017	2016	2015
Current tax expense	$(243)	$(142)	$(220)
Deferred tax benefit (expense)	(168)	(136)	150
Total income tax expense	$(411)	$(278)	$(70)
Total income tax presented above includes foreign tax (expense)/benefit of approximately $1 million, $(9) million and $(14) million related to pretax income from foreign operations of approximately $39 million, $51 million and $71 million for the years ended December 31, 2017, 2016 and 2015.

The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2017	2016
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$74	$125
Unearned premium reserves	142	206
Receivables	15	27
Employee benefits	154	272
Life settlement contracts	—	56
Deferred retroactive reinsurance benefit	68	117
Investment valuation differences	—	—
Other assets	105	148
Gross deferred tax assets	558	951
Deferred Tax Liabilities:
Investment valuation differences	55	57
Deferred acquisition costs	77	120
Net unrealized gains	233	309
Other liabilities	56	86
Gross deferred tax liabilities	421	572
Net deferred tax asset	$137	$379
As of December 31, 2017, the CNA Tax Group had no loss carryforwards or tax credit carryforwards.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2017 or 2016.

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
Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers' compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the Company's ultimate cost for insurance losses will not exceed current estimates.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $380 million, $165 million and $141 million for the years ended December 31, 2017, 2016 and 2015. Net catastrophe losses for the year ended December 31, 2017 included $256 million related to Hurricanes Harvey, Irma and Maria. Catastrophe-related reinsurance reinstatement premium was $4 million for the year ended December 31, 2017. The remaining net catastrophe losses in 2017 resulted primarily from the California wildfires and U.S. weather related events. Net catastrophe losses in 2016 related primarily to U.S. weather-related events and the Fort McMurray wildfires. Net catastrophe losses in 2015 related primarily to U.S. weather-related events.
Liability for Unpaid Claim and Claim Adjustment Expenses
The table below reconciles the net liability for unpaid claim and claim adjustment expenses for the property and casualty segments to the amount presented in the Consolidated Balance Sheets.

As of December 31
(In millions)	2017
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$5,179
Commercial	7,964
International	1,432
Corporate & Other	205
Life & Group (1)	3,290
Total net claim and claim adjustment expenses	18,070
Reinsurance receivables: (2)
Specialty	669
Commercial	621
International	204
Corporate & Other (3)	2,231
Life & Group	209
Total reinsurance receivables	3,934
Total gross liability for unpaid claim and claim adjustment expenses	$22,004
(1) The Life & Group segment amount is primarily related to long term care claim reserves, but also includes amounts related to unfunded structured settlements arising from short duration contracts. Long term care policies are long duration contracts.
(2) Reinsurance receivables presented do not include reinsurance receivables related to paid losses.
(3) The Corporate & Other Reinsurance receivables are primarily related to A&EP claims covered under the Loss Portfolio Transfer.

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

As of or for the years ended December 31
(In millions)	2017	2016	2015
Reserves, beginning of year:
Gross	$22,343	$22,663	$23,271
Ceded	4,094	4,087	4,344
Net reserves, beginning of year	18,249	18,576	18,927
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,201	5,025	4,934
Decrease in provision for insured events of prior years	(381)	(342)	(255)
Amortization of discount	179	175	166
Total net incurred (1)	4,999	4,858	4,845
Net payments attributable to:
Current year events	(975)	(967)	(856)
Prior year events	(4,366)	(4,167)	(4,089)
Total net payments	(5,341)	(5,134)	(4,945)
Foreign currency translation adjustment and other	163	(51)	(251)
Net reserves, end of year	18,070	18,249	18,576
Ceded reserves, end of year	3,934	4,094	4,087
Gross reserves, end of year	$22,004	$22,343	$22,663

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits, which are not reflected in the table above.

Reserving Methodology
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter. In developing the loss reserve estimates for property and casualty contracts, we generally project ultimate losses using several common actuarial methods as listed below. We review the various indications from the various methods and apply judgment to select an actuarial point estimate. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Further, the Company does not establish case reserves for allocated loss adjustment expenses (ALAE), therefore ALAE reserves are included in our estimate of IBNR. The most frequently utilized methods to project ultimate losses include the following:

•	Paid development: The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss.

•	Incurred development: The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.

•	Loss ratio: The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year.

•
Bornhuetter-Ferguson using premiums and paid loss: The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.

•
Bornhuetter-Ferguson using premiums and incurred loss: The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.

•
Frequency times severity: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.

•	Stochastic modeling: The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.
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
Future Policy Benefit Reserves
Reserves for policyholder benefits for our Life & Group segment, which primarily includes long term care, are based on actuarial assumptions which include estimates of morbidity, persistency, inclusive of mortality, discount rates, future premium rate increases and expenses over the life of the contracts. Under GAAP, the best estimates of the actuarial assumptions at the date the contract was issued are locked-in throughout the life of the contract, unless a premium deficiency develops, which occurred in 2015. As a result, the Company updated the assumptions to represent management’s best estimates at the time of the premium deficiency and these revised assumptions are locked-in unless another premium deficiency is identified.
Certain claim liabilities are more difficult to estimate and have differing methodologies and considerations which are described below.
Mass Tort and A&EP Reserves
Our mass tort and A&EP reserving methodologies are similar as both are based on detailed account reviews of large accounts with estimates based on ultimate payments considering the applicable law and coverage litigation. These reserves are subject to greater inherent variability than is typical of the remainder of the Company’s reserves due to, among other things, a general lack of sufficiently detailed data, expansion of the population being held responsible for these exposures and significant unresolved legal issues such as the existence of coverage and the definition of an occurrence.
Property and Casualty Reserve Reviews
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
The following tables present the gross and net carried reserves.

December 31, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,805	$4,364	$744	$3,386	$1,371	$11,670
Gross IBNR Reserves	4,043	4,221	892	113	1,065	10,334
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,848	$8,585	$1,636	$3,499	$2,436	$22,004
Net Case Reserves	$1,656	$4,047	$640	$3,208	$94	$9,645
Net IBNR Reserves	3,523	3,917	792	82	111	8,425
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,179	$7,964	$1,432	$3,290	$205	$18,070

December 31, 2016	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,871	$4,661	$632	$3,172	$1,524	$11,860
Gross IBNR Reserves	4,278	4,233	696	186	1,090	10,483
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,149	$8,894	$1,328	$3,358	$2,614	$22,343
Net Case Reserves	$1,681	$4,353	$548	$2,951	$94	$9,627
Net IBNR Reserves	3,723	3,952	653	158	136	8,622
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,404	$8,305	$1,201	$3,109	$230	$18,249

Development Tables
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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in the years preceding calendar year 2016 is unaudited. Information contained in the tables pertaining to our International segment has been presented at the year-end 2017 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within our International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.
In the loss reserve development tables, IBNR includes reserves for incurred but not reported losses and expected development on case reserves. The Company does not establish case reserves for ALAE, therefore ALAE reserves are also included in the estimate of IBNR.

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion present the net prior year development recorded for Specialty, Commercial, International and Corporate & Other segments.

December 31, 2017
(In millions)	Specialty	Commercial	International	Corporate & Other	Total
Pretax (favorable) unfavorable net prior year claim and claim adjustment expense reserve development	$(202)	$(87)	$(9)	$(10)	$(308)
Pretax (favorable) unfavorable premium development	(14)	28	(18)	—	(4)
Total pretax (favorable) unfavorable net prior year development	$(216)	$(59)	$(27)	$(10)	$(312)

December 31, 2016
(In millions)	Specialty	Commercial	International	Corporate & Other	Total
Pretax (favorable) unfavorable net prior year claim and claim adjustment expense reserve development	$(287)	$55	$(58)	$2	$(288)
Pretax (favorable) unfavorable premium development	(18)	(2)	(6)	—	(26)
Total pretax (favorable) unfavorable net prior year development	$(305)	$53	$(64)	$2	$(314)

December 31, 2015
(In millions)	Specialty	Commercial	International	Corporate & Other	Total
Pretax (favorable) unfavorable net prior year claim and claim adjustment expense reserve development	$(141)	$(15)	$(54)	$—	$(210)
Pretax (favorable) unfavorable premium development	(11)	(15)	18	—	(8)
Total pretax (favorable) unfavorable net prior year development	$(152)	$(30)	$(36)	$—	$(218)
Favorable net prior year development of $79 million, $45 million and $50 million was recorded in the Life & Group segment for the years ended December 31, 2017, 2016 and 2015. The favorable net prior year development for the year ended December 31, 2017 was driven by lower than expected claim severity.
Premium development can occur in the property and casualty business when there is a change in exposure on auditable policies or when premium accruals differ from processed premium.  Audits on policies usually occur in a period after the expiration date of the policy. See further information on the premium development in the Commercial segment for the years ended December 31, 2017 and 2016 within the Small Business discussion in Note F.

Specialty
The following table presents further detail of the net prior year claim and claim adjustment expense reserve development (development) recorded for the Specialty segment.

Years ended December 31
(In millions)	2017	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$5	$(37)	$(43)
Other Professional Liability and Management Liability	(131)	(130)	—
Surety	(84)	(63)	(69)
Warranty	4	4	(2)
Other	4	(61)	(27)
Total pretax (favorable) unfavorable development	$(202)	$(287)	$(141)
2017
Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services and higher than expected severity for hospitals in recent accident years. This was partially offset by favorable development in life sciences and hospitals in prior accident years as well as favorable development related to unallocated claim adjustment expenses.
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower frequency of large losses for accident years 2011 through 2015 for professional and management liability, lower than expected claim frequency in accident years 2012 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2015 for professional liability.
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

As of December 31
(In millions)	2017
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,700
Other Professional Liability and Management Liability	2,912
Surety	368
Warranty	54
Other	145
Total net liability for unpaid claim and claim adjustment expenses	$5,179

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$426	$451	$496	$480	$468	$468	$467	$455	$442	$438	$4	14,102
2009		462	469	494	506	480	471	463	432	422	3	15,594
2010			483	478	478	486	470	446	403	398	9	15,239
2011				486	492	507	533	501	491	491	16	17,481
2012					526	529	575	567	559	563	39	18,503
2013						534	540	560	567	573	44	19,777
2014							511	548	585	564	78	19,764
2015								480	539	543	164	17,690
2016									469	527	268	14,743
2017										452	370	11,137
									Total	$4,971	$995
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$9	$90	$207	$282	$332	$377	$395	$409	$428	$431
2009		9	75	180	278	328	353	377	396	408
2010			11	93	186	273	338	361	371	380
2011				18	121	225	315	379	407	435
2012					15	121	236	359	428	475
2013						18	121	259	364	429
2014							25	149	274	374
2015								22	105	241
2016									18	126
2017										20
									Total	$3,319
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,652
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										20
Liability for unallocated claim adjustment expenses for accident years presented										28
Total net liability for unpaid claim and claim adjustment expenses										$1,700
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	Total
Accident Year
2008	$25	$45	$(16)	$(12)	$—	$(1)	$(12)	$(13)	$(4)	$12
2009		7	25	12	(26)	(9)	(8)	(31)	(10)	(40)
2010			(5)	—	8	(16)	(24)	(43)	(5)	(85)
2011				6	15	26	(32)	(10)	—	5
2012					3	46	(8)	(8)	4	37
2013						6	20	7	6	39
2014							37	37	(21)	53
2015								59	4	63
2016									58	58
Total net development for the accident years presented above							(27)	(2)	32
Total net development for accident years prior to 2008							(16)	(35)	(19)
Total unallocated claim adjustment expense development							—	—	(8)
Total							$(43)	$(37)	$5
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$916	$933	$954	$924	$915	$880	$850	$845	$827	$818	$26	16,331
2009		829	873	903	898	891	900	895	903	901	32	17,274
2010			825	827	850	848	846	836	823	826	31	17,805
2011				876	904	933	948	944	910	898	71	18,643
2012					907	894	876	870	833	832	73	18,262
2013						844	841	879	840	824	83	17,362
2014							841	859	854	798	158	16,984
2015								847	851	832	296	16,603
2016									859	859	426	17,004
2017										810	701	15,206
									Total	$8,398	$1,897
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$39	$181	$376	$515	$600	$641	$678	$719	$741	$753
2009		37	195	358	550	638	719	769	798	821
2010			31	203	404	541	630	670	721	753
2011				71	313	502	604	682	726	781
2012					57	248	398	570	648	698
2013						51	240	426	583	667
2014							51	212	375	494
2015								48	209	377
2016									60	236
2017										52
									Total	$5,632
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,766
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										79
Liability for unallocated claim adjustment expenses for accident years presented										67
Total net liability for unpaid claim and claim adjustment expenses										$2,912
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	Total
Accident Year
2008	$17	$21	$(30)	$(9)	$(35)	$(30)	$(5)	$(18)	$(9)	$(98)
2009		44	30	(5)	(7)	9	(5)	8	(2)	72
2010			2	23	(2)	(2)	(10)	(13)	3	1
2011				28	29	15	(4)	(34)	(12)	22
2012					(13)	(18)	(6)	(37)	(1)	(75)
2013						(3)	38	(39)	(16)	(20)
2014							18	(5)	(56)	(43)
2015								4	(19)	(15)
2016									—	—
Total net development for the accident years presented above							26	(134)	(112)
Total net development for accident years prior to 2008							(26)	4	(14)
Total unallocated claim adjustment expense development							—	—	(5)
Total							$—	$(130)	$(131)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$114	$114	$73	$68	$61	$52	$48	$45	$44	$44	$—	7,199
2009		114	114	103	85	68	59	52	53	53	1	6,679
2010			112	112	111	84	76	66	63	59	7	5,962
2011				120	121	116	87	75	70	66	9	5,795
2012					120	122	98	70	52	45	9	5,519
2013						120	121	115	106	91	10	4,993
2014							123	124	94	69	25	4,938
2015								131	131	104	63	4,670
2016									124	124	84	4,707
2017										120	97	2,901
									Total	$775	$305
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$9	$27	$35	$39	$42	$43	$43	$43	$43	$43
2009		13	24	34	41	43	45	46	47	47
2010			13	34	50	55	57	58	55	52
2011				19	42	55	58	60	60	56
2012					5	32	34	35	35	36
2013						16	40	69	78	78
2014							7	30	38	36
2015								7	26	38
2016									5	37
2017										23
									Total	$446
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$329
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										9
Liability for unallocated claim adjustment expenses for accident years presented										30
Total net liability for unpaid claim and claim adjustment expenses										$368
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	Total
Accident Year
2008	$—	$(41)	$(5)	$(7)	$(9)	$(4)	$(3)	$(1)	$—	$(70)
2009		—	(11)	(18)	(17)	(9)	(7)	1	—	(61)
2010			—	(1)	(27)	(8)	(10)	(3)	(4)	(53)
2011				1	(5)	(29)	(12)	(5)	(4)	(54)
2012					2	(24)	(28)	(18)	(7)	(75)
2013						1	(6)	(9)	(15)	(29)
2014							1	(30)	(25)	(54)
2015								—	(27)	(27)
2016									—	—
Total net development for the accident years presented above							(65)	(65)	(82)
Total net development for accident years prior to 2008							(4)	2	1
Total unallocated claim adjustment expense development							—	—	(3)
Total							$(69)	$(63)	$(84)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2017	2016	2015
Pretax (favorable) unfavorable development:
Commercial Auto	$(38)	$(46)	$(22)
General Liability	—	(28)	(33)
Workers' Compensation	(65)	150	80
Property and Other	16	(21)	(40)
Total pretax (favorable) unfavorable development	$(87)	$55	$(15)
2017
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2016, as well as a large favorable recovery on a claim in accident year 2012.
Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms impacting medical costs. This was partially offset by unfavorable development related to an adverse arbitration ruling on reinsurance recoverables from older accident years as well as the recognition of loss estimates associated with favorable premium development.
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

As of December 31
(In millions)	2017
Net Claim and claim adjustment expenses:
Commercial Auto	$389
General Liability	3,123
Workers' Compensation	4,012
Property and Other	440
Total net liability for claim and claim adjustment expenses	$7,964

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$322	$323	$316	$306	$309	$305	$298	$298	$296	$297	$—	56,424
2009		287	272	274	278	281	277	275	272	272	—	47,343
2010			262	274	279	283	291	286	281	280	1	46,335
2011				262	273	279	293	290	285	285	3	46,691
2012					270	282	292	296	300	292	7	45,288
2013						242	259	257	241	237	10	38,539
2014							231	221	210	204	19	33,029
2015								199	197	187	35	29,924
2016									196	183	53	29,745
2017										196	117	25,173
									Total	$2,433	$245
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$83	$158	$210	$244	$274	$289	$291	$292	$293	$295
2009		72	128	188	229	257	269	270	270	271
2010			72	137	197	240	265	274	279	280
2011				78	141	193	241	264	275	277
2012					77	157	214	253	276	278
2013						73	132	164	195	219
2014							63	100	135	163
2015								52	95	128
2016									51	91
2017										58
									Total	$2,060
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$373
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										6
Liability for unallocated claim adjustment expenses for accident years presented										10
Total net liability for unpaid claim and claim adjustment expenses										$389
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	Total
Accident Year
2008	$1	$(7)	$(10)	$3	$(4)	$(7)	$—	$(2)	$1	$(25)
2009		(15)	2	4	3	(4)	(2)	(3)	—	(15)
2010			12	5	4	8	(5)	(5)	(1)	18
2011				11	6	14	(3)	(5)	—	23
2012					12	10	4	4	(8)	22
2013						17	(2)	(16)	(4)	(5)
2014							(10)	(11)	(6)	(27)
2015								(2)	(10)	(12)
2016									(13)	(13)
Total net development for the accident years presented above							(18)	(40)	(41)
Total net development for accident years prior to 2008							(4)	(6)	1
Total unallocated claim adjustment expense development							—	—	2
Total							$(22)	$(46)	$(38)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$611	$604	$630	$647	$633	$632	$613	$600	$591	$592	$13	44,655
2009		591	637	634	633	629	623	619	622	627	18	44,038
2010			566	597	599	649	695	675	659	654	19	43,472
2011				537	534	564	610	611	621	615	29	38,216
2012					539	563	579	570	558	569	34	34,249
2013						615	645	634	643	604	62	33,255
2014							627	634	635	627	131	27,478
2015								573	574	585	208	23,082
2016									622	647	351	21,893
2017										627	547	15,375
									Total	$6,147	$1,412
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$31	$129	$261	$390	$473	$528	$550	$560	$567	$574
2009		33	112	270	392	486	532	557	584	596
2010			27	139	267	414	530	577	608	618
2011				27	135	253	389	484	534	562
2012					27	127	233	340	417	473
2013						33	135	257	377	469
2014							29	115	245	379
2015								31	132	247
2016									34	163
2017										27
									Total	$4,108
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,039
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										1,026
Liability for unallocated claim adjustment expenses for accident years presented										58
Total net liability for unpaid claim and claim adjustment expenses										$3,123
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	Total
Accident Year
2008	$(7)	$26	$17	$(14)	$(1)	$(19)	$(13)	$(9)	$1	$(19)
2009		46	(3)	(1)	(4)	(6)	(4)	3	5	36
2010			31	2	50	46	(20)	(16)	(5)	88
2011				(3)	30	46	1	10	(6)	78
2012					24	16	(9)	(12)	11	30
2013						30	(11)	9	(39)	(11)
2014							7	1	(8)	—
2015								1	11	12
2016									25	25
Total net development for the accident years presented above							(49)	(13)	(5)
Total net development for accident years prior to 2008							16	(15)	(2)
Total unallocated claim adjustment expense development							—	—	7
Total							$(33)	$(28)	$—
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$558	$575	$593	$606	$608	$612	$622	$630	$638	$652	$34	59,911
2009		583	587	594	596	600	611	617	625	632	34	51,161
2010			576	619	641	663	683	697	717	721	33	48,144
2011				593	628	637	648	642	666	668	23	44,691
2012					589	616	648	661	671	667	63	41,756
2013						528	563	584	610	584	57	38,153
2014							459	474	474	448	106	33,072
2015								416	426	401	154	31,470
2016									421	399	200	31,310
2017										434	254	27,929
									Total	$5,606	$958
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$92	$233	$323	$381	$425	$461	$489	$505	$520	$541
2009		88	223	315	381	435	468	495	516	539
2010			94	245	352	433	500	531	565	603
2011				97	245	353	432	471	515	557
2012					86	229	338	411	465	503
2013						79	211	297	366	413
2014							60	157	213	256
2015								50	130	179
2016									52	127
2017										62
									Total	$3,780
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,826
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										2,216
Other (2)										(37)
Liability for unallocated claim adjustment expenses for accident years presented										7
Total net liability for unpaid claim and claim adjustment expenses										$4,012
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	Total
Accident Year
2008	$17	$18	$13	$2	$4	$10	$8	$8	$14	$94
2009		4	7	2	4	11	6	8	7	49
2010			43	22	22	20	14	20	4	145
2011				35	9	11	(6)	24	2	75
2012					27	32	13	10	(4)	78
2013						35	21	26	(26)	56
2014							15	—	(26)	(11)
2015								10	(25)	(15)
2016									(22)	(22)
Total net development for the accident years presented above							71	106	(76)
Adjustment for development on a discounted basis							(2)	1	(4)
Total net development for accident years prior to 2008							11	43	14
Total unallocated claim adjustment expense development							—	—	1
Total							$80	$150	$(65)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2017	2016	2015
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(4)	$(5)	$(9)
Other Professional Liability	(13)	12	(16)
Liability	2	(30)	(17)
Property & Marine	(15)	(34)	(29)
Other	21	(1)	17
Total pretax (favorable) unfavorable development	$(9)	$(58)	$(54)
2017
Favorable development for other professional liability was primarily due to better than expected emergence in the Canadian run-off business in accident years 2014 and prior, several favorable settlements relating to large claims in the Europe Professional Indemnity portfolio, and lower than expected large loss frequency in the Europe Financial Institutions portfolio. This was partially offset by higher than expected severity in accident year 2015 arising from the management liability business.
Favorable development for property and marine was due to better than expected frequency in accident years 2014 and 2015.
Unfavorable development for other coverages was primarily due to higher than expected large claim frequency in the Hardy Political Risks portfolio, relating largely to accident year 2016.
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

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2017
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,026
Hardy	406
Total net liability for claim and claim adjustment expenses	$1,432

International - Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2017
(In millions, except reported claims data)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$243	$246	$234	$226	$226	$218	$227	$229	$225	$224	$7	25,185
2009		272	268	270	271	256	252	242	233	232	7	21,402
2010			247	244	239	232	222	215	208	202	13	22,943
2011				281	283	275	253	242	235	232	11	25,448
2012					282	289	273	266	267	259	28	25,450
2013						304	307	298	278	273	43	24,276
2014							292	308	308	296	68	25,343
2015								307	323	321	88	23,563
2016									301	320	120	17,166
2017										317	178	14,772
									Total	$2,676	$563
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$37	$92	$137	$148	$156	$164	$179	$187	$207	$208
2009		42	99	130	146	163	174	186	197	203
2010			50	103	126	143	157	167	176	178
2011				47	121	143	158	172	184	193
2012					46	118	153	175	191	204
2013						53	118	146	165	179
2014							55	128	157	174
2015								59	140	171
2016									69	139
2017										67
Total										$1,716
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$960
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008										42
Liability for unallocated claim adjustment expenses for accident years presented										24
Total net liability for unpaid claim and claim adjustment expenses										$1,026
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)(2)	2016(1)(2)	2017(2)	Total (2)
Accident Year
2008	$3	$(12)	$(8)	$—	$(8)	$9	$2	$(4)	$(1)	$(19)
2009		(4)	2	1	(15)	(4)	(10)	(9)	(1)	(40)
2010			(3)	(5)	(7)	(10)	(7)	(7)	(6)	(45)
2011				2	(8)	(22)	(11)	(7)	(3)	(49)
2012					7	(16)	(7)	1	(8)	(23)
2013						3	(9)	(20)	(5)	(31)
2014							16	—	(12)	4
2015								16	(2)	14
2016									19	19
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2017 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 101 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31				Calendar Year					As of December 31, 2017
(In millions, except reported claims data)	Net Claim and Allocated Claim Adjustment Expense Reserves at Acquisition	Net Incurred Claim and Allocated Claim Adjustment Expenses in 2012(1)(2)	Total Acquired Net Claim and Allocated Claim Adjustment Expense Reserves and 2012 Incurreds	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative Number of Claims
Accident Year
2008	$18	$(3)	$15	$11	$13	$13	$12	$13	$1	4,237
2009	12	—	12	7	(4)	1	(2)	(3)	—	3,852
2010	49	(10)	39	48	53	47	53	52	(1)	4,524
2011	126	—	126	136	136	140	140	140	(2)	6,228
2012	34	71	105	106	113	121	114	115	(1)	6,863
2013				133	148	140	141	142	1	7,525
2014					187	185	179	172	(2)	7,954
2015						192	182	180	9	8,578
2016							232	251	53	8,443
2017								247	117	6,508
							Total	$1,309	$175
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016(1)	2017
Accident Year
2008	$3	$14	$10	$10	$11	$11
2009	2	(2)	(4)	(4)	(4)	(5)
2010	19	36	43	46	48	49
2011	31	84	124	129	133	134
2012	15	81	101	110	108	110
2013		39	103	123	129	133
2014			56	124	143	153
2015				30	99	131
2016					64	147
2017						53
Total						$916
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented						$393
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2008						5
Liability for unallocated claim adjustment expenses for accident years presented						8
Total net liability for unpaid claim and claim adjustment expenses						$406
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)(3)	2016(1)(3)	2017(3)	Total (3)
Accident Year
2008	$(3)	$(4)	$2	$—	$(1)	$1	$(5)
2009	—	(5)	(11)	5	(3)	(1)	(15)
2010	(10)	9	5	(6)	6	(1)	3
2011	—	10	—	4	—	—	14
2012		1	7	8	(7)	1	10
2013			15	(8)	1	1	9
2014				(2)	(6)	(7)	(15)
2015					(10)	(2)	(12)
2016						19	19
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Data presented for this calendar year is post-acquisition of Hardy.
(3) The amounts included in the loss reserve development tables above are presented at the year-end 2017 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 101 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2017 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10	Total
Specialty
Medical Professional Liability	3.3%	18.9%	23.5%	19.8%	12.7%	7.2%	4.5%	3.3%	3.6%	0.7%	97.5%
Other Professional Liability and Management Liability	5.9%	21.0%	21.1%	17.3%	9.9%	6.0%	5.6%	4.0%	2.6%	1.5%	94.9%
Surety(1)	21.4%	38.4%	17.7%	7.5%	3.4%	2.0%	(2.3)%	(1.1)%	—%	—%	87.0%

Commercial
Commercial Auto	28.1%	22.9%	18.4%	14.1%	9.2%	3.4%	0.9%	0.2%	0.4%	0.7%	98.3%
General Liability	4.9%	16.6%	20.7%	20.8%	15.2%	8.4%	4.2%	2.5%	1.5%	1.2%	96.0%
Workers' Compensation	13.5%	21.2%	14.4%	10.7%	7.8%	5.5%	4.9%	3.7%	3.0%	3.2%	87.9%

International
International - Excluding Hardy	19.6%	25.6%	12.2%	6.8%	5.9%	4.7%	5.1%	3.1%	5.8%	0.4%	89.2%
International - Hardy (2)	24.7%	39.0%	14.3%	5.0%	2.8%						85.8%
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
Subsequent to the effective date of the LPT, the Company recognized adverse prior year development on its A&EP reserves which resulted in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which the Company recognizes a change in the estimate of A&EP reserves that increases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Consolidated Statement of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2017	2016	2015
Net A&EP adverse development before consideration of LPT	$60	$200	$150
Retroactive reinsurance benefit recognized	(68)	(107)	(85)
Pretax impact of A&EP reserve development and the LPT	$(8)	$93	$65
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $60 million, $200 million and $150 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2017, 2016 and 2015. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims. The 2015 unfavorable development was recorded to reflect a decrease in anticipated future reinsurance recoveries related to asbestos claims and higher than expected severity on pollution claims. While the unfavorable development in these years was ceded to NICO under the LPT, the Company’s Net income in the periods was negatively affected due to the application of retroactive reinsurance accounting.
As of December 31, 2017 and 2016, the cumulative amounts ceded under the LPT were $2.9 billion and $2.8 billion. The unrecognized deferred retroactive reinsurance benefit was $326 million and $334 million as of December 31, 2017 and 2016.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.1 billion and $2.8 billion as of December 31, 2017 and 2016. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings, Contingencies and Guarantees
CNA 401(k) Plus Plan Litigation
In September 2016, a class action lawsuit was filed against CCC, Continental Assurance Company (CAC) (a former subsidiary of CCC), CNAF, the Investment Committee of the CNA 401(k) Plus Plan (Plan), The Northern Trust Company and John Does 1-10 (collectively Defendants) related to the Plan. The complaint alleges that Defendants breached fiduciary duties to the Plan and caused prohibited transactions in violation of the Employee Retirement Income Security Act of 1974 when the Plan's Fixed Income Fund’s annuity contract with CAC was canceled. The plaintiff alleges he and a proposed class of Plan participants who had invested in the Fixed Income Fund suffered lower returns in their Plan investments as a consequence of these alleged violations and seeks relief on behalf of the putative class. The Plan trustees have provided notice to their fiduciary coverage insurance carriers.
Through mediation, the plaintiff, Defendants and the Plan's fiduciary insurance carriers reached an agreement in principle to settle this matter. Upon completion of a definitive settlement agreement, plaintiff and Defendants will propose a class settlement for court approval. Based on the agreement in principle, management has recorded its best estimate of the Company's probable loss and does not believe that the ultimate resolution of this matter will have a material impact on the Company’s results of operations or financial position.
Small Business Premium Rate Adjustment
In 2016 and 2017, the Company identified rating errors related to its multi-peril package product and workers' compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. For the year ended December 31, 2017, the Company recognized $36 million of adverse premium development and also increased Interest expense by $7 million for interest due to policyholders on the premium rate adjustments. For the year ended December 31, 2016, the Company recorded a charge which reduced Earned premium by $16 million.
The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies are expected to be refunded in 2018. The estimated refund liability, including interest, for the workers' compensation policies as of December 31, 2017 was $60 million. Any fines or penalties related to the foregoing are reasonably possible, but are not expected to be material to the Company's results of operations or financial position.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.
Guarantees
As of December 31, 2017 and 2016, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of December 31, 2017, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2017, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2017, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2017	2016
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$3,934	$4,094
Ceded future policy benefits	230	212
Reinsurance receivables related to paid losses	126	147
Reinsurance receivables	4,290	4,453
Allowance for uncollectible reinsurance	(29)	(37)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,261	$4,416
The Company has established an allowance for uncollectible reinsurance receivables related to credit risk. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.9 billion and $3.0 billion as of December 31, 2017 and 2016.
The Company's largest recoverables from a single reinsurer as of December 31, 2017, including ceded unearned premium reserves, were approximately $2,100 million from a subsidiary of Berkshire Hathaway Insurance Group, $395 million from the Gateway Rivers Insurance Company and $230 million from subsidiaries of Wilton Re. These amounts are substantially collateralized. The recoverable from the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2017 Earned Premiums
Property and casualty	$10,447	$317	$4,315	$6,449	4.9%
Long term care	489	50	—	539	9.3%
Total earned premiums	$10,936	$367	$4,315	$6,988	5.3%

2016 Earned Premiums
Property and casualty	$10,400	$258	$4,270	$6,388	4.0%
Long term care	486	50	—	536	9.3%
Total earned premiums	$10,886	$308	$4,270	$6,924	4.4%

2015 Earned Premiums
Property and casualty	$9,853	$274	$3,754	$6,373	4.3%
Long term care	498	50	—	548	9.1%
Total earned premiums	$10,351	$324	$3,754	$6,921	4.7%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2017 Written Premiums
Property and casualty	$10,655	$327	$4,449	$6,533	5.0%
Long term care	486	50	—	536	9.3%
Total written premiums	$11,141	$377	$4,449	$7,069	5.3%

2016 Written Premiums
Property and casualty	$10,451	$245	$4,255	$6,441	3.8%
Long term care	495	52	—	547	9.5%
Total written premiums	$10,946	$297	$4,255	$6,988	4.3%

2015 Written Premiums
Property and casualty	$9,852	$270	$3,702	$6,420	4.2%
Long term care	493	49	—	542	9.0%
Total written premiums	$10,345	$319	$3,702	$6,962	4.6%
Included in the direct and ceded earned premiums for the years ended December 31, 2017, 2016 and 2015 are $3,864 million, $3,865 million and $3,344 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $3,085 million, $3,016 million and $2,601 million for the years ended December 31, 2017, 2016 and 2015, including $2,541 million, $2,621 million and $2,282 million, respectively, related to the significant third-party captive program discussed above.

Note H. Debt
Debt is composed of the following obligations.

December 31
(In millions)	2017	2016
Short term debt:
Senior notes of CNAF, 6.950%, face amount of $150, due January 15, 2018	$150	$—

Long term debt:
Senior notes of CNAF:
6.950%, face amount of $150, due January 15, 2018	—	150
7.350%, face amount of $350, due November 15, 2019	—	349
5.875%, face amount of $500, due August 15, 2020	498	498
5.750%, face amount of $400, due August 15, 2021	398	398
3.950%, face amount of $550, due May 15, 2024	547	546
4.500%, face amount of $500, due March 1, 2026	498	498
3.450%, face amount of $500, due August 15, 2027	495	—
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	242	241
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036	30	30
Total long term debt	2,708	2,710
Total debt	$2,858	$2,710
CCC is a member of the FHLBC. FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2017 giving it immediate access to approximately $111 million of additional liquidity. As of December 31, 2017 and 2016, CCC had no outstanding borrowings from the FHLBC.
During 2015, the Company entered into a five-year $250 million senior unsecured revolving credit facility with a syndicate of banks which may be used for general corporate purposes. At the Company's election, the commitments under the credit agreement may be increased from time to time up to an additional aggregate amount of $100 million. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a defined ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined as of December 31, 2017, was $8.7 billion. As of December 31, 2017 and 2016, the Company had no outstanding borrowings under the credit agreements.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2017 and 2016.
The combined aggregate maturities for debt as of December 31, 2017 are presented in the following table.

(In millions)
2018	$150
2019	—
2020	500
2021	400
2022	—
Thereafter	1,823
Less discount	(15)
Total	$2,858

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
Effective June 30, 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan. Participants continuing to accrue benefits under the CNA Retirement Plan at that time were entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015. These employees also began receiving enhanced employer contributions in the CNA 401(k) Plus Plan similar to employees who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 were not affected by this curtailment. This curtailment resulted in a $55 million decrease in the CNA Retirement Plan benefit obligation liability and a reduction of the unrecognized actuarial losses included in AOCI.
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

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2017	2016	2017	2016
Benefit obligation as of January 1	$2,729	$2,821	$15	$23
Changes in benefit obligation:
Service cost	—	—	—	—
Interest cost	103	113	—	—
Participants' contributions	—	—	4	4
Plan amendments	—	—	—	—
Actuarial (gain) loss	99	68	(1)	(6)
Benefits paid	(170)	(173)	(7)	(7)
Foreign currency translation and other	10	(14)	—	1
Settlements	(22)	(86)	—	—
Benefit obligation as of December 31	2,749	2,729	11	15
Fair value of plan assets as of January 1	2,193	2,267	—	—
Change in plan assets:
Actual return on plan assets	221	193	—	—
Company contributions	29	9	3	3
Participants' contributions	—	—	4	4
Benefits paid	(170)	(173)	(7)	(7)
Foreign currency translation and other	10	(15)	—	—
Settlements	(22)	(88)	—	—
Fair value of plan assets as of December 31	2,261	2,193	—	—
Funded status	$(488)	$(536)	$(11)	$(15)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$4	$4	$—	$—
Other liabilities	(492)	(540)	(11)	(15)
Net amount recognized	$(488)	$(536)	$(11)	$(15)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$(2)	$(4)
Net actuarial loss	987	999	(4)	(3)
Net amount recognized	$987	$999	$(6)	$(7)
The accumulated benefit obligation for all defined benefit pension plans was $2,749 million and $2,729 million as of December 31, 2017 and 2016.

The components of net periodic cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Pension cost (benefit)
Service cost	$—	$—	$4
Interest cost on projected benefit obligation	103	113	112
Expected return on plan assets	(154)	(160)	(174)
Amortization of net actuarial loss	35	37	34
Settlement loss	9	—	—
Net periodic pension cost (benefit)	$(7)	$(10)	$(24)

Postretirement cost (benefit)
Interest cost on projected benefit obligation	$—	$—	$1
Amortization of prior service credit	(2)	(2)	(3)
Amortization of net actuarial loss	—	—	1
Net periodic postretirement cost (benefit)	$(2)	$(2)	$(1)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2017	2016	2015
Pension and postretirement benefits
Amounts arising during the period	$(31)	$(29)	$(111)
Curtailment and other	—	—	56
Settlement	9	(2)	—
Reclassification adjustment relating to prior service credit	(2)	(2)	(3)
Reclassification adjustment relating to actuarial loss	35	37	35
Total increase (decrease) in Other comprehensive income	$11	$4	$(23)
The table below presents the estimated amounts to be recognized from AOCI into net periodic cost (benefit) during 2018.

(In millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service credit	$—	$(2)
Amortization of net actuarial loss	36	—
Total estimated amounts to be recognized	$36	$(2)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table.

December 31	2017	2016
Pension benefits
Discount rate	3.550%	3.950%
Expected long term rate of return	7.500	7.500
Postretirement benefits
Discount rate	2.750%	2.750%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2017	2016	2015
Pension benefits
Discount rate	3.950%	4.150%	3.850%/4.000%
Expected long term rate of return	7.500	7.500	7.500
Rate of compensation increases	N/A	N/A	3.920
Postretirement benefits
Discount rate	2.750%	2.750%	2.500%
To determine the discount rate assumption as of the year-end measurement date for the CNA Retirement Plan and CNA Health and Group Benefits Program, the Company considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody's or a rating of AA or better from S&P. The Company reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The trend of those data points was also considered.
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2017, 2016 and 2015.
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
As of December 31, 2017, the Plan had committed approximately $100 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$522	$10	$532
States, municipalities and political subdivisions	—	62	—	62
Asset-backed	—	180	—	180
Total fixed maturity securities	—	764	10	774
Equity securities	405	122	—	527
Short term investments	23	11	—	34
Other assets	—	9	—	9
Cash	13	—	—	13
Total assets measured at fair value	$441	$906	$10	1,357
Total limited partnerships measured at net asset value (1)				904
Total plan assets				$2,261

December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$500	$10	$510
States, municipalities and political subdivisions	—	63	—	63
Asset-backed	—	179	—	179
Total fixed maturity securities	—	742	10	752
Equity securities	363	105	—	468
Short term investments	11	35	—	46
Other assets	—	37	—	37
Cash	14	—	—	14
Total assets measured at fair value	$388	$919	$10	1,317
Total limited partnerships measured at net asset value (1)				876
Total plan assets				$2,193
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 85% and 86% of the carrying value as of December 31, 2017 and 2016 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 62% were equity related, 32% pursued a multi-strategy approach and 6% were focused on distressed investments as of December 31, 2017.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2017.

(In millions)	Pension Benefits	Postretirement Benefits
2018	$183	$2
2019	175	2
2020	176	2
2021	175	1
2022	177	1
2023-2027	871	2
In 2018, CNA expects to contribute $18 million to its pension plans and $2 million to its postretirement health care benefit plans.
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
Benefit expense for the Company's savings plans was $76 million, $75 million and $71 million for the years ended December 31, 2017, 2016 and 2015.

Note J. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan), as amended and restated on January 1, 2010, as amended, authorizes the grant of stock-based compensation to certain management personnel for up to 11 million shares of CNAF common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2017 was approximately 2.8 million.
The Company recorded stock-based compensation expense related to the Plan of $36 million, $36 million and $14 million for the years ended December 31, 2017, 2016 and 2015. The related income tax benefit recognized was $18 million, $12 million and $5 million for the years ended December 31, 2017, 2016, and 2015. The compensation cost not yet recognized was $41 million, and the weighted average period over which it is expected to be recognized is 1.8 years as of December 31, 2017.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
Share Awards
The fair value of share awards is based on the market value of the Company's common stock as of the date of grant. Share awards currently granted under the Plan include RSUs, performance-based RSUs and performance share units. Generally, RSU's vest over a two or three-year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant. As of December 31, 2017 the Company does not have any outstanding performance-based RSUs.
In 2016, CNA adopted the Annual Performance Share Plan (PSP). The PSP provides officers with an opportunity to earn an award based upon attainment of specific performance goals achieved over a one-year performance period. Awards are granted at the beginning of each performance year and are generally subject to a two-year cliff vesting period after the Company’s annual performance has been determined. Prior to the PSP, CNA issued performance share units under the Long Term Incentive Plan (LTI Plan). The LTI Plan had a three-year performance period and continued to have outstanding awards through 2017. In both plans, the performance share units become payable within a range of 0% to 200% of the number of performance share units initially granted.
In 2016, CNA granted Special Supplemental Equity Awards (SSE). The awards consist of restricted stock units subject to both Company performance in 2016 and service-based vesting up to two years. Payments made under the PSP and SSE are made entirely in shares of common stock, except for awards made to foreign participants, which are paid in cash.
The following table presents activity for non-vested RSUs, performance-based RSUs and performance share units under the Plan in 2017.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2017	2,131,782	$33.28
Awards granted	1,010,741	44.20
Awards vested	(930,616)	33.31
Awards forfeited, canceled or expired	(290,296)	36.20
Performance-based adjustment	149,126	44.07
Balance as of December 31, 2017	2,070,737	$38.92

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2017		2016
(In millions)	Economic Useful Life	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Trade name	8 years	$7	$5	$6	$3
Distribution channel	15 years	11	4	10	3
Total finite-lived intangible assets		18	9	16	6
Indefinite-lived intangible assets:
Syndicate capacity		47		43
Agency force		16		16
Total indefinite-lived intangible assets		63		59
Total other intangible assets		$81	$9	$75	$6
The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. For the years ended December 31, 2017, 2016 and 2015 amortization expense of $2 million, $1 million and $1 million was included in Other operating expenses. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future amortization expense for other intangible assets is $2 million in years 2018 and 2019 and $1 million in years 2020 through 2022.
Note L. Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2017, 2016 and 2015 was $66 million, $60 million and $46 million.
The table below presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2017.

(In millions)	Future Minimum Lease Payments
2018	$40
2019	35
2020	37
2021	38
2022	35
Thereafter	232
Total	$417

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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (SSAP No. 62R), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 LPT with NICO which is further discussed in Note E.  The prescribed practice allows the Company to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $63 million and $67 million at December 31, 2017 and 2016.
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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2017, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department’s prior approval is $1,073 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $955 million in 2017. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2017 (1)	2016	2017 (1)	2016	2015
Combined Continental Casualty Companies	$10,726	$10,748	$1,029	$1,033	$1,148
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
The statutory capital and surplus presented above for CCC was approximately 264% and 270% of company action level RBC as of December 31, 2017 and 2016. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The tables below displays the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2016	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	(3)	190	(25)	100	262
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(38), $15, $- and $(24)	2	82	(27)	—	57
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(68), $(9), $- and $(75)	(5)	108	2	100	205
Balance as of December 31, 2017	$25	$750	$(645)	$(98)	$32

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of December 31, 2015	$27	$390	$(648)	$(84)	$(315)
Other comprehensive income (loss) before reclassifications	9	290	(22)	(114)	163
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(3), $(16), $12, $- and $(7)	6	38	(23)	—	21
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(117), $(3), $- and $(121)	3	252	1	(114)	142
Balance as of December 31, 2016	$30	$642	$(647)	$(198)	$(173)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses

Note O. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. Specialty provides a broad array of professional, financial and specialty property and casualty products and services through a network of independent agents, brokers and managing general underwriters. Commercial includes property and casualty coverages sold to small businesses and middle market entities and organizations primarily through an independent agency distribution system. Commercial also includes commercial insurance and risk management products sold to large corporations primarily through insurance brokers. International provides management and professional liability coverages as well as a broad range of other property and casualty insurance products and services abroad through a network of brokers, independent agencies and managing general underwriters, as well as the Lloyd’s of London marketplace.
The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of the individual and group long term care businesses that are in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs and Goodwill are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. Significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 7.7%, 7.9% and 8.0% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2017, 2016 and 2015.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company's operating performance. Management utilizes these financial measures to monitor the Company's insurance operations and investment portfolio.
What was previously referred to as net operating income (loss) in our public disclosures is now referred to as core income (loss). With this terminology change, "Non-Core" was removed from the titles of the Life & Group and Corporate & Other segments to avoid confusion. The fourth quarter 2017 net deferred tax asset remeasurement was excluded from core income (loss) for the year ended December 31, 2017. Otherwise, there were no changes to the calculation of these measures. Core income (loss), which is derived from certain income statement amounts, is used by management to monitor performance of the Company's insurance operations. The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to market and credit risk.
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net realized investment gains (losses), ii) income or loss from discontinued operations, iii) any cumulative effects of changes in accounting guidance and iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. Federal tax rate change. The calculation of core income (loss) excludes net realized investment gains or losses because net realized investment gains or losses are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,771	$2,882	$881	$536	$—	$(1)	$7,069
Operating revenues
Net earned premiums	$2,753	$2,840	$857	$539	$—	$(1)	$6,988
Net investment income	538	642	52	782	20	—	2,034
Other revenues	392	31	—	2	2	—	427
Total operating revenues	3,683	3,513	909	1,323	22	(1)	9,449
Claims, Benefits and Expenses
Net incurred claims and benefits	1,535	1,928	575	1,269	(19)	—	5,288
Policyholders’ dividends	4	18	—	—	—	—	22
Amortization of deferred acquisition costs	596	475	162	—	—	—	1,233
Other insurance related expenses	286	523	162	129	(1)	(1)	1,098
Other expenses	342	57	(7)	7	192	—	591
Total claims, benefits and expenses	2,763	3,001	892	1,405	172	(1)	8,232
Core income (loss) before income tax	920	512	17	(82)	(150)	—	1,217
Income tax (expense) benefit on core income (loss)	(310)	(171)	(9)	132	60	—	(298)
Core income (loss)	$610	$341	$8	$50	$(90)	$—	919
Net realized investment gains (losses)							93
Income tax (expense) benefit on net realized investment gains (losses)							(30)
Net realized investment gains (losses), after tax							63
Net deferred tax asset remeasurement							(83)
Net income							$899

December 31, 2017
(In millions)
Reinsurance receivables	$678	$647	$212	$438	$2,315	$—	$4,290
Insurance receivables	984	1,088	254	8	2	—	2,336
Deferred acquisition costs	319	222	93	—	—	—	634
Goodwill	117	—	31	—	—	—	148
Insurance reserves
Claim and claim adjustment expenses	5,848	8,585	1,636	3,499	2,436	—	22,004
Unearned premiums	2,035	1,394	472	128	—	—	4,029
Future policy benefits	—	—	—	11,179	—	—	11,179

Year ended December 31, 2016	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,780	$2,841	$821	$547	$—	$(1)	$6,988
Operating revenues
Net earned premiums	$2,779	$2,804	$806	$536	$—	$(1)	$6,924
Net investment income	516	638	51	767	16	—	1,988
Other revenues	362	32	—	(2)	12	—	404
Total operating revenues	3,657	3,474	857	1,301	28	(1)	9,316
Claims, Benefits and Expenses
Net incurred claims and benefits	1,467	1,927	492	1,286	98	—	5,270
Policyholders’ dividends	4	9	—	—	—	—	13
Amortization of deferred acquisition costs	591	470	174	—	—	—	1,235
Other insurance related expenses	301	560	133	132	(3)	(1)	1,122
Other expenses	312	36	24	8	209	—	589
Total claims, benefits and expenses	2,675	3,002	823	1,426	304	(1)	8,229
Core income (loss) before income tax	982	472	34	(125)	(276)	—	1,087
Income tax (expense) benefit on core income (loss)	(332)	(161)	(13)	145	98	—	(263)
Core income (loss)	$650	$311	$21	$20	$(178)	$—	824
Net realized investment gains (losses)							50
Income tax (expense) benefit on net realized investment gains (losses)							(15)
Net realized investment gains (losses), after tax							35
Net income							$859

December 31, 2016
(In millions)
Reinsurance receivables	$760	$621	$131	$462	$2,479	$—	$4,453
Insurance receivables	982	1,021	233	17	2	—	2,255
Deferred acquisition costs	310	214	76	—	—	—	600
Goodwill	117	—	28	—	—	—	145
Insurance reserves
Claim and claim adjustment expenses	6,149	8,894	1,328	3,358	2,614	—	22,343
Unearned premiums	1,911	1,323	396	132	—	—	3,762
Future policy benefits	—	—	—	10,326	—	—	10,326

Year ended December 31, 2015	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$2,781	$2,818	$822	$542	$1	$(2)	$6,962
Operating revenues
Net earned premiums	$2,782	$2,788	$804	$548	$1	$(2)	$6,921
Net investment income	474	593	52	704	17	—	1,840
Other revenues	356	37	(1)	7	11	(3)	407
Total operating revenues	3,612	3,418	855	1,259	29	(5)	9,168
Claims, Benefits and Expenses
Net incurred claims and benefits	1,597	1,814	479	1,421	61	—	5,372
Policyholders’ dividends	4	8	—	—	—	—	12
Amortization of deferred acquisition costs	589	469	168	314	—	—	1,540
Other insurance related expenses	278	538	138	142	(1)	(2)	1,093
Other expenses	301	28	12	11	186	(3)	535
Total claims, benefits and expenses	2,769	2,857	797	1,888	246	(5)	8,552
Core income (loss) before income tax	843	561	58	(629)	(217)	—	616
Income tax (expense) benefit on core income (loss)	(283)	(192)	(21)	315	80	—	(101)
Core income (loss)	$560	$369	$37	$(314)	$(137)	$—	515
Net realized investment gains (losses)							(67)
Income tax (expense) benefit on net realized investment gains (losses)							31
Net realized investment gains (losses), after tax							(36)
Net income							$479

The following table presents operating revenue by line of business for each reportable segment.

Years ended December 31
(In millions)	2017	2016	2015
Specialty
Management & Professional Liability	$2,591	$2,617	$2,647
Surety	541	529	504
Warranty & Alternative Risks	551	511	461
Specialty revenues	3,683	3,657	3,612
Commercial
Middle Market	1,907	1,768	1,641
Small Business	480	582	621
Other Commercial Insurance	1,126	1,124	1,156
Commercial revenues	3,513	3,474	3,418
International
Canada	224	203	213
CNA Europe	326	314	311
Hardy	359	340	331
International revenues	909	857	855
Life & Group revenues	1,323	1,301	1,259
Corporate & Other revenues	22	28	29
Eliminations	(1)	(1)	(5)
Total operating revenues	9,449	9,316	9,168
Net realized investment gains (losses) (1)	93	50	(67)
Total revenues	$9,542	$9,366	$9,101

(1)	2017 Net realized investment gains (losses) includes a $42 million loss on the early redemption of the Company's $350 million senior notes due November 2019.

Note P. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data.

2017
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,330	$2,366	$2,398	$2,448	$9,542
Net income (loss) (1)(2)	$260	$272	$144	$223	$899
Basic earnings (loss) per share	$0.96	$1.01	$0.53	$0.82	$3.32
Diluted earnings (loss) per share	$0.96	$1.00	$0.53	$0.82	$3.30

2016
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,195	$2,348	$2,433	$2,390	$9,366
Net income (loss) (3)	$66	$209	$343	$241	$859
Basic earnings (loss) per share	$0.25	$0.77	$1.27	$0.89	$3.18
Diluted earnings (loss) per share	$0.24	$0.77	$1.26	$0.89	$3.17

(1)	Net income (loss) in the third quarter of 2017 included catastrophe losses, net of reinsurance and including reinstatement premiums, of $188 million related to Hurricanes Harvey, Irma and Maria.
(2) Net income (loss) in the fourth quarter of 2017 included a one-time non-cash increase to Income tax expense of $83 million as a result of Tax Reform Legislation.

(3)
Net income (loss) in the first quarter of 2016 included a charge related to the application of retroactive reinsurance accounting to adverse reserve development ceded under the 2010 A&EP Loss Portfolio Transfer in our Corporate & Other segment.

Note Q. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. The amounts incurred by the Company for these fees and expenses were $43 million, $43 million and $39 million for the years ended December 31, 2017, 2016 and 2015. Amounts due to Loews, included in Other liabilities and payable in the first quarter of the subsequent year, were $22 million and $23 million as of December 31, 2017 and 2016. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of less than $1 million and $1 million for the years ended December 31, 2017 and 2016. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries, and the related payable to Loews, included in Other liabilities, was $121 million and $28 million as of December 31, 2017 and 2016. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for the years ended December 31, 2017, 2016 and 2015 were $2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 14, 2018
We have served as the Company's auditor since 1976.

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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2017, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 129.

CNA Financial Corporation
Chicago, Illinois
February 14, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2017, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer, CNA Financial Corporation	59	2016
Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016. President of Commercial and Specialty Lines of the Chubb Group of Insurance Companies and Executive Vice President of Chubb Limited from 2013 through November 2015. President of Personal Lines and Claims of Chubb Limited from 2011 through 2013.

D. Craig Mense	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	66	2004	Executive Vice President and Chief Financial Officer of CNA Financial Corporation.
Elizabeth A. Aguinaga(1)	Executive Vice President and Chief Human Resource Officer, CNA insurance companies	40	2018
Executive Vice President and Chief Human Resources Officer of CNA insurance companies since February 2018. Senior Vice President, Chief Human Resources Officer of CNA insurance companies from September 2015 through October 2017. Vice President, Human Resources of CNA insurance companies from September 2010 through September 2015.

David Brosnan	Chief Executive, CNA Europe and Hardy	55	2015
Chief Executive of CNA Europe since August 2014 and Chief Executive of Hardy since February 2014. Senior Vice President, Commercial from May 2013 through February 2014. President and CEO, ACE INA Insurance Canada and ACE INA Life Insurance, Canada from 2008 through May 2013.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	61	2008	Executive Vice President & Chief Actuary of the CNA insurance companies.
Kevin Leidwinger	President and Chief Operating Officer, Commercial of the CNA insurance companies	54	2015
President and Chief Operating Officer, Commercial of the CNA insurance companies since June 2015. Global Casualty Manager for Chubb Commercial Insurance from April 2013 to June 2015. Global Liability Product Line Manager for Chubb Commercial Insurance from 2002 to 2013.

Joseph G. Merten	Executive Vice President of Technology Operations, CNA insurance companies	58	2017
Executive Vice President of Technology Operations of CNA insurance companies since January 2017. Senior Vice President, AXIS Capital from May 2013 through July 2016. Independent Contractor, AXIS Capital from August 2011 through May 2013.

Albert J. Miralles (2)	President, Long Term Care of the CNA insurance companies	48	2014	President, Long Term Care of the CNA insurance companies since March 2014. Senior Vice President and Treasurer of the CNA insurance companies from 2011 to March 2014.
Andrew J. Pinkes	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	55	2015
Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since May 2015. Executive Vice President, Global Head of Claims for the XL Group from May 2013 to May 2015. Executive Vice President, Claims for The Hartford Financial Services Group, Inc. and President, Heritage Holdings, Inc. for Hartford from 2008 to 2013.

Kevin G. Smith	President and Chief Operating Officer for Specialty, CNA insurance companies	53	2017
President and Chief Operating Officer for Specialty of CNA insurance companies since May 2017. Executive Vice President, Chubb from May 2016 through May 2017. Senior Vice President, Chicago Regional Branch Manager, Chubb from July 2008 through May 2016.

Timothy J. Szerlong (3)	President, Worldwide Field Operations of the CNA insurance companies	65	2010	President, Worldwide Field Operations of the CNA insurance companies.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Scott Louis Weber	Executive Vice President and General Counsel, CNA Financial Corporation	49	2017
Executive Vice President and General Counsel of CNA Financial Corporation since June 2017. Senior Vice President for Worldwide P&C Claim of CNA insurance companies from February 2017 through June 2017. Managing Director for Stroz Friedberg March 2014 through February 2017. Director for Opera Solutions March 2011 through July 2014.

Douglas M. Worman	Executive Vice President and Chief Underwriting Officer, CNA insurance companies	50	2017
Executive Vice President and Chief Underwriting Officer of CNA insurance companies since March 2017. Chief Executive Officer, U.S. Insurance, ENH Insurance Company from November 2013 through July 2016. President and Chief Executive Officer, Alterra US Insurance, and Executive Vice President, Alterra Capital Holdings Ltd. from June 2010 through June 2013.

(1) Elizabeth A. Aguinaga became an executive officer effective February 7, 2018.
(2) Effective January 1, 2018, Albert J. Miralles will assume the role of Chief Risk Officer.
(3) Timothy J. Szerlong announced his retirement effective December 31, 2017.
Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2017	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,303,753	$38.39	2,827,140
Equity compensation plans not approved by security holders	—	—	—
Total	3,303,753	$38.39	2,827,140
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	**

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., The Northern Trust Company, U.S. Bank National Association and other lenders named therein, dated August 28, 2015 (Exhibit 99.1 to August 28, 2015 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	**

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	First Amendment to the CNA Financial Corporation Incentive Compensation Plan, effective as of April 27, 2016 (Exhibit 10.4.1 to 2016 Form 10-K incorporated herein by reference)	10.4.1

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Non-Qualified Savings Plan (formerly known as the CNA Supplemental Executive Savings and Capital Accumulation Plan), restated as of January 1, 2014 (Exhibit 10.6 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6	+

	First Amendment to the CNA Non-Qualified Savings Plan, dated May 28, 2015 (Exhibit 10.6.1 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Non-Qualified Savings Plan, dated July 22, 2015 (Exhibit 10.6.2 to September 30, 2015 Form 10-Q incorporated herein by reference)	10.6.2	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7

	Employment Agreement, dated May 22, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to June 30, 2008 Form 10-Q incorporated herein by reference)	10.10	+

	First Amendment to Employment Agreement, dated October 24, 2008, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.6 to September 30, 2008 Form 10-Q incorporated herein by reference)	10.10.1	+

	Second Amendment to Employment Agreement, dated March 3, 2010, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to March 31, 2010 Form 10-Q incorporated herein by reference)	10.10.2	+

	Third Amendment to Employment Agreement, dated September 8, 2011, by and between CNA Financial Corporation and Thomas F. Motamed (Exhibit 10.1 to Form 8-K filed September 8, 2011 incorporated herein by reference)	10.10.3	+

Fourth Amendment to Employment Agreement, dated October 24, 2016, between CNA Financial Corporation and Thomas F. Motamed (Exhibit 99.2 to Form 8-K filed October 24, 2016 incorporated herein by reference)	10.10.4	+

Employment Agreement, dated November 13, 2015, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed November 16, 2015 incorporated herein by reference)	10.11	+

Retention Agreement, dated February 4, 2016, between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 9, 2016 incorporated herein by reference)	10.12	+

Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.13

Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

Retirement Agreement, dated April 4, 2017, between CNA Financial Corporation and Jonathan D. Kantor (Exhibit 10.1 to Form 10-Q filed July 31, 2017 incorporated herein by reference)	10.19	+

General Release and Settlement Agreement, dated October 31, 2017, between Continental Casualty Company and Timothy J. Szerlong	10.20	+

Employment Agreement, dated May 26, 2015, between Continental Casualty Company and Kevin J. Leidwinger	10.21	+

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

	* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

	** Per Item 10(d) of Regulation S-K [17CFR 229.10(d)], these exhibits do not need to be hyperlinked.
	+ Management contract or compensatory plan or arrangement.

Except for Exhibits 10.20, 10.21, 21.1, 23.1, 31.1, 31.2, 32.1, 32.2 and the XBRL documents as discussed in the note above, the exhibits above are not included in this report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income (Loss)

Years ended December 31
(In millions)	2017	2016	2015
Revenues
Net investment income	$6	$3	$1
Net realized investment (losses) gains	(42)	(7)	5
Total revenues	(36)	(4)	6
Expenses
Administrative and general	2	1	1
Interest	152	155	154
Total expenses	154	156	155
Loss from operations before income taxes and equity in net income of subsidiaries	(190)	(160)	(149)
Income tax benefit	57	41	34
Loss before equity in net income of subsidiaries	(133)	(119)	(115)
Equity in net income of subsidiaries	1,032	978	594
Net income	899	859	479
Equity in other comprehensive income of subsidiaries	205	142	(715)
Total comprehensive income (loss)	$1,104	$1,001	$(236)
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2017	2016
Assets
Investment in subsidiaries	$14,481	$14,202
Cash	1	1
Short term investments	638	487
Amounts due from affiliates	4	6
Other assets	1	1
Total assets	$15,125	$14,697
Liabilities
Short term debt	$150	$—
Long term debt	2,678	2,680
Other liabilities	53	48
Total liabilities	2,881	2,728
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,205,390 and 270,495,998 shares outstanding)	683	683
Additional paid-in capital	2,175	2,173
Retained earnings	9,414	9,359
Accumulated other comprehensive income	32	(173)
Treasury stock (1,834,853 and 2,544,245 shares), at cost	(60)	(73)
Total stockholders' equity	12,244	11,969
Total liabilities and stockholders' equity	$15,125	$14,697
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$899	$859	$479
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(1,032)	(978)	(594)
Dividends received from subsidiaries	955	765	900
Net realized investment losses (gains)	42	7	(5)
Other, net	36	21	4
Total adjustments	1	(185)	305
Net cash flows provided by operating activities	900	674	784
Cash Flows from Investing Activities
Change in short term investments	(146)	(9)	21
Other, net	—	4	7
Net cash flows (used) provided by investing activities	(146)	(5)	28
Cash Flows from Financing Activities
Dividends paid to common stockholders	(842)	(813)	(811)
Proceeds from the issuance of debt	496	498	—
Repayment of debt	(391)	(358)	—
Stock options exercised	—	—	1
Other, net	(17)	1	1
Net cash flows used by financing activities	(754)	(672)	(809)
Net change in cash	—	(3)	3
Cash, beginning of year	1	4	1
Cash, end of year	$1	$1	$4
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2017.
B. Guarantees
As of December 31, 2017 and 2016 CNAF had recorded liabilities of approximately $5 million related to guarantee agreements. The Parent Company believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, CNAF has agreed to guarantee the performance of certain obligations of both a previously owned subsidiary and a current subsidiary. Such obligations include agreement to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. The guarantee agreements may include provisions that survive indefinitely. As of December 31, 2017, the aggregate amount of quantifiable guarantee agreements in effect for sales of business entities, assets and third-party loans was $625 million. Should the company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, CNAF has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2017, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
CNAF also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2017, the potential amount of future payments CNAF could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Parent Company does not believe a payable is likely under these guarantees, as it is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2017
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$83	$(1)	$—	$(9)	$73
Year ended December 31, 2016
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$89	$(2)	$(1)	$(3)	$83
Year ended December 31, 2015
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$109	$(12)	$—	$(8)	$89

(1)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2017	2016	2015
Balance Sheet Data
Deferred acquisition costs	$632	$599
Reserves for unpaid claim and claim adjustment expenses	22,004	22,343
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,434	1,572
Unearned premiums	4,029	3,762
Statement of Operations Data
Net written premiums	$7,069	$6,988	$6,962
Net earned premiums	6,988	6,924	6,921
Net investment income	1,992	1,952	1,807
Incurred claim and claim adjustment expenses related to current year	5,201	5,025	4,934
Incurred claim and claim adjustment expenses related to prior years	(381)	(342)	(255)
Amortization of deferred acquisition costs	1,233	1,235	1,540
Paid claim and claim adjustment expenses	5,341	5,134	4,945

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 14, 2018	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2018	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 14, 2018	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 14, 2018	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 14, 2018	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 14, 2018	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 14, 2018	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 14, 2018	By	/s/ Joseph Rosenberg
(Joseph Rosenberg, Director)

Dated: February 14, 2018	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 14, 2018	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 14, 2018	By	/s/ Marvin Zonis
(Marvin Zonis, Director)