Form 10-Q
period 2018-03-31
CNA FINANCIAL CORP
filed 2018-04-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2018
Common Stock, Par value $2.50	271,372,358

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2018	2017
Revenues
Net earned premiums	$1,785	$1,645
Net investment income	490	545
Net realized investment gains
Other-than-temporary impairment losses	(6)	(2)
Other net realized investment gains	18	38
Net realized investment gains	12	36
Non-insurance warranty revenue (Note J)	238	93
Other revenues	10	11
Total revenues	2,535	2,330
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,339	1,293
Amortization of deferred acquisition costs	296	305
Non-insurance warranty expense (Note J)	216	70
Other operating expenses	303	276
Interest	35	43
Total claims, benefits and expenses	2,189	1,987
Income before income tax	346	343
Income tax expense	(55)	(83)
Net income	$291	$260

Basic earnings per share	$1.07	$0.96

Diluted earnings per share	$1.07	$0.96

Dividends declared per share	$2.30	$2.25

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.4	270.7
Diluted	272.4	271.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three months ended March 31
(In millions)	2018	2017
Comprehensive (Loss) Income
Net income	$291	$260
Other Comprehensive (Loss) Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(9)	(4)
Net unrealized gains on other investments	(429)	67
Net unrealized gains on investments	(438)	63
Foreign currency translation adjustment	12	11
Pension and postretirement benefits	10	7
Other comprehensive (loss) income, net of tax	(416)	81
Total comprehensive (loss) income	$(125)	$341
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,991and $38,215)	$40,259	$41,487
Equity securities at fair value (cost of $749 and $659)	770	695
Limited partnership investments	2,364	2,369
Other invested assets	48	44
Mortgage loans	864	839
Short term investments	1,230	1,436
Total investments	45,535	46,870
Cash	282	355
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,408	4,261
Insurance receivables (less allowance for uncollectible receivables of $43 and $44)	2,371	2,292
Accrued investment income	414	411
Deferred acquisition costs	665	634
Deferred income taxes	238	137
Property and equipment at cost (less accumulated depreciation of $253 and $274)	346	326
Goodwill	149	148
Other assets	3,241	1,133
Total assets	$57,649	$56,567
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,067	$22,004
Unearned premiums	4,256	4,029
Future policy benefits	10,783	11,179
Short term debt	30	150
Long term debt	2,679	2,708
Other liabilities (includes $147 and $143 due to Loews Corporation)	6,409	4,253
Total liabilities	46,224	44,323
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,371,607 and 271,205,390 shares outstanding)	683	683
Additional paid-in capital	2,173	2,175
Retained earnings	9,028	9,414
Accumulated other comprehensive (loss) income	(400)	32
Treasury stock (1,668,636 and 1,834,853 shares), at cost	(59)	(60)
Total stockholders’ equity	11,425	12,244
Total liabilities and stockholders' equity	$57,649	$56,567
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income	$291	$260
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	29	72
Trading portfolio activity	(1)	(6)
Net realized investment gains	(12)	(36)
Equity method investees	(2)	38
Net amortization of investments	(15)	(12)
Depreciation and amortization	20	21
Changes in:
Receivables, net	(215)	89
Accrued investment income	(3)	(26)
Deferred acquisition costs	(29)	(24)
Insurance reserves	311	135
Other assets	(72)	(37)
Other liabilities	(99)	(206)
Other, net	15	14
Total adjustments	(73)	22
Net cash flows provided by operating activities	218	282
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,576	1,359
Fixed maturity securities - maturities, calls and redemptions	531	823
Equity securities	7	16
Limited partnerships	69	57
Mortgage loans	11	3
Purchases:
Fixed maturity securities	(2,690)	(2,097)
Equity securities	(98)	(7)
Limited partnerships	(62)	(18)
Mortgage loans	(36)	(23)
Change in other investments	(4)	(1)
Change in short term investments	208	271
Purchases of property and equipment	(38)	(30)
Other, net	15	1
Net cash flows provided by investing activities	489	354
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Three months ended March 31
(In millions)	2018	2017
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(624)	$(609)
Repayment of debt	(150)	—
Other, net	(7)	—
Net cash flows used by financing activities	(781)	(609)
Effect of foreign exchange rate changes on cash	1	1
Net change in cash	(73)	28
Cash, beginning of year	355	271
Cash, end of period	$282	$299
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2018	2017
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,175	2,173
Stock-based compensation	(2)	(12)
Balance, end of period	2,173	2,161
Retained Earnings
Balance, beginning of period, as previously reported	9,414	9,359
Cumulative effect adjustments from changes in accounting guidance, net of tax	(50)	—
Balance, beginning of period, as adjusted	9,364	9,359
Dividends paid to common stockholders	(627)	(613)
Net income	291	260
Balance, end of period	9,028	9,006
Accumulated Other Comprehensive (Loss)
Balance, beginning of period, as previously reported	32	(173)
Cumulative effect adjustments from changes in accounting guidance, net of tax	(16)	—
Balance, beginning of period, as adjusted	16	(173)
Other comprehensive (loss) income	(416)	81
Balance, end of period	(400)	(92)
Treasury Stock
Balance, beginning of period	(60)	(73)
Stock-based compensation	1	8
Balance, end of period	(59)	(65)
Total stockholders' equity	$11,425	$11,693
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of March 31, 2018.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
ASU 2014-09: In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in an amount that reflects the consideration the entity is entitled to receive for the transfer of the promised goods or services.
On January 1, 2018, the Company adopted the updated guidance using the modified retrospective method applied to all contracts which were not completed as of the date of adoption, with the cumulative effect recognized as an adjustment to the opening balance of Retained earnings. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.
Under the new guidance, revenue on warranty products and services will be recognized more slowly compared to the historic revenue recognition pattern. In addition, for warranty products in which the Company acts as the principal in the transaction, Non-insurance warranty revenue and Non-insurance warranty expense are increased to reflect the gross amount paid by consumers, including the retail seller’s markup which is considered a commission to the Company's agent. This gross-up of revenue and expense also resulted in an increase to Other assets and Other liabilities on the Company's Condensed Consolidated Balance Sheets as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern.

The cumulative effect changes to the Condensed Consolidated Balance Sheet for the adoption of the updated guidance on January 1, 2018 were as follows:

(In millions)	Balance as of December 31, 2017	Adjustments Due to Adoption of Topic 606	Balance as of January 1, 2018
Other assets	$1,133	$1,882	$3,015
Other liabilities	4,253	1,969	6,222
Deferred income taxes	137	21	158
Retained earnings	9,414	(66)	9,348
The impact of adoption on the Condensed Consolidated Statement of Operations and Balance Sheet as of and for the three months ended March 31, 2018 was as follows:

Three months ended March 31	2018 Prior to Adoption	Effect of Adoption	2018 as Reported
(In millions)
Statement of operations:
Non-insurance warranty revenue	$101	$137	$238
Total revenues	2,398	137	2,535

Non-insurance warranty expense	78	138	216
Total claims, benefits and expenses	2,051	138	2,189

Income before income tax	347	(1)	346
Income tax expense	(55)	—	(55)
Net income	292	(1)	291

Balance sheet(1):
Other assets	$3,154	$87	$3,241
Other liabilities	6,321	88	6,409
Deferred income taxes	238	—	238
Retained earnings	9,029	(1)	9,028

(1)	2018 Prior to Adoption includes the cumulative effect adjustment at adoption.
See Note J to the Condensed Consolidated Financial Statements for additional information regarding non-insurance revenues from contracts with customers.

ASU 2016-01: In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The updated accounting guidance requires changes to the reporting model for financial instruments. The guidance primarily changes the model for equity securities by requiring changes in the fair value of equity securities (except those accounted for under the equity method of accounting, those without readily determinable fair values and those that result in consolidation of the investee) to be recognized through the income statement. The Company adopted the updated guidance on January 1, 2018 and recognized a cumulative effect adjustment that increased beginning Retained earnings by $28 million, net of tax. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.
For the three months ended March 31, 2018, the Company recognized a $15 million pretax loss within Net realized investment gains (losses) for the change in fair value of non-redeemable preferred stock and less than a $1 million pretax gain within Net investment income for the change in fair value of common stock as a result of this change. For the three months ended March 31, 2017 a $1 million decrease in the fair value of common stock and a $5 million increase in the fair value of non-redeemable preferred stock was recognized in Other comprehensive income. The Company's non-redeemable preferred stock contain characteristics of debt securities, are priced similarly to bonds, and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities are no longer discretionary, management does not consider the changes in fair value of non-redeemable preferred stock to be reflective of our primary operations. As such, the changes in the fair value of these securities are recorded through Net realized investments gains (losses). During the first quarter of 2018, the Company increased its common stock with the intention of holding the securities primarily for market appreciation. As such, the changes in the fair value of these securities are recorded through Net investment income.
ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost to be presented with other employee compensation costs and other components of net periodic pension cost to be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The Company adopted the updated guidance effective January 1, 2018. The guidance was applied on a prospective basis for capitalization of service costs and on a retrospective basis for the presentation of the service cost and other components of net periodic benefit costs in the Company's Condensed Consolidated Statements of Operations and in its disclosures. The Company expanded the related footnote disclosure, Note G to the Condensed Consolidated Financial Statements, to disclose the amount of service cost and non-service cost components of net periodic benefit cost and the line items in the Condensed Consolidated Statements of Operations in which such amounts are reported. The change limiting the costs eligible for capitalization is not material to the Company’s results of operations or financial position.
ASU 2018-02: In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. GAAP requires the remeasurement of deferred tax assets and liabilities due to a change in the tax rate to be included in Net income, even if the related income tax effects were originally recognized in Accumulated other comprehensive income (AOCI). The ASU allows a reclassification from AOCI to Retained earnings for stranded tax effects resulting from the new U.S. Federal corporate income tax rate enacted on December 22, 2017. The Company early adopted the updated guidance effective January 1, 2018 and elected to reclassify the stranded income tax effects relating to the reduction in the Federal corporate income tax rate from AOCI to Retained earnings at the beginning of the period of adoption. The net impact of the accounting change resulted in a $12 million increase in AOCI and a corresponding decrease in Retained earnings. The $12 million increase in AOCI is comprised of a $142 million increase in net unrealized gains (losses) on investments partially offset by a $130 million decrease in unrecognized pension and postretirement benefits.
The Company releases tax effects from AOCI utilizing the security-by-security approach for Net unrealized gains (losses) on investments with Other-than-temporary impairment (OTTI) losses and Net unrealized gains (losses) on other investments. For Pension and postretirement benefits, tax effects from AOCI are released at enacted tax rates based on the pre-tax adjustments to pension liabilities or assets recognized within OCI.

Accounting Standards Pending Adoption
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
Income Tax Reform Update
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” was signed into law (Tax Reform Legislation).
Shortly after enactment, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (SAB 118) to provide guidance on accounting for the Tax Reform Legislation impacts when the measurements of the income tax effects are complete, incomplete, or incomplete but for which a provisional amount can be estimated. SAB 118 permits the recognition of provisional amounts, and adjustments to provisional amounts, in subsequent reporting periods within the one year measurement period.
The Company has reflected the following incomplete but reasonably estimated provisional items in Deferred income taxes on the Condensed Consolidated Balance Sheet at March 31, 2018. The effects of the adjustments to the Company’s provisional amounts for the three months ended March 31, 2018 did not impact income tax expense.

•	The Company has recalculated its insurance reserves and the transition adjustment from existing law.

•
The Company has recalculated amounts under special accounting method provisions for recognizing income for Federal income tax purposes no later than for financial accounting purposes and the transition adjustment from existing law.

•
The Company has not recorded current or deferred taxes with respect to the international provisions since it does not expect to have inclusions in U.S. taxable income for certain earnings of foreign subsidiaries in future years.

Note B. Earnings (Loss) Per Share
Earnings (loss) per share is based on the weighted average number of outstanding common shares. Basic earnings (loss) per share excludes the impact of dilutive securities and is computed by dividing Net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2018 and 2017, approximately 1,009 thousand and 974 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 9 thousand and 148 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2018	2017
Fixed maturity securities	$446	$455
Equity securities	10	1
Limited partnership investments	30	90
Mortgage loans	11	7
Short term investments	6	3
Trading portfolio	2	2
Other	—	1
Gross investment income	505	559
Investment expense	(15)	(14)
Net investment income	$490	$545
During the three months ended March 31, 2018, less than $1 million of Net investment income was recognized due to the change in fair value of common stock still held as of March 31, 2018.
Net realized investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2018	2017
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$69	$49
Gross realized losses	(51)	(17)
Net realized investment gains (losses) on fixed maturity securities	18	32
Equity securities	(15)	—
Derivatives	5	1
Short term investments and other	4	3
Net realized investment gains (losses)	$12	$36
During the three months ended March 31, 2018, $15 million of Net realized investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2018.
The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Three months ended March 31
(In millions)	2018	2017
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5	$2
Asset-backed	1	—
OTTI losses recognized in earnings	$6	$2

The following tables present a summary of fixed maturity and equity securities.

March 31, 2018 (1)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,538	$1,177	$115	$18,600	$—
States, municipalities and political subdivisions	11,682	1,205	12	12,875	—
Asset-backed:
Residential mortgage-backed	5,050	83	78	5,055	(27)
Commercial mortgage-backed	1,948	29	22	1,955	—
Other asset-backed	1,185	10	7	1,188	—
Total asset-backed	8,183	122	107	8,198	(27)
U.S. Treasury and obligations of government-sponsored enterprises	124	2	7	119	—
Foreign government	448	7	5	450	—
Redeemable preferred stock	9	1	—	10	—
Total fixed maturity securities available-for-sale	37,984	2,514	246	40,252	$(27)
Total fixed maturity securities trading	7			7
Total fixed maturity securities	$37,991	$2,514	$246	$40,259

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,625	$28	$18,807	$—
States, municipalities and political subdivisions	12,478	1,551	2	14,027	(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872	—
Other asset-backed	1,083	16	5	1,094	—
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109	—
Foreign government	437	9	2	444	—
Redeemable preferred stock	10	1	—	11	—
Total fixed maturity securities available-for-sale	38,212	3,359	87	41,484	$(38)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Total equity securities available-for-sale	659	38	2	695
Total fixed maturity and equity securities	$38,874	$3,397	$89	$42,182

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Condensed Consolidated Financial Statements for additional information.

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2018 and December 31, 2017, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,338 million and $1,411 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2018 (1)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,229	$104	$146	$11	$4,375	$115
States, municipalities and political subdivisions	962	12	3	—	965	12
Asset-backed:
Residential mortgage-backed	2,570	55	504	23	3,074	78
Commercial mortgage-backed	668	11	200	11	868	22
Other asset-backed	441	5	15	2	456	7
Total asset-backed	3,679	71	719	36	4,398	107
U.S. Treasury and obligations of government-sponsored enterprises	59	4	26	3	85	7
Foreign government	214	5	4	—	218	5
Total	$9,143	$196	$898	$50	$10,041	$246

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4	—	170	2
Total fixed maturity securities available-for-sale	3,520	38	1,455	49	4,975	87
Equity securities available-for-sale:
Common stock	7	1	—	—	7	1
Preferred stock	93	1	—	—	93	1
Total equity securities available-for-sale	100	2	—	—	100	2
Total	$3,620	$40	$1,455	$49	$5,075	$89

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Condensed Consolidated Financial Statements for additional information.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2018.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2018 and 2017 and for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three months ended March 31
(In millions)	2018	2017
Beginning balance of credit losses on fixed maturity securities	$27	$36
Reductions for securities sold during the period	(2)	(4)
Ending balance of credit losses on fixed maturity securities	$25	$32
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2018		December 31, 2017
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,323	$1,343	$1,135	$1,157
Due after one year through five years	8,277	8,495	8,165	8,501
Due after five years through ten years	15,802	16,093	16,060	16,718
Due after ten years	12,582	14,321	12,852	15,108
Total	$37,984	$40,252	$38,212	$41,484
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $163 million and $167 million as of March 31, 2018 and December 31, 2017 and a fair value of $1 million and $(3) million as of March 31, 2018 and December 31, 2017. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of March 31, 2018, the Company had committed approximately $428 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2018, the Company had mortgage loan commitments of $47 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of March 31, 2018, the Company had commitments to purchase or fund additional amounts of $198 million and sell $162 million under the terms of such securities.

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

March 31, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$167	$18,917	$100	$19,184
States, municipalities and political subdivisions	—	12,876	1	12,877
Asset-backed	—	7,919	279	8,198
Total fixed maturity securities	167	39,712	380	40,259
Equity securities:
Common stock	83	—	4	87
Non-redeemable preferred stock	67	602	14	683
Total equity securities	150	602	18	770
Short term and other	156	978	—	1,134
Total assets	$473	$41,292	$398	$42,163
Liabilities
Other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$128	$19,148	$98	$19,374
States, municipalities and political subdivisions	—	14,026	1	14,027
Asset-backed	—	7,751	335	8,086
Total fixed maturity securities	128	40,925	434	41,487
Equity securities:
Common stock	23	—	4	27
Non-redeemable preferred stock	68	584	16	668
Total equity securities	91	584	20	695
Short term and other	396	958	—	1,354
Total assets	$615	$42,467	$454	$43,536
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$—	$454
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	(1)	—	7	(2)	—	4
Reported in Net investment income	—	—	—	—	—	—
Reported in Other comprehensive income	—	—	(5)	—	—	(5)
Total realized and unrealized investment gains (losses)	(1)	—	2	(2)	—	(1)
Purchases	—	—	30	—	—	30
Sales	—	—	(72)	—	—	(72)
Settlements	(2)	—	(6)	—	—	(8)
Transfers into Level 3	5	—	—	—	—	5
Transfers out of Level 3	—	—	(10)	—	—	(10)
Balance as of March 31, 2018	$100	$1	$279	$18	$—	$398
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2018 recognized in Net income (loss)	$—	$—	$—	$(2)	$—	$(2)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of January 1, 2017	$130	$1	$199	$19	$—	$58	$407
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	—	—	—	—	1	—	1
Reported in Other revenues	—	—	—	—	—	6	6
Reported in Other comprehensive income	1	—	2	1	—	—	4
Total realized and unrealized investment gains (losses)	1	—	2	1	1	6	11
Purchases	5	—	38	1	—	—	44
Sales	(1)	—	—	(2)	(1)	(13)	(17)
Settlements	(14)	—	(6)	—	—	(5)	(25)
Transfers into Level 3	—	—	28	—	—	—	28
Transfers out of Level 3	—	—	(5)	—	—	—	(5)
Balance as of March 31, 2017	$121	$1	$256	$19	$—	$46	$443
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2017 recognized in Net income (loss)	$—	$—	$—	$—	$—	$—	$—

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended March 31, 2018 there were $29 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the three months ended March 31, 2017 there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.
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
Equity Securities
Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are primarily priced using broker/dealer quotes and internal models with inputs that are not market observable.
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
As of March 31, 2018 and December 31, 2017, there were approximately $42 million and $39 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Life Settlement Contracts
The Company sold its life settlement contracts to a third party in 2017. The valuation of the life settlement contracts was based on the terms of sale. The contracts were classified as Level 3 as there was not an active market for life settlement contracts.

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

March 31, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$133	Discounted cash flow	Credit spread	1% - 12% (3%)

December 31, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% - 12% (3%)
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

March 31, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$864	$—	$—	$856	$856
Note receivable	34	—	—	34	34
Liabilities
Short term debt	$30	$—	$30	$—	$30
Long term debt	2,679	—	2,786	—	2,786

December 31, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$844	$844
Note receivable	46	—	—	46	46
Liabilities
Short term debt	$150	$—	$150	$—	$150
Long term debt	2,708	—	2,896	—	2,896
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $34 million for the three months ended March 31, 2018 and 2017. Net catastrophe losses in the first quarter of 2018 and 2017 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the three months ended March 31
(In millions)	2018	2017
Reserves, beginning of year:
Gross	$22,004	$22,343
Ceded	3,934	4,094
Net reserves, beginning of year	18,070	18,249
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,246	1,207
Decrease in provision for insured events of prior years	(34)	(82)
Amortization of discount	47	48
Total net incurred (1)	1,259	1,173
Net payments attributable to:
Current year events	(91)	(68)
Prior year events	(1,219)	(1,184)
Total net payments	(1,310)	(1,252)
Foreign currency translation adjustment and other	(9)	14
Net reserves, end of period	18,010	18,184
Ceded reserves, end of period	4,057	4,076
Gross reserves, end of period	$22,067	$22,260

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

For the three months ended March 31
(In millions)	2018	2017
Pretax (favorable) unfavorable development:
Specialty	$(30)	$(12)
Commercial	(9)	(43)
International	—	(2)
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$(39)	$(57)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2018	2017
Pretax (favorable) unfavorable development:
Medical Professional Liability	$20	$20
Other Professional Liability and Management Liability	(34)	(32)
Surety	(15)	—
Warranty	—	—
Other	(1)	—
Total pretax (favorable) unfavorable development	$(30)	$(12)
2018
Unfavorable development for medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in our hospitals business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2013 through 2015 related to financial institutions.
Favorable development for surety was due to lower than expected loss emergence for accident years 2015 and prior.
2017
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of large losses related to professional liability in accident years 2011 through 2016.
Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2018	2017
Pretax (favorable) unfavorable development:
Commercial Auto	$(1)	$(26)
General Liability	(8)	(18)
Workers' Compensation	(6)	—
Property and Other	6	1
Total pretax (favorable) unfavorable development	$(9)	$(43)
2018
Favorable development for general liability was primarily due to lower than expected frequency and severity in accident years 2015 and prior for our middle market construction business.
2017
Favorable development for commercial auto was primarily due to lower than expected severity in accident years 2013 through 2015.
Favorable development for general liability was due to lower than expected severity in life sciences.
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2018	2017
Pretax (favorable) unfavorable development:
Medical Professional Liability	$1	$—
Other Professional Liability	1	(1)
Liability	—	—
Property & Marine	(2)	1
Other	—	(2)
Total pretax (favorable) unfavorable development	$—	$(2)

Asbestos and Environmental Pollution (A&EP) Reserves
In 2010, Continental Casualty Company (CCC) together with several of the Company’s other insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO through a Loss Portfolio Transfer (LPT). At the effective date of the transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2018	2017
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$113	$60
Provision for uncollectible third-party reinsurance on A&EP	(16)	—
Total additional amounts ceded under LPT	97	60
Retroactive reinsurance benefit recognized	(57)	(40)
Pretax impact of deferred retroactive reinsurance	$40	$20
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $113 million and $60 million was recognized before consideration of cessions to the LPT for the three months ended March 31, 2018 and 2017. Additionally, in 2018, the Company released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos environmental accounts and paid losses on assumed reinsurance exposures. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. While the unfavorable development was ceded to NICO under the LPT, the Company’s Net income in the periods was negatively affected due to the application of retroactive reinsurance accounting.
As of March 31, 2018 and December 31, 2017, the cumulative amounts ceded under the LPT were $3.0 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $366 million and $326 million as of March 31, 2018 and December 31, 2017.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.9 billion and $3.1 billion as of March 31, 2018 and December 31, 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

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
The plaintiff, Defendants and the Plan's fiduciary insurance carriers have agreed on terms to settle this matter. Upon execution of final settlement agreements, plaintiff and Defendants will propose a class settlement for court approval. Based on the executed term sheet, management has recorded its best estimate of the Company's probable loss and does not believe that the ultimate resolution of this matter will have a material impact on the Company’s results of operations or financial position.
Small Business Premium Rate Adjustment
In 2016 and 2017, the Company identified rating errors related to its multi-peril package product and workers' compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. In the first quarter of 2017, the Company recorded a charge which reduced Earned premium by $38 million and increased Interest expense by $5 million for interest due to policyholders on the premium rate adjustments.
The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies are expected to be refunded in the second half of 2018 and, as such, an additional $1 million of Interest expense was recorded in the first quarter of 2018. The estimated refund liability, including interest, for the workers' compensation policies as of March 31, 2018 was $60 million.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.
Guarantees
As of March 31, 2018 and December 31, 2017, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of March 31, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2018 the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2018, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31	Pension Plans
(In millions)	2018	2017
Net periodic pension cost (benefit)
Service cost	$—	$—
Non-service cost:
Interest cost on projected benefit obligation	23	26
Expected return on plan assets	(40)	(39)
Amortization of net actuarial loss	9	9
Settlement loss	4	2
Total non-service cost	(4)	(2)
Total net periodic pension cost (benefit)	$(4)	$(2)
For the three months ended March 31, 2018, the Company recognized $1 million of non-service cost in Insurance claims and policyholders' benefits and $3 million of non-service cost in Other operating expenses. For the three months ended March 31, 2017, the Company recognized $1 million of non-service costs in Insurance claims and policyholders' benefits and $1 million of non-service costs in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018, as previously reported	$25	$750	$(645)	$(98)	$32
Cumulative effect adjustment from accounting change for adoption of ASU 2018-02(1)	5	137	(130)	—	12
Cumulative effect adjustment from accounting change for adoption of ASU 2016-01(1) net of tax (expense) benefit of $-, $8, $-, $- and $8	—	(28)	—	—	(28)
Balance as of January 1, 2018, as adjusted	30	859	(775)	(98)	16
Other comprehensive income (loss) before reclassifications	(10)	(414)	—	12	(412)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(4), $3, $- and $(1)	(1)	15	(10)	—	4
Other comprehensive income (loss) net of tax (expense) benefit of $2, $109, $(3), $- and $108	(9)	(429)	10	12	(416)
Balance as of March 31, 2018	$21	$430	$(765)	$(86)	$(400)

(1)	See Note A to the Condensed Consolidated Financial Statements for additional information.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	—	85	—	11	96
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(2), $(9), $4, $- and $(7)	4	18	(7)	—	15
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(38), $(4), $- and $(41)	(4)	67	7	11	81
Balance as of March 31, 2017	$26	$709	$(640)	$(187)	$(92)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

Note I. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other.
Effective January 1, 2018, management changed the segment presentation of the life sciences business and technology and media related errors and omissions business within the Specialty and Commercial business segments. The life sciences business moved from the Specialty business segment to the Commercial business segment and the technology and media related errors and omissions business moved from the Commercial business segment to the Specialty business segment. The new management responsibility for these businesses better aligns with line of business underwriting expertise and the manner in which the products are sold. Prior period information has been conformed to the new segment presentation.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2017. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs and Goodwill are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense has been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$672	$743	$236	$134	$—	$—	$1,785
Net investment income	122	149	14	200	5	—	490
Non-insurance warranty revenue	238	—	—	—	—	—	238
Other revenues	1	8	—	1	1	(1)	10
Total operating revenues	1,033	900	250	335	6	(1)	2,523
Claims, benefits and expenses
Net incurred claims and benefits	379	468	142	303	41	—	1,333
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	145	121	30	—	—	—	296
Non-insurance warranty expense	216	—	—	—	—	—	216
Other insurance related expenses	64	127	56	30	—	—	277
Other expenses	11	11	(4)	2	42	(1)	61
Total claims, benefits and expenses	816	732	224	335	83	(1)	2,189
Core income (loss) before income tax	217	168	26	—	(77)	—	334
Income tax (expense) benefit on core income (loss)	(46)	(35)	(3)	14	17	—	(53)
Core income (loss)	$171	$133	$23	$14	$(60)	$—	281
Net realized investment gains (losses)							12
Income tax (expense) benefit on net realized investment gains (losses)							(2)
Net realized investment gains (losses), after tax							10
Net income							$291

March 31, 2018
(In millions)
Reinsurance receivables	$737	$690	$244	$436	$2,330	$—	$4,437
Insurance receivables	947	1,140	315	11	1	—	2,414
Deferred acquisition costs	318	241	106	—	—	—	665
Goodwill	117	—	32	—	—	—	149
Insurance reserves
Claim and claim adjustment expenses	5,696	8,718	1,718	3,501	2,434	—	22,067
Unearned premiums	2,063	1,490	559	145	—	(1)	4,256
Future policy benefits	—	—	—	10,783	—	—	10,783

Three months ended March 31, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$654	$661	$197	$133	$—	$—	$1,645
Net investment income	148	183	12	197	5	—	545
Non-insurance warranty revenue	93	—	—	—	—	—	93
Other revenues	1	9	—	1	—	—	11
Total operating revenues	896	853	209	331	5	—	2,294
Claims, benefits and expenses
Net incurred claims and benefits	400	423	115	330	21	—	1,289
Policyholders’ dividends	1	3	—	—	—	—	4
Amortization of deferred acquisition costs	142	117	46	—	—	—	305
Non-insurance warranty expense	70	—	—	—	—	—	70
Other insurance related expenses	67	128	27	32	—	—	254
Other expenses	10	15	(6)	2	44	—	65
Total claims, benefits and expenses	690	686	182	364	65	—	1,987
Core income (loss) before income tax	206	167	27	(33)	(60)	—	307
Income tax (expense) benefit on core income (loss)	(69)	(56)	(7)	37	23	—	(72)
Core income (loss)	$137	$111	$20	$4	$(37)	$—	235
Net realized investment gains (losses)							36
Income tax (expense) benefit on net realized investment gains (losses)							(11)
Net realized investment gains (losses), after tax							25
Net income							$260

December 31, 2017
(In millions)
Reinsurance receivables	$671	$654	$212	$438	$2,315	$—	$4,290
Insurance receivables	969	1,103	254	8	2	—	2,336
Deferred acquisition costs	318	223	93	—	—	—	634
Goodwill	117	—	31	—	—	—	148
Insurance reserves
Claim and claim adjustment expenses	5,669	8,764	1,636	3,499	2,436	—	22,004
Unearned premiums	2,020	1,409	472	128	—	—	4,029
Future policy benefits	—	—	—	11,179	—	—	11,179

The following table presents operating revenue by line of business for each reportable segment.

Three months ended March 31
(In millions)	2018	2017
Specialty
Management & Professional Liability	$624	$638
Surety	129	124
Warranty & Alternative Risks(1)	280	134
Specialty revenues	1,033	896
Commercial
Middle Market	504	468
Small Business	119	96
Other Commercial Insurance	277	289
Commercial revenues	900	853
International
Canada	58	51
CNA Europe	88	72
Hardy	104	86
International revenues	250	209
Life & Group revenues	335	331
Corporate & Other revenues	6	5
Eliminations	(1)	—
Total operating revenues	2,523	2,294
Net realized investment gains (losses)	12	36
Total revenues	$2,535	$2,330

(1)
As of January 1, 2018, the Company adopted ASU 2014-09 Revenue Recognition (Topic 606): Revenue from Contracts with Customers. See Note A to the Condensed Consolidated Financial Statements for additional information.

Note J. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
Non-insurance warranty revenue is primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners. The warranty contracts generally provide coverage from 1 month to 10 years. For warranty products in which the Company acts as the principal in the transaction, Non-insurance warranty revenues are reported on a gross basis, with amounts billed to customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense. Non-insurance warranty revenue is reported net of any premiums related to contractual liability coverage issued by the Company's insurance operations. Additionally, the Company provides warranty administration services for dealer and manufacturer obligor warranty products, which include limited warranties and guaranteed automobile protection waivers.
The Company recognizes Non-insurance warranty revenues over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. A liability for deferred revenue is recorded when cash payments are received or due in advance of the Company's performance. The deferred revenue balance includes amounts which are refundable on a pro rata basis upon cancellation.
The Company had deferred non-insurance warranty revenue balances of $2.9 billion and $3.0 billion reported in Other liabilities as of January 1, 2018 and March 31, 2018. The increase in the deferred revenue balance for the three months ended March 31, 2018 was primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by cancellations and revenues recognized during the period. For the three months ended March 31, 2018, the Company recognized $222 million of revenues that were included in the deferred revenue balance at the beginning of the period. For the three months ended March 31, 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $659 million of the deferred revenue in the remainder of 2018, $761 million in 2019, $593 million in 2020, and $1 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
Dealers, retailers and agents earn commission for assisting the Company in obtaining non-insurance warranty contracts. Additionally, the Company utilizes a third-party to perform warranty administrator services for its consumer good warranties. These costs are deferred and recorded as Other assets. These costs are amortized to Non-insurance warranty expense consistent with how the related revenue is recognized.
A premium deficiency arises to the extent that estimated future costs associated with these contracts exceed unrecognized revenue. The Company evaluates deferred costs for recoverability as part of our premium deficiency assessment. Anticipated investment income is considered in the determination of the recoverability of deferred costs. If necessary, adjustments to deferred costs and a premium deficiency reserve, if any, are recorded in current period results of operations. No premium deficiency was recognized in the three months ended March 31, 2018.
As of March 31, 2018, capitalized commission costs were $2.2 billion and capitalized administrator service costs were $17 million. For the three months ended March 31, 2018, the amount of amortization of capitalized costs was $157 million and there was no impairment loss related to the costs capitalized.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2016 statutory net written premiums, we are the eighth largest commercial insurer in the United States of America.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017.
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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition cost, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of related acquisition expenses. Further information on our reserves is provided in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the amount of revenues and expenses reported during the period. Actual results may differ from those estimates.
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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

CONSOLIDATED OPERATIONS
The following table includes the consolidated results of our operations including our financial measure, Core income (loss). For more detailed components of our business operations and the core income (loss) financial measure, see the segment discussions within this MD&A. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Three months ended March 31
(In millions)	2018	2017
Operating Revenues
Net earned premiums	$1,785	$1,645
Net investment income	490	545
Non-insurance warranty revenue	238	93
Other revenues	10	11
Total operating revenues	2,523	2,294
Claims, Benefits and Expenses
Net incurred claims and benefits	1,333	1,289
Policyholders' dividends	6	4
Amortization of deferred acquisition costs	296	305
Other insurance related expenses	277	254
Non-insurance warranty expense	216	70
Other expenses	61	65
Total claims, benefits and expenses	2,189	1,987
Core income before income tax	334	307
Income tax expense on core income	(53)	(72)
Core income	281	235
Net realized investment gains	12	36
Income tax expense on net realized investment gains	(2)	(11)
Net realized investment gains, after tax	10	25
Net income	$291	$260
Core income increased $46 million for the three months ended March 31, 2018 as compared with 2017. Excluding the effect of the corporate tax rate change, core income for our Property & Casualty Operations increased approximately $4 million. Improved underwriting results more than offset lower net investment income driven by lower limited partnership returns. Excluding the effect of the Federal corporate income tax rate change, core income for our Life & Group segment improved $22 million while core loss for our Corporate & Other segment increased $12 million.
Net catastrophe losses were $34 million for the three months ended March 31, 2018 and 2017. Favorable net prior year loss reserve development of $39 million and $57 million was recorded in the three months ended March 31, 2018 and 2017 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017
Net written premiums	$686	$670
Net earned premiums	672	654
Net investment income	122	148
Core income	171	137

Other performance metrics:
Loss and loss adjustment expense ratio	56.3%	61.2%
Expense ratio	31.0	31.9
Dividend ratio	0.2	0.1
Combined ratio	87.5%	93.2%

Rate	2%	1%
Renewal premium change	3	4
Retention	85	88
New business	$81	$55
Net written premiums for Specialty increased $16 million for the three months ended March 31, 2018 as compared with the same period in 2017 due to higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $34 million for the three months ended March 31, 2018 as compared with the same period in 2017. Excluding the effect of the Federal corporate income tax rate change, core income increased approximately $6 million. Improved underwriting results more than offset lower net investment income driven by lower limited partnership returns.
The combined ratio improved 5.7 points for the three months ended March 31, 2018 as compared with the same period in 2017. The loss ratio improved 4.9 points primarily due to 2.7 points of improvement in the current accident year loss ratio and higher favorable net prior year loss reserve development. Net catastrophe losses were $3 million, or 0.5 points of the loss ratio, for the three months ended March 31, 2018, as compared to $4 million, or 0.6 points of the loss ratio, for the three months ended March 31, 2017. The expense ratio decreased 0.9 points for the three months ended March 31, 2018 as compared with the same period in 2017.
Favorable net prior year loss reserve development of $30 million and $12 million was recorded for the three months ended March 31, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2018	December 31, 2017
Gross case reserves	$1,734	$1,742
Gross IBNR reserves	3,962	3,927
Total gross carried claim and claim adjustment expense reserves	$5,696	$5,669
Net case reserves	$1,585	$1,600
Net IBNR reserves	3,385	3,407
Total net carried claim and claim adjustment expense reserves	$4,970	$5,007

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017
Net written premiums	$832	$724
Net earned premiums	743	661
Net investment income	149	183
Core income	133	111

Other performance metrics:
Loss and loss adjustment expense ratio	63.0%	63.9%
Expense ratio	33.5	37.3
Dividend ratio	0.6	0.5
Combined ratio	97.1%	101.7%

Rate	1%	0%
Renewal premium change	3	4
Retention	84	85
New business	$181	$140
Net written premiums for Commercial were $108 million higher for the three months ended March 31, 2018 as compared with the same period in 2017. The prior period included an unfavorable premium rate adjustment in Small Business which affected both net written premiums and net earned premiums as more fully discussed in Note F to the Condensed Consolidated Financial Statements under Part 1, Item 1. Excluding the Small Business premium rate adjustment, net written premiums increased $61 million driven by higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $22 million for the three months ended March 31, 2018 as compared with the same period in 2017. Excluding the effect of the Federal corporate income tax rate change and the Small Business premium rate adjustment in the prior period, core income decreased approximately $26 million due to improved underwriting results more than offset by lower net investment income driven by lower limited partnership returns.
Excluding the impact of the Small Business premium rate adjustment, the combined ratio increased 0.9 points, driven by 5.0 points of less favorable net prior year loss reserve development largely offset by a 2.4 point improvement in the current accident year loss ratio and a 1.8 point decrease in the expense ratio due to higher net earned premiums. Net catastrophe losses were $29 million, or 3.9 points of the loss ratio, for the three months ended March 31, 2018, as compared to $27 million, or 3.9 points of the loss ratio, for the three months ended March 31, 2017.
Favorable net prior year loss reserve development of $9 million and $43 million was recorded for the three months ended March 31, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2018	December 31, 2017
Gross case reserves	$4,327	$4,427
Gross IBNR reserves	4,391	4,337
Total gross carried claim and claim adjustment expense reserves	$8,718	$8,764
Net case reserves	$4,008	$4,103
Net IBNR reserves	4,058	4,033
Total net carried claim and claim adjustment expense reserves	$8,066	$8,136

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017
Net written premiums	$295	$238
Net earned premiums	236	197
Net investment income	14	12
Core income	23	20

Other performance metrics:
Loss and loss adjustment expense ratio	60.4%	58.3%
Expense ratio	36.2	36.8
Combined ratio	96.6%	95.1%

Rate	2%	1%
Renewal premium change	8	1
Retention	80	78
New business	$93	$65
Net written premiums for International increased $57 million for the three months ended March 31, 2018 as compared with the same period in 2017 due to broad based growth across all of our platforms driven by higher new business, positive renewal premium change and higher retention. Excluding the effect of foreign currency exchange rates, net written premiums increased $36 million or 14% for the three months ended March 31, 2018 as compared with the same period in 2017. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $3 million for the three months ended March 31, 2018 as compared with 2017. Excluding the effect of the Federal corporate income tax rate change, core income was consistent with the prior period.
The combined ratio increased 1.5 points for the three months ended March 31, 2018 as compared with 2017. The loss ratio increased 2.1 points, primarily due to lower favorable net prior year loss reserve development. Net catastrophe losses were $2 million, or 0.7 points of the loss ratio, for the three months ended March 31, 2018, as compared to $3 million, or 1.7 points of the loss ratio, for the three months ended March 31, 2017. The expense ratio decreased 0.6 points for the three months ended March 31, 2018 as compared with the same period in 2017 due to higher net earned premiums.
Favorable net prior year loss reserve development was nil and $2 million for the three months ended March 31, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2018	December 31, 2017
Gross case reserves	$841	$744
Gross IBNR reserves	877	892
Total gross carried claim and claim adjustment expense reserves	$1,718	$1,636
Net case reserves	$696	$640
Net IBNR reserves	782	792
Total net carried claim and claim adjustment expense reserves	$1,478	$1,432

Life & Group
The following table details the results of operations for Life & Group.

Three months ended March 31
(In millions)	2018	2017
Net earned premiums	$134	$133
Net investment income	200	197
Core loss before income tax	—	(33)
Income tax benefit on core loss	14	37
Core income	14	4
Core income increased $10 million for the three months ended March 31, 2018 as compared with the same period in 2017. Excluding the effect of the Federal corporate income tax rate change, core income increased approximately $22 million driven by favorable persistency, and further helped by premium rate increases. The favorable persistency was driven by a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases.
Corporate & Other
The following table details the results of operations for Corporate & Other.

Three months ended March 31
(In millions)	2018	2017
Net investment income	$5	$5
Interest expense	34	38
Core loss	(60)	(37)
Core loss increased $23 million for the three months ended March 31, 2018 as compared with the same period in 2017. Excluding the effect of the Federal corporate income tax rate change, core loss increased approximately $12 million due to higher adverse net prior year reserve development recorded in 2018 for A&EP under the LPT, as compared to the prior year period. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2018	December 31, 2017
Gross case reserves	$1,210	$1,371
Gross IBNR reserves	1,224	1,065
Total gross carried claim and claim adjustment expense reserves	$2,434	$2,436
Net case reserves	$93	$94
Net IBNR reserves	110	111
Total net carried claim and claim adjustment expense reserves	$203	$205

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2018	2017
Fixed income securities:
Taxable fixed income securities	$350	$348
Tax-exempt fixed income securities	105	108
Total fixed income securities	455	456
Limited partnership and common stock investments	31	90
Other, net of investment expense	4	(1)
Pretax net investment income	$490	$545
Fixed income securities, after tax	$377	$331
Net investment income, after tax	405	389

Effective income yield for the fixed income securities portfolio, pretax	4.7%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%
Pretax net investment income decreased $55 million for the three months ended March 31, 2018 as compared with the same period in 2017. The decrease was driven by limited partnership investments, which returned 1.2% in 2018 as compared with 3.8% in the prior year period. However, despite the decline in limited partnership income, net investment income, after tax, increased $16 million for the three months ended March 31, 2018 as compared with the same period in 2017 given stable fixed income returns and the lower Federal corporate income tax rate.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Three months ended March 31
(In millions)	2018	2017
Fixed maturity securities:
Corporate bonds and other	$19	$30
States, municipalities and political subdivisions	20	6
Asset-backed	(21)	(4)
Total fixed maturity securities	18	32
Non-redeemable preferred stock	(15)	—
Short term and other	9	4
Net realized investment gains	12	36
Income tax expense on net realized investment gains	(2)	(11)
Net realized investment gains, after tax	$10	$25
Pretax net realized investment gains decreased $24 million for the three months ended March 31, 2018 as compared with the same period in 2017. The decrease was driven by the decline in fair value of non-redeemable preferred stock and lower net realized gains on sales of securities.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2018		December 31, 2017
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,491	$(52)	$4,514	$21
AAA	3,265	259	1,954	152
AA	7,096	576	8,982	914
A	9,168	702	9,643	952
BBB	13,413	699	13,554	1,093
Non-investment grade	2,826	84	2,840	140
Total	$40,259	$2,268	$41,487	$3,272
As of March 31, 2018 and December 31, 2017, only 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,997	$82
AAA	451	12
AA	754	11
A	1,579	33
BBB	3,379	79
Non-investment grade	881	29
Total	$10,041	$246
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$113	$4
Due after one year through five years	1,779	41
Due after five years through ten years	6,569	164
Due after ten years	1,580	37
Total	$10,041	$246

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

	March 31, 2018		December 31, 2017
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,413	8.3	$16,797	8.4
Other investments	25,656	4.5	26,817	4.4
Total	$42,069	6.0	$43,614	5.9
The duration of the total portfolio is aligned with the cash flow characteristics of the underlying liabilities.
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	March 31, 2018	December 31, 2017
Short term investments:
Commercial paper	$946	$905
U.S. Treasury securities	134	355
Money market funds	23	44
Other	127	132
Total short term investments	$1,230	$1,436

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2018, net cash provided by operating activities was $218 million as compared with $282 million for the same period in 2017. The decrease in cash provided by operating activities was driven by a lower level of distributions on limited partnerships partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $489 million for the three months ended March 31, 2018, as compared with $354 million for the same period in 2017. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the three months ended March 31, 2018, net cash used by financing activities was $781 million as compared with $609 million for the same period in 2017. In the first quarter of 2018, we redeemed the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018.
Common Stock Dividends
A quarterly dividend of $0.30 per share and a special dividend of $2.00 per share of our common stock were declared and paid in the first quarter of 2018. On April 27, 2018, our Board of Directors declared a quarterly dividend of $0.30 per share, payable May 30, 2018 to stockholders of record on May 14, 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Liquidity
Later this year, management intends to pay down the $30 million of subordinated variable rate debt of Hardy due September 15, 2036. We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the FHLBC.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2018 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department's prior approval is $1,073 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $280 million during the nine months ended December 31, 2017 and $670 million during the three months ended March 31, 2018. As of March 31, 2018 CCC is able to pay approximately $123 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted in the current period and that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2018. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2018, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: April 30, 2018	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
2018 CNA Non-qualified Savings Plan, Restated as of January 1, 2018	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE