Form 10-Q
period 2018-06-30
CNA FINANCIAL CORP
filed 2018-07-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-6169860 (I.R.S. Employer Identification No.)

151 N. Franklin Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
(312) 822-5000
(Registrant's telephone number, including area code)

333 S. Wabash, Chicago, Illinois 60604
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
Common Stock, Par value $2.50	271,395,494

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Net earned premiums	$1,815	$1,734	$3,600	$3,379
Net investment income	506	475	996	1,020
Net realized investment (losses) gains:
Other-than-temporary impairment losses	—	(2)	(6)	(4)
Other net realized investment (losses) gains	(1)	52	17	90
Net realized investment (losses) gains	(1)	50	11	86
Non-insurance warranty revenue (Note J)	248	98	486	191
Other revenues	6	9	16	20
Total revenues	2,574	2,366	5,109	4,696
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,327	1,280	2,666	2,573
Amortization of deferred acquisition costs	359	312	655	617
Non-insurance warranty expense (Note J)	225	72	441	142
Other operating expenses	298	292	601	568
Interest	35	40	70	83
Total claims, benefits and expenses	2,244	1,996	4,433	3,983
Income before income tax	330	370	676	713
Income tax expense	(60)	(98)	(115)	(181)
Net income	$270	$272	$561	$532

Basic earnings per share	$0.99	$1.01	$2.07	$1.96

Diluted earnings per share	$0.99	$1.00	$2.06	$1.96

Dividends declared per share	$0.30	$0.25	$2.60	$2.50

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.5	271.1	271.5	271.0
Diluted	272.4	271.9	272.4	271.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Comprehensive Income (Loss)
Net income	$270	$272	$561	$532
Other Comprehensive (Loss) Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(1)	—	(10)	(4)
Net unrealized gains on other investments	(159)	77	(588)	144
Net unrealized gains on investments	(160)	77	(598)	140
Foreign currency translation adjustment	(52)	42	(40)	53
Pension and postretirement benefits	7	5	17	12
Other comprehensive (loss) income, net of tax	(205)	124	(621)	205
Total comprehensive income (loss)	$65	$396	$(60)	$737
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,928 and $38,215)	$39,795	$41,487
Equity securities at fair value (cost of $762 and $659)	773	695
Limited partnership investments	2,363	2,369
Other invested assets	48	44
Mortgage loans	865	839
Short term investments	1,308	1,436
Total investments	45,152	46,870
Cash	288	355
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,535	4,261
Insurance receivables (less allowance for uncollectible receivables of $44 and $44)	2,598	2,292
Accrued investment income	396	411
Deferred acquisition costs	673	634
Deferred income taxes	296	137
Property and equipment at cost (less accumulated depreciation of $234 and $274)	347	326
Goodwill	147	148
Other assets (Note A)	3,426	1,133
Total assets	$57,858	$56,567
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,990	$22,004
Unearned premiums	4,410	4,029
Future policy benefits	10,667	11,179
Short term debt	30	150
Long term debt	2,679	2,708
Other liabilities (includes $100 and $143 due to Loews Corporation) (Note A)	6,667	4,253
Total liabilities	46,443	44,323
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,391,107 and 271,205,390 shares outstanding)	683	683
Additional paid-in capital	2,179	2,175
Retained earnings	9,216	9,414
Accumulated other comprehensive (loss) income	(605)	32
Treasury stock (1,649,136 and 1,834,853 shares), at cost	(58)	(60)
Total stockholders’ equity	11,415	12,244
Total liabilities and stockholders' equity	$57,858	$56,567
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income	$561	$532
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	15	122
Trading portfolio activity	(13)	(11)
Net realized investment gains	(11)	(86)
Equity method investees	(15)	42
Net amortization of investments	(30)	(21)
Depreciation and amortization	41	43
Changes in:
Receivables, net	(587)	(195)
Accrued investment income	15	1
Deferred acquisition costs	(43)	(41)
Insurance reserves	563	262
Other assets	(178)	(118)
Other liabilities	(11)	(45)
Other, net	47	30
Total adjustments	(207)	(17)
Net cash flows provided by operating activities	354	515
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,781	3,142
Fixed maturity securities - maturities, calls and redemptions	1,306	1,770
Equity securities	25	22
Limited partnerships	93	100
Mortgage loans	68	17
Purchases:
Fixed maturity securities	(5,608)	(4,840)
Equity securities	(127)	(8)
Limited partnerships	(72)	(47)
Mortgage loans	(94)	(72)
Change in other investments	(6)	(3)
Change in short term investments	135	81
Purchases of property and equipment	(76)	(68)
Other, net	14	17
Net cash flows provided by investing activities	439	111
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Six months ended June 30
(In millions)	2018	2017
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(706)	$(676)
Repayment of debt	(150)	—
Other, net	1	(1)
Net cash flows used by financing activities	(855)	(677)
Effect of foreign exchange rate changes on cash	(5)	5
Net change in cash	(67)	(46)
Cash, beginning of year	355	271
Cash, end of period	$288	$225
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Six months ended June 30
(In millions)	2018	2017
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,175	2,173
Stock-based compensation	4	(6)
Balance, end of period	2,179	2,167
Retained Earnings
Balance, beginning of period, as previously reported	9,414	9,359
Cumulative effect adjustments from changes in accounting guidance, net of tax	(50)	—
Balance, beginning of period, as adjusted	9,364	9,359
Dividends paid to common stockholders	(709)	(680)
Net income	561	532
Balance, end of period	9,216	9,211
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period, as previously reported	32	(173)
Cumulative effect adjustments from changes in accounting guidance, net of tax	(16)	—
Balance, beginning of period, as adjusted	16	(173)
Other comprehensive (loss) income	(621)	205
Balance, end of period	(605)	32
Treasury Stock
Balance, beginning of period	(60)	(73)
Stock-based compensation	2	8
Balance, end of period	(58)	(65)
Total stockholders' equity	$11,415	$12,028
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of June 30, 2018.
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
The interim financial data as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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

The cumulative effect changes to the Condensed Consolidated Balance Sheet for the adoption of the updated guidance on January 1, 2018 were as follows:

(In millions)	Balance as of December 31, 2017	Adjustments Due to Adoption of Topic 606	Balance as of January 1, 2018
Other assets	$1,133	$1,882	$3,015
Other liabilities	4,253	1,969	6,222
Deferred income taxes	137	21	158
Retained earnings	9,414	(66)	9,348
The impact of adoption on the Condensed Consolidated Statements of Operations and Balance Sheet was as follows:

Periods ended June 30, 2018	Three Months			Six Months
	Prior to Adoption	Effect of Adoption	As Reported	Prior to Adoption	Effect of Adoption	As Reported
(In millions)
Statement of operations:
Non-insurance warranty revenue	$105	$143	$248	$206	$280	$486
Total revenues	2,431	143	2,574	4,829	280	5,109

Non-insurance warranty expense	80	145	225	158	283	441
Total claims, benefits and expenses	2,099	145	2,244	4,150	283	4,433

Income before income tax	332	(2)	330	679	(3)	676
Income tax expense	(61)	1	(60)	(116)	1	(115)
Net income	271	(1)	270	563	(2)	561

Balance sheet(1) at June 30, 2018:
Other assets				$3,228	$198	$3,426
Other liabilities				6,466	201	6,667
Deferred income taxes				295	1	296
Retained earnings				9,218	(2)	9,216

(1)	The Prior to Adoption amounts presented include the cumulative effect adjustment at adoption.
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
For the three and six months ended June 30, 2018, the Company recognized $10 million and $25 million in pretax losses within Net realized investment gains (losses) for the change in fair value of non-redeemable preferred stock and $2 million and $2 million in pretax gains within Net investment income for the change in fair value of common stock as a result of this change. For the three and six months ended June 30, 2017, there was less than a $1 million decrease and a $1 million decrease in the fair value of common stock and a $2 million increase and a $7 million increase in the fair value of non-redeemable preferred stock recognized in Other comprehensive income. The Company's non-redeemable preferred stock contain characteristics of debt securities, are priced similarly to bonds, and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities are no longer discretionary, management does not consider the changes in fair value of non-redeemable preferred stock to be reflective of our primary operations. As such, the changes in the fair value of these securities are recorded through Net realized investments gains (losses). The company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income.
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

Accounting Standards Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on the Company's financial statements, but expects the primary changes to be the use of the expected credit loss model for its mortgage loan portfolio and reinsurance receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines.
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
The Company has reflected the following incomplete but reasonably estimated provisional items in Deferred income taxes on the Condensed Consolidated Balance Sheet at June 30, 2018. The effects of the adjustments to the Company’s provisional amounts for the three and six months ended June 30, 2018 did not impact income tax expense.

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
For the three and six months ended June 30, 2018, approximately 835 thousand and 929 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 445 thousand and 2 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Fixed maturity securities	$444	$457	$890	$912
Equity securities	12	2	22	3
Limited partnership investments	40	16	70	106
Mortgage loans	14	8	25	15
Short term investments	6	3	12	6
Trading portfolio	3	4	5	6
Other	3	—	3	1
Gross investment income	522	490	1,027	1,049
Investment expense	(16)	(15)	(31)	(29)
Net investment income	$506	$475	$996	$1,020
During the three and six months ended June 30, 2018, $2 million and $1 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2018.
Net realized investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$37	$56	$106	$105
Gross realized losses	(33)	(12)	(84)	(29)
Net realized investment gains (losses) on fixed maturity securities	4	44	22	76
Equity securities	(10)	—	(25)	—
Derivatives	4	(3)	9	(2)
Short term investments and other	1	9	5	12
Net realized investment gains (losses)	$(1)	$50	$11	$86
During the three and six months ended June 30, 2018, $10 million and $25 million of Net realized investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2018.
The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Fixed maturity securities available-for-sale:
Corporate and other bonds	$—	$2	$5	$4
Asset-backed	—	—	1	—
OTTI losses recognized in earnings	$—	$2	$6	$4

The following tables present a summary of fixed maturity and equity securities.

June 30, 2018 (1)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,883	$938	$203	$18,618	$—
States, municipalities and political subdivisions	10,856	1,161	8	12,009	—
Asset-backed:
Residential mortgage-backed	4,961	72	85	4,948	(25)
Commercial mortgage-backed	2,082	23	33	2,072	—
Other asset-backed	1,557	9	9	1,557	—
Total asset-backed	8,600	104	127	8,577	(25)
U.S. Treasury and obligations of government-sponsored enterprises	127	3	3	127	—
Foreign government	436	6	5	437	—
Redeemable preferred stock	9	1	—	10	—
Total fixed maturity securities available-for-sale	37,911	2,213	346	39,778	$(25)
Total fixed maturity securities trading	17			17
Total fixed maturity securities	$37,928	$2,213	$346	$39,795

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,625	$28	$18,807	$—
States, municipalities and political subdivisions	12,478	1,551	2	14,027	(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872	—
Other asset-backed	1,083	16	5	1,094	—
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109	—
Foreign government	437	9	2	444	—
Redeemable preferred stock	10	1	—	11	—
Total fixed maturity securities available-for-sale	38,212	3,359	87	41,484	$(38)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Total equity securities available-for-sale	659	38	2	695
Total fixed maturity and equity securities	$38,874	$3,397	$89	$42,182

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Condensed Consolidated Financial Statements for additional information.

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2018 and December 31, 2017, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,186 million and $1,411 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2018 (1)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6,963	$192	$193	$11	$7,156	$203
States, municipalities and political subdivisions	723	8	3	—	726	8
Asset-backed:
Residential mortgage-backed	3,183	68	344	17	3,527	85
Commercial mortgage-backed	913	16	228	17	1,141	33
Other asset-backed	632	6	27	3	659	9
Total asset-backed	4,728	90	599	37	5,327	127
U.S. Treasury and obligations of government-sponsored enterprises	49	1	19	2	68	3
Foreign government	178	3	40	2	218	5
Total	$12,641	$294	$854	$52	$13,495	$346

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4	—	170	2
Total fixed maturity securities available-for-sale	3,520	38	1,455	49	4,975	87
Equity securities available-for-sale:
Common stock	7	1	—	—	7	1
Preferred stock	93	1	—	—	93	1
Total equity securities available-for-sale	100	2	—	—	100	2
Total	$3,620	$40	$1,455	$49	$5,075	$89

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Condensed Consolidated Financial Statements for additional information.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2018.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2018 and 2017 and for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Beginning balance of credit losses on fixed maturity securities	$25	$32	$27	$36
Reductions for securities sold during the period	(4)	(2)	(6)	(6)
Ending balance of credit losses on fixed maturity securities	$21	$30	$21	$30
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2018		December 31, 2017
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,301	$1,322	$1,135	$1,157
Due after one year through five years	8,211	8,421	8,165	8,501
Due after five years through ten years	16,138	16,240	16,060	16,718
Due after ten years	12,261	13,795	12,852	15,108
Total	$37,911	$39,778	$38,212	$41,484
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $161 million and $167 million as of June 30, 2018 and December 31, 2017 and a fair value of $4 million and $(3) million as of June 30, 2018 and December 31, 2017. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of June 30, 2018, the Company had committed approximately $551 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of June 30, 2018, the Company had mortgage loan commitments of $15 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of June 30, 2018, the Company had commitments to purchase or fund additional amounts of $272 million and sell $111 million under the terms of such securities.

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

June 30, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$166	$18,949	$94	$19,209
States, municipalities and political subdivisions	—	12,008	1	12,009
Asset-backed	—	8,304	273	8,577
Total fixed maturity securities	166	39,261	368	39,795
Equity securities:
Common stock	85	—	4	89
Non-redeemable preferred stock	67	604	13	684
Total equity securities	152	604	17	773
Short term and other	167	1,050	—	1,217
Total assets	$485	$40,915	$385	$41,785
Liabilities
Other liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

December 31, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$128	$19,148	$98	$19,374
States, municipalities and political subdivisions	—	14,026	1	14,027
Asset-backed	—	7,751	335	8,086
Total fixed maturity securities	128	40,925	434	41,487
Equity securities:
Common stock	23	—	4	27
Non-redeemable preferred stock	68	584	16	668
Total equity securities	91	584	20	695
Short term and other	396	958	—	1,354
Total assets	$615	$42,467	$454	$43,536
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Total
Balance as of April 1, 2018	$100	$1	$279	$18	$—	$398
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	—	—	—	(1)	—	(1)
Reported in Net investment income	—	—	—	—	—	—
Reported in Other comprehensive income	(1)	—	(1)	—	—	(2)
Total realized and unrealized investment gains (losses)	(1)	—	(1)	(1)	—	(3)
Purchases	2	—	41	—	—	43
Sales	(5)	—	—	—	—	(5)
Settlements	(2)	—	(6)	—	—	(8)
Transfers into Level 3	—	—	13	—	—	13
Transfers out of Level 3	—	—	(53)	—	—	(53)
Balance as of June 30, 2018	$94	$1	$273	$17	$—	$385
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2018 recognized in Net income (loss)	$—	$—	$—	$(1)	$—	$(1)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of April 1, 2017	$121	$1	$256	$19	$—	$46	$443
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	—	—	1	—	—	—	1
Reported in Other revenues	—	—	—	—	—	—	—
Reported in Other comprehensive income	—	—	1	1	—	—	2
Total realized and unrealized investment gains (losses)	—	—	2	1	—	—	3
Purchases	—	—	13	—	—	—	13
Sales	—	—	—	(1)	—	(45)	(46)
Settlements	(11)	—	(7)	—	—	—	(18)
Transfers into Level 3	—	—	24	—	—	—	24
Transfers out of Level 3	(10)	—	(70)	—	—	—	(80)
Balance as of June 30, 2017	$100	$1	$218	$19	$—	$1	$339
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2017 recognized in Net income (loss)	$—	$—	$—	$—	$—	$—	$—

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$—	$454
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	(1)	—	7	(3)	—	3
Reported in Net investment income	—	—	—	—	—	—
Reported in Other comprehensive income	(1)	—	(6)	—	—	(7)
Total realized and unrealized investment gains (losses)	(2)	—	1	(3)	—	(4)
Purchases	2	—	71	—	—	73
Sales	(5)	—	(72)	—	—	(77)
Settlements	(4)	—	(12)	—	—	(16)
Transfers into Level 3	5	—	13	—	—	18
Transfers out of Level 3	—	—	(63)	—	—	(63)
Balance as of June 30, 2018	$94	$1	$273	$17	$—	$385
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2018 recognized in Net income (loss)	$—	$—	$—	$(3)	$—	$(3)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of January 1, 2017	$130	$1	$199	$19	$—	$58	$407
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	—	—	1	—	1	—	2
Reported in Other revenues	—	—	—	—	—	6	6
Reported in Other comprehensive income	1	—	3	2	—	—	6
Total realized and unrealized investment gains (losses)	1	—	4	2	1	6	14
Purchases	5	—	51	1	—	—	57
Sales	(1)	—	—	(3)	(1)	(58)	(63)
Settlements	(25)	—	(13)	—	—	(5)	(43)
Transfers into Level 3	—	—	52	—	—	—	52
Transfers out of Level 3	(10)	—	(75)	—	—	—	(85)
Balance as of June 30, 2017	$100	$1	$218	$19	$—	$1	$339
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2017 recognized in Net income (loss)	$—	$—	$—	$—	$—	$—	$—

Securities may be transferred in or out of levels within the fair value hierarchy based on the availability of observable market information and quoted prices used to determine the fair value of the security. The availability of observable market information and quoted prices varies based on market conditions and trading volume. During the three months ended June 30, 2018, there were no transfers between Level 1 and Level 2. During the six months ended June 30, 2018, there were $29 million of transfers from Level 2 to Level 1 and no transfers from Level 1 to Level 2. During the three and six months ended June 30, 2017 there were no transfers between Level 1 and Level 2. The Company's policy is to recognize transfers between levels at the beginning of quarterly reporting periods.

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
As of June 30, 2018 and December 31, 2017, there were approximately $42 million and $39 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$130	Discounted cash flow	Credit spread	1% - 12% (3%)

December 31, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% - 12% (3%)
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

June 30, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$865	$—	$—	$850	$850
Note receivable	34	—	—	34	34
Liabilities
Short term debt	$30	$—	$30	$—	$30
Long term debt	2,679	—	2,754	—	2,754

December 31, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$844	$844
Note receivable	46	—	—	46	46
Liabilities
Short term debt	$150	$—	$150	$—	$150
Long term debt	2,708	—	2,896	—	2,896
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $26 million and $60 million for the three and six months ended June 30, 2018. The company reported catastrophe losses, net of reinsurance, of $39 million and $73 million for the three and six months ended June 30, 2017. Net catastrophe losses in 2018 and 2017 related primarily to U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the six months ended June 30
(In millions)	2018	2017
Reserves, beginning of year:
Gross	$22,004	$22,343
Ceded	3,934	4,094
Net reserves, beginning of year	18,070	18,249
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,552	2,443
Decrease in provision for insured events of prior years	(112)	(159)
Amortization of discount	92	93
Total net incurred (1)	2,532	2,377
Net payments attributable to:
Current year events	(312)	(266)
Prior year events	(2,387)	(2,331)
Total net payments	(2,699)	(2,597)
Foreign currency translation adjustment and other	(70)	70
Net reserves, end of period	17,833	18,099
Ceded reserves, end of period	4,157	4,080
Gross reserves, end of period	$21,990	$22,179

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits which are not reflected in the table above.

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Specialty	$(44)	$(23)	$(74)	$(35)
Commercial	(13)	(34)	(22)	(77)
International	(2)	2	(2)	—
Corporate & Other	—	—	—	—
Total pretax (favorable) unfavorable development	$(59)	$(55)	$(98)	$(112)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Medical Professional Liability	$3	$2	$23	$22
Other Professional Liability and Management Liability	(34)	(37)	(68)	(69)
Surety	(15)	—	(30)	—
Warranty	(6)	6	(6)	6
Other	8	6	7	6
Total pretax (favorable) unfavorable development	$(44)	$(23)	$(74)	$(35)
Three Months
2018
Favorable development in other professional liability and management liability was primarily in professional liability errors and omissions (E&O) reflecting lower than expected claim frequency in accident years 2014 through 2016 and favorable severity for accident years 2012 and prior.
Favorable development in surety was driven by continued lower than expected loss emergence on accident years 2015 and prior.
2017
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2013 through 2015 and lower than expected severity in accident years 2014 through 2016 for professional liability.
Six Months
2018
Unfavorable development for medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in our hospitals business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency for accident years 2013 through 2017 related to financial institutions. Additional favorable development was in professional liability errors and omissions (E&O) reflecting lower than expected claim frequency in accident years 2014 through 2016 and favorable severity for accident years 2012 and prior.
Favorable development for surety was due to continued lower than expected loss emergence for accident years 2015 and prior.
2017
Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services.
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and a lower than expected frequency of large losses for accident years 2011 through 2016 for professional and management liability, lower than expected claim frequency in accident years 2013 through 2015 for professional liability and lower than expected severity in accident years 2014 through 2016 for professional liability.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$1	$(1)	$(25)
General Liability	26	1	18	(17)
Workers' Compensation	(6)	(47)	(12)	(47)
Property and Other	(33)	11	(27)	12
Total pretax (favorable) unfavorable development	$(13)	$(34)	$(22)	$(77)
Three Months
2018
Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.
Favorable development in property and other was driven by lower than expected claim severity from catastrophes in accident year 2017.
2017
Favorable development for workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms related to decreases in medical costs.
Unfavorable development for property and other was primarily due to higher than expected severity in accident year 2016.
Six Months
2018
Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.
Favorable development in property and other was driven by lower than expected claim severity from catastrophes in accident year 2017.
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
Unfavorable development for property and other was primarily due to higher than expected severity in accident year 2016.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Casualty	$(6)	$1	$(6)	$1
Property	12	(10)	12	(11)
Energy and Marine	(5)	(3)	(5)	(3)
Specialty	9	16	9	15
Healthcare and Technology	(12)	(2)	(12)	(2)
Total pretax (favorable) unfavorable development	$(2)	$2	$(2)	$—
Three Months
2018
Unfavorable development in property was primarily driven by higher than expected severity in Canada and higher than expected frequency in Hardy, both in accident year 2017.
Unfavorable development in specialty was driven by increased severity in accident year 2017 related to professional indemnity.
Favorable development in healthcare and technology was primarily driven by lower than expected frequency in accident years 2015 and prior related to healthcare in Europe.
2017
Favorable development for property was due to better than expected frequency in accident years 2014 through 2016.
Unfavorable development for specialty was primarily due to higher than expected severity in accident year 2015 arising from the management liability business, partially offset by favorable development in accident years 2014 and prior. Additional unfavorable development was related to adverse large claims experience in the Hardy political risks portfolio, relating largely to accident year 2016.
Six Months
2018
The drivers of development for the six month period were consistent with the three month summary above.
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
In years subsequent to the effective date of the LPT, the Company recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which the Company recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Condensed Consolidated Statement of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$—	$—	$113	$60
Provision for uncollectible third-party reinsurance on A&EP	—	—	(16)	—
Total additional amounts ceded under LPT	—	—	97	60
Retroactive reinsurance benefit recognized	(15)	(3)	(72)	(43)
Pretax impact of deferred retroactive reinsurance	$(15)	$(3)	$25	$17
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $113 million and $60 million was recognized before consideration of cessions to the LPT for the six months ended June 30, 2018 and 2017. Additionally, in 2018, the Company released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos environmental accounts and paid losses on assumed reinsurance exposures. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. While the unfavorable development was ceded to NICO under the LPT, the Company’s Net income for the six month periods were negatively affected due to the application of retroactive reinsurance accounting.
As of June 30, 2018 and December 31, 2017, the cumulative amounts ceded under the LPT were $3.0 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $351 million and $326 million as of June 30, 2018 and December 31, 2017.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.0 billion and $3.1 billion as of June 30, 2018 and December 31, 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

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
The plaintiff, Defendants and the Plan's fiduciary insurance carriers have agreed on terms to settle this matter and have executed settlement agreements. The plaintiff and Defendants have proposed a class settlement for court approval, and the court granted preliminary approval subject to a fairness hearing. Based on the executed settlement agreements, management has recorded its best estimate of the Company's probable loss and does not believe that the ultimate resolution of this matter will have a material impact on the Company’s results of operations or financial position.
Small Business Premium Rate Adjustment
In 2016 and 2017, the Company identified rating errors related to its multi-peril package product and workers' compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium have been reported net of any impact from the premium rate adjustments. The Company increased Earned premium by $1 million and reduced Earned premium by $37 million for the three and six months ended June 30, 2017. Interest expense increased for interest due to policyholders on the premium rate adjustments by $1 million and $6 million for the three and six months ended June 30, 2017.
The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies are in process and are expected to be completed by the end of 2018. Interest expense of $1 million was recorded for the six months ended June 30, 2018. The estimated refund liability, including interest, for the workers' compensation policies as of June 30, 2018 was $47 million.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.
Guarantees
As of June 30, 2018 and December 31, 2017, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of June 30, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2018, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2018, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Net periodic pension cost (benefit)
Service cost	$—	$—	$—	$—
Non-service cost:
Interest cost on projected benefit obligation	24	26	47	52
Expected return on plan assets	(40)	(39)	(80)	(78)
Amortization of net actuarial loss	9	9	18	18
Settlement loss	1	—	5	2
Total non-service cost	(6)	(4)	(10)	(6)
Total net periodic pension cost (benefit)	$(6)	$(4)	$(10)	$(6)
For the three and six months ended June 30, 2018, the Company recognized $2 million and $3 million of non-service cost in Insurance claims and policyholders' benefits and $4 million and $7 million of non-service cost in Other operating expenses.
For the three and six months ended June 30, 2017, the Company recognized $1 million and $2 million of non-service cost in Insurance claims and policyholders' benefits and $3 million and $4 million of non-service cost in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2018	$21	$430	$(765)	$(86)	$(400)
Other comprehensive income (loss) before reclassifications	(1)	(156)	—	(52)	(209)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(1), $2, $- and $1	—	3	(7)	—	(4)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $46, $(2), $- and $45	(1)	(159)	7	(52)	(205)
Balance as of June 30, 2018	$20	$271	$(758)	$(138)	$(605)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2017	$26	$709	$(640)	$(187)	$(92)
Other comprehensive income (loss) before reclassifications	(1)	108	—	42	149
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(15), $3, $-, and $(11)	(1)	31	(5)	—	25
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(48), $(3), $- and $(51)	—	77	5	42	124
Balance as of June 30, 2017	$26	$786	$(635)	$(145)	$32

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018, as previously reported	$25	$750	$(645)	$(98)	$32
Cumulative effect adjustment from accounting change for adoption of ASU 2018-02(1)	5	137	(130)	—	12
Cumulative effect adjustment from accounting change for adoption of ASU 2016-01(1) net of tax (expense) benefit of $-, $8, $-, $- and $8	—	(28)	—	—	(28)
Balance as of January 1, 2018, as adjusted	30	859	(775)	(98)	16
Other comprehensive income (loss) before reclassifications	(11)	(570)	—	(40)	(621)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(5), $5, $- and $-	(1)	18	(17)	—	—
Other comprehensive income (loss) net of tax (expense) benefit of $3, $155, $(5), $- and $153	(10)	(588)	17	(40)	(621)
Balance as of June 30, 2018	$20	$271	$(758)	$(138)	$(605)

(1)	See Note A to the Condensed Consolidated Financial Statements for additional information.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	(1)	193	—	53	245
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(24), $7, $- and $(18)	3	49	(12)	—	40
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(86), $(7), $- and $(92)	(4)	144	12	53	205
Balance as of June 30, 2017	$26	$786	$(635)	$(145)	$32
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The performance of the Company's insurance operations is monitored by management through core income (loss), which is derived from certain income statement amounts. The Company's investment portfolio is monitored by management through analysis of various factors including unrealized gains and losses on securities, portfolio duration and exposure to market and credit risk.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$683	$753	$248	$131	$—	$—	$1,815
Net investment income	130	157	15	198	6	—	506
Non-insurance warranty revenue	248	—	—	—	—	—	248
Other revenues	—	8	(1)	—	(1)	—	6
Total operating revenues	1,061	918	262	329	5	—	2,575
Claims, benefits and expenses
Net incurred claims and benefits	372	470	166	327	(14)	—	1,321
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	149	127	83	—	—	—	359
Non-insurance warranty expense	225	—	—	—	—	—	225
Other insurance related expenses	70	126	10	30	—	—	236
Other expenses	12	10	7	1	67	—	97
Total claims, benefits and expenses	829	738	266	358	53	—	2,244
Core income (loss) before income tax	232	180	(4)	(29)	(48)	—	331
Income tax (expense) benefit on core income (loss)	(49)	(37)	(3)	19	9	—	(61)
Core income (loss)	$183	$143	$(7)	$(10)	$(39)	$—	270
Net realized investment gains (losses)							(1)
Income tax (expense) benefit on net realized investment gains (losses)							1
Net realized investment gains (losses), after tax							—
Net income							$270

Three months ended June 30, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$678	$716	$206	$135	$—	$(1)	$1,734
Net investment income	117	146	13	195	4	—	475
Non-insurance warranty revenue	98	—	—	—	—	—	98
Other revenues	—	9	(1)	—	1	—	9
Total operating revenues	893	871	218	330	5	(1)	2,316
Claims, benefits and expenses
Net incurred claims and benefits	394	426	129	328	(2)	—	1,275
Policyholders’ dividends	1	4	—	—	—	—	5
Amortization of deferred acquisition costs	147	120	45	—	—	—	312
Non-insurance warranty expense	72	—	—	—	—	—	72
Other insurance related expenses	71	129	31	32	(1)	(1)	261
Other expenses	11	10	(1)	1	50	—	71
Total claims, benefits and expenses	696	689	204	361	47	(1)	1,996
Core income (loss) before income tax	197	182	14	(31)	(42)	—	320
Income tax (expense) benefit on core income (loss)	(66)	(62)	(4)	36	15	—	(81)
Core income (loss)	$131	$120	$10	$5	$(27)	$—	239
Net realized investment gains (losses)							50
Income tax (expense) benefit on net realized investment gains (losses)							(17)
Net realized investment gains (losses), after tax							33
Net income							$272

Six months ended June 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,355	$1,496	$484	$265	$—	$—	$3,600
Net investment income	252	306	29	398	11	—	996
Non-insurance warranty revenue	486	—	—	—	—	—	486
Other revenues	1	16	(1)	1	—	(1)	16
Total operating revenues	2,094	1,818	512	664	11	(1)	5,098
Claims, benefits and expenses
Net incurred claims and benefits	751	938	308	630	27	—	2,654
Policyholders’ dividends	2	10	—	—	—	—	12
Amortization of deferred acquisition costs	294	248	113	—	—	—	655
Non-insurance warranty expense	441	—	—	—	—	—	441
Other insurance related expenses	134	253	66	60	—	—	513
Other expenses	23	21	3	3	109	(1)	158
Total claims, benefits and expenses	1,645	1,470	490	693	136	(1)	4,433
Core income (loss) before income tax	449	348	22	(29)	(125)	—	665
Income tax (expense) benefit on core income (loss)	(95)	(72)	(6)	33	26	—	(114)
Core income (loss)	$354	$276	$16	$4	$(99)	$—	551
Net realized investment gains (losses)							11
Income tax (expense) benefit on net realized investment gains (losses)							(1)
Net realized investment gains (losses), after tax							10
Net income							$561

June 30, 2018
(In millions)
Reinsurance receivables	$926	$695	$265	$433	$2,245	$—	$4,564
Insurance receivables	996	1,311	327	8	—	—	2,642
Deferred acquisition costs	317	248	108	—	—	—	673
Goodwill	117	—	30	—	—	—	147
Insurance reserves
Claim and claim adjustment expenses	5,816	8,599	1,706	3,522	2,347	—	21,990
Unearned premiums	2,103	1,608	564	136	—	(1)	4,410
Future policy benefits	—	—	—	10,667	—	—	10,667

Six months ended June 30, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,332	$1,377	$403	$268	$—	$(1)	$3,379
Net investment income	265	329	25	392	9	—	1,020
Non-insurance warranty revenue	191	—	—	—	—	—	191
Other revenues	1	18	(1)	1	1	—	20
Total operating revenues	1,789	1,724	427	661	10	(1)	4,610
Claims, benefits and expenses
Net incurred claims and benefits	794	849	244	658	19	—	2,564
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	289	237	91	—	—	—	617
Non-insurance warranty expense	142	—	—	—	—	—	142
Other insurance related expenses	138	257	58	64	(1)	(1)	515
Other expenses	21	25	(7)	3	94	—	136
Total claims, benefits and expenses	1,386	1,375	386	725	112	(1)	3,983
Core income (loss) before income tax	403	349	41	(64)	(102)	—	627
Income tax (expense) benefit on core income (loss)	(135)	(118)	(11)	73	38	—	(153)
Core income (loss)	$268	$231	$30	$9	$(64)	$—	474
Net realized investment gains (losses)							86
Income tax (expense) benefit on net realized investment gains (losses)							(28)
Net realized investment gains (losses), after tax							58
Net income							$532

December 31, 2017
(In millions)
Reinsurance receivables	$671	$654	$212	$438	$2,315	$—	$4,290
Insurance receivables	969	1,103	254	8	2	—	2,336
Deferred acquisition costs	318	223	93	—	—	—	634
Goodwill	117	—	31	—	—	—	148
Insurance reserves
Claim and claim adjustment expenses	5,669	8,764	1,636	3,499	2,436	—	22,004
Unearned premiums	2,020	1,409	472	128	—	—	4,029
Future policy benefits	—	—	—	11,179	—	—	11,179

The following table presents operating revenue by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Specialty
Management & Professional Liability	$627	$620	$1,251	$1,258
Surety	145	136	274	260
Warranty & Alternative Risks(1)	289	137	569	271
Specialty revenues	1,061	893	2,094	1,789
Commercial
Middle Market	521	469	1,025	937
Small Business	120	126	239	222
Other Commercial Insurance	277	276	554	565
Commercial revenues	918	871	1,818	1,724
International
Canada	63	52	121	103
CNA Europe	91	79	179	151
Hardy	108	87	212	173
International revenues	262	218	512	427
Life & Group revenues	329	330	664	661
Corporate & Other revenues	5	5	11	10
Eliminations	—	(1)	(1)	(1)
Total operating revenues	2,575	2,316	5,098	4,610
Net realized investment gains (losses)	(1)	50	11	86
Total revenues	$2,574	$2,366	$5,109	$4,696

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
The Company had deferred non-insurance warranty revenue balances of $2.9 billion and $3.2 billion reported in Other liabilities as of January 1, 2018 and June 30, 2018. The increase in the deferred revenue balance for the six months ended June 30, 2018 was primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by cancellations and revenues recognized during the period. For the three and six months ended June 30, 2018, the Company recognized $213 million and $435 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the three and six months ended June 30, 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $493 million of the deferred revenue in the remainder of 2018, $825 million in 2019, $656 million in 2020, and $1.2 billion thereafter.
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
A premium deficiency arises to the extent that estimated future costs associated with these contracts exceed unrecognized revenue. The Company evaluates deferred costs for recoverability as part of our premium deficiency assessment. Anticipated investment income is considered in the determination of the recoverability of deferred costs. If necessary, adjustments to deferred costs and a premium deficiency reserve, if any, are recorded in current period results of operations. No premium deficiency was recognized in the six months ended June 30, 2018.
As of June 30, 2018, capitalized commission costs were $2.3 billion and capitalized administrator service costs were $19 million. For the three and six months ended June 30, 2018, the amount of amortization of capitalized costs was $164 million and $321 million and there was no impairment loss related to the costs capitalized.

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

CONSOLIDATED OPERATIONS
The following table includes the consolidated results of our operations including our financial measure, Core income (loss). For more detailed components of our business operations and discussion of the core income (loss) financial measure, see the segment sections within this MD&A. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Operating Revenues
Net earned premiums	$1,815	$1,734	$3,600	$3,379
Net investment income	506	475	996	1,020
Non-insurance warranty revenue	248	98	486	191
Other revenues	6	9	16	20
Total operating revenues	2,575	2,316	5,098	4,610
Claims, Benefits and Expenses
Net incurred claims and benefits	1,321	1,275	2,654	2,564
Policyholders' dividends	6	5	12	9
Amortization of deferred acquisition costs	359	312	655	617
Other insurance related expenses	236	261	513	515
Non-insurance warranty expense	225	72	441	142
Other expenses	97	71	158	136
Total claims, benefits and expenses	2,244	1,996	4,433	3,983
Core income before income tax	331	320	665	627
Income tax expense on core income	(61)	(81)	(114)	(153)
Core income	270	239	551	474
Net realized investment (losses) gains	(1)	50	11	86
Income tax benefit (expense) on net realized investment (losses) gains	1	(17)	(1)	(28)
Net realized investment gains, after tax	—	33	10	58
Net income	$270	$272	$561	$532
Three Month Comparison
Core income increased $31 million for the three months ended June 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income for our Property & Casualty Operations increased approximately $3 million primarily due to higher net investment income driven by higher limited partnership returns. Excluding the unfavorable effect of the Federal corporate income tax rate change which reduced the income tax benefit, core income for our Life & Group segment was consistent with the prior period while core loss for our Corporate & Other segment increased approximately $5 million.
Pretax net catastrophe losses were $26 million and $39 million for the three months ended June 30, 2018 and 2017. Favorable net prior year loss reserve development of $59 million and $55 million was recorded in the three months ended June 30, 2018 and 2017 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income increased $77 million for the six months ended June 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income for our Property & Casualty Operations increased approximately $7 million due to improved underwriting results partially offset by lower net investment income driven by lower limited partnership returns. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income for our Life & Group segment increased approximately $23 million while core loss for our Corporate & Other segment increased approximately $17 million.
Pretax net catastrophe losses were $60 million and $73 million for the six months ended June 30, 2018 and 2017. Favorable net prior year loss reserve development of $98 million and $112 million was recorded in the six months ended June 30, 2018 and 2017 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2018	2017
Net written premiums	$688	$701	$1,374	$1,371
Net earned premiums	683	678	1,355	1,332
Net investment income	130	117	252	265
Core income	183	131	354	268

Other performance metrics:
Loss and loss adjustment expense ratio	54.6%	58.1%	55.4%	59.6%
Expense ratio	32.0	32.0	31.6	32.0
Dividend ratio	0.2	0.2	0.2	0.1
Combined ratio	86.8%	90.3%	87.2%	91.7%

Rate	2%	1%	2%	1%
Renewal premium change	4	3	3	4
Retention	82	89	84	88
New business	$92	$62	$173	$117
Three Month Comparison
Net written premiums for Specialty decreased $13 million for the three months ended June 30, 2018 as compared with the same period in 2017 driven by a higher level of ceded reinsurance to support growth in management liability and lower retention partially offset by higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $52 million for the three months ended June 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income increased approximately $21 million due to improved underwriting results and higher net investment income driven by higher limited partnership returns.
The combined ratio improved 3.5 points for the three months ended June 30, 2018 as compared with the same period in 2017. The loss ratio improved 3.5 points primarily due to higher favorable net prior year loss reserve development and an improved current accident year loss ratio. Net catastrophe losses were $3 million, or 0.5 points of the loss ratio, for the three months ended June 30, 2018, as compared to $5 million, or 0.9 points of the loss ratio, for the three months ended June 30, 2017. The expense ratio for the three months ended June 30, 2018 was consistent with the same period in 2017.
Favorable net prior year loss reserve development of $44 million and $23 million was recorded for the three months ended June 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Specialty increased $3 million for the six months ended June 30, 2018 as compared with the same period in 2017 driven by higher new business and positive renewal premium change partially offset by a higher level of ceded reinsurance to support growth in management liability and lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $86 million for the six months ended June 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income increased approximately $27 million due to improved underwriting results driven by higher favorable net prior year loss reserve development.
The combined ratio improved 4.5 points for the six months ended June 30, 2018 as compared with the same period in 2017. The loss ratio improved 4.2 points primarily due to higher favorable net prior year loss reserve development and an improved current accident year loss ratio. Net catastrophe losses were $6 million, or 0.5 points of the loss ratio, for the six months ended June 30, 2018, as compared to $9 million, or 0.7 points of the loss ratio, for the six months ended June 30, 2017. The expense ratio decreased 0.4 points for the six months ended June 30, 2018 as compared with the same period in 2017 driven by lower IT spend.
Favorable net prior year loss reserve development of $74 million and $35 million was recorded for the six months ended June 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2018	December 31, 2017
Gross case reserves	$1,694	$1,742
Gross IBNR reserves	4,122	3,927
Total gross carried claim and claim adjustment expense reserves	$5,816	$5,669
Net case reserves	$1,539	$1,600
Net IBNR reserves	3,364	3,407
Total net carried claim and claim adjustment expense reserves	$4,903	$5,007

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2018	2017
Net written premiums	$810	$782	$1,642	$1,506
Net earned premiums	753	716	1,496	1,377
Net investment income	157	146	306	329
Core income	143	120	276	231

Other performance metrics:
Loss and loss adjustment expense ratio	62.4%	59.6%	62.7%	61.7%
Expense ratio	33.5	34.4	33.4	35.8
Dividend ratio	0.7	0.6	0.7	0.5
Combined ratio	96.6%	94.6%	96.8%	98.0%

Rate	1%	0%	1%	0%
Renewal premium change	4	3	3	3
Retention	85	86	85	86
New business	$157	$154	$338	$294
Three Month Comparison
Net written premiums for Commercial were $28 million higher for the three months ended June 30, 2018 as compared with the same period in 2017 driven by positive renewal premium change and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $23 million for the three months ended June 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income decreased approximately $2 million due to lower favorable net prior year loss reserve development partially offset by higher net investment income driven by improved limited partnership returns.
The combined ratio increased 2.0 points for the three months ended June 30, 2018 as compared with the same period in 2017. The loss ratio increased 2.8 points driven by lower favorable net prior year loss reserve development and a higher number of large property losses. Net catastrophe losses were $19 million, or 2.5 points of the loss ratio, for the three months ended June 30, 2018, as compared to $35 million, or 4.7 points of the loss ratio, for the three months ended June 30, 2017. The expense ratio improved 0.9 points for the three months ended June 30, 2018 as compared with the same period in 2017 driven by lower IT spend, lower employee costs and higher net earned premiums.
Favorable net prior year loss reserve development of $13 million and $34 million was recorded for the three months ended June 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Commercial were $136 million higher for the six months ended June 30, 2018 as compared with the same period in 2017. The prior period included an unfavorable premium rate adjustment in Small Business which affected both net written premiums and net earned premiums as more fully discussed in Note F to the Condensed Consolidated Financial Statements under Part 1, Item 1. Excluding the Small Business premium rate adjustment, net written premiums increased $90 million driven by higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $45 million for the six months ended June 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change and the unfavorable Small Business premium rate adjustment in the prior period, core income decreased approximately $27 million due to lower favorable net prior year loss reserve development.
Excluding the impact of the Small Business premium rate adjustment, the combined ratio increased 1.3 points, driven by 4.1 points of less favorable net prior year loss reserve development. This was largely offset by a 1.4 point improvement in the current accident year loss ratio and a 1.6 point decrease in the expense ratio driven by higher net earned premiums and lower IT spend and employee costs. Net catastrophe losses were $48 million, or 3.2 points of the loss ratio, for the six months ended June 30, 2018, as compared to $62 million, or 4.3 points of the loss ratio, for the six months ended June 30, 2017.
Favorable net prior year loss reserve development of $22 million and $77 million was recorded for the six months ended June 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2018	December 31, 2017
Gross case reserves	$4,227	$4,427
Gross IBNR reserves	4,372	4,337
Total gross carried claim and claim adjustment expense reserves	$8,599	$8,764
Net case reserves	$3,906	$4,103
Net IBNR reserves	4,043	4,033
Total net carried claim and claim adjustment expense reserves	$7,949	$8,136

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2018	2017
Net written premiums	$271	$219	$566	$457
Net earned premiums	248	206	484	403
Net investment income	15	13	29	25
Core (loss) income	(7)	10	16	30

Other performance metrics:
Loss and loss adjustment expense ratio	66.8%	62.8%	63.7%	60.6%
Expense ratio	37.9	37.3	37.1	37.1
Combined ratio	104.7%	100.1%	100.8%	97.7%

Rate	3%	0%	3%	0%
Renewal premium change	8	3	6	2
Retention	73	82	78	80
New business	$83	$73	$176	$138
Three Month Comparison
Net written premiums for International increased $52 million for the three months ended June 30, 2018 as compared with the same period in 2017. Excluding the effect of foreign currency exchange rates, net written premiums increased $42 million or 19% for the three months ended June 30, 2018 as compared with the same period in 2017 driven by positive renewal premium change and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core results decreased $17 million for the three months ended June 30, 2018 as compared with the same period in 2017 driven by lower underwriting results. The effect of the Federal corporate income tax rate change was not significant.
The combined ratio increased 4.6 points for the three months ended June 30, 2018 as compared with the same period in 2017. The loss ratio increased 4.0 points, primarily due to a higher current accident year loss ratio driven by a higher number of large property losses mainly in Canada. Net catastrophe losses were $4 million, or 1.6 points of the loss ratio, for the three months ended June 30, 2018. There were no net catastrophe losses for the three months ended June 30, 2017. The expense ratio increased 0.6 points for the three months ended June 30, 2018 as compared with the same period in 2017 driven by higher acquisition expenses.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended June 30, 2018 as compared with unfavorable net prior year loss reserve development of $2 million for the three months ended June 30, 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for International increased $109 million for the six months ended June 30, 2018 as compared with the same period in 2017. Excluding the effect of foreign currency exchange rates, net written premiums increased $79 million or 16% for the six months ended June 30, 2018 as compared with the same period in 2017 driven by positive renewal premium change and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $14 million for the six months ended June 30, 2018 as compared with the same period in 2017 driven by lower underwriting results. The effect of the Federal corporate income tax rate change was not significant.
The combined ratio increased 3.1 points for the six months ended June 30, 2018 as compared with the same period in 2017. The loss ratio increased 3.1 points, primarily due to a higher current accident year loss ratio driven by a higher number of large property losses mainly in Canada and attritional losses in the U.K. Net catastrophe losses were $6 million, or 1.3 points of the loss ratio, for the six months ended June 30, 2018, as compared to $2 million, or 0.6 points of the loss ratio, for the six months ended June 30, 2017. The expense ratio was consistent for the six months ended June 30, 2018 and 2017.
Favorable net prior year loss reserve development of $2 million and nil was recorded for the six months ended June 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2018	December 31, 2017
Gross case reserves	$831	$744
Gross IBNR reserves	875	892
Total gross carried claim and claim adjustment expense reserves	$1,706	$1,636
Net case reserves	$674	$640
Net IBNR reserves	780	792
Total net carried claim and claim adjustment expense reserves	$1,454	$1,432

Life & Group
The following table details the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Net earned premiums	$131	$135	$265	$268
Net investment income	198	195	398	392
Core loss before income tax	(29)	(31)	(29)	(64)
Income tax benefit on core loss	19	36	33	73
Core (loss) income	(10)	5	4	9
Three Month Comparison
Core results decreased $15 million for the three months ended June 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income was consistent with the prior period. Morbidity continues to trend in line with expectations. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. However, the favorable persistency trend was offset this quarter when a significant number of policies converted to a fully paid-up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact for the three months ended June 30, 2018.
Six Month Comparison
Core income decreased $5 million for the six months ended June 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income increased approximately $23 million. While the drivers of core income for the six month period were generally consistent with the three month summary noted above, the favorability driven by policyholders choosing to reduce benefits in lieu of premium rate increases was greater because the trend positively impacted both quarters in the six month period.

Corporate & Other
The following table details the results of operations for Corporate & Other.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Net investment income	$6	$4	$11	$9
Interest expense	34	39	68	77
Core loss	(39)	(27)	(99)	(64)
Three Month Comparison
Core loss increased $12 million for the three months ended June 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core loss increased approximately $5 million driven by non-recurring costs of $23 million associated with the transition to a new IT infrastructure service provider. This was partially offset by a higher recognition of retroactive reinsurance deferred gain on the LPT due to higher net A&EP claim payments, as compared to the prior year period. The LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Core loss increased $35 million for the six months ended June 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core loss increased approximately $17 million driven by non-recurring costs of $23 million associated with the transition to a new IT infrastructure service provider and higher adverse net prior year reserve development recorded in 2018 for A&EP under the LPT, as compared to the prior year period.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2018	December 31, 2017
Gross case reserves	$1,199	$1,371
Gross IBNR reserves	1,148	1,065
Total gross carried claim and claim adjustment expense reserves	$2,347	$2,436
Net case reserves	$92	$94
Net IBNR reserves	109	111
Total net carried claim and claim adjustment expense reserves	$201	$205

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Fixed income securities:
Taxable fixed income securities	$354	$353	$704	$701
Tax-exempt fixed income securities	100	106	205	214
Total fixed income securities	454	459	909	915
Limited partnership and common stock investments	42	16	73	106
Other, net of investment expense	10	—	14	(1)
Pretax net investment income	$506	$475	$996	$1,020
Fixed income securities, after tax	$375	$333	$752	$664
Net investment income, after tax	416	344	821	733

Effective income yield for the fixed income securities portfolio, pretax	4.7%	4.8%	4.7%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%	3.9%	3.4%
Pretax net investment income increased $31 million for the three months ended June 30, 2018 as compared with the same period in 2017. The increase was driven by limited partnership and common stock investments, which returned 1.8% in 2018 as compared with 0.7% in the prior year period. Net investment income, after tax, increased $72 million for the three months ended June 30, 2018 as compared with the same period in 2017 driven by the lower Federal corporate income tax rate and higher limited partnership returns.
Pretax net investment income decreased $24 million for the six months ended June 30, 2018 as compared with the same period in 2017. The decrease was driven by limited partnership and common stock investments, which returned 3.0% in 2018 as compared with 4.5% in the prior year period. However, despite the decline in limited partnership income, net investment income, after tax, increased $88 million for the six months ended June 30, 2018 as compared with the same period in 2017 driven by the lower Federal corporate income tax rate.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Fixed maturity securities:
Corporate bonds and other	$9	$41	$28	$71
States, municipalities and political subdivisions	6	4	26	10
Asset-backed	(11)	(1)	(32)	(5)
Total fixed maturity securities	4	44	22	76
Non-redeemable preferred stock	(10)	—	(25)	—
Short term and other	5	6	14	10
Net realized investment (losses) gains	(1)	50	11	86
Income tax benefit (expense) on net realized investment (losses) gains	1	(17)	(1)	(28)
Net realized investment gains, after tax	$—	$33	$10	$58
Pretax net realized investment results decreased $51 million for the three months ended June 30, 2018 as compared with the same period in 2017. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock.
Pretax net realized investment gains decreased $75 million for the six months ended June 30, 2018 as compared with the same period in 2017. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2018		December 31, 2017
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,392	$(60)	$4,514	$21
AAA	3,129	256	1,954	152
AA	6,868	538	8,982	914
A	8,914	618	9,643	952
BBB	13,643	461	13,554	1,093
Non-investment grade	2,849	54	2,840	140
Total	$39,795	$1,867	$41,487	$3,272
As of June 30, 2018 and December 31, 2017, 3% and 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$3,380	$84
AAA	411	10
AA	830	11
A	2,155	44
BBB	5,608	159
Non-investment grade	1,111	38
Total	$13,495	$346
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$112	$7
Due after one year through five years	2,198	32
Due after five years through ten years	9,532	254
Due after ten years	1,653	53
Total	$13,495	$346

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
The effective durations of fixed income securities and short term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	June 30, 2018		December 31, 2017
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,260	8.2	$16,797	8.4
Other investments	25,339	4.5	26,817	4.4
Total	$41,599	5.9	$43,614	5.9
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	June 30, 2018	December 31, 2017
Short term investments:
Commercial paper	$1,019	$905
U.S. Treasury securities	133	355
Money market funds	37	44
Other	119	132
Total short term investments	$1,308	$1,436

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2018, net cash provided by operating activities was $354 million as compared with $515 million for the same period in 2017. The decrease in cash provided by operating activities was driven by a lower level of distributions on limited partnerships and higher net claim payments.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $439 million for the six months ended June 30, 2018, as compared with $111 million for the same period in 2017. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the six months ended June 30, 2018, net cash used by financing activities was $855 million as compared with $677 million for the same period in 2017. In the first quarter of 2018, we redeemed the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018.
Common Stock Dividends
Dividends of $2.60 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2018. On July 27, 2018, our Board of Directors declared a quarterly dividend of $0.35 per share, payable August 29, 2018 to stockholders of record on August 13, 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2018 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department's prior approval is $1,073 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $180 million during the six months ended December 31, 2017 and $770 million during the six months ended June 30, 2018. As of June 30, 2018 CCC is able to pay approximately $123 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2018. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2018, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: July 30, 2018	By	/s/ D. Craig Mense
D. Craig Mense Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE