Form 10-Q
period 2018-09-30
CNA FINANCIAL CORP
filed 2018-11-05
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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

Not Applicable
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
Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, Par value $2.50	271,410,714

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Net earned premiums	$1,853	$1,806	$5,453	$5,185
Net investment income	487	509	1,483	1,529
Net realized investment gains (losses):
Other-than-temporary impairment losses	(3)	(5)	(9)	(9)
Other net realized investment gains (losses)	17	(19)	34	71
Net realized investment gains (losses)	14	(24)	25	62
Non-insurance warranty revenue (Note J)	258	99	744	290
Other revenues	10	8	26	28
Total revenues	2,622	2,398	7,731	7,094
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,312	1,480	3,978	4,053
Amortization of deferred acquisition costs	337	309	992	926
Non-insurance warranty expense (Note J)	235	74	676	216
Other operating expenses	302	307	903	875
Interest	34	41	104	124
Total claims, benefits and expenses	2,220	2,211	6,653	6,194
Income before income tax	402	187	1,078	900
Income tax expense	(66)	(43)	(181)	(224)
Net income	$336	$144	$897	$676

Basic earnings per share	$1.24	$0.53	$3.30	$2.49

Diluted earnings per share	$1.23	$0.53	$3.29	$2.48

Dividends declared per share	$0.35	$0.30	$2.95	$2.80

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.2	271.5	271.1
Diluted	272.5	272.1	272.4	272.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Comprehensive Income
Net income	$336	$144	$897	$676
Other Comprehensive (Loss) Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(1)	1	(11)	(3)
Net unrealized gains on other investments	(158)	23	(746)	167
Net unrealized gains on investments	(159)	24	(757)	164
Foreign currency translation adjustment	—	41	(40)	94
Pension and postretirement benefits	7	10	24	22
Other comprehensive (loss) income, net of tax	(152)	75	(773)	280
Total comprehensive income	$184	$219	$124	$956
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,052 and $38,215)	$39,628	$41,487
Equity securities at fair value (cost of $784 and $659)	795	695
Limited partnership investments	2,297	2,369
Other invested assets	51	44
Mortgage loans	868	839
Short term investments	1,290	1,436
Total investments	44,929	46,870
Cash	310	355
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,224	4,261
Insurance receivables (less allowance for uncollectible receivables of $46 and $44)	2,354	2,292
Accrued investment income	406	411
Deferred acquisition costs	654	634
Deferred income taxes	314	137
Property and equipment at cost (less accumulated depreciation of $208 and $274)	332	326
Goodwill	147	148
Other assets (Note A)	3,589	1,133
Total assets	$57,259	$56,567
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,604	$22,004
Unearned premiums	4,289	4,029
Future policy benefits	10,605	11,179
Short term debt	—	150
Long term debt	2,680	2,708
Other liabilities (includes $52 and $143 due to Loews Corporation) (Note A)	6,571	4,253
Total liabilities	45,749	44,323
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,410,714 and 271,205,390 shares outstanding)	683	683
Additional paid-in capital	2,186	2,175
Retained earnings	9,456	9,414
Accumulated other comprehensive (loss) income	(757)	32
Treasury stock (1,629,529 and 1,834,853 shares), at cost	(58)	(60)
Total stockholders’ equity	11,510	12,244
Total liabilities and stockholders' equity	$57,259	$56,567
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income	$897	$676
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	37	125
Trading portfolio activity	2	8
Net realized investment gains	(25)	(62)
Equity method investees	136	89
Net amortization of investments	(48)	(30)
Depreciation and amortization	59	66
Changes in:
Receivables, net	(47)	18
Accrued investment income	5	(31)
Deferred acquisition costs	(24)	(34)
Insurance reserves	108	248
Other assets	(193)	(121)
Other liabilities	(107)	(106)
Other, net	68	48
Total adjustments	(29)	218
Net cash flows provided by operating activities	868	894
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	6,622	4,167
Fixed maturity securities - maturities, calls and redemptions	1,838	2,635
Equity securities	69	22
Limited partnerships	304	160
Mortgage loans	83	22
Purchases:
Fixed maturity securities	(8,244)	(6,877)
Equity securities	(177)	(18)
Limited partnerships	(380)	(85)
Mortgage loans	(112)	(153)
Change in other investments	(10)	(2)
Change in short term investments	158	(29)
Purchases of property and equipment	(87)	(80)
Other, net	16	20
Net cash flows provided (used) by investing activities	80	(218)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Nine months ended September 30
(In millions)	2018	2017
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(801)	$(761)
Proceeds from the issuance of debt	—	496
Repayment of debt	(180)	(391)
Other, net	(8)	(17)
Net cash flows used by financing activities	(989)	(673)
Effect of foreign exchange rate changes on cash	(4)	9
Net change in cash	(45)	12
Cash, beginning of year	355	271
Cash, end of period	$310	$283
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Nine months ended September 30
(In millions)	2018	2017
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,175	2,173
Stock-based compensation	11	(6)
Balance, end of period	2,186	2,167
Retained Earnings
Balance, beginning of period, as previously reported	9,414	9,359
Cumulative effect adjustments from changes in accounting guidance, net of tax	(50)	—
Balance, beginning of period, as adjusted	9,364	9,359
Dividends to common stockholders	(805)	(762)
Net income	897	676
Balance, end of period	9,456	9,273
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period, as previously reported	32	(173)
Cumulative effect adjustments from changes in accounting guidance, net of tax	(16)	—
Balance, beginning of period, as adjusted	16	(173)
Other comprehensive (loss) income	(773)	280
Balance, end of period	(757)	107
Treasury Stock
Balance, beginning of period	(60)	(73)
Stock-based compensation	2	12
Balance, end of period	(58)	(61)
Total stockholders' equity	$11,510	$12,169
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of September 30, 2018.
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
The interim financial data as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Under the new guidance, revenue on warranty products and services was recognized more slowly compared to the historic revenue recognition pattern. In addition, for warranty products where the Company acts as the principal in the transaction, Non-insurance warranty revenue and Non-insurance warranty expense are increased to reflect the gross amount paid by consumers, including the retail seller’s markup which is considered a commission to the Company's agent. This gross-up of revenue and expense also resulted in an increase to Other assets and Other liabilities on the Company's Condensed Consolidated Balance Sheets as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern.

The cumulative effect changes to the Condensed Consolidated Balance Sheet for the adoption of the updated guidance on January 1, 2018 were as follows:

(In millions)	Balance as of December 31, 2017	Adjustments Due to Adoption of Topic 606	Balance as of January 1, 2018
Other assets	$1,133	$1,882	$3,015
Other liabilities	4,253	1,969	6,222
Deferred income taxes	137	21	158
Retained earnings	9,414	(66)	9,348
The impact of adoption on the Condensed Consolidated Statements of Operations and Balance Sheet was as follows:

Periods ended September 30, 2018	Three Months			Nine Months
	Prior to Adoption	Effect of Adoption	As Reported	Prior to Adoption	Effect of Adoption	As Reported
(In millions)
Statement of operations:
Non-insurance warranty revenue	$109	$149	$258	$315	$429	$744
Total revenues	2,473	149	2,622	7,302	429	7,731

Non-insurance warranty expense	82	153	235	240	436	676
Total claims, benefits and expenses	2,067	153	2,220	6,217	436	6,653

Income before income tax	406	(4)	402	1,085	(7)	1,078
Income tax expense	(67)	1	(66)	(183)	2	(181)
Net income	339	(3)	336	902	(5)	897

Balance sheet(1) at September 30, 2018:
Other assets				$3,284	$305	$3,589
Other liabilities				6,259	312	6,571
Deferred income taxes				312	2	314
Retained earnings				9,461	(5)	9,456

(1)	The Prior to Adoption amounts presented in this table include the cumulative effect adjustment at adoption presented in the prior table.
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
For the three and nine months ended September 30, 2018, the Company recognized $2 million in pretax gains and $23 million in pretax losses within Net realized investment gains (losses) for the change in fair value of non-redeemable preferred stock and $1 million in pretax losses and $1 million in pretax gains within Net investment income for the change in fair value of common stock as a result of this change. For the three and nine months ended September 30, 2017, there was a $1 million increase and less than a $1 million increase in the fair value of common stock and less than a $1 million increase and a $7 million increase in the fair value of non-redeemable preferred stock recognized in Other comprehensive income. The Company's non-redeemable preferred stock contain characteristics of debt securities, are priced similarly to bonds, and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities are no longer discretionary, management does not consider the changes in fair value of non-redeemable preferred stock to be reflective of our primary operations. As such, the changes in the fair value of these securities are recorded through Net realized investments gains (losses). The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income.
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
ASU 2018-13: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updated accounting guidance requires changes to the disclosures for fair value measurement by adding, removing and modifying disclosures. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein and early adoption is permitted. As of September 30, 2018, the Company adopted the updated guidance and added disclosures on changes in unrealized gains (losses) on Level 3 assets recognized in Other comprehensive income as well as the weighted average rate used to develop significant inputs utilized in the fair value measurements of Level 3 assets. The Company also eliminated disclosures on the amount of transfers between Level 1 and Level 2 assets and the policy for timing of transfers between Levels.
Accounting Standards Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018 and prescribes a modified retrospective transition method but allows entities to utilize a practical expedient and apply the guidance prospectively beginning with the adoption date. The Company has decided to utilize the practical expedient. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position.
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
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts.  The standard requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield.  The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income.
This guidance is effective for interim and annual periods beginning after December 15, 2020, and requires restatement of the prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in discount rate is expected to increase volatility in the Company’s stockholders' equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance.

In August 2018, the FASB issued ASU No. 2018-14, Compensation -Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, modifying and adding disclosures. The guidance is effective for annual periods ending after December 15, 2020, and early adoption is permitted. The Company anticipates early adopting this standard in the fourth quarter of 2018.
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
The Company has reflected the following incomplete but reasonably estimated provisional items in Deferred income taxes on the Condensed Consolidated Balance Sheet at September 30, 2018. Adjustments to the Company's provisional amounts for the three and nine months ended September 30, 2018 did not impact income tax expense.

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
For the three and nine months ended September 30, 2018, approximately 900 thousand and 925 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1 thousand and 3 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Fixed maturity securities	$449	$455	$1,339	$1,367
Equity securities	10	1	32	4
Limited partnership investments	23	51	93	157
Mortgage loans	11	9	36	24
Short term investments	6	4	18	10
Trading portfolio	1	3	6	9
Other	1	1	4	2
Gross investment income	501	524	1,528	1,573
Investment expense	(14)	(15)	(45)	(44)
Net investment income	$487	$509	$1,483	$1,529
During the three and nine months ended September 30, 2018, Net investment income was reduced by a $2 million loss due to the change in fair value of common stock still held as of September 30, 2018.
Net realized investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$42	$34	$148	$139
Gross realized losses	(32)	(18)	(116)	(47)
Net realized investment gains (losses) on fixed maturity securities	10	16	32	92
Equity securities	2	—	(23)	—
Derivatives	1	(1)	10	(3)
Short term investments and other	1	(39)	6	(27)
Net realized investment gains (losses)	$14	$(24)	$25	$62
During the three and nine months ended September 30, 2018, $2 million of Net realized investment gains and $23 million of Net realized investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2018. Net realized investment gains (losses) for the three and nine months ended September 30, 2017 included a $42 million loss related to the redemption of the Company's $350 million senior notes due November 2019.
The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1	$4	$6	$8
Asset-backed	2	1	3	1
OTTI losses recognized in earnings	$3	$5	$9	$9

The following tables present a summary of fixed maturity and equity securities.

September 30, 2018 (1)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,348	$887	$215	$19,020	$—
States, municipalities and political subdivisions	10,171	994	20	11,145	—
Asset-backed:
Residential mortgage-backed	5,024	62	115	4,971	(24)
Commercial mortgage-backed	2,165	23	36	2,152	—
Other asset-backed	1,732	6	9	1,729	—
Total asset-backed	8,921	91	160	8,852	(24)
U.S. Treasury and obligations of government-sponsored enterprises	145	2	2	145	—
Foreign government	457	4	6	455	—
Redeemable preferred stock	9	1	—	10	—
Total fixed maturity securities available-for-sale	38,051	1,979	403	39,627	$(24)
Total fixed maturity securities trading	1			1
Total fixed maturity securities	$38,052	$1,979	$403	$39,628

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,625	$28	$18,807	$—
States, municipalities and political subdivisions	12,478	1,551	2	14,027	(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872	—
Other asset-backed	1,083	16	5	1,094	—
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109	—
Foreign government	437	9	2	444	—
Redeemable preferred stock	10	1	—	11	—
Total fixed maturity securities available-for-sale	38,212	3,359	87	41,484	$(38)
Total fixed maturity securities trading	3			3
Equity securities available-for-sale:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Total equity securities available-for-sale	659	38	2	695
Total fixed maturity and equity securities	$38,874	$3,397	$89	$42,182

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Condensed Consolidated Financial Statements for additional information.

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2018 and December 31, 2017, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,115 million and $1,411 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2018 (1)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7,546	$197	$342	$18	$7,888	$215
States, municipalities and political subdivisions	807	19	2	1	809	20
Asset-backed:
Residential mortgage-backed	3,409	89	501	26	3,910	115
Commercial mortgage-backed	968	15	322	21	1,290	36
Other asset-backed	953	9	45	—	998	9
Total asset-backed	5,330	113	868	47	6,198	160
U.S. Treasury and obligations of government-sponsored enterprises	35	—	42	2	77	2
Foreign government	188	4	64	2	252	6
Total	$13,906	$333	$1,318	$70	$15,224	$403

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4	—	170	2
Total fixed maturity securities available-for-sale	3,520	38	1,455	49	4,975	87
Equity securities available-for-sale:
Common stock	7	1	—	—	7	1
Preferred stock	93	1	—	—	93	1
Total equity securities available-for-sale	100	2	—	—	100	2
Total	$3,620	$40	$1,455	$49	$5,075	$89

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Condensed Consolidated Financial Statements for additional information.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2018.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2018 and 2017 and for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Beginning balance of credit losses on fixed maturity securities	$21	$30	$27	$36
Reductions for securities sold during the period	(2)	(2)	(8)	(8)
Ending balance of credit losses on fixed maturity securities	$19	$28	$19	$28
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2018		December 31, 2017
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,457	$1,473	$1,135	$1,157
Due after one year through five years	8,017	8,197	8,165	8,501
Due after five years through ten years	16,453	16,475	16,060	16,718
Due after ten years	12,124	13,482	12,852	15,108
Total	$38,051	$39,627	$38,212	$41,484
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $174 million and $167 million as of September 30, 2018 and December 31, 2017 and a fair value of $6 million and $(3) million as of September 30, 2018 and December 31, 2017. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of September 30, 2018, the Company had committed approximately $605 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of September 30, 2018, the Company had mortgage loan commitments of $16 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of September 30, 2018, the Company had commitments to purchase or fund additional amounts of $282 million and sell $87 million under the terms of such securities.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

September 30, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$183	$19,260	$188	$19,631
States, municipalities and political subdivisions	—	11,145	—	11,145
Asset-backed	—	8,554	298	8,852
Total fixed maturity securities	183	38,959	486	39,628
Equity securities:
Common stock	101	—	4	105
Non-redeemable preferred stock	51	625	14	690
Total equity securities	152	625	18	795
Short term and other	252	931	—	1,183
Total assets	$587	$40,515	$504	$41,606
Liabilities
Other liabilities	$—	$(6)	$—	$(6)
Total liabilities	$—	$(6)	$—	$(6)

December 31, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$128	$19,148	$98	$19,374
States, municipalities and political subdivisions	—	14,026	1	14,027
Asset-backed	—	7,751	335	8,086
Total fixed maturity securities	128	40,925	434	41,487
Equity securities:
Common stock	23	—	4	27
Non-redeemable preferred stock	68	584	16	668
Total equity securities	91	584	20	695
Short term and other	396	958	—	1,354
Total assets	$615	$42,467	$454	$43,536
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Total
Balance as of July 1, 2018	$94	$1	$273	$17	$—	$385
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	—	—	(2)	1	—	(1)
Reported in Net investment income	—	—	—	—	—	—
Reported in Other comprehensive income	—	—	—	—	—	—
Total realized and unrealized investment gains (losses)	—	—	(2)	1	—	(1)
Purchases	67	—	55	—	—	122
Sales	—	—	—	—	—	—
Settlements	(3)	(1)	(25)	—	—	(29)
Transfers into Level 3	30	—	29	—	—	59
Transfers out of Level 3	—	—	(32)	—	—	(32)
Balance as of September 30, 2018	$188	$—	$298	$18	$—	$504
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Net income (loss)	$—	$—	$(2)	$1	$—	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Other Comprehensive Income	—	—	1	—	—	1

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of July 1, 2017	$100	$1	$218	$19	$—	$1	$339
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	1	—	—	—	—	—	1
Reported in Other revenues	—	—	—	—	—	—	—
Reported in Other comprehensive income	1	—	1	—	—	—	2
Total realized and unrealized investment gains (losses)	2	—	1	—	—	—	3
Purchases	13	—	39	—	—	—	52
Sales	—	—	—	—	—	(1)	(1)
Settlements	(11)	—	(13)	—	—	—	(24)
Transfers into Level 3	15	—	101	—	—	—	116
Transfers out of Level 3	—	—	—	—	—	—	—
Balance as of September 30, 2017	$119	$1	$346	$19	$—	$—	$485
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2017 recognized in Net income (loss)	$—	$—	$—	$—	$—	$—	$—

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$—	$454
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	(1)	—	5	(2)	—	2
Reported in Net investment income	—	—	—	—	—	—
Reported in Other comprehensive income	(1)	—	(6)	—	—	(7)
Total realized and unrealized investment gains (losses)	(2)	—	(1)	(2)	—	(5)
Purchases	69	—	126	—	—	195
Sales	(5)	—	(72)	—	—	(77)
Settlements	(7)	(1)	(37)	—	—	(45)
Transfers into Level 3	35	—	42	—	—	77
Transfers out of Level 3	—	—	(95)	—	—	(95)
Balance as of September 30, 2018	$188	$—	$298	$18	$—	$504
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Net income (loss)	$—	$—	$(2)	$(2)	$—	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Other Comprehensive Income	(2)	—	(2)	—	—	(4)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of January 1, 2017	$130	$1	$199	$19	$—	$58	$407
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	1	—	1	—	1	—	3
Reported in Other revenues	—	—	—	—	—	6	6
Reported in Other comprehensive income	2	—	4	2	—	—	8
Total realized and unrealized investment gains (losses)	3	—	5	2	1	6	17
Purchases	18	—	90	1	—	—	109
Sales	(1)	—	—	(3)	(1)	(59)	(64)
Settlements	(36)	—	(26)	—	—	(5)	(67)
Transfers into Level 3	15	—	153	—	—	—	168
Transfers out of Level 3	(10)	—	(75)	—	—	—	(85)
Balance as of September 30, 2017	$119	$1	$346	$19	$—	$—	$485
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2017 recognized in Net income (loss)	$—	$—	$—	$—	$—	$—	$—
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
As of September 30, 2018 and December 31, 2017, there were approximately $45 million and $39 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average rate is calculated based on fair value.

September 30, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$198	Discounted cash flow	Credit spread	1% - 12% (2%)

December 31, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% - 12% (3%)
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

September 30, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$868	$—	$—	$847	$847
Note receivable	35	—	—	35	35
Liabilities
Long term debt	$2,680	$—	$2,734	$—	$2,734

December 31, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$844	$844
Note receivable	46	—	—	46	46
Liabilities
Short term debt	$150	$—	$150	$—	$150
Long term debt	2,708	—	2,896	—	2,896
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair values of mortgage loans were based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.
The fair value of the note receivable was based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar notes, adjusted for specific credit risk. The note receivable is included within Other assets on the Condensed Consolidated Balance Sheets.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $46 million and $106 million for the three and nine months ended September 30, 2018. Net catastrophe losses for the three and nine months ended September 30, 2018 included $35 million related to Hurricane Florence. The remaining catastrophe losses in 2018 resulted primarily from U.S. weather-related events. The Company reported catastrophe losses, net of reinsurance, of $269 million and $342 million for the three and nine months ended September 30, 2017. Net catastrophe losses for the three and nine months ended September 30, 2017 included $149 million related to Hurricane Harvey, $95 million related to Hurricane Irma and $20 million related to Hurricane Maria and also required reinsurance reinstatement premium of $6 million. The remaining catastrophe losses in 2017 resulted primarily from U.S. weather-related events.

Liability for Unpaid Claim and Claim Adjustment Expenses Rollforward
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the nine months ended September 30
(In millions)	2018	2017
Reserves, beginning of year:
Gross	$22,004	$22,343
Ceded	3,934	4,094
Net reserves, beginning of year	18,070	18,249
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,866	3,949
Decrease in provision for insured events of prior years	(173)	(284)
Amortization of discount	136	138
Total net incurred (1)	3,829	3,803
Net payments attributable to:
Current year events	(658)	(560)
Prior year events	(3,415)	(3,401)
Total net payments	(4,073)	(3,961)
Foreign currency translation adjustment and other	(80)	110
Net reserves, end of period	17,746	18,201
Ceded reserves, end of period	3,858	4,008
Gross reserves, end of period	$21,604	$22,209

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Specialty	$(53)	$(99)	$(127)	$(134)
Commercial	(5)	(17)	(27)	(94)
International	(2)	1	(4)	1
Corporate & Other	(2)	—	(2)	—
Total pretax (favorable) unfavorable development	$(62)	$(115)	$(160)	$(227)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Medical Professional Liability	$15	$8	$38	$30
Other Professional Liability and Management Liability	(45)	(19)	(113)	(88)
Surety	(20)	(82)	(50)	(82)
Warranty	(1)	(1)	(7)	5
Other	(2)	(5)	5	1
Total pretax (favorable) unfavorable development	$(53)	$(99)	$(127)	$(134)
Three Months
2018
Unfavorable development in medical professional liability was primarily driven by higher than expected frequency and severity in aging services in accident years 2014 through 2017.
Favorable development in other professional liability and management liability was primarily driven by favorable outcomes on individual claims in accident years 2013 and prior in financial institutions.
Favorable development in surety was due to continued lower than expected loss emergence for accident years 2017 and prior.
2017
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in accident years 2012 through 2015, primarily for professional liability products.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.

Nine Months
2018
Unfavorable development for medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in our hospitals business and higher than expected frequency and severity in aging services in accident years 2014 through 2017.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency for accident years 2013 through 2017 related to financial institutions and professional liability errors and omissions (E&O), favorable severity for accident years 2012 and prior related to professional liability E&O, and favorable outcomes on individual claims in financial institutions in accident years 2013 and prior.
Favorable development for surety was due to lower than expected loss emergence for accident years 2017 and prior.
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
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2015 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Commercial Auto	$1	$(12)	$—	$(37)
General Liability	(5)	(2)	13	(19)
Workers' Compensation	(2)	9	(14)	(38)
Property and Other	1	(12)	(26)	—
Total pretax (favorable) unfavorable development	$(5)	$(17)	$(27)	$(94)
Three Months
2017
Favorable development in commercial auto was primarily due to lower than expected severity in accident years 2015 and 2016, as well as a large favorable recovery on a claim in accident year 2012.
Unfavorable development in workers' compensation reflects the recognition of loss estimates related to favorable premium development as well as an adverse arbitration ruling related to reinsurance recoverables from older accident years.
Nine Months
2018
Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.
Favorable development in property and other was driven by lower than expected claim severity in catastrophes in accident year 2017.
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Pretax (favorable) unfavorable development:
Casualty	$(5)	$6	$(11)	$7
Property	1	(7)	13	(18)
Energy and Marine	(5)	(6)	(10)	(9)
Specialty	8	5	17	20
Healthcare and Technology	(1)	3	(13)	1
Total pretax (favorable) unfavorable development	$(2)	$1	$(4)	$1
Nine Months
2018
Favorable development in casualty was primarily driven by better than expected frequency in the liability portion of the package business in Canada and general liability in Europe.
Unfavorable development in property was primarily driven by higher than expected severity in Canada and higher than expected frequency in CNA Hardy, both in accident year 2017.
Favorable development in energy and marine was primarily driven by better than expected large loss frequency in the energy book in recent accident years.
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
Unfavorable development for specialty was primarily due to higher than expected severity in accident year 2015 arising from the management liability business, partially offset by favorable development in accident years 2014 and prior. Additional unfavorable development was related to adverse large claims experience in the CNA Hardy political risks portfolio, relating largely to accident year 2016.

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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$—	$—	$113	$60
Provision for uncollectible third-party reinsurance on A&EP	—	—	(16)	—
Total additional amounts ceded under LPT	—	—	97	60
Retroactive reinsurance benefit recognized	(12)	(17)	(84)	(60)
Pretax impact of deferred retroactive reinsurance	$(12)	$(17)	$13	$—
Based upon the Company's annual A&EP reserve review, net unfavorable prior year development of $113 million and $60 million was recognized before consideration of cessions to the LPT for the nine months ended September 30, 2018 and 2017. Additionally, in 2018, the Company released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos environmental accounts and paid losses on assumed reinsurance exposures. The 2017 unfavorable development was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The Company expects to complete another A&EP reserve review in the fourth quarter of 2018 and intends to maintain that timing going forward annually.
As of September 30, 2018 and December 31, 2017, the cumulative amounts ceded under the LPT were $3.0 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $339 million and $326 million as of September 30, 2018 and December 31, 2017.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.2 billion and $3.1 billion as of September 30, 2018 and December 31, 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

Note F. Legal Proceedings, Contingencies and Guarantees
Small Business Premium Rate Adjustment
In 2016 and 2017, the Company identified rating errors related to its multi-peril package product and workers' compensation policies within its Small Business unit and determined that it would voluntarily issue premium refunds along with interest on affected policies. After the rating errors were identified, written and earned premium were reported net of any impact from the premium rate adjustments.
The policyholder refunds for the multi-peril package product were issued in the third quarter of 2017. The policyholder refunds for workers’ compensation policies were largely completed in the third quarter of 2018.
For the nine months ended September 30, 2017, earned premium was reduced by $37 million. Earned premium increased by $6 million for the three and nine months ended September 30, 2018 as a result of a change in estimate of the refund payments to policyholders. Additionally, Interest expense increased for interest due to policyholders on the premium rate adjustments by $1 million and $7 million for the three and nine months ended September 30, 2017 and $1 million for the nine months ended September 30, 2018.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.
Guarantees
As of September 30, 2018 and December 31, 2017, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of September 30, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2018, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2018, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Net periodic pension cost (benefit)
Service cost	$—	$—	$—	$—
Non-service cost (benefit):
Interest cost on projected benefit obligation	23	25	70	77
Expected return on plan assets	(40)	(38)	(120)	(116)
Amortization of net actuarial loss	10	9	28	27
Settlement loss	—	6	5	8
Total non-service cost (benefit)	(7)	2	(17)	(4)
Total net periodic pension cost (benefit)	$(7)	$2	$(17)	$(4)
For the three and nine months ended September 30, 2018, the Company recognized $3 million and $6 million of non-service benefit in Insurance claims and policyholders' benefits and $4 million and $11 million of non-service benefit in Other operating expenses.
For the three and nine months ended September 30, 2017, the Company recognized $1 million of non-service cost and $1 million of non-service benefit in Insurance claims and policyholders' benefits and $1 million of non-service cost and $3 million of non-service benefit in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2018	$20	$271	$(758)	$(138)	$(605)
Other comprehensive income (loss) before reclassifications	(1)	(148)	—	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(2), $1, $- and $(1)	—	10	(7)	—	3
Other comprehensive income (loss) net of tax (expense) benefit of $-, $42, $(1), $- and $41	(1)	(158)	7	—	(152)
Balance as of September 30, 2018	$19	$113	$(751)	$(138)	$(757)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2017	$26	$786	$(635)	$(145)	$32
Other comprehensive income (loss) before reclassifications	1	35	—	41	77
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(4), $5, $-, and $1	—	12	(10)	—	2
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(16), $(5), $- and $(21)	1	23	10	41	75
Balance as of September 30, 2017	$27	$809	$(625)	$(104)	$107

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018, as previously reported	$25	$750	$(645)	$(98)	$32
Cumulative effect adjustment from accounting change for adoption of ASU 2018-02(1)	5	137	(130)	—	12
Cumulative effect adjustment from accounting change for adoption of ASU 2016-01(1) net of tax (expense) benefit of $-, $8, $-, $- and $8	—	(28)	—	—	(28)
Balance as of January 1, 2018, as adjusted	30	859	(775)	(98)	16
Other comprehensive income (loss) before reclassifications	(12)	(718)	—	(40)	(770)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(7), $6, $- and $(1)	(1)	28	(24)	—	3
Other comprehensive income (loss) net of tax (expense) benefit of $3, $197, $(6), $- and $194	(11)	(746)	24	(40)	(773)
Balance as of September 30, 2018	$19	$113	$(751)	$(138)	$(757)

(1)	See Note A to the Condensed Consolidated Financial Statements for additional information.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	—	228	—	94	322
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(28), $12, $- and $(17)	3	61	(22)	—	42
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(102), $(12), $- and $(113)	(3)	167	22	94	280
Balance as of September 30, 2017	$27	$809	$(625)	$(104)	$107
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2017. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs and Goodwill are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$684	$782	$255	$133	$—	$(1)	$1,853
Net investment income	124	144	14	200	5	—	487
Non-insurance warranty revenue	258	—	—	—	—	—	258
Other revenues	—	8	1	(1)	2	—	10
Total operating revenues	1,066	934	270	332	7	(1)	2,608
Claims, benefits and expenses
Net incurred claims and benefits	373	496	172	277	(12)	—	1,306
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	153	127	57	—	—	—	337
Non-insurance warranty expense	235	—	—	—	—	—	235
Other insurance related expenses	68	133	36	31	(1)	(1)	266
Other expenses	11	10	3	2	44	—	70
Total claims, benefits and expenses	841	771	268	310	31	(1)	2,220
Core income (loss) before income tax	225	163	2	22	(24)	—	388
Income tax (expense) benefit on core income (loss)	(48)	(36)	(1)	10	4	—	(71)
Core income (loss)	$177	$127	$1	$32	$(20)	$—	317
Net realized investment gains (losses)							14
Income tax (expense) benefit on net realized investment gains (losses)							(1)
Net realized investment gains (losses), after tax							13
Net deferred tax asset remeasurement (1)							6
Net income							$336

(1)	The net deferred tax asset remeasurement as of December 31, 2017 was updated based on the filed 2017 tax return resulting in a $6 million benefit for the three months ended September 30, 2018.

Three months ended September 30, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$692	$752	$226	$136	$—	$—	$1,806
Net investment income	129	166	13	195	6	—	509
Non-insurance warranty revenue	99	—	—	—	—	—	99
Other revenues	1	6	1	—	—	—	8
Total operating revenues	921	924	240	331	6	—	2,422
Claims, benefits and expenses
Net incurred claims and benefits	358	610	200	322	(15)	—	1,475
Policyholders’ dividends	1	4	—	—	—	—	5
Amortization of deferred acquisition costs	151	122	36	—	—	—	309
Non-insurance warranty expense	74	—	—	—	—	—	74
Other insurance related expenses	65	136	48	32	—	—	281
Other expenses	11	6	(4)	2	52	—	67
Total claims, benefits and expenses	660	878	280	356	37	—	2,211
Core income (loss) before income tax	261	46	(40)	(25)	(31)	—	211
Income tax (expense) benefit on core income (loss)	(88)	(14)	2	35	13	—	(52)
Core income (loss)	$173	$32	$(38)	$10	$(18)	$—	159
Net realized investment gains (losses)							(24)
Income tax (expense) benefit on net realized investment gains (losses)							9
Net realized investment gains (losses), after tax							(15)
Net income							$144

Nine months ended September 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,039	$2,278	$739	$398	$—	$(1)	$5,453
Net investment income	376	450	43	598	16	—	1,483
Non-insurance warranty revenue	744	—	—	—	—	—	744
Other revenues	1	24	—	—	2	(1)	26
Total operating revenues	3,160	2,752	782	996	18	(2)	7,706
Claims, benefits and expenses
Net incurred claims and benefits	1,124	1,434	480	907	15	—	3,960
Policyholders’ dividends	3	15	—	—	—	—	18
Amortization of deferred acquisition costs	447	375	170	—	—	—	992
Non-insurance warranty expense	676	—	—	—	—	—	676
Other insurance related expenses	202	386	102	91	(1)	(1)	779
Other expenses	34	31	6	5	153	(1)	228
Total claims, benefits and expenses	2,486	2,241	758	1,003	167	(2)	6,653
Core income (loss) before income tax	674	511	24	(7)	(149)	—	1,053
Income tax (expense) benefit on core income (loss)	(143)	(108)	(7)	43	30	—	(185)
Core income (loss)	$531	$403	$17	$36	$(119)	$—	868
Net realized investment gains (losses)							25
Income tax (expense) benefit on net realized investment gains (losses)							(2)
Net realized investment gains (losses), after tax							23
Net deferred tax asset remeasurement (1)							6
Net income							$897

(1)	The net deferred tax asset remeasurement as of December 31, 2017 was updated based on the filed 2017 tax return resulting in a $6 million benefit for the nine months ended September 30, 2018.

September 30, 2018
(In millions)
Reinsurance receivables	$685	$729	$239	$427	$2,173	$—	$4,253
Insurance receivables	942	1,189	259	10	—	—	2,400
Deferred acquisition costs	315	240	99	—	—	—	654
Goodwill	117	—	30	—	—	—	147
Insurance reserves
Claim and claim adjustment expenses	5,509	8,584	1,689	3,551	2,271	—	21,604
Unearned premiums	2,129	1,520	510	130	—	—	4,289
Future policy benefits	—	—	—	10,605	—	—	10,605

Nine months ended September 30, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,024	$2,129	$629	$404	$—	$(1)	$5,185
Net investment income	394	495	38	587	15	—	1,529
Non-insurance warranty revenue	290	—	—	—	—	—	290
Other revenues	2	24	—	1	1	—	28
Total operating revenues	2,710	2,648	667	992	16	(1)	7,032
Claims, benefits and expenses
Net incurred claims and benefits	1,152	1,459	444	980	4	—	4,039
Policyholders’ dividends	3	11	—	—	—	—	14
Amortization of deferred acquisition costs	440	359	127	—	—	—	926
Non-insurance warranty expense	216	—	—	—	—	—	216
Other insurance related expenses	203	393	106	96	(1)	(1)	796
Other expenses	32	31	(11)	5	146	—	203
Total claims, benefits and expenses	2,046	2,253	666	1,081	149	(1)	6,194
Core income (loss) before income tax	664	395	1	(89)	(133)	—	838
Income tax (expense) benefit on core income (loss)	(223)	(132)	(9)	108	51	—	(205)
Core income (loss)	$441	$263	$(8)	$19	$(82)	$—	633
Net realized investment gains (losses)							62
Income tax (expense) benefit on net realized investment gains (losses)							(19)
Net realized investment gains (losses), after tax							43
Net income							$676

December 31, 2017
(In millions)
Reinsurance receivables	$671	$654	$212	$438	$2,315	$—	$4,290
Insurance receivables	969	1,103	254	8	2	—	2,336
Deferred acquisition costs	318	223	93	—	—	—	634
Goodwill	117	—	31	—	—	—	148
Insurance reserves
Claim and claim adjustment expenses	5,669	8,764	1,636	3,499	2,436	—	22,004
Unearned premiums	2,020	1,409	472	128	—	—	4,029
Future policy benefits	—	—	—	11,179	—	—	11,179

The following table presents operating revenue by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Specialty
Management & Professional Liability	$616	$638	$1,867	$1,896
Surety	153	143	427	403
Warranty & Alternative Risks(1)	297	140	866	411
Specialty revenues	1,066	921	3,160	2,710
Commercial
Middle Market	530	513	1,555	1,450
Small Business	125	131	364	353
Other Commercial Insurance	279	280	833	845
Commercial revenues	934	924	2,752	2,648
International
Canada	66	61	187	164
CNA Europe	94	87	273	238
CNA Hardy	110	92	322	265
International revenues	270	240	782	667
Life & Group revenues	332	331	996	992
Corporate & Other revenues	7	6	18	16
Eliminations	(1)	—	(2)	(1)
Total operating revenues	2,608	2,422	7,706	7,032
Net realized investment gains (losses)	14	(24)	25	62
Total revenues	$2,622	$2,398	$7,731	$7,094

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
Deferred Non-Insurance Warranty Revenue
Non-insurance warranty revenue is primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners. The warranty contracts generally provide coverage from 1 month to 10 years. For warranty products where the Company acts as the principal in the transaction, Non-insurance warranty revenues are reported on a gross basis, with amounts billed to customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense. Non-insurance warranty revenue is reported net of any premiums related to contractual liability coverage issued by the Company's insurance operations. Additionally, the Company provides warranty administration services for dealer and manufacturer obligor warranty products, which include limited warranties and guaranteed automobile protection waivers.
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
The Company had deferred non-insurance warranty revenue balances of $2.9 billion and $3.3 billion reported in Other liabilities as of January 1, 2018 and September 30, 2018. The increase in the deferred revenue balance for the nine months ended September 30, 2018 was primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by cancellations and revenues recognized during the period. For the three and nine months ended September 30, 2018, the Company recognized $200 million and $635 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the three and nine months ended September 30, 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $316 million of the deferred revenue in the remainder of 2018, $891 million in 2019, $718 million in 2020, and $1.4 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
Dealers, retailers and agents earn commission for assisting the Company in obtaining non-insurance warranty contracts. Additionally, the Company utilizes a third-party to perform warranty administrator services for its consumer good warranties. These costs, which are deferred and recorded as Other assets, are amortized to Non-insurance warranty expense consistent with how the related revenue is recognized.
Losses under warranty contracts shall be recognized when it is probable that estimated future costs exceed unrecognized revenue. The Company evaluates deferred costs for recoverability including consideration of anticipated investment income. Adjustments to deferred costs, if necessary, are recorded in the current period results of operations. No adjustments were recorded for the nine months ended September 30, 2018.
As of September 30, 2018, capitalized commission costs were $2.4 billion and capitalized administrator service costs were $22 million. For the three and nine months ended September 30, 2018, the amount of amortization of capitalized costs was $173 million and $494 million and there was no impairment loss related to the costs capitalized.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA. Based on 2017 statutory net written premiums, we are the ninth largest commercial insurer in the United States of America.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Operating Revenues
Net earned premiums	$1,853	$1,806	$5,453	$5,185
Net investment income	487	509	1,483	1,529
Non-insurance warranty revenue	258	99	744	290
Other revenues	10	8	26	28
Total operating revenues	2,608	2,422	7,706	7,032
Claims, Benefits and Expenses
Net incurred claims and benefits	1,306	1,475	3,960	4,039
Policyholders' dividends	6	5	18	14
Amortization of deferred acquisition costs	337	309	992	926
Other insurance related expenses	266	281	779	796
Non-insurance warranty expense	235	74	676	216
Other expenses	70	67	228	203
Total claims, benefits and expenses	2,220	2,211	6,653	6,194
Core income before income tax	388	211	1,053	838
Income tax expense on core income	(71)	(52)	(185)	(205)
Core income	317	159	868	633
Net realized investment gains (losses)	14	(24)	25	62
Income tax (expense) benefit on net realized investment gains (losses)	(1)	9	(2)	(19)
Net realized investment gains (losses), after tax	13	(15)	23	43
Net deferred tax asset remeasurement	6	—	6	—
Net income	$336	$144	$897	$676
Three Month Comparison
Core income increased $158 million for the three months ended September 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income for our Property & Casualty Operations increased approximately $85 million primarily due to lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development and lower net investment income driven by limited partnership returns. Excluding the unfavorable effect of the Federal corporate income tax rate change which reduced the income tax benefit, core income for our Life & Group segment increased approximately $31 million while core loss for our Corporate & Other segment decreased approximately $1 million.
Pretax net catastrophe losses were $46 million and $269 million for the three months ended September 30, 2018 and 2017. Favorable net prior year loss reserve development of $62 million and $115 million was recorded in the three months ended September 30, 2018 and 2017 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income increased $235 million for the nine months ended September 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income for our Property & Casualty Operations increased approximately $92 million primarily due to lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development and lower net investment income driven by limited partnership returns. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income for our Life & Group segment increased approximately $54 million while core loss for our Corporate & Other segment increased approximately $16 million.
Pretax net catastrophe losses were $106 million and $342 million for the nine months ended September 30, 2018 and 2017. Favorable net prior year loss reserve development of $160 million and $227 million was recorded in the nine months ended September 30, 2018 and 2017 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2018	2017
Net written premiums	$688	$695	$2,062	$2,066
Net earned premiums	684	692	2,039	2,024
Net investment income	124	129	376	394
Core income	177	173	531	441

Other performance metrics:
Loss and loss adjustment expense ratio	54.5%	51.7%	55.1%	56.9%
Expense ratio	32.3	31.2	31.8	31.8
Dividend ratio	0.2	0.2	0.2	0.1
Combined ratio	87.0%	83.1%	87.1%	88.8%

Rate	2%	0%	2%	1%
Renewal premium change	3	1	3	3
Retention	84	90	84	89
New business	$93	$60	$266	$177
Three Month Comparison
Net written premiums for Specialty decreased $7 million for the three months ended September 30, 2018 as compared with the same period in 2017 driven by a higher level of ceded reinsurance to support growth in management liability and lower retention partially offset by higher new business and positive renewal premium change. The decrease in net earned premiums was consistent with the trend in net written premiums.
Core income increased $4 million for the three months ended September 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income decreased approximately $27 million driven by lower favorable net prior year loss reserve development partially offset by lower catastrophe losses.
The combined ratio of 87.0% increased 3.9 points for the three months ended September 30, 2018 as compared with the same period in 2017. The loss ratio increased 2.8 points primarily due to lower favorable net prior year loss reserve development partially offset by lower catastrophe losses. Net catastrophe losses were $16 million, or 2.4 points of the loss ratio, for the three months ended September 30, 2018, as compared to $35 million, or 5.0 points of the loss ratio, for the three months ended September 30, 2017. The expense ratio for the three months ended September 30, 2018 increased 1.1 points as compared with the same period in 2017 driven by higher acquisition expenses and lower net earned premiums.
Favorable net prior year loss reserve development of $53 million and $99 million was recorded for the three months ended September 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Specialty decreased $4 million for the nine months ended September 30, 2018 as compared with the same period in 2017 driven by a higher level of ceded reinsurance to support growth in management liability and lower retention partially offset by higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $90 million for the nine months ended September 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income was consistent with the prior period due to improved underwriting results offset by lower net investment income driven by limited partnership returns.
The combined ratio of 87.1% improved 1.7 points for the nine months ended September 30, 2018 as compared with the same period in 2017. The loss ratio improved 1.8 points primarily due to an improved current accident year loss ratio partially offset by lower favorable net prior year loss reserve development. Net catastrophe losses were $22 million, or 1.1 points of the loss ratio, for the nine months ended September 30, 2018, as compared to $44 million, or 2.2 points of the loss ratio, for the nine months ended September 30, 2017. The expense ratio for the nine months ended September 30, 2018 was consistent with the same period in 2017.
Favorable net prior year loss reserve development of $127 million and $134 million was recorded for the nine months ended September 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2018	December 31, 2017
Gross case reserves	$1,591	$1,742
Gross IBNR reserves	3,918	3,927
Total gross carried claim and claim adjustment expense reserves	$5,509	$5,669
Net case reserves	$1,427	$1,600
Net IBNR reserves	3,409	3,407
Total net carried claim and claim adjustment expense reserves	$4,836	$5,007

Commercial
The following table details the results of operations for Commercial.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2018	2017
Net written premiums	$697	$697	$2,339	$2,203
Net earned premiums	782	752	2,278	2,129
Net investment income	144	166	450	495
Core income	127	32	403	263

Other performance metrics:
Loss and loss adjustment expense ratio	63.5%	81.2%	63.0%	68.6%
Expense ratio	33.2	34.2	33.3	35.3
Dividend ratio	0.7	0.5	0.7	0.5
Combined ratio	97.4%	115.9%	97.0%	104.4%

Rate	2%	0%	1%	0%
Renewal premium change	3	2	3	3
Retention	84	86	85	86
New business	$123	$138	$461	$432
Three Month Comparison
Net written premiums for Commercial for the three months ended September 30, 2018 were consistent with the same period in 2017 as growth in gross written premium was offset by a higher level of ceded reinsurance. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $95 million for the three months ended September 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income increased approximately $73 million primarily due to lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development and lower net investment income driven by limited partnership returns.
The combined ratio of 97.4% improved 18.5 points for the three months ended September 30, 2018 as compared with the same period in 2017. The loss ratio improved 17.7 points driven by lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development. Net catastrophe losses were $25 million, or 3.1 points of the loss ratio, for the three months ended September 30, 2018, as compared to $176 million, or 23.9 points of the loss ratio, for the three months ended September 30, 2017. The expense ratio improved 1.0 point for the three months ended September 30, 2018 as compared with the same period in 2017 driven by lower employee costs and higher net earned premiums.
Favorable net prior year loss reserve development of $5 million and $17 million was recorded for the three months ended September 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Commercial increased $136 million for the nine months ended September 30, 2018 as compared with the same period in 2017. The premium rate adjustments in Small Business affected both net written premiums and net earned premiums as more fully discussed in Note F to the Condensed Consolidated Financial Statements under Part 1, Item 1. Excluding the effect of the Small Business premium rate adjustments, net written premiums increased $83 million driven by higher new business and positive renewal premium change. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $140 million for the nine months ended September 30, 2018 as compared with the same period in 2017. Excluding the favorable effect of the Federal corporate income tax rate change and the unfavorable Small Business premium rate adjustments, core income increased approximately $51 million primarily due to lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development and lower net investment income driven by limited partnership returns.
The combined ratio of 97.0% improved 7.4 points for the nine months ended September 30, 2018 as compared with the same period in 2017. The loss ratio improved 5.6 points driven by lower net catastrophe losses partially offset by lower favorable net prior year loss reserve development. Net catastrophe losses were $73 million, or 3.1 points of the loss ratio, for the nine months ended September 30, 2018, as compared to $238 million, or 11.1 points of the loss ratio, for the nine months ended September 30, 2017. Excluding the Small Business premium rate adjustments, the expense ratio improved 1.2 points driven by lower employee costs and IT spend.
Favorable net prior year loss reserve development of $27 million and $94 million was recorded for the nine months ended September 30, 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2018	December 31, 2017
Gross case reserves	$4,184	$4,427
Gross IBNR reserves	4,400	4,337
Total gross carried claim and claim adjustment expense reserves	$8,584	$8,764
Net case reserves	$3,835	$4,103
Net IBNR reserves	4,069	4,033
Total net carried claim and claim adjustment expense reserves	$7,904	$8,136

International
The following table details the results of operations for International.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2018	2017
Net written premiums	$196	$207	$762	$664
Net earned premiums	255	226	739	629
Net investment income	14	13	43	38
Core income (loss)	1	(38)	17	(8)

Other performance metrics:
Loss and loss adjustment expense ratio	67.6%	88.4%	65.0%	70.6%
Expense ratio	36.3	37.5	36.8	37.2
Combined ratio	103.9%	125.9%	101.8%	107.8%

Rate	3%	1%	3%	0%
Renewal premium change	8	3	6	2
Retention	67	76	77	79
New business	$72	$69	$248	$207
Three Month Comparison
Net written premiums for International decreased $11 million for the three months ended September 30, 2018 as compared with the same period in 2017. Excluding the effect of foreign currency exchange rates, net written premiums decreased $9 million or 4% for the three months ended September 30, 2018 as compared with the same period in 2017 driven by a higher level of ceded reinsurance. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core results improved $39 million for the three months ended September 30, 2018 as compared with the same period in 2017 driven by lower net catastrophe losses. The effect of the Federal corporate income tax rate change was not significant.
The combined ratio of 103.9% improved 22.0 points for the three months ended September 30, 2018 as compared with the same period in 2017. The loss ratio improved 20.8 points, primarily due to lower net catastrophe losses partially offset by a higher number of large property losses in CNA Hardy. Net catastrophe losses were $5 million, or 2.1 points of the loss ratio, for the three months ended September 30, 2018, as compared to $58 million, or 27.5 points of the loss ratio for the three months ended September 30, 2017. The expense ratio improved 1.2 points for the three months ended September 30, 2018 as compared with the same period in 2017 driven by higher net earned premiums.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended September 30, 2018 as compared with unfavorable net prior year loss reserve development of $1 million for the three months ended September 30, 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for International increased $98 million for the nine months ended September 30, 2018 as compared with the same period in 2017. Excluding the effect of foreign currency exchange rates, net written premiums increased $69 million or 10% for the nine months ended September 30, 2018 as compared with the same period in 2017 driven by positive renewal premium change and higher new business partially offset by a higher level of ceded reinsurance. The increase in net earned premiums was consistent with the trend in net written premiums.
Core results improved $25 million for the nine months ended September 30, 2018 as compared with the same period in 2017 driven by lower net catastrophe losses partially offset by unfavorable period over period foreign currency exchange results. The effect of the Federal corporate income tax rate change was not significant.
The combined ratio of 101.8% improved 6.0 points for the nine months ended September 30, 2018 as compared with the same period in 2017. The loss ratio improved 5.6 points, primarily due to lower net catastrophe losses partially offset by a higher number of large property losses. Net catastrophe losses were $11 million, or 1.5 points of the loss ratio, for the nine months ended September 30, 2018, as compared to $60 million, or 10.3 points of the loss ratio, for the nine months ended September 30, 2017. The expense ratio improved 0.4 points for the nine months ended September 30, 2018 as compared with the same period in 2017 driven by higher net earned premiums partially offset by higher employee costs.
Favorable net prior year loss reserve development of $4 million was recorded for the nine months ended September 30, 2018 as compared with unfavorable net prior year loss reserve development of $1 million for the nine months ended September 30, 2017. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Effective October 1 2018, CNA Hardy will no longer write property treaty, marine hull, and construction all risk/erection all risk through the Lloyd’s platform. While these three classes combined represent a relatively small component of the International segment’s business, it may result in lower net written premiums within the CNA Hardy business.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2018	December 31, 2017
Gross case reserves	$811	$744
Gross IBNR reserves	878	892
Total gross carried claim and claim adjustment expense reserves	$1,689	$1,636
Net case reserves	$677	$640
Net IBNR reserves	775	792
Total net carried claim and claim adjustment expense reserves	$1,452	$1,432

Life & Group
The following table details the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Net earned premiums	$133	$136	$398	$404
Net investment income	200	195	598	587
Core income (loss) before income tax	22	(25)	(7)	(89)
Income tax benefit on core income (loss)	10	35	43	108
Core income	32	10	36	19
Three Month Comparison
Core income increased $22 million for the three months ended September 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income increased approximately $31 million. This increase was driven by a $24 million after-tax reduction in long term care claim reserves resulting from the annual claims experience study. This study was completed in the third quarter of 2018 as compared to the fourth quarter in 2017. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. Morbidity continues to trend in line with expectations.
Nine Month Comparison
Core income increased $17 million for the nine months ended September 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income increased approximately $54 million. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. The favorable persistency trend was partially offset by a significant number of policies converting to a fully paid-up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact. Morbidity continues to trend in line with expectations. Additionally, core income for the nine months ended September 30, 2018 includes the $24 million benefit of the reduction in long term care claim reserves resulting from the annual claims experience study.
Life & Group Policyholder Reserves
Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. The GPV process occurred in the third quarter of 2018 as compared to the fourth quarter in 2017. See Reserves - Estimates and Uncertainties section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the reserving process.

The September 30, 2018 GPV indicated our recorded reserves included a margin of approximately $182 million. A summary of the changes in the estimated reserve margin is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
December 31, 2017 Estimated Margin	$246
Changes in underlying morbidity assumptions	(213)
Changes in underlying persistency assumptions and inforce policy inventory	(86)
Changes in underlying discount rate assumptions	17
Changes in underlying premium rate action assumptions	178
Changes in underlying expense and other assumptions	40
September 30, 2018 Estimated Margin	$182
The decrease in the margin in 2018 was driven by the removal of the future morbidity improvement assumption and extending the period of mortality improvement within the persistency assumptions. These unfavorable drivers were partially offset by higher than expected rate increases on active rate action programs and favorable changes to the underlying expense and discount rate assumptions.
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

September 30, 2018
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
5% increase in morbidity	$460
10% increase in morbidity	1,103
Persistency:
5% decrease in active life mortality and lapse	$31
10% decrease in active life mortality and lapse	253
Discount Rates:
50 basis point decline in future interest rates	$140
100 basis point decline in future interest rates	500
Premium Rate Actions:
50% decrease in anticipated future premium rate increases	$—

While the GPV process indicated there is margin in the recorded future policy benefit reserves at September 30, 2018, management noted that its projections indicate a pattern of expected profits in earlier future years followed by expected losses in later future years ("profits followed by losses"). In that circumstance, GAAP requires that the future policy benefit reserves should be increased in the profitable years by an amount necessary to offset losses that would be recognized in later years.
As a result, in the fourth quarter of 2018 the Company will begin to establish additional future policy benefit reserves in periods where the long term care business generates core income. The amount of the additional future policy benefit reserves in each quarterly period will be based on the ratio of the present value of future losses divided by the present value of future profits resulting from the most recently completed GPV.
The need for additional future policy benefit reserves for profits followed by losses as well as the percentage used to establish such reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2019.
The following table summarizes policyholder reserves for Life & Group.

September 30, 2018
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,689	$9,078	$11,767
Structured settlement annuities	535	—	535
Other	16	—	16
Total	3,240	9,078	12,318
Shadow adjustments (1)	118	1,293	1,411
Ceded reserves (2)	193	234	427
Total gross reserves	$3,551	$10,605	$14,156

December 31, 2017
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,568	$8,959	$11,527
Structured settlement annuities	547	—	547
Other	16	—	16
Total	3,131	8,959	12,090
Shadow adjustments (1)	159	1,990	2,149
Ceded reserves (2)	209	230	439
Total gross reserves	$3,499	$11,179	$14,678

(1)
To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

(2)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Corporate & Other
The following table details the results of operations for Corporate & Other.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Net investment income	$5	$6	$16	$15
Interest expense	33	39	101	116
Core loss	(20)	(18)	(119)	(82)
Three Month Comparison
Core loss increased $2 million for the three months ended September 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core loss decreased approximately $1 million.
Nine Month Comparison
Core loss increased $37 million for the nine months ended September 30, 2018 as compared with the same period in 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core loss increased approximately $16 million driven by non-recurring costs of $27 million associated with the transition to a new IT infrastructure service provider and higher adverse net prior year reserve development recorded in 2018 for A&EP under the LPT, as compared to the prior year period.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2018	December 31, 2017
Gross case reserves	$1,170	$1,371
Gross IBNR reserves	1,101	1,065
Total gross carried claim and claim adjustment expense reserves	$2,271	$2,436
Net case reserves	$91	$94
Net IBNR reserves	105	111
Total net carried claim and claim adjustment expense reserves	$196	$205

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Fixed income securities:
Taxable fixed income securities	$366	$350	$1,070	$1,051
Tax-exempt fixed income securities	93	106	298	320
Total fixed income securities	459	456	1,368	1,371
Limited partnership and common stock investments	23	51	96	157
Other, net of investment expense	5	2	19	1
Pretax net investment income	$487	$509	$1,483	$1,529
Fixed income securities, after tax	$378	$330	$1,130	$994
Net investment income, after tax	400	363	1,221	1,096

Effective income yield for the fixed income securities portfolio, pretax	4.7%	4.7%	4.7%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%	3.9%	3.4%
Pretax net investment income decreased $22 million for the three months ended September 30, 2018 as compared with the same period in 2017. The decrease was driven by limited partnership and common stock investments, which returned 0.9% in 2018 as compared with 2.2% in the prior year period. However, despite the decline in limited partnership income, net investment income, after tax, increased $37 million for the three months ended September 30, 2018 as compared with the same period in 2017 driven by the lower Federal corporate income tax rate.
Pretax net investment income decreased $46 million for the nine months ended September 30, 2018 as compared with the same period in 2017. The decrease was driven by limited partnership and common stock investments, which returned 4.0% in 2018 as compared with 6.8% in the prior year period. However, despite the decline in limited partnership income, net investment income, after tax, increased $125 million for the nine months ended September 30, 2018 as compared with the same period in 2017 driven by the lower Federal corporate income tax rate.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
Fixed maturity securities:
Corporate bonds and other	$8	$14	$36	$85
States, municipalities and political subdivisions	9	4	35	14
Asset-backed	(7)	(2)	(39)	(7)
Total fixed maturity securities	10	16	32	92
Non-redeemable preferred stock	2	—	(23)	—
Short term and other	2	(40)	16	(30)
Net realized investment gains (losses)	14	(24)	25	62
Income tax (expense) benefit on net realized investment gains (losses)	(1)	9	(2)	(19)
Net realized investment gains (losses), after tax	$13	$(15)	$23	$43
Pretax net realized investment results improved $38 million for the three months ended September 30, 2018 as compared with the same period in 2017. The prior period Net realized investment losses included a pretax loss of $42 million as a result of the redemption of our $350 million senior notes due November 2019.
Pretax net realized investment gains decreased $37 million for the nine months ended September 30, 2018 as compared with the same period in 2017. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock. Additionally, the prior period included the pretax loss of $42 million discussed above.
Further information on our realized gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2018		December 31, 2017
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,430	$(96)	$4,514	$21
AAA	3,064	221	1,954	152
AA	6,575	459	8,982	914
A	8,838	525	9,643	952
BBB	13,997	417	13,554	1,093
Non-investment grade	2,724	50	2,840	140
Total	$39,628	$1,576	$41,487	$3,272
As of September 30, 2018 and December 31, 2017, 3% and 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$3,735	$113
AAA	488	10
AA	1,093	19
A	2,558	57
BBB	6,319	167
Non-investment grade	1,031	37
Total	$15,224	$403
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$231	$6
Due after one year through five years	2,540	37
Due after five years through ten years	10,369	294
Due after ten years	2,084	66
Total	$15,224	$403

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

	September 30, 2018		December 31, 2017
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,155	8.2	$16,797	8.4
Other investments	25,407	4.5	26,817	4.4
Total	$41,562	5.9	$43,614	5.9
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	September 30, 2018	December 31, 2017
Short term investments:
Commercial paper	$895	$905
U.S. Treasury securities	227	355
Other	168	176
Total short term investments	$1,290	$1,436

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2018, net cash provided by operating activities was $868 million as compared with $894 million for the same period in 2017. The decrease in cash provided by operating activities was driven by higher income taxes paid and higher net claim payments partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of available-for-sale financial instruments and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $80 million for the nine months ended September 30, 2018, as compared with net cash used of $218 million for the same period in 2017. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the nine months ended September 30, 2018, net cash used by financing activities was $989 million as compared with $673 million for the same period in 2017. In the third quarter of 2018, we redeemed the $30 million of subordinated variable rate debt of CNA Hardy due September 15, 2036. In the first quarter of 2018, we redeemed the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018. In the third quarter of 2017, we issued $500 million of 3.45% senior notes due August 15, 2027 and redeemed the $350 million outstanding aggregate principal balance of our 7.35% senior notes due November 15, 2019.
Common Stock Dividends
Dividends of $2.95 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2018. On November 2, 2018, our Board of Directors declared a quarterly dividend of $0.35 per share, payable December 5, 2018 to stockholders of record on November 19, 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2018 CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2018 that would not be subject to the Department's prior approval is $1,073 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $100 million during the three months ended December 31, 2017 and $910 million during the nine months ended September 30, 2018. As of September 30, 2018 CCC is able to pay approximately $63 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the United Kingdom (U.K.) approved an exit from the European Union (E.U.), commonly referred to as "Brexit.” Brexit is scheduled to be completed in early 2019. As treaties between the U.K. and the E.U. have not been finalized, as of January 1, 2019, we intend to write business in the E.U. through our recently established European subsidiary in Luxembourg as our U.K.-domiciled subsidiary will presumably no longer provide a platform for our operations throughout the European continent. As a result of such structural changes and modification to our European operations, the complexity and cost of regulatory compliance of our European business has increased and will likely continue to result in elevated expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2018. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2018, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2018.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: November 5, 2018	By	/s/ James M. Anderson
James M. Anderson Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE