Form 10-K
period 2018-12-31
CNA FINANCIAL CORP
filed 2019-02-13
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 8, 2019, 271,469,504 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $1,295 million based on the closing price of $45.68 per share of the common stock on the New York Stock Exchange on June 29, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2019 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited and Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy). Loews Corporation (Loews) owned approximately 89% of our outstanding common stock as of December 31, 2018.
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
Competition
The property and casualty insurance industry is highly competitive both as to rate and service. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. Accordingly, we must continuously allocate resources to refine and improve our insurance products and services. We are one of the largest commercial property and casualty insurance companies in the United States of America (U.S.).
Current Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to corporate governance requirements, risk management practices and disclosures and premium rate regulations requiring rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets or payments may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payments.
As our insurance operations are conducted in both domestic and foreign jurisdictions, we are subject to a number of regulatory agency requirements applicable to a portion, or all, of our operations. These include but are not limited to, the State of Illinois Department of Insurance (which is our global group-wide supervisor), the U.K. Prudential Regulatory Authority and Financial Conduct Authority, the Office of Superintendent of Financial Institutions in Canada and the Bermuda Monetary Authority.
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
Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, cybersecurity risk management, federal financial services reforms and certain tax reforms.
The Terrorism Risk Insurance Program Reauthorization Act of 2015 provides for a federal government backstop for insured terrorism risks through 2020. The mitigating effect of such law is part of the analysis of our overall risk posture for terrorism and, accordingly, our risk positioning may change if such law were modified.
We also continue to invest in the security of our systems and network on an enterprise-wide basis. This requires investment of a significant amount of resources by us on an ongoing basis. Potential implications of possible cybersecurity legislation on such current investment, if any, are uncertain.
The foregoing laws, regulations and proposals, either separately or in the aggregate, create a regulatory and legal environment that may require changes in our business plan or significant investment of resources in order to operate in an effective and compliant manner.
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
Hardy, a specialized Lloyd's of London (Lloyd's) underwriter, is also supervised by the Council of Lloyd's, which is the franchisor for all Lloyd's operations. The Council of Lloyd's has wide discretionary powers to regulate Lloyd's underwriting, such as establishing the capital requirements for syndicate participation. In addition, the annual business plan of each syndicate is subject to the review and approval of the Lloyd's Franchise Board, which is responsible for business planning and monitoring for all syndicates.
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European operations and are enacted by the European Commission, the executive body of the European Union (E.U.). Additionally, the International Association of Insurance Supervisors (IAIS) continues to consider regulatory proposals addressing group supervision, capital requirements and enterprise risk management as more fully discussed below.
Regulation Outlook
The IAIS has developed a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame) which is focused on the effective group-wide supervision of internationally active insurance groups, such as CNA. As part of ComFrame, the IAIS is developing an international capital standard for insurance groups. While the details of ComFrame, including a global group capital standard and its applicability to CNA, are uncertain at this time, certain jurisdictional regulatory regimes are subject to revision in response to these global developments.
There have also been definitive developments with respect to prudential insurance supervision unrelated to the IAIS activities. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (USTR) and the E. U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-E.U. Covered Agreement). The U.S.-E.U. Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR, and the United Kingdom (U.K.) announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-U.K. Covered

Agreement). This Agreement has similar terms as the U.S.-E.U. Covered Agreement, and will become effective upon the U.K.'s exit from the E.U.
Because these covered agreements are not self-executing, U.S. state laws will need to be revised to change reinsurance collateral requirements to conform to the provisions within each of the agreements. Before any such revision to state laws can be advanced, the NAIC must develop a new approach for determination of the appropriate reserve credit under statutory accounting for E.U. and U.K. based alien reinsurers. In addition, the NAIC is currently developing an approach to group capital regulation as the current U.S. regulatory regime is based on legal entity regulation. Both the reinsurance collateral requirement change and adoption of group capital regulation must be effected by the states within five years from the signing of the Covered Agreements, or states risk federal preemption. We will monitor the modification of state laws and regulations in order to comply with the provisions of the Covered Agreements and assess potential effects on our operations and prospects.
Employee Relations
As of December 31, 2018, we had approximately 6,100 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
We have comprehensive benefit plans for substantially all of our employees, including retirement and savings plans, disability programs, group life programs and group health care programs. See Note I to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans.
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including CNA. The public can obtain any documents that we file with the SEC at www.sec.gov.
We also make available free of charge on or through our internet website at www.cna.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 151 N. Franklin Street, Chicago, IL 60606, Attn: Scott L. Weber, Executive Vice President and General Counsel.

ITEM 1A. RISK FACTORS
Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business and insurer financial strength and corporate debt ratings. We have described below the most significant risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be as significant that may also affect our business. You should carefully consider and evaluate all of the information included in this report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
If we determine that our recorded insurance reserves are insufficient to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, we may need to increase our insurance reserves which would result in a charge to our earnings.
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include frequency of claims, claim severity, mortality, morbidity, discount rates, inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as general liability and workers' compensation, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with our insurance reserves are outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of MD&A in Item 7.
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
Our active life reserves for long term care policies are based on our best estimate assumptions as of December 31, 2015, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for our reserve estimates, are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, we may be required to increase our reserves. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain, because the required projection period is very long and there is limited claim history. Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
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
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. As a result of the items discussed above, catastrophe losses are particularly difficult to estimate. Additionally, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely affect the cost and availability of reinsurance.
Claim frequency and severity for some lines of business can be correlated to external factors such as economic activity, financial market volatility, increasing health care costs or changes in the legal or regulatory environment. Claim frequency and severity can also be correlated to insureds' use of common business practices, equipment, vendors or software. This can result in multiple insured losses emanating out of the same underlying cause. In these instances, we may be subject to increased claim frequency and severity across multiple policies or lines of business concurrently. While we do not define such systemic losses as catastrophes for financial reporting purposes, they are similar to catastrophes in terms of the uncertainty and potential impact on our results.
We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in material losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy

A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2018 is $3.1 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.
In addition, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model, including input errors, data errors and human error. As a result, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or fail to appropriately estimate the risks we are exposed to, our business, financial condition, results of operations or liquidity may be materially adversely affected.
We face intense competition in our industry; we may be adversely affected by the cyclical nature of the property and casualty business and the evolving landscape of our distribution network.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services to remain competitive. We compete with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than we do, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with us to the extent that markets continue to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, resulting in increased pressures on our ability to remain competitive, particularly in obtaining pricing that is both attractive to our customer base and risk-appropriate to us.
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
We market our insurance products worldwide primarily through independent insurance agents, insurance brokers, and managing general underwriters who also promote and distribute the products of our competitors. Any change in our relationships with our distribution network agents, brokers or managing general underwriters including as a result of consolidation and their increased promotion and distribution of our competitors' products, could adversely affect our ability to sell our products. As a result, our business volume and results of operations could be materially adversely impacted.
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
We may not be able to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, which could result in increased exposure to risk or a decrease in our underwriting commitments.
A primary reason we purchase reinsurance is to manage our exposure to risk. Under our ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, we may have increased exposure to risk. Alternatively, we may be unwilling to bear the increased risk and would reduce the level of our underwriting commitments.
We may not be able to collect amounts owed to us by reinsurers, which could result in higher net incurred losses.
We have significant amounts recoverable from reinsurers which are reported as receivables on our Consolidated Balance Sheets and are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefit reserves. The ceding of insurance does not, however, discharge our primary liability for claims. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. Certain of our reinsurance carriers could experience credit downgrades by rating agencies within the term of our contractual relationship, which would indicate an increase in the likelihood that we would not be able to recover amounts due. In addition, reinsurers could dispute amounts which we believe are due to us. If the amounts collected from reinsurers, including any collateral, are less than the amounts recorded by us, our net incurred losses will be higher.
We may not be able to collect amounts owed to us by policyholders who hold deductible policies and/or who purchase retrospectively rated policies, which could result in higher net incurred losses.
A portion of our business is written under deductible policies. Under these policies, we are obligated to pay the related insurance claims and are reimbursed by the policyholder to the extent of the deductible, which may be significant. Moreover, certain policyholders purchase retrospectively rated workers' compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium, which may be significant. As a result, we are exposed to policyholder credit risk. If the amounts collected from policyholders, including any collateral, are less than the amounts recorded by us, our net incurred losses will be higher.

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
The foregoing risks could expose us to monetary and reputational damages. Potential exposures include substantially increased compliance costs and required computer system upgrades and security-related investments.
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
The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. Any such legal or regulatory action could have a material adverse effect on our operations.
Inability to detect and prevent significant employee or third party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on our behalf could result in a materially adverse effect on our operations.
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
Portions of our insurance business is underwritten and serviced by third parties. With respect to underwriting, our contractual arrangements with third parties will typically grant them limited rights to write new and renewal policies, subject to contractual restrictions and obligations and requiring them to underwrite within the terms of our licenses. Should these third parties issue policies that exceed these contractual restrictions, we could be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance we might not be fully indemnified for such third parties’ contractual breaches.
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
We have also licensed certain systems from third parties. We cannot be certain that we will have access to these systems or that our information technology or application systems will continue to operate as intended.
These risks could adversely impact our reputation or client relationships or have a material adverse effect on our financial condition or results of operations.
Loss of key vendor relationships and issues relating to the transitioning of vendor relationships could result in a materially adverse effect on our operations.
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
The successful execution of our business plan depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry for qualified employees with specialized industry experience, we may encounter obstacles to our ability to attract and retain such employees, which could materially adversely affect our results of operations.
We are controlled by a single stockholder which could result in potential conflicts of interest.
Loews beneficially owned approximately 89% of our outstanding shares of common stock as of December 31, 2018, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, four officers of Loews currently serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews.  It is possible that potential conflicts of interest could arise in the future for our directors who are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.
We are subject to capital adequacy requirements and, if we are unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of our legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction's regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business in the applicable jurisdictions and specialized markets. If we are required to record a material charge against earnings in connection with a change in estimated insurance reserves, the occurrence of a catastrophic event, or if we incur significant losses related to our investment portfolio, which severely deteriorates our capital position, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
Globally, insurance regulators are working cooperatively to develop a common framework for the supervision of internationally active insurance groups that includes an International Capital Standard (ICS) that may need to be implemented on a group basis. Finalization and adoption of this framework, including the ICS, could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our corporate obligations, are limited by insurance regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary insurance regulator, are generally limited to amounts determined by formulas that vary by jurisdiction. If we are restricted from paying or receiving intercompany dividends, by regulatory rule or otherwise, we may not be able to fund our corporate obligations and debt service requirements or pay our stockholders dividends from available cash. As a result, we would need to look to other sources of capital which may be more expensive or may not be available at all.
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
In addition, it is possible that a significant lowering of the corporate debt ratings of Loews by certain of the rating agencies could result in an adverse effect on our ratings, independent of any change in our circumstances.
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
Changes in accounting principles and financial reporting requirements could adversely affect our results of operations or financial condition.
We are required to prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), as promulgated by the Financial Accounting Standards Board (FASB).  It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.  For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note A to the Consolidated Financial Statements included under Item 8.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in various cities throughout the U.S. and in other countries. The following table sets forth certain information with respect to our principal office locations.

Location	Amount (Square Feet) of Space Leased and Occupied by CNA	Principal Usage
151 N. Franklin Street, Chicago, Illinois	245,582	Principal executive offices of CNAF
333 S. Wabash Avenue, Chicago, Illinois	104,393	Corporate offices
500 Colonial Center Parkway, Lake Mary, Florida	73,191	Property and casualty insurance offices
125 S. Broad Street, New York, New York	52,341	Property and casualty insurance offices
101 S. Reid Street, Sioux Falls, South Dakota	49,222	Property and casualty insurance offices
1 Meridian Boulevard, Wyomissing, Pennsylvania	47,629	Property and casualty insurance offices
4150 N. Drinkwater Boulevard, Scottsdale, Arizona	43,354	Property and casualty insurance offices
801 Warrenville Road, #700, Lisle, Illinois	28,421	Property and casualty insurance offices
20 Fenchurch Street, London, U.K.	25,641	Property and casualty insurance offices
66 Wellington Street, Toronto, O.N.	24,226	Property and casualty insurance offices
We lease all of the office space described above. We consider our properties to be in generally good condition, well maintained and suitable and adequate to carry on our business.
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
As of February 8, 2019, we had 271,469,504 shares of common stock outstanding and approximately 89% of our outstanding common stock was owned by Loews. We had 936 stockholders of record as of February 8, 2019 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases were made in 2018 or 2017.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2014, and that dividends, if any, were reinvested.

Company / Index	Base Period	2014	2015	2016	2017	2018
CNA Financial Corporation	$100.00	$94.76	$92.57	$120.56	$165.09	$146.66
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Property & Casualty Insurance Index	100.00	115.74	126.77	146.69	179.52	171.10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial data. The table should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.

As of or for the years ended December 31
(In millions, except per share data)	2018	2017	2016	2015	2014
Results of Operations:
Revenues	$10,134	$9,542	$9,366	$9,101	$9,692
Income (loss) from continuing operations, net of tax	$813	$899	$859	$479	$888
(Loss) income from discontinued operations, net of tax	—	—	—	—	(197)
Net income (loss)	$813	$899	$859	$479	$691
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$2.99	$3.32	$3.18	$1.77	$3.29
(Loss) income from discontinued operations	—	—	—	—	(0.73)
Basic earnings (loss) per share	$2.99	$3.32	$3.18	$1.77	$2.56
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$2.98	$3.30	$3.17	$1.77	$3.28
(Loss) income from discontinued operations	—	—	—	—	(0.73)
Diluted earnings (loss) per share	$2.98	$3.30	$3.17	$1.77	$2.55
Dividends declared per common share	$3.30	$3.10	$3.00	$3.00	$2.00
Financial Condition:
Total investments	$44,486	$46,870	$45,420	$44,699	$46,262
Total assets	57,152	56,567	55,233	55,045	55,564
Insurance reserves	36,764	37,212	36,431	36,486	36,380
Long and short term debt	2,680	2,858	2,710	2,560	2,557
Stockholders' equity	11,217	12,244	11,969	11,756	12,794
Book value per common share	$41.32	$45.15	$44.25	$43.49	$47.39

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
CRITICAL ACCOUNTING ESTIMATES
The preparation of Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the amount of revenues and expenses reported during the period. Actual results may differ from those estimates.
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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Note A to the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, equity, business, and insurer financial strength and corporate debt ratings.
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care policies and are estimated using actuarial estimates about morbidity and persistency as well as assumptions about expected investment returns and future premium rate increases. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves-Estimates and Uncertainties section below.
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
Additionally, exposure exists with respect to the collectibility of amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies and retrospectively rated policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances due from insureds, currently as well as in the future, historical business default data, management's experience and current economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations or equity could be materially adversely affected.

Valuation of Investments and Impairment of Securities
Our fixed maturity and equity securities are carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which requires us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on our fair value measurements is in Note C to the Consolidated Financial Statements included under Item 8.
Our fixed maturity securities are subject to market declines below amortized cost that may be other-than-temporary and therefore result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not a decline is other-than-temporary include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment exists regarding the evaluation of the financial condition and expected near-term and long-term prospects of the issuer or the underlying collateral, the relevant industry conditions and trends, and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Further information on our process for evaluating impairments is in Note A to the Consolidated Financial Statements included under Item 8.
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
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers, it can encompass several lines of business provided to a specific set of customers such as aging services, or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, workers' compensation, general liability, medical professional liability, other professional liability and management liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine, surety and warranty. Specialty, Commercial and International contain both long-tail and short-tail exposures. Corporate & Other contains run-off long-tail exposures.
Various methods are used to project ultimate losses for both long-tail and short-tail exposures.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors, including the impact of inflation on claim costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.
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
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method.  For most of our products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we may not assign much, if any, weight to the paid and incurred development methods. We may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods.  For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-tail exposures.
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
Professional liability, management liability and surety products include professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $4.7 billion as of December 31, 2018.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $350 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $300 million. Our net reserves for workers' compensation were approximately $4.0 billion as of December 31, 2018.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.4 billion as of December 31, 2018.
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
Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of the claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in our results of operations in the period in which the need for such adjustment is determined, and could materially adversely affect our results of operations, equity and business and insurer financial strength and corporate debt ratings. Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions and the associated GPV required reserves. The last independent assessment was performed in 2017.
Our most recent GPV indicated the future policy benefit reserves for our long term care business were not deficient in the aggregate, but profits are expected to be recognized in early years followed by losses in later years. In that circumstance, future policy benefit reserves are increased in the profitable years by an amount necessary to offset losses that are projected to be recognized in later years. The amount of the additional future policy benefit reserves recorded in each quarterly period is based on the ratio of the present value of future losses divided by the present value of future profits from the most recently completed GPV applied to long term care core income.

The GPV process was performed in the third quarter of 2018 as compared to the fourth quarter in 2017. The September 30, 2018 GPV indicated our recorded reserves included a margin of approximately $182 million. A summary of the changes in the estimated reserve margin is presented in the table below:

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

2018 GPV
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

CATASTROPHES AND RELATED REINSURANCE
We generally define catastrophe loss events in the U.S. consistent with the definition of the Property Claims Service (PCS). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., we define a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International segment.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $252 million, $380 million and $165 million for the years ended December 31, 2018, 2017 and 2016.

•
Net catastrophe losses for the year ended December 31, 2018 included $88 million related to Hurricane Michael, $47 million related to the California wildfires and $33 million related to Hurricane Florence. The remaining net catastrophe losses in 2018 resulted primarily from U.S. weather related events.

•
Net catastrophe losses for the year ended December 31, 2017 included $256 million related to Hurricanes Harvey, Irma and Maria and also required reinsurance reinstatement premium of $4 million. The remaining net catastrophe losses in 2017 resulted primarily from the California wildfires and U.S. weather related events.

•	Net catastrophe losses for the year ended December 31, 2016 related primarily to U.S. weather-related events and the Fort McMurray wildfires.
We generally seek to manage our exposure to catastrophes through the purchase of catastrophe reinsurance and have catastrophe reinsurance treaties that cover property and workers’ compensation losses. We conduct an ongoing review of our risk and catastrophe coverages and from time to time make changes as we deem appropriate. The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2019.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded. The treaty has a term of January 1, 2019 to May 1, 2020. The 2019 treaty provides coverage for the accumulation of losses from catastrophe occurrences above our per occurrence retention of $250 million up to $1.0 billion. There is no co-participation for the treaty term. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2019 to January 1, 2020 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our retention of $25 million. The treaty also provides $475 million of coverage for the accumulation of covered losses related to terrorism events above our retention of $25 million. Of this $475 million in Terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. We also purchased a targeted facultative facility to address exposure accumulations in specific peak Terrorism zones.

Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA)
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2020. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $180 million industry-wide for calendar year 2019, with the threshold increasing to $200 million for 2020. Under the current provisions of the program, in 2019, the federal government will reimburse 81% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. This amount will decrease to 80% in the year 2020. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2018 earned premiums, our estimated deductible under the program is $1.4 billion for 2019. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations including our financial measure, Core income (loss). For more detailed components of our business operations and a discussion of the core income (loss) financial measure, see the segment sections within this MD&A. For further discussion of Net investment income and Net realized investment results, see the Investments section of this MD&A.

Years ended December 31
(In millions)	2018	2017	2016
Operating Revenues
Net earned premiums	$7,312	$6,988	$6,924
Net investment income	1,817	2,034	1,988
Non-insurance warranty revenue(1)	1,007	390	361
Other revenues	50	37	43
Total operating revenues	10,186	9,449	9,316
Claims, Benefits and Expenses
Net incurred claims and benefits	5,547	5,288	5,270
Policyholders' dividends	25	22	13
Amortization of deferred acquisition costs	1,335	1,233	1,235
Other insurance related expenses	1,039	1,098	1,122
Non-insurance warranty expense(1)	923	299	271
Other expenses	301	292	318
Total claims, benefits and expenses	9,170	8,232	8,229
Core income before income tax	1,016	1,217	1,087
Income tax expense on core income	(171)	(298)	(263)
Core income	845	919	824
Net realized investment (losses) gains	(52)	93	50
Income tax benefit (expense) on net realized investment (losses) gains	14	(30)	(15)
Net realized investment (losses) gains, after tax	(38)	63	35
Net deferred tax asset remeasurement	6	(83)	—
Net income	$813	$899	$859

(1)	See Notes A and R to the Consolidated Financial Statements included under Item 8 for further information regarding Non-insurance warranty revenue and Non-insurance warranty expense.
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” was signed into law (Tax Reform Legislation). The Tax Reform Legislation provided for a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, among other provisions. We were required to recognize the effect of the tax rate change on our deferred tax assets in the period the tax rate change was signed into law. Consequently, we recorded a non-cash increase to Income tax expense of $83 million in the Consolidated Statements of Operations for the year ended December 31, 2017. Based on the filed 2017 tax return, the effect of the tax rate change decreased Income tax expense by $6 million for the year ended December 31, 2018.

2018 Compared with 2017
Core income decreased $74 million in 2018 as compared with 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income for our Property & Casualty Operations decreased approximately $158 million primarily due to lower net investment income driven by limited partnership returns and lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. Excluding the unfavorable effect of the Federal corporate income tax rate change which reduced the income tax benefit, core income for our Life & Group segment increased approximately $42 million while core loss for our Corporate & Other segment increased approximately $46 million.
Pretax net catastrophe losses were $252 million in 2018 as compared with $380 million in 2017. Favorable net prior year loss reserve development of $181 million and $308 million was recorded in 2018 and 2017 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
2017 Compared with 2016
Core income increased $95 million in 2017 as compared with 2016. Core income for our Property & Casualty Operations declined $23 million primarily driven by higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results. Core loss for our operations outside of Property & Casualty Operations improved $118 million driven by lower adverse prior year A&EP reserve development.
Pretax net catastrophe losses were $380 million in 2017 as compared with $165 million in 2016. Favorable net prior year loss reserve development of $308 million and $288 million was recorded in 2017 and 2016 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The International segment underwrites property and casualty coverages on a global basis through its U.K.-based insurance company, a branch operation in Canada as well as through its presence at Lloyd’s of London (Hardy).
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
Our Property & Casualty Operations field structure in the U.S. consists of 49 underwriting locations. In addition, there are five centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. Our claim presence consists of six primary locations where we handle multiple claim types and key business functions. Additionally, regional claim offices are aligned with our underwriting field structure. We also have a presence in Canada and Europe consisting of 17 branch operations and access to business placed at Lloyd's of London through Hardy Syndicate 382.
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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.
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

Specialty
Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:
Management & Professional Liability consists of the following coverages and products:

•	Professional liability coverages and risk management services to various professional firms, including but not limited to architects, real estate agents, accounting firms, and law firms.

•	D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations.

•
Insurance products to serve the healthcare industry, including professional and general liability as well as associated standard property and casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, hospitals, nurses and other medical practitioners.

Surety offers small, medium and large contract and commercial surety bonds. Surety provides surety and fidelity bonds in all 50 states.
Warranty and Alternative Risks provides extended service contracts and insurance products that provide protection from the financial burden associated with mechanical breakdown and other related losses, primarily for vehicles, portable electronic communication devices and other consumer goods. Service contracts are generally distributed by commission-based independent representatives and sold by auto dealerships and retailers in North America to customers in conjunction with the purchase of a new or used vehicle or new consumer goods. Additionally, our insurance companies may issue contractual liability insurance policies or guaranteed asset protection reimbursement insurance policies to cover the liabilities of these service contracts issued by affiliated entities or third parties.

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2016
Net written premiums	$2,744	$2,731	$2,738
Net earned premiums	2,732	2,712	2,743
Net investment income	439	522	497
Core income	629	582	606

Other performance metrics:
Loss and loss adjustment expense ratio	55.9%	56.5%	54.3%
Expense ratio	32.1	32.0	32.1
Dividend ratio	0.2	0.2	0.2
Combined ratio	88.2%	88.7%	86.6%

Rate	2%	1%	1%
Renewal premium change	3	3	2
Retention	84	89	88
New business	$353	$242	$239
2018 Compared with 2017
Net written premiums for Specialty increased $13 million in 2018 as compared with 2017 driven by higher new business and positive renewal premium change partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $47 million in 2018 as compared with 2017. Excluding the favorable effect of the Federal corporate income tax rate change, core income decreased approximately $60 million due to lower net investment income driven by limited partnership returns and lower favorable net prior year loss reserve development partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio of 88.2% improved 0.5 points in 2018 as compared with 2017. The loss ratio improved 0.6 points primarily due to an improved current accident year loss ratio partially offset by lower favorable net prior year loss reserve development. Net catastrophe losses were $26 million, or 1.0 points of the loss ratio, for 2018, as compared with $44 million, or 1.6 points of the loss ratio, for 2017. The expense ratio in 2018 was consistent with the same period in 2017.
Favorable net prior year loss reserve development of $150 million and $174 million was recorded in 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2018	2017
Gross case reserves	$1,623	$1,742
Gross IBNR reserves	3,842	3,927
Total gross carried claim and claim adjustment expense reserves	$5,465	$5,669
Net case reserves	$1,483	$1,600
Net IBNR reserves	3,348	3,407
Total net carried claim and claim adjustment expense reserves	$4,831	$5,007
2017 Compared with 2016
Net written premiums for Specialty in 2017 were consistent with 2016. New business, renewal premium change and retention also remained at consistent levels. The decrease in net earned premiums was consistent with net written premiums.
Core income decreased $24 million in 2017 as compared with 2016, primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by improved non-catastrophe current accident year underwriting results and higher net investment income.
The combined ratio of 88.7% increased 2.1 points in 2017 as compared with 2016. The loss ratio increased 2.2 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $44 million, or 1.6 points of the loss ratio, for 2017, as compared with $17 million, or 0.6 points of the loss ratio, for 2016. The loss ratio excluding catastrophes and development improved 1.5 points. The expense ratio in 2017 was consistent with the same period in 2016.
Favorable net prior year loss reserve development of $174 million and $247 million was recorded in 2017 and 2016. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

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
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2016
Net written premiums	$3,060	$2,922	$2,883
Net earned premiums	3,050	2,881	2,840
Net investment income	500	658	657
Core income	357	369	355

Other performance metrics:
Loss and loss adjustment expense ratio	67.3%	67.0%	67.1%
Expense ratio	33.1	35.1	36.7
Dividend ratio	0.7	0.6	0.3
Combined ratio	101.1%	102.7%	104.1%

Rate	1%	0%	(2)%
Renewal premium change	3	3	3
Retention	85	86	84
New business	$566	$568	$530
2018 Compared with 2017
Net written premiums for Commercial increased $138 million in 2018 as compared with 2017. Premium rate adjustments in Small Business affected both net written premiums and net earned premiums as more fully discussed in Note F to the Consolidated Financial Statements included under Item 8. Excluding the effect of the Small Business premium rate adjustments, net written premiums increased $86 million driven by positive renewal premium change partially offset by a higher level of ceded reinsurance.  The increase in net earned premium was consistent with the trend in net written premiums.
Core income decreased $12 million in 2018 as compared with 2017. Excluding the favorable effect of the Federal corporate income tax rate change and the Small Business premium rate adjustments, core income decreased approximately $92 million primarily due to lower net investment income driven by limited partnership returns and lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses.

The combined ratio of 101.1% improved 1.6 points in 2018 as compared with 2017. The loss ratio increased 0.3 points driven by lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. Net catastrophe losses were $193 million, or 6.4 points of the loss ratio, for 2018, as compared with $272 million, or 9.5 points of the loss ratio, for 2017. Excluding the Small Business premium rate adjustments, the expense ratio improved 1.5 points driven by lower employee costs and IT spend.
Favorable net prior year loss reserve development of $25 million and $115 million was recorded in 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2018	2017
Gross case reserves	$4,181	$4,427
Gross IBNR reserves	4,562	4,337
Total gross carried claim and claim adjustment expense reserves	$8,743	$8,764
Net case reserves	$3,831	$4,103
Net IBNR reserves	4,167	4,033
Total net carried claim and claim adjustment expense reserves	$7,998	$8,136
2017 Compared with 2016
Net written premiums for Commercial increased $39 million in 2017 as compared with 2016 driven by higher new business within Middle Markets, strong retention and positive renewal premium change. This was partially offset by an unfavorable premium rate adjustment within Small Business that is more fully discussed in Note F to the Consolidated Financial Statements under Item 8.  The increase in net earned premium was consistent with the trend in net written premiums.
Core income increased $14 million in 2017 as compared with 2016 due to the favorable period over period effect of net prior year loss reserve development and improved non-catastrophe current accident year underwriting results partially offset by higher net catastrophe losses.
The combined ratio of 102.7% improved 1.4 points in 2017 as compared with 2016. The loss ratio improved 0.1 points primarily due to the favorable period over period effect of net prior year loss reserve development partially offset by higher net catastrophe losses. Net catastrophe losses were $272 million, or 9.5 points of the loss ratio, for 2017, as compared with $117 million, or 4.1 points of the loss ratio, for 2016. The loss ratio excluding catastrophes and development improved 1.7 points. The expense ratio improved 1.6 points in 2017 as compared with 2016, reflecting both our ongoing efforts to improve productivity and the actions undertaken in last year's third and fourth quarters to reduce expenses.
Favorable net prior year loss reserve development of $115 million was recorded in 2017 as compared with unfavorable net prior year loss reserve development of $15 million in 2016. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

International
The International segment underwrites property and casualty coverages on a global basis through its U.K.-based insurance company, a branch operation in Canada as well as through its presence at Lloyd’s of London (Hardy). Effective January 1, 2019, European Economic Area (EEA) business will be written through a Luxembourg-based insurance company. Underwriting activities are managed through three business units that operate across all locations: Property and Energy & Marine, Casualty and Specialty. The segment is managed from headquarters in London.
Canada provides standard commercial and specialty insurance products, primarily in the marine, oil & gas, construction, manufacturing and life science industries.
Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the marine, property, financial services and healthcare & technology industries throughout Europe on both a domestic and cross-border basis.
Hardy operates through Lloyd’s Syndicate 382 underwriting primarily short-tail exposures in energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity of, and results from the syndicate, are 100% attributable to CNA.

The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2018	2017	2016
Net written premiums	$1,018	$881	$821
Net earned premiums	1,001	857	806
Net investment income	57	52	51
Core (loss) income	(19)	8	21

Other performance metrics:
Loss and loss adjustment expense ratio	69.8%	67.0%	61.0%
Expense ratio	36.7	37.8	38.1
Combined ratio	106.5%	104.8%	99.1%

Rate	3%	0%	(1)%
Renewal premium change	7	2	(1)
Retention	76	80	76
New business	$307	$275	$240
2018 Compared with 2017
Net written premiums for International increased $137 million in 2018 as compared with 2017. Excluding the effect of foreign currency exchange rates, net written premiums increased $115 million or 12.6% in 2018 as compared with 2017 driven by higher new business, positive renewal premium change and a favorable change in estimate of ultimate premium partially offset by a higher level of ceded reinsurance. The increase in net earned premiums was consistent with the trend in net written premiums.
Core results decreased $27 million in 2018 as compared with 2017 driven by non-catastrophe current accident year underwriting results partially offset by lower net catastrophe losses. The effect of the Federal corporate income tax rate change was not significant.
The combined ratio of 106.5% increased 1.7 points in 2018 as compared with 2017. The loss ratio increased 2.8 points, primarily due to elevated property losses and professional liability in our London operation and lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses. Net catastrophe losses were $33 million, or 3.3 points of the loss ratio, for 2018, as compared with $64 million, or 7.9 points of the loss ratio, for 2017. The expense ratio improved 1.1 points in 2018 as compared with 2017 primarily driven by higher net earned premiums partially offset by higher acquisition expenses.
Favorable net prior year loss reserve development of $4 million and $9 million was recorded in 2018 and 2017. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
Effective October 1, 2018, Hardy no longer writes property treaty, marine hull, and construction all risk/erection all risk through the Lloyd’s platform. While these three classes combined represented a relatively small component of the International segment’s business, when combined with other underwriting actions, it will result in lower net written premiums within the International segment.

The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2018	2017
Gross case reserves	$867	$744
Gross IBNR reserves	883	892
Total gross carried claim and claim adjustment expense reserves	$1,750	$1,636
Net case reserves	$749	$640
Net IBNR reserves	775	792
Total net carried claim and claim adjustment expense reserves	$1,524	$1,432

2017 Compared with 2016

Net written premiums for International increased $60 million in 2017 as compared with 2016 due to higher new business, positive renewal premium change and higher retention. Excluding the effect of foreign currency exchange rates, net written premiums increased 8.1% in 2017. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $13 million in 2017 as compared with 2016 driven by lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by favorable period over period foreign currency exchange results.
The combined ratio of 104.8% increased 5.7 points in 2017 as compared with 2016. The loss ratio increased 6.0 points, primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses partially offset by lower current accident year large losses. Net catastrophe losses were $64 million, or 7.9 points of the loss ratio, for 2017, as compared with $31 million, or 3.9 points of the loss ratio, for 2016. The loss ratio excluding catastrophes and development improved 3.0 points. The expense ratio improved 0.3 points in 2017 as compared with 2016 primarily due to the higher net earned premiums.
Favorable net prior year loss reserve development of $9 million and $58 million was recorded in 2017 and 2016. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

Life & Group
The Life & Group segment primarily includes the results of our long term care business that is in run-off. Long term care policies were sold on both an individual and group basis. New enrollees in existing groups were accepted through February 1, 2016.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2018	2017	2016
Net earned premiums	$530	$539	$536
Net investment income	801	782	767
Core loss before income tax	(14)	(82)	(125)
Income tax benefit on core loss	57	132	145
Core income	43	50	20
2018 Compared with 2017
Core income decreased $7 million in 2018 as compared with 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core income increased approximately $42 million. Persistency continues to benefit from a high proportion of policyholders choosing to reduce benefits in lieu of premium rate increases. The favorable persistency trend was partially offset by a significant number of policies converting to a fully paid-up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact. Morbidity continues to trend in line with expectations. Additionally, the release of long term care claim reserves resulting from the annual claims experience study was slightly lower in 2018 compared with 2017.

The following table summarizes policyholder reserves for Life & Group.

December 31, 2018
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,761	$9,113	$11,874
Structured settlement annuities	530	—	530
Other	14	—	14
Total	3,305	9,113	12,418
Shadow adjustments (1)	115	1,250	1,365
Ceded reserves (2)	181	234	415
Total gross reserves	$3,601	$10,597	$14,198

December 31, 2017
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,568	$8,959	$11,527
Structured settlement annuities	547	—	547
Other	16	—	16
Total	3,131	8,959	12,090
Shadow adjustments (1)	159	1,990	2,149
Ceded reserves (2)	209	230	439
Total gross reserves	$3,499	$11,179	$14,678
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
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2018	2017	2016
Net investment income	$20	$20	$16
Interest expense	135	152	155
Core loss	(165)	(90)	(178)
2018 Compared with 2017
Core loss increased $75 million in 2018 as compared with 2017. Excluding the unfavorable effect of the Federal corporate income tax rate change, core loss increased approximately $46 million driven by higher adverse net prior year reserve development recorded in 2018 for A&EP under the Loss Portfolio Transfer and non-recurring costs of $27 million associated with the transition to a new IT infrastructure service provider partially offset by lower interest expense. A&EP is further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2018	2017
Gross case reserves	$1,208	$1,371
Gross IBNR reserves	1,217	1,065
Total gross carried claim and claim adjustment expense reserves	$2,425	$2,436
Net case reserves	$96	$94
Net IBNR reserves	96	111
Total net carried claim and claim adjustment expense reserves	$192	$205
2017 Compared with 2016
Core loss improved $88 million in 2017 as compared with 2016, driven by lower adverse net prior year reserve development recorded in 2017 for A&EP under the Loss Portfolio Transfer. This is further discussed in Note E to the Consolidated Financial Statements included under Item 8.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2018	2017	2016
Fixed income securities:
Taxable fixed income securities	$1,449	$1,397	$1,421
Tax-exempt fixed income securities	384	427	405
Total fixed income securities	1,833	1,824	1,826
Limited partnership and common stock investments	(42)	207	158
Other, net of investment expense	26	3	4
Pretax net investment income	$1,817	$2,034	$1,988
Fixed income securities, after tax	$1,512	$1,324	$1,315
Net investment income, after tax	1,500	1,462	1,427

Effective income yield for the fixed income securities portfolio, pretax	4.7%	4.7%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.4%	3.5%
Pretax net investment income decreased $217 million in 2018 as compared with 2017. The decrease was driven by limited partnership and common stock investments, which returned (1.9)% in 2018 as compared with 9.1% in the prior year. The lower return in 2018 included the change in fair value of common stock investments. See Note A to the Consolidated Financial Statements included under Item 8 for further information regarding the treatment of the change in fair value of common stock investments. Despite the decline in limited partnership income, net investment income, after tax, increased $38 million in 2018 as compared with 2017 driven by the lower Federal corporate income tax rate.
Pretax net investment income increased $46 million in 2017 as compared with 2016. The increase was driven by limited partnership and common stock investments, which returned 9.1% in 2017 as compared with 6.4% in the prior year.

Net Realized Investment Gains (Losses)
The components of Net realized investment results are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Fixed maturity securities:
Corporate and other bonds	$26	$114	$39
States, municipalities and political subdivisions	36	14	29
Asset-backed	(58)	(6)	(2)
Total fixed maturity securities	4	122	66
Equity securities:
Common stock	—	—	(6)
Non-redeemable preferred stock	(74)	—	1
Total equity securities	(74)	—	(5)
Short term and other	18	(29)	(11)
Net realized investment (losses) gains	(52)	93	50
Income tax benefit (expense) on net realized investment (losses) gains	14	(30)	(15)
Net realized investment (losses) gains, after tax	$(38)	$63	$35
Pretax net realized investment results decreased $145 million for 2018 as compared with 2017. The decrease was driven by lower net realized gains on sales of securities and the decline in fair value of non-redeemable preferred stock. See Note A to the Consolidated Financial Statements included under Item 8 for further information regarding the treatment of the change in fair value of non-redeemable preferred stock. Additionally, 2017 short term and other included a pretax loss of $42 million related to the redemption of our $350 million senior notes due November 2019.
Pretax net realized investment gains increased $43 million for 2017 as compared with 2016, driven by lower other than-temporary impairment (OTTI) losses recognized in earnings. Additionally, 2017 included a pretax loss of $42 million discussed above.
Further information on our realized gains and losses, including our OTTI losses and derivative gains (losses), as well as our impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2018		2017
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,334	$(24)	$4,514	$21
AAA	3,027	245	1,954	152
AA	6,510	512	8,982	914
A	8,768	527	9,643	952
BBB	14,205	274	13,554	1,093
Non-investment grade	2,702	(73)	2,840	140
Total	$39,546	$1,461	$41,487	$3,272
As of December 31, 2018 and 2017, 1% and 2% of our fixed maturity portfolio was rated internally.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,889	$53
AAA	359	7
AA	788	12
A	2,391	62
BBB	6,971	262
Non-investment grade	1,905	125
Total	$15,303	$521
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2018
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$218	$7
Due after one year through five years	2,409	57
Due after five years through ten years	10,479	347
Due after ten years	2,197	110
Total	$15,303	$521

Duration
A primary objective in the management of the investment portfolio is to optimize return relative to the corresponding liabilities and respective liquidity needs. Our views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions as well as domestic and global economic conditions, are some of the factors that enter into an investment decision. We also continually monitor exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on our views of a specific issuer or industry sector.
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

December 31	2018		2017
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,212	8.4	$16,797	8.4
Other investments	25,428	4.4	26,817	4.4
Total	$41,640	6.0	$43,614	5.9
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

December 31
(In millions)	2018	2017
Short term investments:
Commercial paper	$705	$905
U.S. Treasury securities	185	355
Other	396	176
Total short term investments	$1,286	$1,436

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2018, net cash provided by operating activities was $1,227 million as compared with $1,254 million and $1,416 million for 2017 and 2016. In 2018, cash provided by operating activities reflected higher income taxes paid and higher net claim payments partially offset by an increase in premiums collected as compared with 2017. Operating cash flows in 2017 reflected higher net claim payments and a lower level of distributions on limited partnerships partially offset by lower IT spend and an increase in premiums collected as compared with 2016. Operating cash flows in 2016 reflected lower income taxes paid and a higher level of distributions on limited partnerships offset by higher net claim and expense payments as compared with 2015.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $177 million for 2018, as compared with $424 million and $846 million for 2017 and 2016. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In the first quarter of 2016, we sold the former principal executive offices of CNAF for $107 million.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
Net cash used by financing activities was $1,085 million, $755 million and $673 million for 2018, 2017 and 2016. Financing activities for the periods presented include:

•	In the third quarter of 2018, we redeemed the $30 million of subordinated variable rate debt of Hardy due September 15, 2036.

•	In the first quarter of 2018, we paid the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018.

•
In the third quarter of 2017, we issued $500 million of 3.45% senior notes due August 15, 2027 and redeemed the $350 million outstanding aggregate principal balance of our 7.35% senior notes due November 15, 2019.

•
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
CCC paid dividends of $1,026 million, $955 million and $765 million to CNAF during 2018, 2017 and 2016.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

Common Stock Dividends
Dividends of $3.30 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid in 2018. On February 8, 2019, our Board of Directors declared a quarterly dividend of $0.35 per share and a special dividend of $2.00 per share, payable March 14, 2019 to stockholders of record on February 25, 2019. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2018
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$3,324	$134	$1,117	$401	$1,672
Lease obligations (b)	385	35	80	70	200
Claim and claim adjustment expense reserves (c)	23,396	5,427	6,131	3,109	8,729
Future policy benefit reserves (d)	26,920	(409)	(125)	597	26,857
Total (e)	$54,025	$5,187	$7,203	$4,177	$37,458

(a)	Includes estimated future interest payments.

(b)	The lease obligations reflected above are not discounted.

(c)
The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2018. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(d)
The Future policy benefit reserves reflected above are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2018. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(e)	Does not include investment commitments of $863 million related to limited partnerships, privately placed debt securities and mortgage loans.
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
The table below reflects the various group ratings issued by A.M. Best, Moody's and S&P. The table also includes the ratings for CNAF senior debt.

December 31, 2018	Insurance Financial Strength Ratings		Corporate Debt Ratings
	CCC Group	Western Surety Group	CNAF - Senior Debt
A.M. Best	A	A	bbb
Moody's	A2	Not rated	Baa2
S&P	A	A	BBB+
A.M. Best maintains a stable outlook on the Company’s Financial Strength Rating and a positive outlook on the Company’s Long Term Issuer Credit Rating. A.M. Best revised its outlook on the Company's Long Term Issuer Credit Rating from stable to positive in July 2018. Moody’s maintains a stable outlook on the Company. S&P maintains a positive outlook on the Company. S&P revised its outlook on the Company from stable to positive in November 2018.
CNA Insurance Company Limited and CNA Insurance Company (Europe) S.A. are included within the CCC group as part of S&P’s rating. Hardy, through Syndicate 382, benefits from the collective financial strength of Lloyd’s, which is rated A+ by S&P with a negative outlook and A by A.M. Best with a stable outlook.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted as of January 1, 2018 and that will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves for long term care, A&EP and other mass tort claims which are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures; the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; expected cost savings and other results from our expense reduction activities; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
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

•
conditions in the capital and credit markets, including uncertainty and instability in these markets, as well as the overall economy, and their impact on the returns, types, liquidity and valuation of our investments;

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

Regulatory Factors

•
regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, including with respect to cyber security protocols, legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;

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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the U.K. approved an exit from the E.U., commonly referred to as "Brexit.” Brexit is scheduled to be completed in early 2019. As treaties between the U.K. and the E.U. have not been finalized, as of January 1, 2019, we intend to write business in the E.U. through our recently established European subsidiary in Luxembourg as our U.K.-domiciled subsidiary will presumably no longer provide a platform for our operations throughout the European continent. As a result of such structural changes and modification to our European operations, the complexity and cost of regulatory compliance of our European business has increased and will likely continue to result in elevated expenses.

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2018 and 2017 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2018 and 2017, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2018 and 2017, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. The value of limited partnerships are also affected by changes in equity markets, so a model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in the S&P 500 index. The result of the model allowed us to estimate the change in value of limited partnerships due to equity risk.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2018 and 2017 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2018		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$39,546	$(2,440)	$(203)	$—
Equity securities	780	(29)	(2)	(18)
Limited partnership investments	1,982	—	—	(79)
Other invested assets	53	—	(4)	—
Mortgage loans (1)	827	(36)	—	—
Short term investments	1,286	(1)	(12)	—
Total assets	44,474	(2,506)	(221)	(97)
Derivative financial instruments, included in Other liabilities	4	15	—	—
Total securities	$44,478	$(2,491)	$(221)	$(97)
Long term debt (1)	$2,731	$(120)	$—	$—
(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Market Risk Scenario 1

December 31, 2017		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,487	$(2,559)	$(215)	$—
Equity securities	695	(26)	(2)	(6)
Limited partnership investments	2,369	—	—	(95)
Other invested assets	44	—	(3)	—
Mortgage loans (1)	844	(40)	—	—
Short term investments	1,436	(1)	(10)	—
Total assets	46,875	(2,626)	(230)	(101)
Derivative financial instruments, included in Other liabilities	(3)	17	—	—
Total securities	$46,872	$(2,609)	$(230)	$(101)
Long term debt (1)	$2,896	$(148)	$—	$—
(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2018 and 2017 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2018		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$39,546	$(3,659)	$(406)	$—
Equity securities	780	(43)	(3)	(46)
Limited partnership investments	1,982	—	—	(198)
Other invested assets	53	—	(9)	—
Mortgage loans (1)	827	(54)	—	—
Short term investments	1,286	(2)	(24)	—
Total assets	44,474	(3,758)	(442)	(244)
Derivative financial instruments, included in Other liabilities	4	22	—	—
Total securities	$44,478	$(3,736)	$(442)	$(244)
Long term debt (1)	$2,731	$(180)	$—	$—
(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Market Risk Scenario 2

December 31, 2017		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,487	$(3,839)	$(429)	$—
Equity securities	695	(38)	(4)	(16)
Limited partnership investments	2,369	—	—	(237)
Other invested assets	44	—	(7)	—
Mortgage loans (1)	844	(60)	—	—
Short term investments	1,436	(2)	(20)	—
Total assets	46,875	(3,939)	(460)	(253)
Derivative financial instruments, included in Other liabilities	(3)	25	—	—
Total securities	$46,872	$(3,914)	$(460)	$(253)
Long term debt (1)	$2,896	$(221)	$—	$—
(1)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2018	2017	2016
Revenues
Net earned premiums	$7,312	$6,988	$6,924
Net investment income	1,817	2,034	1,988
Net realized investment (losses) gains:
Other-than-temporary impairment losses	(21)	(14)	(81)
Other net realized investment (losses) gains	(31)	107	131
Net realized investment (losses) gains	(52)	93	50
Non-insurance warranty revenue (Notes A and R)	1,007	390	361
Other revenues	50	37	43
Total revenues	10,134	9,542	9,366
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,572	5,310	5,283
Amortization of deferred acquisition costs	1,335	1,233	1,235
Non-insurance warranty expense (Notes A and R)	923	299	271
Other operating expenses	1,202	1,229	1,281
Interest	138	161	159
Total claims, benefits and expenses	9,170	8,232	8,229
Income before income tax	964	1,310	1,137
Income tax expense	(151)	(411)	(278)
Net income	$813	$899	$859

Basic earnings per share	$2.99	$3.32	$3.18

Diluted earnings per share	$2.98	$3.30	$3.17

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.5	271.1	270.4
Diluted	272.5	272.1	271.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31
(In millions)	2018	2017	2016
Comprehensive (Loss) Income
Net income	$813	$899	$859
Other Comprehensive (Loss) Income, Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(14)	(5)	3
Net unrealized gains on other investments	(798)	108	252
Net unrealized gains on investments	(812)	103	255
Foreign currency translation adjustment	(82)	100	(114)
Pension and postretirement benefits	—	2	1
Other comprehensive (loss) income, net of tax	(894)	205	142
Total comprehensive (loss) income	$(81)	$1,104	$1,001
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2018	2017
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,085 and $38,215)	$39,546	$41,487
Equity securities at fair value (cost of $844 and $659)	780	695
Limited partnership investments	1,982	2,369
Other invested assets	53	44
Mortgage loans	839	839
Short term investments	1,286	1,436
Total investments	44,486	46,870
Cash	310	355
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,426	4,261
Insurance receivables (less allowance for uncollectible receivables of $42 and $44)	2,323	2,292
Accrued investment income	391	411
Deferred acquisition costs	633	634
Deferred income taxes	392	137
Property and equipment at cost (less accumulated depreciation of $216 and $274)	324	326
Goodwill	146	148
Deferred non-insurance warranty acquisition expense (Note A)	2,513	212
Other assets (includes $8 and $- due from Loews Corporation)	1,208	921
Total assets	$57,152	$56,567
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,984	$22,004
Unearned premiums	4,183	4,029
Future policy benefits	10,597	11,179
Short term debt	—	150
Long term debt	2,680	2,708
Deferred non-insurance warranty revenue (Note A)	3,402	972
Other liabilities (includes $23 and $143 due to Loews Corporation)	3,089	3,281
Total liabilities	45,935	44,323
Commitments and contingencies (Notes B, F and L)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,456,978 and 271,205,390 shares outstanding)	683	683
Additional paid-in capital	2,192	2,175
Retained earnings	9,277	9,414
Accumulated other comprehensive (loss) income	(878)	32
Treasury stock (1,583,265 and 1,834,853 shares), at cost	(57)	(60)
Total stockholders’ equity	11,217	12,244
Total liabilities and stockholders' equity	$57,152	$56,567
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$813	$899	$859
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(20)	168	136
Trading portfolio activity	—	9	(9)
Net realized investment losses (gains)	52	(93)	(50)
Equity method investees	330	84	238
Net amortization of investments	(70)	(40)	(27)
Depreciation and amortization	79	88	77
Changes in:
Receivables, net	(229)	92	(130)
Accrued investment income	19	(4)	(3)
Deferred acquisition costs	(6)	(24)	(8)
Insurance reserves	482	22	237
Other assets	(192)	(158)	(95)
Other liabilities	(98)	173	162
Other, net	67	38	29
Total adjustments	414	355	557
Net cash flows provided by operating activities	1,227	1,254	1,416
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	8,408	5,438	5,328
Fixed maturity securities - maturities, calls and redemptions	2,370	3,641	3,219
Equity securities	89	46	81
Limited partnerships	343	192	290
Mortgage loans	128	26	207
Purchases:
Fixed maturity securities	(10,785)	(9,065)	(9,827)
Equity securities	(258)	(166)	—
Limited partnerships	(419)	(171)	(252)
Mortgage loans	(128)	(274)	(120)
Change in other investments	(12)	(3)	7
Change in short term investments	168	(6)	258
Purchases of property and equipment	(99)	(102)	(146)
Disposals of property and equipment	—	—	107
Other, net	18	20	2
Net cash flows used by investing activities	(177)	(424)	(846)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Years ended December 31
(In millions)	2018	2017	2016
Cash Flows from Financing Activities
Dividends paid to common stockholders	$(896)	$(842)	$(813)
Proceeds from the issuance of debt	—	496	498
Repayment of debt	(180)	(391)	(358)
Other, net	(9)	(18)	—
Net cash flows used by financing activities	(1,085)	(755)	(673)
Effect of foreign exchange rate changes on cash	(10)	9	(13)
Net change in cash	(45)	84	(116)
Cash, beginning of year	355	271	387
Cash, end of year	$310	$355	$271
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2018	2017	2016
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,175	2,173	2,153
Stock-based compensation	17	2	20
Balance, end of year	2,192	2,175	2,173
Retained Earnings
Balance, beginning of year, as previously reported	9,414	9,359	9,313
Cumulative effect adjustments from changes in accounting guidance, net of tax	(50)	—	—
Balance, beginning of year, as adjusted	9,364	9,359	9,313
Dividends to common stockholders ($3.30, $3.10, and $3.00 per share)	(900)	(844)	(813)
Net income	813	899	859
Balance, end of year	9,277	9,414	9,359
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year, as previously reported	32	(173)	(315)
Cumulative effect adjustments from changes in accounting guidance, net of tax	(16)	—	—
Balance, beginning of year, as adjusted	16	(173)	(315)
Other comprehensive (loss) income	(894)	205	142
Balance, end of year	(878)	32	(173)
Treasury Stock
Balance, beginning of year	(60)	(73)	(78)
Stock-based compensation	3	13	5
Balance, end of year	(57)	(60)	(73)
Total stockholders' equity	$11,217	$12,244	$11,969
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2018.
The accompanying Consolidated Financial Statements have been prepared in conformity with GAAP. Intercompany amounts have been eliminated. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Recently Adopted Accounting Standards Updates (ASU)
ASU 2014-09: In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance, but the standard does apply to certain of the Company's warranty products and services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in an amount that reflects the consideration the entity is entitled to receive for the transfer of the promised goods or services.
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
Under the new guidance, revenue on warranty products and services is recognized more slowly as compared to the historic revenue recognition pattern. In addition, for warranty products where the Company acts as the principal in the transaction, Non-insurance warranty revenue and Non-insurance warranty expense are increased to reflect the gross amount paid by consumers, including the retail seller’s markup which is considered a commission to the Company's agent. This gross-up of revenue and expense also resulted in an increase to Deferred non-insurance warranty acquisition expense and Deferred non-insurance warranty revenue on the Company's Consolidated Balance Sheets as the revenue and expense are recognized over the actuarially determined expected claims emergence pattern.

The cumulative effect changes to the Consolidated Balance Sheet for the adoption of the updated guidance on January 1, 2018 were as follows:

(In millions)	Balance as of December 31, 2017	Adjustments Due to Adoption of Topic 606	Balance as of January 1, 2018
Deferred non-insurance warranty acquisition expense	$212	$1,882	$2,094
Deferred non-insurance warranty revenue	972	1,969	2,941
Deferred income taxes	137	21	158
Retained earnings	9,414	(66)	9,348
The impact of adoption on the Consolidated Statements of Operations and Balance Sheet was as follows:

Year ended December 31, 2018
	Prior to Adoption	Effect of Adoption	As Reported
(In millions)
Statement of operations:
Non-insurance warranty revenue	$420	$587	$1,007
Total revenues	9,547	587	10,134

Non-insurance warranty expense	328	595	923
Total claims, benefits and expenses	8,575	595	9,170

Income before income tax	972	(8)	964
Income tax expense	(153)	2	(151)
Net income	819	(6)	813

Balance sheet(1) at December 31, 2018:
Deferred non-insurance warranty acquisition expense	$2,116	$397	$2,513
Deferred non-insurance warranty revenue	2,997	405	3,402
Deferred income taxes	390	2	392
Retained earnings	9,283	(6)	9,277

(1)	The Prior to Adoption amounts presented in this table include the cumulative effect adjustment at adoption presented in the prior table.
See Note R to the Consolidated Financial Statements for additional information regarding non-insurance revenues from contracts with customers.
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
For the year ended December 31, 2018, the Company recognized $74 million in pretax losses within Net realized investment gains (losses) for the change in fair value of non-redeemable preferred stock and $22 million in pretax losses within Net investment income for the change in fair value of common stock as a result of this change.
For the year ended December 31, 2017, there was a $32 million increase in the fair value of non-redeemable preferred stock and a less than $1 million increase in the fair value of common stock, both recognized in Other comprehensive income. For the year ended December 31, 2016, there was a $6 million decrease in the fair value of non-redeemable preferred stock and a $4 million increase in the fair value of common stock, both recognized in Other comprehensive income.
ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost to be presented with other employee compensation costs and other components of net periodic pension cost to be presented outside of any subtotal of operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The Company adopted the updated guidance effective January 1, 2018. The guidance was applied on a prospective basis for capitalization of service costs and on a retrospective basis for the presentation of the service cost and other components of net periodic benefit costs in the Company's Consolidated Statements of Operations and in its disclosures. The Company utilized the practical expedient allowing amounts previously disclosed in its Benefit Plans footnote to be used as the estimation basis for prior comparative periods. The Company expanded the related footnote disclosure, Note I to the Consolidated Financial Statements, to disclose the amount of service cost and non-service cost components of net periodic benefit cost and the line items in the Consolidated Statements of Operations in which such amounts are reported. The change limiting the costs eligible for capitalization is not material to the Company’s results of operations or financial position.
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
ASU 2018-14: In August 2018, the FASB issued ASU No. 2018-14, Compensation -Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The updated accounting guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, modifying and adding disclosures. The guidance is effective for annual periods ending after December 15, 2020, and early adoption is permitted. As of December 31, 2018, the Company adopted the updated accounting guidance by eliminating disclosures of the amounts in AOCI expected to be recognized as part of net periodic cost (benefit) during 2019. The Company also added disclosure of the interest crediting rate used in our defined benefit pension plan and a description of significant gains and losses affecting the benefit obligations for the periods presented.

Accounting Standards Pending Adoption
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018 and prescribes a modified retrospective transition method but allows entities to utilize a practical expedient and apply the guidance prospectively beginning with the adoption date. The Company has decided to utilize the practical expedient. The Company is finalizing its determination of the effect the updated guidance will have on its financial statements, but currently anticipates that asset and liabilities will increase approximately $230 million at the adoption date. The Company does not expect the impact of adoption to be material to the Company's results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on the Company's financial statements, but expects the primary changes to be the use of the expected credit loss model for its mortgage loan portfolio, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines.
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts.  The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield.  The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2020, and requires restatement of the prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in discount rate is expected to increase volatility in the Company’s stockholders' equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged.
Insurance Operations
Premiums: Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are principally earned ratably over the term of the policies. Premiums on long term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to losses under high deductible policies, and are presented at unpaid balances, net of an allowance for uncollectible receivables. Amounts are considered past due based on policy payment terms. The allowance is determined based on periodic evaluations of aged receivables, historical business default data, management's experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with A&EP, workers' compensation lifetime claims and long term care claims, are not discounted and are based on i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; ii) estimates of incurred but not reported (IBNR) losses; iii) estimates of losses on assumed reinsurance; iv) estimates of future expenses to be incurred in the settlement of claims; v) estimates of salvage and subrogation recoveries and vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2018 and 2017. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from to 5.5% to 8.0% as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the discounted reserves for unfunded structured settlements were $512 million and $527 million, net of discount of $760 million and $798 million. For the years ended December 31, 2018, 2017 and 2016, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $40 million, $41 million and $42 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2018 and 2017, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2018 and 2017, the discounted reserves for workers’ compensation lifetime claim reserves were $343 million and $346 million, net of discount of $168 million and $190 million. For the years ended December 31, 2018, 2017 and 2016, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $16 million, $19 million and $17 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
Long term care claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Long term care claim reserves are discounted at an interest rate of 6.0% as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, such discounted reserves totaled $2.6 billion and $2.4 billion, net of discount of $460 million and $446 million.
Future policy benefit reserves: Future policy benefit reserves represent the active life reserves related to the Company's long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. The Company's future policy benefit reserves are based on best estimate actuarial assumptions as of the most recent date of loss recognition, which occurred in 2015. If a premium deficiency were to emerge in the future, the assumptions would be unlocked, and the future policy benefit reserves would be adjusted. The GPV process was performed in the third quarter of 2018 as compared to the fourth quarter in 2017. The GPV as of September 30, 2018 and December 31, 2017

indicated the carried reserves were sufficient; therefore, there was no unlocking of assumptions. Interest rates for long term care active life reserves range from 6.6% to 7.0% as of September 30, 2018 and December 31, 2017.
The Company's most recent GPV indicated the future policy benefit reserves for the long term care business were not deficient in the aggregate, but profits are expected to be recognized in early years followed by losses in later years. In that circumstance, future policy benefit reserves are increased in the profitable years by an amount necessary to offset losses that are projected to be recognized in later years. The amount of the additional future policy benefit reserves recorded in each quarterly period is determined by applying the ratio of the present value of future losses divided by the present value of future profits from the most recently completed GPV to long term care core income in that period.
Guaranty fund and other insurance-related assessments: Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the liability balances were $108 million and $121 million.
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
Reinsurance contracts that do not effectively transfer the economic risk of loss on the underlying policies are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. The Company had $3 million and $8 million recorded as deposit assets as of December 31, 2018 and 2017, and $3 million and $4 million recorded as deposit liabilities as of December 31, 2018 and 2017. Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the anticipated timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract.

A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative claim and allocated claim adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In any period in which there is a revised estimate of claim and allocated claim adjustment expenses and the loss portfolio transfer is in a gain position, the deferred gain is recalculated as if the revised estimate was available at the inception date of the loss portfolio transfer and the change in the deferred gain is recognized in earnings.
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
Investments in life settlement contracts and related revenue recognition: The Company formerly held investments in life settlement contracts. The entire portfolio of life settlement contracts was determined to be held for sale as of December 31, 2016. The Company reached an agreement on terms to sell the portfolio and adjusted the fair value to the estimated sales proceeds less cost to sell. This resulted in a $10 million loss recognized within Net realized investment gains for the year ended December 31, 2016. The sale was completed during 2017 and the Company recorded the consideration, including a note receivable, which is payable over three years and is carried at amortized cost less any valuation allowance. The note receivable was $35 million and $46 million as of December 31, 2018 and 2017 and is included within Other assets on the Consolidated Balance Sheets. Interest income is accreted to the principal balance of the note.
The cash receipts and payments related to the life settlement contracts prior to the sale date are included in Cash Flows from operating activities on the Consolidated Statements of Cash Flows. Cash receipts related to the sale of the life settlement contracts, as well as principal payments on the note receivable, are included in Cash Flows from investing activities.
Investments
The Company classifies its fixed maturity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income. Losses may be recognized within Net realized investment gains (losses) on the Consolidated Statements of Operations when a decline in value is determined by the Company to be other-than-temporary.
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
To the extent that unrealized gains on fixed maturity securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, decreased $333 million and increased $397 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by Shadow Adjustments of $1,078 million and $1,411 million.
Equity securities are carried at fair value. The Company's non-redeemable preferred stock contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, management does not consider the changes in fair value of non-redeemable preferred stock to be reflective of our primary operations. As such, the changes in the fair value of these securities are recorded through Net realized investments gains (losses). The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income. Prior to 2018, equity securities were considered available for sale with changes in fair value reported as a component of Other comprehensive income (loss).
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
Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and any valuation allowance, and are recorded once funded. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. The Company evaluates loans for impairment on a specific loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payments is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms. As of December 31, 2018 and 2017, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
Other invested assets include overseas deposits. Overseas deposits are valued using the net asset value per share (or equivalent) practical expedient. They are primarily short-term government securities, agency securities and corporate bonds held in trusts that are managed by Lloyd's of London. These funds are required of Lloyd's syndicates to protect policyholders in overseas markets and may be denominated in local currency.
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
An available for sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
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
Prior to 2018, the Company applied the same impairment model as described above for the majority of its non-redeemable preferred stock securities on the basis that these securities possess characteristics similar to debt securities. For all other equity securities, in determining whether the security was other-than-temporarily impaired, the Company considered a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (d) general market conditions and industry or sector specific outlook.
Deferred Non-Insurance Warranty Revenue
Non-insurance warranty revenue is primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners. The warranty contracts generally provide coverage from 1 month to 10 years. For warranty products where the Company acts as the principal in the transaction, Non-insurance warranty revenues are reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense. Non-insurance warranty revenue is reported net of any premiums related to contractual liability coverage issued by the Company's insurance operations. Additionally, the Company provides warranty administration services for dealer and manufacturer obligor warranty products, which include limited warranties and guaranteed automobile protection waivers.
The Company recognizes Non-insurance warranty revenues over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. The liability for deferred revenue represents the unearned portion of revenue in advance of the Company's performance. The deferred revenue balance includes amounts which are refundable on a pro rata basis upon cancellation.

Deferred Non-Insurance Warranty Acquisition Expense
Dealers, retailers and agents earn commission for assisting the Company in obtaining non-insurance warranty contracts. Additionally, the Company utilizes a third-party to perform warranty administrator services for its consumer goods warranties. These costs, which are deferred and recorded as Deferred non-insurance warranty acquisition expense, are amortized to Non-insurance warranty expense consistent with how the related revenue is recognized.
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
Stock-Based Compensation
The Company records compensation expense using the fair value method for all awards it grants, modifies or cancels primarily on a straight-line basis over the requisite service period, generally three years.
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains (losses) of less than $1 million, $27 million and $(9) million were included in determining Net income (loss) for the years ended December 31, 2018, 2017 and 2016.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2018, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in a goodwill impairment.
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
For the years ended December 31, 2018, 2017 and 2016, approximately 943 thousand, 988 thousand and 678 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, 6 thousand, less than 1 thousand and 102 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $145 million, $155 million and $157 million for the years ended December 31, 2018, 2017 and 2016. Cash payments made for income taxes were $308 million, $152 million and $170 million for the years ended December 31, 2018, 2017 and 2016.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Fixed maturity securities	$1,795	$1,812	$1,819
Equity securities	18	12	10
Limited partnership investments	(22)	207	155
Mortgage loans	50	34	41
Short term investments	26	15	8
Trading portfolio	7	12	10
Other	4	1	4
Gross investment income	1,878	2,093	2,047
Investment expense	(61)	(59)	(59)
Net investment income	$1,817	$2,034	$1,988
For the year ended December 31, 2018, Net investment income was reduced by $24 million due to the change in fair value of common stock still held as of December 31, 2018.
As of December 31, 2018 the Company held no non-income producing fixed maturity securities. As of December 31, 2017 the Company held $2 million of non-income producing fixed maturity securities. As of December 31, 2018 and 2017, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net realized investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains	$168	$186	$204
Gross realized losses	(164)	(64)	(138)
Net realized investment gains (losses) on fixed maturity securities	4	122	66
Equity securities	(74)	—	(5)
Derivatives	9	(4)	(2)
Short term investments and other	9	(25)	(9)
Net realized investment gains (losses)	$(52)	$93	$50
For the year ended December 31, 2018, Net realized investment gains (losses) were reduced by $73 million due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2018. Net realized investment gains (losses) for the year ended December 31, 2017 included a $42 million loss related to the redemption of the Company's $350 million senior notes due November 2019.

Net change in unrealized gains on investments is presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Net change in unrealized gains on investments:
Fixed maturity securities	$(1,811)	$728	$225
Equity securities(1)	—	32	(2)
Other	—	(2)	1
Total net change in unrealized gains on investments	$(1,811)	$758	$224

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Consolidated Financial Statements for additional information.

The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Fixed maturity securities available-for-sale:
Corporate and other bonds	$12	$12	$59
Asset-backed	9	1	13
Total fixed maturity securities available-for-sale	21	13	72
Equity securities available-for-sale	—	1	9
OTTI losses recognized in earnings	$21	$14	$81

The following tables present a summary of fixed maturity and equity securities.

December 31, 2018 (1)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,764	$791	$395	$19,160	$—
States, municipalities and political subdivisions	9,681	1,076	9	10,748	—
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	(20)
Commercial mortgage-backed	2,200	28	32	2,196	—
Other asset-backed	1,975	11	24	1,962	—
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3	—	159	—
Foreign government	480	5	4	481	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,081	1,982	521	39,542	$(20)
Total fixed maturity securities trading	4	—	—	4
Total fixed maturity securities	$38,085	$1,982	$521	$39,546

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$17,210	$1,625	$28	$18,807	$—
States, municipalities and political subdivisions	12,478	1,551	2	14,027	(11)
Asset-backed:
Residential mortgage-backed	5,043	109	32	5,120	(27)
Commercial mortgage-backed	1,840	46	14	1,872	—
Other asset-backed	1,083	16	5	1,094	—
Total asset-backed	7,966	171	51	8,086	(27)
U.S. Treasury and obligations of government-sponsored enterprises	111	2	4	109	—
Foreign government	437	9	2	444	—
Redeemable preferred stock	10	1	—	11	—
Total fixed maturity securities available-for-sale	38,212	3,359	87	41,484	$(38)
Total fixed maturity securities trading	3	—	—	3
Equity securities available-for-sale:
Common stock	21	7	1	27
Preferred stock	638	31	1	668
Total equity securities available-for-sale	659	38	2	695
Total fixed maturity and equity securities	$38,874	$3,397	$89	$42,182

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Consolidated Financial Statements for additional information.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018 (1)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21	—	19	—	40	—
Foreign government	114	2	124	2	238	4
Total	$12,689	$404	$2,614	$117	$15,303	$521

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,354	$21	$168	$7	$1,522	$28
States, municipalities and political subdivisions	72	1	85	1	157	2
Asset-backed:
Residential mortgage-backed	1,228	5	947	27	2,175	32
Commercial mortgage-backed	403	4	212	10	615	14
Other asset-backed	248	3	18	2	266	5
Total asset-backed	1,879	12	1,177	39	3,056	51
U.S. Treasury and obligations of government-sponsored enterprises	49	2	21	2	70	4
Foreign government	166	2	4	—	170	2
Total fixed maturity securities available-for-sale	3,520	38	1,455	49	4,975	87
Equity securities available-for-sale:
Common stock	7	1	—	—	7	1
Preferred stock	93	1	—	—	93	1
Total equity securities available-for-sale	100	2	—	—	100	2
Total	$3,620	$40	$1,455	$49	$5,075	$89

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Consolidated Financial Statements for additional information.

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2018 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of December 31, 2018.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of December 31, 2018, 2017 and 2016 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Years ended December 31
(In millions)	2018	2017	2016
Beginning balance of credit losses on fixed maturity securities	$27	$36	$53
Reductions for securities sold during the period	(9)	(9)	(16)
Reductions for securities the Company intends to sell or more likely than not will be required to sell	—	—	(1)
Ending balance of credit losses on fixed maturity securities	$18	$27	$36
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2018		2017
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,350	$1,359	$1,135	$1,157
Due after one year through five years	7,979	8,139	8,165	8,501
Due after five years through ten years	16,859	16,870	16,060	16,718
Due after ten years	11,893	13,174	12,852	15,108
Total	$38,081	$39,542	$38,212	$41,484
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2018 and 2017 was $1,982 million and $2,369 million, which includes net undistributed earnings of $153 million and $539 million. Limited partnerships comprising 60% of the total carrying value are reported on a current basis through December 31, 2018 with no reporting lag, 14% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 65% and 71% of the carrying value as of December 31, 2018 and 2017 employ hedge fund strategies. Limited partnerships comprising 30% and 25% of the carrying value as of December 31, 2018 and 2017 were invested in private debt and equity. The remainder was primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 60% were equity related, 18% pursued a multi-strategy approach, 19% were focused on distressed investments and 3% were fixed income related as of December 31, 2018.

The ten largest limited partnership positions held totaled $876 million and $1,136 million as of December 31, 2018 and 2017. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2% and 3% of the aggregate partnership equity as of December 31, 2018 and 2017, and the related income reflected on the Consolidated Statements of Operations represents approximately 3%, 3% and 4% of the changes in aggregate partnership equity for the years ended December 31, 2018, 2017 and 2016.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2018 and 2017.
There was no cash collateral provided by the Company as of December 31, 2018 or 2017. There was no cash collateral received from counterparties held as of December 31, 2018 or 2017.
The Company holds an embedded derivative on a funds withheld liability with a notional value of $172 million and $167 million as of December 31, 2018 and 2017 and a fair value of $4 million and $(3) million as of December 31, 2018 and 2017. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets.

Investment Commitments
As of December 31, 2018, the Company had committed approximately $574 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of December 31, 2018, the Company had mortgage loan commitments of $59 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of December 31, 2018, the Company had commitments to purchase or fund additional amounts of $230 million and sell $78 million under the terms of such securities.
Investments on Deposit
Securities with carrying values of approximately $2.5 billion and $2.6 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2018 and 2017.
Cash and securities with carrying values of approximately $1.0 billion and $1.1 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2018 and 2017.

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

December 31, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$196	$19,396	$222	$19,814
States, municipalities and political subdivisions	—	10,748	—	10,748
Asset-backed	—	8,787	197	8,984
Total fixed maturity securities	196	38,931	419	39,546
Equity securities:
Common stock	144	—	4	148
Non-redeemable preferred stock	48	570	14	632
Total equity securities	192	570	18	780
Short term and other	216	949	—	1,165
Total assets	$604	$40,450	$437	$41,491
Liabilities
Other liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

December 31, 2017				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$128	$19,148	$98	$19,374
States, municipalities and political subdivisions	—	14,026	1	14,027
Asset-backed	—	7,751	335	8,086
Total fixed maturity securities	128	40,925	434	41,487
Equity securities:
Common stock	23	—	4	27
Non-redeemable preferred stock	68	584	16	668
Total equity securities	91	584	20	695
Short term and other	396	958	—	1,354
Total assets	$615	$42,467	$454	$43,536
Liabilities
Other liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$—	$454
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	(1)	—	5	(2)	—	2
Reported in Net investment income	—	—	—	—	—	—
Reported in Other comprehensive income (loss)	(4)	—	(8)	—	—	(12)
Total realized and unrealized investment gains (losses)	(5)	—	(3)	(2)	—	(10)
Purchases	117	—	162	—	—	279
Sales	(5)	—	(72)	—	—	(77)
Settlements	(9)	(1)	(64)	—	—	(74)
Transfers into Level 3	35	—	42	—	—	77
Transfers out of Level 3	(9)	—	(203)	—	—	(212)
Balance as of December 31, 2018	$222	$—	$197	$18	$—	$437
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2018 recognized in Net income (loss)	$—	$—	$(2)	$(2)	$—	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2018 recognized in Other comprehensive income (loss)	(5)	—	(4)	—	—	(9)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Derivative financial instruments	Life settlement contracts	Total
Balance as of January 1, 2017	$130	$1	$199	$19	$—	$58	$407
Total realized and unrealized investment gains (losses):
Reported in Net realized investment gains (losses)	—	—	2	—	1	—	3
Reported in Other revenues	—	—	—	—	—	6	6
Reported in Other comprehensive income (loss)	3	—	3	3	—	—	9
Total realized and unrealized investment gains (losses)	3	—	5	3	1	6	18
Purchases	18	—	107	1	—	—	126
Sales	(5)	—	—	(3)	(1)	(59)	(68)
Settlements	(54)	—	(43)	—	—	(5)	(102)
Transfers into Level 3	16	—	153	—	—	—	169
Transfers out of Level 3	(10)	—	(86)	—	—	—	(96)
Balance as of December 31, 2017	$98	$1	$335	$20	$—	$—	$454
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2017 recognized in Net income (loss)	$—	$—	$—	$—	$—	$—	$—
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
As of December 31, 2018 and December 31, 2017, there were approximately $48 million and $39 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

December 31, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% - 12% (3%)

December 31, 2017	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$136	Discounted cash flow	Credit spread	1% - 12% (3%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$827	$827
Note receivable	35	—	—	35	35
Liabilities
Long term debt	$2,680	$—	$2,731	$—	$2,731

December 31, 2017	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$844	$844
Note receivable	46	—	—	46	46
Liabilities
Short term debt	$150	$—	$150	$—	$150
Long term debt	2,708	—	2,896	—	2,896
The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair values of mortgage loans were based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.
The fair value of the note receivable was based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar notes, adjusted for specific credit risk. The note receivable is included within Other assets on the Consolidated Balance Sheets.
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
For the years ended December 31, 2018, 2017 and 2016, the Company paid $275 million, $127 million and $142 million to Loews related to federal income taxes.
For 2016 through 2018, the Internal Revenue Service (IRS) has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2018 and 2017, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to: 1) unrecognized tax benefits in Interest expense and 2) tax refund claims in Other revenues on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2018, 2017 and 2016 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2018 or 2017.
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” was signed into law (Tax Reform Legislation).
Shortly after enactment, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (SAB 118) to provide guidance on accounting for the Tax Reform Legislation impacts when the measurements of the income tax effects are complete, incomplete, or incomplete but for which a provisional amount can be estimated. SAB 118 permitted the recognition of provisional amounts, and adjustments to provisional amounts, in subsequent reporting periods within a one year measurement period.
At December 31, 2017, the Company had significant provisional items as set forth below.

•	The Company re-computed its insurance reserves and the transition adjustment from existing law.

•
The Company computed amounts under special accounting method provisions for recognizing income for Federal income tax purposes no later than for financial accounting purposes and the transition adjustment from existing law.

•
The Company did not record current or deferred taxes with respect to the international provisions since it did not expect to have inclusions in U.S. taxable income for certain earnings of foreign subsidiaries in future years.

Adjustments to the Company's provisional amounts for the year ended December 31, 2018 did not impact the effective tax rate.
The Tax Reform Legislation provided for a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, among other provisions. The Company was required to recognize the effect of the tax rate change on its deferred tax assets in the period the tax rate change was signed into law. Consequently, the Company recorded a non-cash increase to Income tax expense of $83 million in the Consolidated Statements of Operations for the year ended December 31, 2017. Based on the filed 2017 tax return, the effect of the tax rate change decreased Income tax expense by $6 million for the year ended December 31, 2018.
At December 31, 2018, measurement of the income tax effects of the Tax Reform Legislation is complete.

The following table presents a reconciliation between the Company's federal income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2018	2017	2016
Income tax expense at statutory rates	$(203)	$(459)	$(398)
Tax benefit from tax exempt income	63	131	124
Foreign taxes and credits	(1)	3	3
State income taxes	(13)	(7)	(6)
Net deferred tax asset remeasurement	6	(83)	—
Other tax expense	(3)	4	(1)
Income tax expense	$(151)	$(411)	$(278)
As of December 31, 2018, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.
The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2018	2017	2016
Current tax expense	$(171)	$(243)	$(142)
Deferred tax benefit (expense)	20	(168)	(136)
Total income tax expense	$(151)	$(411)	$(278)
Total income tax presented above includes foreign tax (expense)/benefit of approximately $(5) million, $1 million and $(9) million related to pretax income from foreign operations of approximately $22 million, $39 million and $51 million for the years ended December 31, 2018, 2017 and 2016.

The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2018	2017
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$108	$74
Unearned premium reserves	108	142
Receivables	15	15
Employee benefits	143	154
Deferred retroactive reinsurance benefit	79	68
Other assets	131	105
Gross deferred tax assets	584	558
Deferred Tax Liabilities:
Investment valuation differences	44	55
Deferred acquisition costs	78	77
Net unrealized gains	14	233
Software and hardware	44	46
Other liabilities	12	10
Gross deferred tax liabilities	192	421
Net deferred tax asset	$392	$137
As of December 31, 2018, the CNA Tax Group had no loss carryforwards or tax credit carryforwards.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2018 or 2017.

Note E. Claim and Claim Adjustment Expense Reserves
Property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including IBNR claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, including inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Liability for Unpaid Claim and Claim Adjustment Expenses
The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented in the Consolidated Balance Sheets.

As of December 31
(In millions)	2018
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$4,831
Commercial	7,998
International	1,524
Corporate & Other	192
Life & Group (1)	3,420
Total net claim and claim adjustment expenses	17,965
Reinsurance receivables: (2)
Specialty	634
Commercial	745
International	226
Corporate & Other (3)	2,233
Life & Group	181
Total reinsurance receivables	4,019
Total gross liability for unpaid claim and claim adjustment expenses	$21,984
(1) The Life & Group segment amounts are primarily related to long term care claim reserves, but also includes amounts related to unfunded structured settlements arising from short duration contracts. Long term care policies are long duration contracts.
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

As of or for the years ended December 31
(In millions)	2018	2017	2016
Reserves, beginning of year:
Gross	$22,004	$22,343	$22,663
Ceded	3,934	4,094	4,087
Net reserves, beginning of year	18,070	18,249	18,576
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,358	5,201	5,025
Decrease in provision for insured events of prior years	(179)	(381)	(342)
Amortization of discount	176	179	175
Total net incurred (1)	5,355	4,999	4,858
Net payments attributable to:
Current year events	(1,046)	(975)	(967)
Prior year events	(4,285)	(4,366)	(4,167)
Total net payments	(5,331)	(5,341)	(5,134)
Foreign currency translation adjustment and other	(129)	163	(51)
Net reserves, end of year	17,965	18,070	18,249
Ceded reserves, end of year	4,019	3,934	4,094
Gross reserves, end of year	$21,984	$22,004	$22,343

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and loss deductible receivables, and benefit expenses related to future policy benefits, which are not reflected in the table above.

Reserving Methodology
In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, the Company's actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in the Company's pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. In addition to the detailed analyses, the Company reviews actual loss emergence for all products each quarter.
In developing the loss reserve estimates for property and casualty contracts, the Company generally projects ultimate losses using several common actuarial methods as listed below. The Company reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as the result of the Company's consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims. Further, the Company does not establish case reserves for allocated loss adjustment expenses (ALAE), therefore ALAE reserves are included in the Company's estimate of IBNR.
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
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company's actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of the Company's products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company may not assign any weight to the paid and incurred development methods. The Company will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because the Company's history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, the Company may also use the loss ratio,

Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation.
Certain claim liabilities are more difficult to estimate or have differing methodologies and considerations which are described below.
Mass Tort and A&EP Reserves
The Company's reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and the Company's view of applicable law and coverage litigation.
Life & Group
The Life & Group segment includes the run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and we have the ability to increase policy premiums, subject to state regulatory approval.
The Company maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for the long term care policies, the Company's actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. The Company's recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. Both elements of the Life & Group reserves are discounted as discussed in Note A to the Consolidated Financial Statements.

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,623	$4,181	$867	$3,516	$1,208	$11,395
Gross IBNR Reserves	3,842	4,562	883	85	1,217	10,589
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,465	$8,743	$1,750	$3,601	$2,425	$21,984
Net Case Reserves	$1,483	$3,831	$749	$3,364	$96	$9,523
Net IBNR Reserves	3,348	4,167	775	56	96	8,442
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,831	$7,998	$1,524	$3,420	$192	$17,965

December 31, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,742	$4,427	$744	$3,386	$1,371	$11,670
Gross IBNR Reserves	3,927	4,337	892	113	1,065	10,334
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,669	$8,764	$1,636	$3,499	$2,436	$22,004
Net Case Reserves	$1,600	$4,103	$640	$3,208	$94	$9,645
Net IBNR Reserves	3,407	4,033	792	82	111	8,425
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,007	$8,136	$1,432	$3,290	$205	$18,070
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

December 31, 2018
(In millions)	2018	2017	2016
Pretax (favorable) unfavorable development:
Specialty	$(150)	$(174)	$(247)
Commercial	(25)	(115)	15
International	(4)	(9)	(58)
Corporate & Other	(2)	(10)	2
Total pretax (favorable) unfavorable development	$(181)	$(308)	$(288)
Favorable net prior year loss reserve development of $19 million, $72 million and $46 million was recorded in the Life & Group segment for the years ended December 31, 2018, 2017 and 2016. The favorable net prior year loss reserve development for the year ended December 31, 2018 was driven by lower than expected claim severity.

Segment Development Tables
For the Specialty, Commercial and International segments, the following tables present further detail and commentary on the development reflected in the financial statements for each of the periods presented. Also presented are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short duration insurance contracts for certain lines of business within each of these segments. Not all lines of business or segments are presented based on their context to the Company's overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short duration contracts when the contracts are not expected to remain in force for an extended period of time.
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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2017 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2018 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2018	2017	2016
Pretax (favorable) unfavorable development:
Medical Professional Liability	$47	$30	$9
Other Professional Liability and Management Liability	(127)	(126)	(140)
Surety	(70)	(84)	(63)
Warranty	(10)	4	4
Other	10	2	(57)
Total pretax (favorable) unfavorable development	$(150)	$(174)	$(247)
2018
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in our hospitals business. Additionally, there was higher than expected frequency and severity in aging services in accident years 2014 through 2017 combined, partially offset by lower than expected frequency in accident year 2015.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency in recent accident years related to financial institutions and professional liability errors and omissions (E&O), favorable severity in accident years 2015 and prior related to professional liability E&O and favorable outcomes on individual claims in financial institutions in accident years 2013 and prior.
Favorable development in surety was due to lower than expected loss emergence for accident years 2017 and prior.
2017
Unfavorable development in medical professional liability was primarily due to continued higher than expected frequency in aging services and higher than expected severity for hospitals in recent accident years. This was partially offset by favorable development in hospitals in prior accident years as well as favorable development related to unallocated claim adjustment expenses.
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
2016
Favorable development in other professional liability and management liability was primarily due to favorable settlements on closed claims and lower than expected frequency of claims in accident years 2010 through 2014 related to professional services and financial institutions. This was partially offset by unfavorable development related to a specific financial institutions claim in accident year 2014, higher management liability severities in accident year 2015 and deterioration on credit crises-related claims in accident year 2009.
Favorable development in surety coverages was primarily due to lower than expected frequency of large losses in accident years 2014 and prior.
Favorable development in other coverages provided to Specialty customers was due to better than expected claim frequency and claim severity in commercial lines coverages in accident years 2010 through 2015.

Specialty - Line of Business Composition
The table below provides the line of business composition of the net liability for unpaid claim and claim adjustment expenses for the Specialty segment.

As of December 31
(In millions)	2018
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,457
Other Professional Liability and Management Liability	2,849
Surety	379
Warranty	40
Other	106
Total net liability for unpaid claim and claim adjustment expenses	$4,831

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$389	$390	$392	$392	$366	$346	$336	$309	$302	$310	$—	14,716
2010		402	412	423	426	415	395	365	360	356	—	14,615
2011			429	437	443	468	439	434	437	437	8	16,505
2012				464	469	508	498	493	484	493	10	17,691
2013					462	479	500	513	525	535	28	19,442
2014						450	489	537	530	535	30	19,602
2015							433	499	510	494	78	17,835
2016								427	487	485	120	15,427
2017									412	449	217	13,777
2018										404	333	11,205
									Total	$4,498	$824
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$9	$63	$143	$211	$247	$269	$280	$288	$291	$300
2010		10	86	173	257	306	326	337	346	350
2011			17	109	208	295	347	375	398	409
2012				14	117	221	323	388	427	457
2013					17	119	255	355	414	462
2014						23	136	258	359	417
2015							22	101	230	313
2016								18	121	246
2017									19	107
2018										21
									Total	$3,082
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,416
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										18
Liability for unallocated claim adjustment expenses for accident years presented										23
Total net liability for unpaid claim and claim adjustment expenses										$1,457
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	Total
Accident Year
2009	$1	$2	$—	$(26)	$(20)	$(10)	$(27)	$(7)	$8	$(79)
2010		10	11	3	(11)	(20)	(30)	(5)	(4)	(46)
2011			8	6	25	(29)	(5)	3	—	8
2012				5	39	(10)	(5)	(9)	9	29
2013					17	21	13	12	10	73
2014						39	48	(7)	5	85
2015							66	11	(16)	61
2016								60	(2)	58
2017									37	37
Total net development for the accident years presented above							60	58	47
Total net development for accident years prior to 2009							(51)	(21)	1
Total unallocated claim adjustment expense development							—	(7)	(1)
Total							$9	$30	$47
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$831	$875	$908	$903	$893	$903	$897	$906	$904	$892	$18	17,374
2010		828	828	848	848	847	837	824	827	821	19	17,888
2011			880	908	934	949	944	911	899	888	39	18,728
2012				923	909	887	878	840	846	833	41	18,491
2013					884	894	926	885	866	863	65	17,918
2014						878	898	885	831	835	88	17,515
2015							888	892	877	832	194	17,333
2016								901	900	900	279	17,787
2017									847	845	479	17,780
2018										850	726	16,564
									Total	$8,559	$1,948
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$37	$195	$361	$553	$641	$722	$772	$801	$825	$844
2010		31	204	405	541	630	670	721	752	784
2011			71	314	503	605	683	726	781	796
2012				56	248	400	573	651	711	755
2013					54	249	447	618	702	754
2014						51	223	392	515	647
2015							60	234	404	542
2016								64	248	466
2017									57	222
2018										54
									Total	$5,864
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,695
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										90
Liability for unallocated claim adjustment expenses for accident years presented										64
Total net liability for unpaid claim and claim adjustment expenses										$2,849
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	Total
Accident Year
2009	$44	$33	$(5)	$(10)	$10	$(6)	$9	$(2)	$(12)	$61
2010		—	20	—	(1)	(10)	(13)	3	(6)	(7)
2011			28	26	15	(5)	(33)	(12)	(11)	8
2012				(14)	(22)	(9)	(38)	6	(13)	(90)
2013					10	32	(41)	(19)	(3)	(21)
2014						20	(13)	(54)	4	(43)
2015							4	(15)	(45)	(56)
2016								(1)	—	(1)
2017									(2)	(2)
Total net development for the accident years presented above							(125)	(94)	(88)
Total net development for accident years prior to 2009							(15)	(25)	(32)
Total unallocated claim adjustment expense development							—	(7)	(7)
Total							$(140)	$(126)	$(127)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$114	$114	$103	$85	$68	$59	$52	$53	$53	$52	$1	6,688
2010		112	112	111	84	76	66	63	59	61	1	5,971
2011			120	121	116	87	75	70	66	62	1	5,808
2012				120	122	98	70	52	45	39	2	5,559
2013					120	121	115	106	91	87	6	5,039
2014						123	124	94	69	60	19	5,036
2015							131	131	104	79	36	4,887
2016								124	124	109	60	5,185
2017									120	115	78	4,936
2018										114	101	3,105
									Total	$778	$305
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$13	$24	$34	$41	$43	$45	$46	$47	$47	$47
2010		13	34	50	55	57	58	55	52	52
2011			19	42	55	58	60	60	56	57
2012				5	32	34	35	35	36	37
2013					16	40	69	78	78	78
2014						7	30	38	36	38
2015							7	26	38	40
2016								5	37	45
2017									23	37
2018										5
									Total	$436
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$342
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										7
Liability for unallocated claim adjustment expenses for accident years presented										30
Total net liability for unpaid claim and claim adjustment expenses										$379
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	Total
Accident Year
2009	$—	$(11)	$(18)	$(17)	$(9)	$(7)	$1	$—	$(1)	$(62)
2010		—	(1)	(27)	(8)	(10)	(3)	(4)	2	(51)
2011			1	(5)	(29)	(12)	(5)	(4)	(4)	(58)
2012				2	(24)	(28)	(18)	(7)	(6)	(81)
2013					1	(6)	(9)	(15)	(4)	(33)
2014						1	(30)	(25)	(9)	(63)
2015							—	(27)	(25)	(52)
2016								—	(15)	(15)
2017									(5)	(5)
Total net development for the accident years presented above							(64)	(82)	(67)
Total net development for accident years prior to 2009							1	1	(3)
Total unallocated claim adjustment expense development							—	(3)	—
Total							$(63)	$(84)	$(70)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2018	2017	2016
Pretax (favorable) unfavorable development:
Commercial Auto	$1	$(35)	$(47)
General Liability	32	(24)	(65)
Workers' Compensation	(32)	(63)	145
Property and Other	(26)	7	(18)
Total pretax (favorable) unfavorable development	$(25)	$(115)	$15
2018
Unfavorable development in general liability was driven by higher than expected claim severity in unsupported umbrella in accident years 2013 through 2016.
Favorable development in workers’ compensation was driven by lower frequency and severity experience and favorable impacts from California reforms.
Favorable development in property and other was driven by lower than expected claim severity in catastrophes in accident year 2017.
2017
Favorable development in commercial auto was primarily due to lower than expected severity in accident years 2013 through 2016, as well as a large favorable recovery on a claim in accident year 2012.
Favorable development in general liability was due to lower than expected severity in life sciences.
Favorable development in workers’ compensation was primarily related to decreases in frequency and severity in recent accident years, partially attributable to California reforms impacting medical costs. This was partially offset by unfavorable development related to an adverse arbitration ruling on reinsurance recoverables from older accident years as well as the recognition of loss estimates associated with earned premium from a prior exposure year.
2016
Favorable development in commercial auto was primarily due to favorable settlements on claims in accident years 2010 through 2014 and lower than expected severities in accident years 2012 through 2015.
Favorable development in general liability was primarily due to better than expected claim settlements in accident years 2012 through 2014, better than expected severity on umbrella claims in accident years 2010 through 2013, and better than expected severity in medical products liability in accident years 2010 through 2015. This was partially offset by unfavorable development related to an increase in reported claims prior to the closing of the three year window set forth by the Minnesota Child Victims Act in accident years 2006 and prior.
Unfavorable development in workers' compensation was primarily due to higher than expected severity for Defense Base Act contractors that largely resulted from a reduction of expected future recoveries from the US Department of Labor under the War Hazard Act. Further unfavorable development was due to the impact of recent Florida court rulings for accident years 2008 through 2015. These were partially offset by favorable development related to lower than expected frequencies related to our ongoing Middle Market and Small Business results for accident years 2009 through 2014.
Favorable development in property and other was primarily due to better than expected loss frequency in accident years 2013 through 2015. This was partially offset by unfavorable development related to higher than expected severity from a fourth quarter 2015 catastrophe event.

Commercial - Line of Business Composition
The table below provides the line of business composition of the net liability for unpaid claim and claim adjustment expenses for the Commercial segment.

As of December 31
(In millions)	2018
Net Claim and claim adjustment expenses:
Commercial Auto	$412
General Liability	3,195
Workers' Compensation	3,968
Property and Other	423
Total net liability for claim and claim adjustment expenses	$7,998

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$291	$276	$280	$282	$285	$281	$278	$276	$276	$277	$—	48,499
2010		267	283	287	291	298	293	289	288	288	1	48,030
2011			268	281	288	302	300	294	294	294	4	47,905
2012				275	289	299	303	307	299	299	6	46,288
2013					246	265	265	249	245	245	7	39,429
2014						234	223	212	205	205	9	33,609
2015							201	199	190	190	22	30,388
2016								198	186	186	27	30,342
2017									199	198	45	30,580
2018										229	118	28,602
									Total	$2,411	$239
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$73	$130	$191	$233	$261	$272	$274	$274	$275	$277
2010		74	141	203	246	271	281	286	287	287
2011			79	145	199	248	274	284	287	289
2012				78	160	220	259	282	285	290
2013					74	135	168	200	225	234
2014						64	102	137	166	187
2015							52	96	130	153
2016								52	93	126
2017									58	107
2018										66
									Total	$2,016
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$395
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										6
Liability for unallocated claim adjustment expenses for accident years presented										11
Total net liability for unpaid claim and claim adjustment expenses										$412
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	Total
Accident Year
2009	$(15)	$4	$2	$3	$(4)	$(3)	$(2)	$—	$1	$(14)
2010		16	4	4	7	(5)	(4)	(1)	—	21
2011			13	7	14	(2)	(6)	—	—	26
2012				14	10	4	4	(8)	—	24
2013					19	—	(16)	(4)	—	(1)
2014						(11)	(11)	(7)	—	(29)
2015							(2)	(9)	—	(11)
2016								(12)	—	(12)
2017									(1)	(1)
Total net development for the accident years presented above							(37)	(41)	—
Total net development for accident years prior to 2009							(10)	4	—
Total unallocated claim adjustment expense development							—	2	1
Total							$(47)	$(35)	$1
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$662	$716	$733	$755	$752	$756	$755	$754	$755	$755	$16	44,934
2010		646	664	658	709	750	726	697	691	691	24	44,144
2011			591	589	631	677	676	681	670	669	26	39,283
2012				587	611	639	636	619	635	635	46	35,083
2013					650	655	650	655	613	623	51	33,420
2014						653	658	654	631	635	71	27,736
2015							581	576	574	589	122	23,471
2016								623	659	667	265	23,078
2017									632	632	412	19,716
2018										653	553	13,336
									Total	$6,549	$1,586
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$33	$124	$305	$468	$576	$625	$663	$701	$721	$727
2010		27	145	280	429	561	611	642	652	656
2011			28	148	273	411	517	568	602	622
2012				28	132	247	374	454	510	559
2013					31	128	240	352	450	510
2014						31	119	247	376	481
2015							19	110	230	357
2016								32	163	279
2017									23	118
2018										33
									Total	$4,342
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,207
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										927
Liability for unallocated claim adjustment expenses for accident years presented										61
Total net liability for unpaid claim and claim adjustment expenses										$3,195
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	Total
Accident Year
2009	$54	$17	$22	$(3)	$4	$(1)	$(1)	$1	$—	$93
2010		18	(6)	51	41	(24)	(29)	(6)	—	45
2011			(2)	42	46	(1)	5	(11)	(1)	78
2012				24	28	(3)	(17)	16	—	48
2013					5	(5)	5	(42)	10	(27)
2014						5	(4)	(23)	4	(18)
2015							(5)	(2)	15	8
2016								36	8	44
2017									—	—
Total net development for the accident years presented above							(46)	(31)	36
Total net development for accident years prior to 2009							(19)	(1)	—
Total unallocated claim adjustment expense development							—	8	(4)
Total							$(65)	$(24)	$32
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$592	$599	$609	$611	$616	$626	$631	$638	$649	$650	$46	51,822
2010		583	632	654	676	698	710	730	733	732	44	49,106
2011			607	641	647	659	651	676	676	674	27	45,637
2012				601	627	659	669	678	673	671	59	42,477
2013					537	572	592	618	593	582	86	38,665
2014						467	480	479	452	450	104	33,465
2015							422	431	406	408	146	31,828
2016								426	405	396	171	31,905
2017									440	432	171	32,811
2018										450	276	30,399
									Total	$5,445	$1,130
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$89	$227	$321	$388	$443	$476	$503	$525	$549	$557
2010		97	251	359	442	510	542	577	615	625
2011			99	249	358	438	478	522	564	571
2012				87	232	342	416	470	509	524
2013					80	213	300	370	417	419
2014						61	159	215	258	282
2015							51	131	180	212
2016								53	129	169
2017									63	151
2018										68
									Total	$3,578
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,867
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										2,131
Other (2)										(32)
Liability for unallocated claim adjustment expenses for accident years presented										2
Total net liability for unpaid claim and claim adjustment expenses										$3,968
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	Total
Accident Year
2009	$7	$10	$2	$5	$10	$5	$7	$11	$1	$58
2010		49	22	22	22	12	20	3	(1)	149
2011			34	6	12	(8)	25	—	(2)	67
2012				26	32	10	9	(5)	(2)	70
2013					35	20	26	(25)	(11)	45
2014						13	(1)	(27)	(2)	(17)
2015							9	(25)	2	(14)
2016								(21)	(9)	(30)
2017									(8)	(8)
Total net development for the accident years presented above							95	(89)	(32)
Adjustment for development on a discounted basis							(3)	(3)	—
Total net development for accident years prior to 2009							53	28	7
Total unallocated claim adjustment expense development							—	1	(7)
Total							$145	$(63)	$(32)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2018	2017	2016
Pretax (favorable) unfavorable development:
Casualty	$(17)	$9	$(29)
Property	17	(16)	(21)
Energy and Marine	(19)	(12)	(18)
Specialty	27	12	19
Healthcare and Technology	(12)	(2)	(9)
Total pretax (favorable) unfavorable development	$(4)	$(9)	$(58)
2018
Favorable development in casualty was primarily driven by better than expected frequency in the liability portion of the package business in Canada and general liability in Europe.
Unfavorable development in property was primarily driven by higher than expected severity in Canada and higher than expected frequency in Hardy, both in accident year 2017.
Favorable development in energy and marine was primarily driven by better than expected large loss frequency in the energy book in accident year 2017, as well as a reduction in incurred losses within the Europe marine discontinued portfolio.
Unfavorable development in specialty was driven by increased loss severity in the accident year 2017 in Europe professional indemnity.
Favorable development in healthcare and technology was primarily driven by lower than expected frequency in accident years 2015 and prior in Europe.
2017
Favorable development in property and in energy and marine was due to better than expected frequency in accident years 2014 through 2016.
Unfavorable development in specialty was primarily due to higher than expected severity in accident year 2015 arising from the management liability business, partially offset by favorable development in accident years 2014 and prior. Additional unfavorable development was related to adverse large claims experience in the Hardy political risks portfolio, relating largely to accident year 2016.
2016
Favorable development in casualty was primarily due to favorable settlements on claims in accident years 2013 and prior related to our Canadian package business. Additional favorable development in accident year 2013 was primarily due to lower than expected frequency of large losses related to our Europe business.
Favorable development in property and in energy and marine was due to better than expected severity on the December 2015 U.K. floods and better than expected attritional losses and large loss experience on accident years 2013 through 2015 for Hardy business. Additional favorable development was due to a commutation of exposures in marine run-off classes on our Europe business.
Unfavorable development in specialty was primarily due to higher than expected large loss emergence in accident years 2011 through 2015 associated with our Commercial Institutions business, partially offset by favorable settlements on claims in accident years 2013 and prior.

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2018
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,059
Hardy	465
Total net liability for claim and claim adjustment expenses	$1,524

International - Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2018
(In millions, except reported claims data)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$254	$251	$253	$253	$239	$236	$226	$218	$216	$219	$8	20,257
2010		232	229	223	217	208	201	195	188	184	8	21,949
2011			265	266	258	239	227	221	219	216	9	24,585
2012				266	273	258	251	251	244	236	20	24,975
2013					287	289	281	261	257	250	25	23,909
2014						275	290	290	279	271	38	24,874
2015							289	305	304	286	51	23,239
2016								284	302	289	79	17,557
2017									300	363	134	17,865
2018										369	174	16,565
									Total	$2,683	$546
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$39	$92	$122	$137	$153	$162	$174	$185	$190	$198
2010		48	96	119	133	146	156	164	167	169
2011			44	114	135	149	162	174	181	185
2012				43	112	144	164	180	191	201
2013					49	112	138	155	169	179
2014						51	120	148	165	182
2015							55	131	161	181
2016								66	131	157
2017									64	145
2018										90
Total										$1,687
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$996
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009										39
Liability for unallocated claim adjustment expenses for accident years presented										24
Total net liability for unpaid claim and claim adjustment expenses										$1,059
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)(2)	2016(1)(2)	2017(1)(2)	2018(2)	Total (2)
Accident Year
2009	$(3)	$2	$—	$(14)	$(3)	$(10)	$(8)	$(2)	$3	$(35)
2010		(3)	(6)	(6)	(9)	(7)	(6)	(7)	(4)	(48)
2011			1	(8)	(19)	(12)	(6)	(2)	(3)	(49)
2012				7	(15)	(7)	—	(7)	(8)	(30)
2013					2	(8)	(20)	(4)	(7)	(37)
2014						15	—	(11)	(8)	(4)
2015							16	(1)	(18)	(3)
2016								18	(13)	5
2017									63	63
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2018 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 102 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31				Calendar Year						As of December 31, 2018
(In millions, except reported claims data)	Net Claim and Allocated Claim Adjustment Expense Reserves at Acquisition	Net Incurred Claim and Allocated Claim Adjustment Expenses in 2012(1)(2)	Total Acquired Net Claim and Allocated Claim Adjustment Expense Reserves and 2012 Incurreds	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative Number of Claims
Accident Year
2009	$11	$—	$12	$6	$(4)	$1	$(2)	$(3)	$(3)	$(2)	3,856
2010	48	(9)	38	47	52	46	52	51	50	—	4,540
2011	125	(1)	124	134	134	138	137	137	140	(2)	6,252
2012	33	71	104	104	112	119	113	113	115	1	6,900
2013				130	146	138	139	140	144	4	7,624
2014					184	182	176	170	170	2	8,097
2015						190	179	177	178	3	8,968
2016							227	245	234	28	9,536
2017								244	252	48	10,309
2018									270	103	7,563
								Total	$1,550	$185
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
Accident Year
2009	$2	$(2)	$(4)	$(4)	$(4)	$(5)	$(4)
2010	19	35	42	45	47	48	46
2011	30	83	123	127	131	132	134
2012	14	79	100	109	106	109	110
2013		38	101	120	126	130	133
2014			56	122	141	150	155
2015				29	98	129	144
2016					63	144	171
2017						53	150
2018							55
Total							$1,094
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented							$456
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2009							—
Liability for unallocated claim adjustment expenses for accident years presented							9
Total net liability for unpaid claim and claim adjustment expenses							$465
Net strengthening or (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)(3)	2016(1)(3)	2017(1)(3)	2018(3)	Total(3)
Accident Year
2009	$1	$(6)	$(10)	$5	$(3)	$(1)	$—	$(14)
2010	(10)	9	5	(6)	6	(1)	(1)	2
2011	(1)	10	—	4	(1)	—	3	15
2012		—	8	7	(6)	—	2	11
2013			16	(8)	1	1	4	14
2014				(2)	(6)	(6)	—	(14)
2015					(11)	(2)	1	(12)
2016						18	(11)	7
2017							8	8
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Data presented for this calendar year is post-acquisition of Hardy.
(3) The amounts included in the loss reserve development tables above are presented at the year-end 2018 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 102 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2018 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10	Total
Specialty
Medical Professional Liability	3.8%	19.7%	24.3%	20.1%	12.1%	7.2%	4.5%	2.5%	1.0%	2.9%	98.1%
Other Professional Liability and Management Liability	6.2%	21.5%	21.3%	17.4%	10.7%	6.4%	5.8%	2.9%	3.3%	2.1%	97.6%
Surety(1)	21.6%	37.9%	21.0%	7.9%	2.1%	1.6%	(1.7)%	(0.5)%	—%	—%	89.9%

Commercial
Commercial Auto	28.0%	23.0%	18.5%	14.2%	9.3%	3.1%	1.3%	0.3%	0.2%	0.7%	98.6%
General Liability	4.3%	15.9%	19.5%	20.5%	15.7%	8.0%	5.6%	3.2%	1.6%	0.8%	95.1%
Workers' Compensation	13.7%	21.1%	13.9%	10.6%	7.5%	4.4%	4.4%	3.2%	2.5%	1.2%	82.5%

International
International - Excluding Hardy	20.5%	26.0%	11.2%	7.1%	6.5%	4.8%	4.3%	2.8%	1.7%	3.7%	88.6%
International - Hardy (2)	24.0%	38.9%	13.3%	6.0%	2.9%	2.1%					87.2%
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

A&EP Reserves
In 2010, CCC together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO through a Loss Portfolio Transfer (LPT). At the effective date of the transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
In years subsequent to the effective date of the LPT, the Company recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which the Company recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Consolidated Statements of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2018	2017	2016
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$178	$60	$200
Provision for uncollectible third-party reinsurance on A&EP	(16)	—	—
Total additional amounts ceded under LPT	162	60	200
Retroactive reinsurance benefit recognized	(114)	(68)	(107)
Pretax impact of deferred retroactive reinsurance	$48	$(8)	$93
The Company completed reserve reviews in both the first and fourth quarters of 2018 and, going forward, intends to perform a single annual review in the fourth quarter. Net unfavorable prior year development of $178 million, $60 million and $200 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2018, 2017 and 2016. Additionally, in 2018, the Company released a portion of its provision for uncollectible third party reinsurance. The 2018 unfavorable development was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and by paid losses on assumed reinsurance exposures. The 2017 unfavorable development of $60 million was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure. The 2016 unfavorable development of $200 million was driven by an increase in anticipated future expenses associated with determination of coverage, higher anticipated payouts associated with a limited number of historical accounts having significant asbestos exposures and higher than expected severity on pollution claims.
As of December 31, 2018 and 2017, the cumulative amounts ceded under the LPT were $3.1 billion and $2.9 billion. The unrecognized deferred retroactive reinsurance benefit was $374 million and $326 million as of December 31, 2018 and 2017 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.7 billion and $3.1 billion as of December 31, 2018 and 2017. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the Company’s A&EP claims.

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
The policyholder refunds for the multi-peril package product were completed in the third quarter of 2017. The policyholder refunds for workers’ compensation policies were completed in the fourth quarter of 2018.
For the year ended December 31, 2016, the Company recorded a charge which reduced earned premium by $16 million. For the year ended December 31, 2017, earned premium was reduced by $36 million. For the year ended December 31, 2018, earned premium increased by $6 million as a result of a change in estimate of the refund payments to policyholders. Additionally, Interest expense recognized for interest due to policyholders on the premium rate adjustments was $1 million and $7 million for the years ended December 31, 2018 and 2017.
Other Litigation
The Company is a party to other routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.
Guarantees
As of December 31, 2018 and 2017, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of December 31, 2018, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2018, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2018, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Reinsurance
The Company cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of the Company. A credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet its obligations. A collectibility exposure also exists to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and the Company's retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers' compensation. Corporate catastrophe reinsurance is also purchased for property and workers' compensation exposure. The Company also utilizes facultative reinsurance in certain lines. In addition, the Company assumes reinsurance primarily through Hardy and as a member of various reinsurance pools and associations.
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2018	2017
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,019	$3,934
Ceded future policy benefits	233	230
Reinsurance receivables related to paid losses	203	126
Reinsurance receivables	4,455	4,290
Allowance for uncollectible reinsurance	(29)	(29)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,426	$4,261
The Company has established an allowance for uncollectible reinsurance receivables related to credit risk. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $3.2 billion and $2.9 billion as of December 31, 2018 and 2017.
The Company's largest recoverables from a single reinsurer as of December 31, 2018, including ceded unearned premium reserves, were approximately $2.2 billion from a subsidiary of Berkshire Hathaway Insurance Group, $278 million from the Gateway Rivers Insurance Company and $233 million from subsidiaries of Wilton Re. These amounts are substantially collateralized. The recoverable from the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2018 Earned Premiums
Property and casualty	$10,857	$305	$4,380	$6,782	4.5%
Long term care	480	50	—	530	9.4%
Total earned premiums	$11,337	$355	$4,380	$7,312	4.9%

2017 Earned Premiums
Property and casualty	$10,447	$317	$4,315	$6,449	4.9%
Long term care	489	50	—	539	9.3%
Total earned premiums	$10,936	$367	$4,315	$6,988	5.3%

2016 Earned Premiums
Property and casualty	$10,400	$258	$4,270	$6,388	4.0%
Long term care	486	50	—	536	9.3%
Total earned premiums	$10,886	$308	$4,270	$6,924	4.4%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2018 Written Premiums
Property and casualty	$11,094	$310	$4,583	$6,821	4.5%
Long term care	474	50	—	524	9.5%
Total written premiums	$11,568	$360	$4,583	$7,345	4.9%

2017 Written Premiums
Property and casualty	$10,655	$327	$4,449	$6,533	5.0%
Long term care	486	50	—	536	9.3%
Total written premiums	$11,141	$377	$4,449	$7,069	5.3%

2016 Written Premiums
Property and casualty	$10,451	$245	$4,255	$6,441	3.8%
Long term care	495	52	—	547	9.5%
Total written premiums	$10,946	$297	$4,255	$6,988	4.3%
Included in the direct and ceded earned premiums for the years ended December 31, 2018, 2017 and 2016 are $3,740 million, $3,864 million and $3,865 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of reinsurance recoveries of $2,836 million, $3,085 million and $3,016 million for the years ended December 31, 2018, 2017 and 2016, including $1,927 million, $2,541 million and $2,621 million, respectively, related to the significant third-party captive program discussed above.

Note H. Debt
Debt is composed of the following obligations.

December 31
(In millions)	2018	2017
Short term debt:
Senior notes of CNAF, 6.950%, face amount of $150, due January 15, 2018	$—	$150

Long term debt:
Senior notes of CNAF:
5.875%, face amount of $500, due August 15, 2020	499	498
5.750%, face amount of $400, due August 15, 2021	399	398
3.950%, face amount of $550, due May 15, 2024	547	547
4.500%, face amount of $500, due March 1, 2026	498	498
3.450%, face amount of $500, due August 15, 2027	495	495
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	242	242
Subordinated variable rate debt of Hardy, face amount of $30, due September 15, 2036(1)	—	30
Total long term debt	2,680	2,708
Total debt	$2,680	$2,858
(1)    In the third quarter of 2018, the Company redeemed $30 million of subordinated variable rate debt of Hardy due September 15, 2036.
CCC is a member of the FHLBC. FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2018 giving it immediate access to approximately $111 million of additional liquidity. As of December 31, 2018 and 2017, CCC had no outstanding borrowings from the FHLBC.
During 2015, the Company entered into a five-year $250 million senior unsecured revolving credit facility with a syndicate of banks which may be used for general corporate purposes. The credit agreement includes several covenants, including maintenance of a minimum consolidated net worth and a defined ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined as of December 31, 2018, was $8.7 billion. As of December 31, 2018 and 2017, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2018 and 2017.
The combined aggregate maturities for debt as of December 31, 2018 are presented in the following table.

(In millions)
2019	$—
2020	500
2021	400
2022	—
2023	243
Thereafter	1,550
Less discount	(13)
Total	$2,680

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

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2018	2017	2018	2017
Benefit obligation as of January 1	$2,749	$2,729	$11	$15
Changes in benefit obligation:
Service cost	—	—	—	—
Interest cost	93	103	—	—
Participants' contributions	—	—	3	4
Actuarial (gain) loss	(187)	99	—	(1)
Benefits paid	(166)	(170)	(5)	(7)
Foreign currency translation and other	(7)	10	—	—
Settlements	(16)	(22)	—	—
Benefit obligation as of December 31	2,466	2,749	9	11
Fair value of plan assets as of January 1	2,261	2,193	—	—
Change in plan assets:
Actual return on plan assets	(69)	221	—	—
Company contributions	23	29	2	3
Participants' contributions	—	—	3	4
Benefits paid	(166)	(170)	(5)	(7)
Foreign currency translation and other	(8)	10	—	—
Settlements	(16)	(22)	—	—
Fair value of plan assets as of December 31	2,025	2,261	—	—
Funded status	$(441)	$(488)	$(9)	$(11)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$9	$4	$—	$—
Other liabilities	(450)	(492)	(9)	(11)
Net amount recognized	$(441)	$(488)	$(9)	$(11)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$—	$(2)
Net actuarial (gain) loss	984	987	(3)	(4)
Net amount recognized	$984	$987	$(3)	$(6)
The accumulated benefit obligation for all defined benefit pension plans was $2,465 million and $2,749 million as of December 31, 2018 and 2017. Changes for years ended December 31, 2018 and 2017 include actuarial (gains) losses of $(187) million and $99 million respectively, primarily driven by changes in the discount rate used to determine defined benefit pension obligations.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Net periodic pension cost (benefit)
Service cost	$—	$—	$—
Non-service cost (benefit):
Interest cost on projected benefit obligation	93	103	113
Expected return on plan assets	(159)	(154)	(160)
Amortization of net actuarial (gain) loss	37	35	37
Settlement loss	6	9	—
Total non-service cost (benefit)	(23)	(7)	(10)
Total net periodic pension cost (benefit)	$(23)	$(7)	$(10)
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $8 million, $2 million and $3 million of non-service benefit in Insurance claims and policyholders' benefits and $15 million, $5 million and $7 million of non-service benefit in Other operating expenses related to net periodic pension costs (benefit).
The components of net periodic postretirement cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Net periodic postretirement cost (benefit)
Service cost	$—	$—	$—
Non-service cost (benefit):
Amortization of prior service credit	(1)	(2)	(2)
Amortization of net actuarial (gain) loss	(1)	—	—
Total non-service cost (benefit)	(2)	(2)	(2)
Total net periodic postretirement cost (benefit)	$(2)	$(2)	$(2)
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $1 million of non-service benefit in Insurance claims and policyholders' benefits and $1 million of non-service benefit in Other operating expenses related to net periodic postretirement cost (benefit), respectively.
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2018	2017	2016
Pension and postretirement benefits
Amounts arising during the period	$(41)	$(31)	$(29)
Settlement	6	9	(2)
Reclassification adjustment relating to prior service credit	(2)	(2)	(2)
Reclassification adjustment relating to actuarial loss	36	35	37
Total increase (decrease) in Other comprehensive income	$(1)	$11	$4

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2018	2017
Pension benefits
Discount rate	4.250%	3.550%
Expected long term rate of return	7.500	7.500
Interest crediting rate	5.000	5.000
Postretirement benefits
Discount rate	3.550%	2.750%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2018	2017	2016
Pension benefits
Discount rate	3.550%	3.950%	4.150%
Expected long term rate of return	7.500	7.500	7.500
Interest crediting rate	5.000	5.000	5.000
Postretirement benefits
Discount rate	2.750%	2.750%	2.750%
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
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2018, 2017 and 2016.
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
As of December 31, 2018, the Plan had committed approximately $93 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$472	$10	$482
States, municipalities and political subdivisions	—	58	—	58
Asset-backed	—	165	—	165
Total fixed maturity securities	—	695	10	705
Equity securities	331	110	—	441
Short term investments	27	54	—	81
Other assets	—	9	—	9
Total assets measured at fair value	$358	$868	$10	1,236
Total limited partnerships measured at net asset value (1)				789
Total plan assets				$2,025

December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$522	$10	$532
States, municipalities and political subdivisions	—	62	—	62
Asset-backed	—	180	—	180
Total fixed maturity securities	—	764	10	774
Equity securities	405	122	—	527
Short term investments	23	11	—	34
Other assets	—	9	—	9
Cash	13	—	—	13
Total assets measured at fair value	$441	$906	$10	1,357
Total limited partnerships measured at net asset value (1)				904
Total plan assets				$2,261
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 81% and 85% of the carrying value as of December 31, 2018 and 2017 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 66% were equity related, 28% pursued a multi-strategy approach and 6% were focused on distressed investments as of December 31, 2018.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2018.

(In millions)	Pension Benefits	Postretirement Benefits
2019	$175	$2
2020	174	2
2021	175	1
2022	177	1
2023	177	1
2024-2028	850	2
In 2019, CNA expects to contribute $8 million to its pension plans and $2 million to its postretirement health care benefit plans.
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
Benefit expense for the Company's savings plans was $71 million, $76 million and $75 million for the years ended December 31, 2018, 2017 and 2016.

Note J. Stock-Based Compensation
The current CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 11 million shares of CNAF common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2018 was approximately 1.8 million.
The Company recorded stock-based compensation expense related to the Plan of $32 million, $36 million and $36 million for the years ended December 31, 2018, 2017 and 2016. The related income tax benefit recognized was $8 million, $18 million and $12 million for the years ended December 31, 2018, 2017 and 2016. The compensation cost not yet recognized was $44 million, and the weighted average period over which it is expected to be recognized is 1.7 years as of December 31, 2018.
Equity based compensation that is not fully vested prior to termination is generally forfeited upon termination, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations.
Share Awards
The fair value of share awards is based on the market value of the Company's common stock as of the date of grant, except for awards made to foreign participants, which is based on the current market value of the Company’s common stock. Generally, RSUs vest over a two or three-year service period following the date of grant. Performance-based RSUs generally become payable within a range of 0% to 100% of the number of shares initially granted based upon the attainment of specific annual performance goals and vest ratably over a four-year service period following the date of grant. As of December 31, 2018 and 2017, the Company does not have any outstanding performance-based RSUs.
In 2016, CNA adopted the Annual Performance Share Plan (PSP). The PSP provides officers with an opportunity to earn an award based upon attainment of specific performance goals achieved over a one-year performance period. Awards are granted at the beginning of each performance year and are generally subject to a two-year cliff vesting period after the Company’s annual performance has been determined. Prior to the PSP, CNA issued performance share units under the Long Term Incentive Plan (LTI Plan). The LTI Plan had a three-year performance period and was settled during 2018. In both plans, the performance share units become payable within a range of 0% to 200% of the number of performance share units initially granted.
In 2016, CNA granted Special Supplemental Equity Awards (SSE). The awards consisted of restricted stock units subject to both Company performance in 2016 and service-based vesting up to two years. As of December 31, 2018, the Company does not have any outstanding SSE restricted stock units.
Payments made under the PSP and SSE are made entirely in shares of common stock, except for awards made to foreign participants, which are paid in cash.
The total fair value of RSUs and performance shares that vested during the years ended December 31, 2018, 2017 and 2016 was $16 million, $34 million and $12 million, respectively.
The weighted average grant date fair value for RSUs and performance shares granted during the years ended December 31, 2018, 2017 and 2016 was $51.64, $44.20 and $32.27, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2018.

	Number of Awards	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2018	2,070,737	$38.92
Awards granted	840,961	51.64
Awards vested	(463,725)	38.62
Awards forfeited, canceled or expired	(307,719)	40.59
Performance-based adjustment	63,894	52.00
Balance as of December 31, 2018	2,204,148	43.98

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2018		2017
(In millions)	Economic Useful Life	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Trade name	8 years	$6	$5	$7	$5
Distribution channel	15 years	10	4	11	4
Total finite-lived intangible assets		16	9	18	9
Indefinite-lived intangible assets:
Syndicate capacity		45		47
Agency force		16		16
Total indefinite-lived intangible assets		61		63
Total other intangible assets		$77	$9	$81	$9
The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. For the years ended December 31, 2018, 2017 and 2016 amortization expense of $1 million, $2 million and $1 million was included in Other operating expenses. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future annual amortization expense for other intangible assets is $1 million in years 2019 through 2023.
Note L. Operating Leases
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. Most leases contain renewal options that provide for rent increases based on prevailing market conditions. Lease expense for the years ended December 31, 2018, 2017 and 2016 was $62 million, $66 million and $60 million.
The table below presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018.

(In millions)	Future Minimum Lease Payments
2019	$35
2020	39
2021	41
2022	38
2023	32
Thereafter	200
Total	$385

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
CNAF's ability to pay dividends may be indirectly limited by the minimum consolidated net worth covenant in the Company's line of credit agreement. See Note H to the Consolidated Financial Statements for further discussion of the Company's debt obligations.
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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (SSAP No. 62R), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $88 million and $63 million at December 31, 2018 and 2017.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2018, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department’s prior approval is $1,383 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $1,026 million in 2018. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2018 (1)	2017	2018 (1)	2017	2016
Combined Continental Casualty Companies	$10,411	$10,726	$1,405	$1,029	$1,033
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
The statutory capital and surplus presented above for CCC was approximately 266% and 264% of company action level RBC as of December 31, 2018 and 2017. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018, as previously reported	$25	$750	$(645)	$(98)	$32
Cumulative effect adjustment from accounting change for adoption of ASU 2018-02(1)	5	137	(130)	—	12
Cumulative effect adjustment from accounting change for adoption of ASU 2016-01(1) net of tax (expense) benefit of $-, $8, $-, $- and $8	—	(28)	—	—	(28)
Balance as of January 1, 2018, as adjusted	30	859	(775)	(98)	16
Other comprehensive income (loss) before reclassifications	(7)	(801)	(32)	(82)	(922)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(2), $2, $8, $- and $8	7	(3)	(32)	—	(28)
Other comprehensive income (loss) net of tax (expense) benefit of $4, $211, $1, $- and $216	(14)	(798)	—	(82)	(894)
Balance as of December 31, 2018	$16	$61	$(775)	$(180)	$(878)

(1)	See Note A to the Consolidated Financial Statements for additional information.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2017	$30	$642	$(647)	$(198)	$(173)
Other comprehensive income (loss) before reclassifications	(3)	190	(25)	100	262
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $(38), $15, $- and $(24)	2	82	(27)	—	57
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(68), $(9), $- and $(75)	(5)	108	2	100	205
Balance as of December 31, 2017	$25	$750	$(645)	$(98)	$32
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net realized investment gains (losses)
Net unrealized gains (losses) on other investments	Net realized investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

Note O. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The International segment underwrites property and casualty coverages on a global basis through its U.K.-based insurance company, a branch operation in Canada as well as through its presence at Lloyd’s of London (Hardy).
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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Realized investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
Approximately 9.3%, 7.7% and 7.9% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2018, 2017 and 2016.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,744	$3,060	$1,018	$524	$—	$(1)	$7,345
Operating revenues
Net earned premiums	$2,732	$3,050	$1,001	$530	$—	$(1)	$7,312
Net investment income	439	500	57	801	20	—	1,817
Non-insurance warranty revenue	1,007	—	—	—	—	—	1,007
Other revenues	2	28	1	2	19	(2)	50
Total operating revenues	4,180	3,578	1,059	1,333	39	(3)	10,186
Claims, benefits and expenses
Net incurred claims and benefits	1,526	2,053	699	1,218	51	—	5,547
Policyholders’ dividends	5	20	—	—	—	—	25
Amortization of deferred acquisition costs	599	505	231	—	—	—	1,335
Non-insurance warranty expense	923	—	—	—	—	—	923
Other insurance related expenses	279	505	135	122	(1)	(1)	1,039
Other expenses	46	43	14	7	193	(2)	301
Total claims, benefits and expenses	3,378	3,126	1,079	1,347	243	(3)	9,170
Core income (loss) before income tax	802	452	(20)	(14)	(204)	—	1,016
Income tax (expense) benefit on core income (loss)	(173)	(95)	1	57	39	—	(171)
Core income (loss)	$629	$357	$(19)	$43	$(165)	$—	845
Net realized investment gains (losses)							(52)
Income tax (expense) benefit on net realized investment gains (losses)							14
Net realized investment gains (losses), after tax							(38)
Net deferred tax asset remeasurement							6
Net income							$813

December 31, 2018
(In millions)
Reinsurance receivables	$649	$795	$250	$414	$2,347	$—	$4,455
Insurance receivables	947	1,277	284	9	(152)	—	2,365
Deferred acquisition costs	308	230	95	—	—	—	633
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,513	—	—	—	—	—	2,513
Insurance reserves
Claim and claim adjustment expenses	5,465	8,743	1,750	3,601	2,425	—	21,984
Unearned premiums	2,132	1,454	475	122	—	—	4,183
Future policy benefits	—	—	—	10,597	—	—	10,597
Deferred non-insurance warranty revenue	3,402	—	—	—	—	—	3,402

Year ended December 31, 2017	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,731	$2,922	$881	$536	$—	$(1)	$7,069
Operating revenues
Net earned premiums	$2,712	$2,881	$857	$539	$—	$(1)	$6,988
Net investment income	522	658	52	782	20	—	2,034
Non-insurance warranty revenue	390	—	—	—	—	—	390
Other revenues	1	32	—	2	2	—	37
Total operating revenues	3,625	3,571	909	1,323	22	(1)	9,449
Claims, benefits and expenses
Net incurred claims and benefits	1,533	1,930	575	1,269	(19)	—	5,288
Policyholders’ dividends	4	18	—	—	—	—	22
Amortization of deferred acquisition costs	590	481	162	—	—	—	1,233
Non-insurance warranty expense	299	—	—	—	—	—	299
Other insurance related expenses	279	530	162	129	(1)	(1)	1,098
Other expenses	43	57	(7)	7	192	—	292
Total claims, benefits and expenses	2,748	3,016	892	1,405	172	(1)	8,232
Core income (loss) before income tax	877	555	17	(82)	(150)	—	1,217
Income tax (expense) benefit on core income (loss)	(295)	(186)	(9)	132	60	—	(298)
Core income (loss)	$582	$369	$8	$50	$(90)	$—	919
Net realized investment gains (losses)							93
Income tax (expense) benefit on net realized investment gains (losses)							(30)
Net realized investment gains (losses), after tax							63
Net deferred tax asset remeasurement							(83)
Net income							$899

December 31, 2017
(In millions)
Reinsurance receivables	$671	$654	$212	$438	$2,315	$—	$4,290
Insurance receivables	969	1,103	254	8	2	—	2,336
Deferred acquisition costs	318	223	93	—	—	—	634
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	212	—	—	—	—	—	212
Insurance reserves
Claim and claim adjustment expenses	5,669	8,764	1,636	3,499	2,436	—	22,004
Unearned premiums	2,020	1,409	472	128	—	—	4,029
Future policy benefits	—	—	—	11,179	—	—	11,179
Deferred non-insurance warranty revenue	972	—	—	—	—	—	972

Year ended December 31, 2016	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$2,738	$2,883	$821	$547	$—	$(1)	$6,988
Operating revenues
Net earned premiums	$2,743	$2,840	$806	$536	$—	$(1)	$6,924
Net investment income	497	657	51	767	16	—	1,988
Non-insurance warranty revenue	361	—	—	—	—	—	361
Other revenues	1	32	—	(2)	12	—	43
Total operating revenues	3,602	3,529	857	1,301	28	(1)	9,316
Claims, benefits and expenses
Net incurred claims and benefits	1,489	1,905	492	1,286	98	—	5,270
Policyholders’ dividends	4	9	—	—	—	—	13
Amortization of deferred acquisition costs	586	475	174	—	—	—	1,235
Non-insurance warranty expense	271	—	—	—	—	—	271
Other insurance related expenses	295	566	133	132	(3)	(1)	1,122
Other expenses	41	36	24	8	209	—	318
Total claims, benefits and expenses	2,686	2,991	823	1,426	304	(1)	8,229
Core income (loss) before income tax	916	538	34	(125)	(276)	—	1,087
Income tax (expense) benefit on core income (loss)	(310)	(183)	(13)	145	98	—	(263)
Core income (loss)	$606	$355	$21	$20	$(178)	$—	824
Net realized investment gains (losses)							50
Income tax (expense) benefit on net realized investment gains (losses)							(15)
Net realized investment gains (losses), after tax							35
Net income							$859

The following table presents operating revenue by line of business for each reportable segment.

Years ended December 31
(In millions)	2018	2017	2016
Specialty
Management & Professional Liability	$2,440	$2,533	$2,562
Surety	571	541	529
Warranty & Alternative Risks(1)	1,169	551	511
Specialty revenues	4,180	3,625	3,602
Commercial
Middle Market	2,045	1,965	1,823
Small Business	472	480	582
Other Commercial Insurance	1,061	1,126	1,124
Commercial revenues	3,578	3,571	3,529
International
Canada	255	224	203
Europe	363	326	314
Hardy	441	359	340
International revenues	1,059	909	857
Life & Group revenues	1,333	1,323	1,301
Corporate & Other revenues	39	22	28
Eliminations	(3)	(1)	(1)
Total operating revenues	10,186	9,449	9,316
Net realized investment gains (losses)	(52)	93	50
Total revenues	$10,134	$9,542	$9,366

(1)
As of January 1, 2018, the Company adopted ASU 2014-09 Revenue Recognition (Topic 606): Revenue from Contracts with Customers. See Note A to the Consolidated Financial Statements for additional information.

Note P. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data.

2018
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,535	$2,574	$2,622	$2,403	$10,134
Net income (loss) (1)	$291	$270	$336	$(84)	$813
Basic earnings (loss) per share	$1.07	$0.99	$1.24	$(0.31)	$2.99
Diluted earnings (loss) per share	$1.07	$0.99	$1.23	$(0.31)	$2.98

2017
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,330	$2,366	$2,398	$2,448	$9,542
Net income (loss) (2)(3)	$260	$272	$144	$223	$899
Basic earnings (loss) per share	$0.96	$1.01	$0.53	$0.82	$3.32
Diluted earnings (loss) per share	$0.96	$1.00	$0.53	$0.82	$3.30

(1)
Net income (loss) in the fourth quarter of 2018 included a loss on limited partnership and common stock investments of $109 million and catastrophe losses, net of reinsurance, of $107 million related to Hurricane Michael and the California wildfires.

(2)	Net income (loss) in the third quarter of 2017 included catastrophe losses, net of reinsurance and including reinstatement premiums, of $188 million related to Hurricanes Harvey, Irma and Maria.

(3)	Net income (loss) in the fourth quarter of 2017 included a one-time non-cash increase to Income tax expense of $83 million as a result of Tax Reform Legislation.
Note Q. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, beginning in 2018, the Company provides investment-related processing services to Loews. The net amounts incurred by the Company for these fees, expenses and services were $43 million for each of the years ended December 31, 2018, 2017 and 2016. Net amounts due to Loews, included in Other liabilities and payable in the first quarter of the subsequent year, were $23 million and $22 million as of December 31, 2018 and 2017. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of less than $1 million for the each of the years ended December 31, 2018 and 2017. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related receivable from Loews, included in Other assets, was $8 million as of December 31, 2018. The related payable to Loews, included in Other liabilities, was $121 million as of December 31, 2017. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2018, 2017 and 2016 were $2 million.

Note R. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $2.9 billion and $3.4 billion reported in Deferred non-insurance warranty revenue as of January 1, 2018 and December 31, 2018. The increase in the deferred revenue balance for the year ended December 31, 2018 was primarily driven by deferrals outpacing revenue recognized in the period due to growth in the business. For the year ended December 31, 2018, the Company recognized $834 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the year ended December 31, 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $963 million of the deferred revenue in 2019, $791 million in 2020, $613 million in 2021 and $1.0 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
As of December 31, 2018, capitalized commission costs were $2.5 billion and capitalized administrator service costs were $24 million. For the year ended December 31, 2018, the amount of amortization of capitalized costs was $673 million and there was no impairment loss related to the costs capitalized. There were no adjustments to deferred costs recorded for the year ended December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, the Company has changed its method of accounting for recognition and measurement of equity securities in 2018.
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
February 13, 2019
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2018, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 131.

CNA Financial Corporation
Chicago, Illinois
February 13, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2018, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer, CNA Financial Corporation	60	2016
Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016. President of Commercial and Specialty Lines of the Chubb Group of Insurance Companies and Executive Vice President of Chubb Limited from 2013 through November 2015.

James M. Anderson (1)	Executive Vice President & Chief Financial Officer, CNA Financial Corporation	46	2018
Executive Vice President and Chief Financial Officer of CNA Financial Corporation since August 2018.  Senior Vice President, Financial Planning & Analysis of the CNA insurance companies from 2012 to August 2018.

Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resource Officer, CNA insurance companies	41	2018
Executive Vice President and Chief Human Resources Officer of CNA insurance companies since February 2018. Senior Vice President, Chief Human Resources Officer of CNA insurance companies from September 2015 through February 2018. Vice President, Human Resources of CNA insurance companies from September 2010 through September 2015.

David Brosnan	Chief Executive, CNA Europe and Hardy	56	2015	Chief Executive of CNA Europe since August 2014 and Chief Executive of Hardy since February 2014. Senior Vice President, Commercial from May 2013 through February 2014.
Michael A. Costonis	Executive Vice President & Chief Operations Officer of the CNA insurance companies	48	2018
Executive Vice President & Chief Operations Officer of the CNA insurance companies since September 2018. Global Insurance Industry Practice Leader and Senior Managing Director at Accenture from 2014 through September 2018. Managing Director at Accenture from 2002 to 2014.

Larry A. Haefner	Executive Vice President & Chief Actuary of the CNA insurance companies	62	2008	Executive Vice President & Chief Actuary of the CNA insurance companies.
Kevin Leidwinger	President & Chief Operating Officer, Commercial of the CNA insurance companies	55	2015	President and Chief Operating Officer, Commercial of the CNA insurance companies since June 2015. Global Casualty Manager for Chubb Commercial Insurance from April 2013 to June 2015.
Albert J. Miralles	Executive Vice President & Chief Risk Officer of the CNA insurance companies	49	2014
Executive Vice President and Chief Risk Officer of the CNA insurance companies since January 2018. President, Long Term Care of the CNA insurance companies from March 2014 through January 2018. Senior Vice President and Treasurer of the CNA insurance companies from 2011 to March 2014.

Andrew J. Pinkes	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies	56	2015	Executive Vice President, Worldwide Property & Casualty Claim of the CNA insurance companies since May 2015. Executive Vice President, Global Head of Claims for the XL Group from May 2013 to May 2015.
Kevin G. Smith	President & Chief Operating Officer for Specialty, CNA insurance companies	54	2017
President and Chief Operating Officer for Specialty of CNA insurance companies since May 2017. Executive Vice President, Chubb from May 2016 through May 2017. Senior Vice President, Chicago Regional Branch Manager, Chubb from July 2008 through May 2016.

Scott Louis Weber	Executive Vice President & General Counsel, CNA Financial Corporation	50	2017
Executive Vice President and General Counsel of CNA Financial Corporation since June 2017. Senior Vice President for Worldwide P&C Claim of CNA insurance companies from February 2017 through June 2017. Managing Director for Stroz Friedberg March 2014 through February 2017. Director for Opera Solutions March 2011 through July 2014.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Douglas M. Worman	Executive Vice President & Chief Underwriting Officer, CNA insurance companies	51	2017
Executive Vice President and Chief Underwriting Officer of CNA insurance companies since March 2017. Chief Executive Officer, U.S. Insurance, ENH Insurance Company from November 2013 through July 2016.

(1) James M. Anderson assumed this role on August 1, 2018. Prior to this date, D. Craig Mense held this office.
Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2018	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,881,693	$42.83	1,837,942
Equity compensation plans not approved by security holders	—	—	—
Total	3,881,693	$42.83	1,837,942
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	**

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

(10)	Material contracts:

	Credit Agreement among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Citibank, N.A., The Northern Trust Company, U.S. Bank National Association and other lenders named therein, dated August 28, 2015 (Exhibit 99.1 to August 28, 2015 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	**

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	First Amendment to the CNA Financial Corporation Incentive Compensation Plan, effective as of April 27, 2016 (Exhibit 10.4.1 to 2016 Form 10-K incorporated herein by reference)	10.4.1

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Non-Qualified Savings Plan (formerly known as the CNA Supplemental Executive Savings and Capital Accumulation Plan), restated as of January 1, 2014 (Exhibit 10.6 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6	+

	First Amendment to the CNA Non-Qualified Savings Plan, dated May 28, 2015 (Exhibit 10.6.1 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Non-Qualified Savings Plan, dated July 22, 2015 (Exhibit 10.6.2 to September 30, 2015 Form 10-Q incorporated herein by reference)	10.6.2	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7

	Employment Agreement, dated November 13, 2015, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed November 16, 2015 incorporated herein by reference)	10.11	+

	Retention Agreement, dated February 4, 2016, between Continental Casualty Company and D. Craig Mense (Exhibit 10.1 to Form 8-K filed February 9, 2016 incorporated herein by reference)	10.12	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.13

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

	Retirement Agreement, dated April 4, 2017, between CNA Financial Corporation and Jonathan D. Kantor (Exhibit 10.1 to Form 10-Q filed July 31, 2017 incorporated herein by reference)	10.19	+

	General Release and Settlement Agreement, dated October 31, 2017, between Continental Casualty Company and Timothy J. Szerlong (Exhibit 10.20 to Form 10-K filed February 14, 2018 incorporated herein by reference)	10.20	+

	Employment Agreement, dated May 26, 2015, between Continental Casualty Company and Kevin J. Leidwinger (Exhibit 10.21 to Form 10-K filed February 14, 2018 incorporated herein by reference)	10.21	+

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications

	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document	101.INS

	XBRL Taxonomy Extension Schema	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	XBRL Taxonomy Extension Definition Linkbase	101.DEF

	XBRL Taxonomy Label Linkbase	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase	101.PRE

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive (Loss) Income

Years ended December 31
(In millions)	2018	2017	2016
Revenues
Net investment income	$10	$6	$3
Net realized investment (losses) gains	—	(42)	(7)
Total revenues	10	(36)	(4)
Expenses
Administrative and general	1	2	1
Interest	135	152	155
Total expenses	136	154	156
Loss from operations before income taxes and equity in net income of subsidiaries	(126)	(190)	(160)
Income tax benefit	9	57	41
Loss before equity in net income of subsidiaries	(117)	(133)	(119)
Equity in net income of subsidiaries	930	1,032	978
Net income	813	899	859
Equity in other comprehensive income of subsidiaries	(894)	205	142
Total comprehensive (loss) income	$(81)	$1,104	$1,001
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2018	2017
Assets
Investment in subsidiaries	$13,427	$14,481
Cash	1	1
Short term investments	519	638
Amounts due from affiliates	2	4
Other assets	—	1
Total assets	$13,949	$15,125
Liabilities
Short term debt	$—	$150
Long term debt	2,680	2,678
Other liabilities	52	53
Total liabilities	2,732	2,881
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,456,978 and 271,205,390 shares outstanding)	683	683
Additional paid-in capital	2,192	2,175
Retained earnings	9,277	9,414
Accumulated other comprehensive income	(878)	32
Treasury stock (1,583,265 and 1,834,853 shares), at cost	(57)	(60)
Total stockholders' equity	11,217	12,244
Total liabilities and stockholders' equity	$13,949	$15,125
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$813	$899	$859
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(930)	(1,032)	(978)
Dividends received from subsidiaries	1,026	955	765
Net realized investment losses	—	42	7
Other, net	16	36	21
Total adjustments	112	1	(185)
Net cash flows provided by operating activities	925	900	674
Cash Flows from Investing Activities
Change in short term investments	130	(146)	(9)
Capital contributions to subsidiaries	(2)	—	—
Other, net	—	—	4
Net cash flows provided (used) by investing activities	128	(146)	(5)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(896)	(842)	(813)
Proceeds from the issuance of debt	—	496	498
Repayment of debt	(150)	(391)	(358)
Other, net	(7)	(17)	1
Net cash flows used by financing activities	(1,053)	(754)	(672)
Net change in cash	—	—	(3)
Cash, beginning of year	1	1	4
Cash, end of year	$1	$1	$1
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2018.
B. Guarantees
As of December 31, 2018 and 2017 CNAF had recorded liabilities of approximately $5 million related to guarantee agreements. The Parent Company believes that it is not likely that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, CNAF has agreed to guarantee the performance of certain obligations of both a previously owned subsidiary and a current subsidiary. Such obligations include agreement to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. The guarantee agreements may include provisions that survive indefinitely. As of December 31, 2018, the aggregate amount of quantifiable guarantee agreements in effect for sales of business entities, assets and third-party loans was $625 million. Should the company be required to make payments under the guarantee, it would have the right to seek reimbursement in certain cases from an affiliate of a previously owned subsidiary.
In addition, CNAF has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2018, CNAF had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
CNAF also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of December 31, 2018, the potential amount of future payments CNAF could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Parent Company does not believe a payable is likely under these guarantees, as it is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2018
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$73	$4	$—	$(6)	$71
Year ended December 31, 2017
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$83	$(1)	$—	$(9)	$73
Year ended December 31, 2016
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$89	$(2)	$(1)	$(3)	$83

(1)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2018	2017	2016
Balance Sheet Data
Deferred acquisition costs	$632	$632
Reserves for unpaid claim and claim adjustment expenses	21,984	22,004
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 8.0%)	1,388	1,434
Unearned premiums	4,183	4,029
Statement of Operations Data
Net written premiums	$7,345	$7,069	$6,988
Net earned premiums	7,312	6,988	6,924
Net investment income	1,751	1,992	1,952
Incurred claim and claim adjustment expenses related to current year	5,358	5,201	5,025
Incurred claim and claim adjustment expenses related to prior years	(179)	(381)	(342)
Amortization of deferred acquisition costs	1,335	1,233	1,235
Paid claim and claim adjustment expenses	5,331	5,341	5,134

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 13, 2019	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 13, 2019	By	/s/ James M. Anderson
James M. Anderson Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 13, 2019	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 13, 2019	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 13, 2019	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 13, 2019	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 13, 2019	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 13, 2019	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 13, 2019	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 13, 2019	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 13, 2019	By	/s/ Marvin Zonis
(Marvin Zonis, Director)

Dated: February 13, 2019	By	/s/ Jane Wang
(Jane Wang, Director)