Form 10-Q
period 2019-03-31
CNA FINANCIAL CORP
filed 2019-04-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2019
Common Stock, Par value $2.50	271,539,570

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2019	2018
Revenues
Net earned premiums	$1,803	$1,785
Net investment income	571	490
Net investment gains:
Other-than-temporary impairment losses	(14)	(6)
Other net investment gains	45	18
Net investment gains	31	12
Non-insurance warranty revenue	281	238
Other revenues	9	10
Total revenues	2,695	2,535
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,357	1,339
Amortization of deferred acquisition costs	342	296
Non-insurance warranty expense	260	216
Other operating expenses	283	303
Interest	34	35
Total claims, benefits and expenses	2,276	2,189
Income before income tax	419	346
Income tax expense	(77)	(55)
Net income	$342	$291

Basic earnings per share	$1.26	$1.07

Diluted earnings per share	$1.25	$1.07

Dividends declared per share	$2.35	$2.30

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.4
Diluted	272.6	272.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three months ended March 31
(In millions)	2019	2018
Comprehensive Income (Loss)
Net income	$342	$291
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	4	(9)
Net unrealized gains on other investments	526	(429)
Net unrealized gains on investments	530	(438)
Foreign currency translation adjustment	17	12
Pension and postretirement benefits	7	10
Other comprehensive income (loss), net of tax	554	(416)
Total comprehensive income (loss)	$896	$(125)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $37,940 and $38,085)	$40,553	$39,546
Equity securities at fair value (cost of $812 and $844)	814	780
Limited partnership investments	1,876	1,982
Other invested assets	59	53
Mortgage loans	863	839
Short term investments	1,474	1,286
Total investments	45,639	44,486
Cash	223	310
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,277	4,426
Insurance receivables (less allowance for uncollectible receivables of $41 and $42)	2,435	2,323
Accrued investment income	406	391
Deferred acquisition costs	664	633
Deferred income taxes	217	392
Property and equipment at cost (less accumulated depreciation of $214 and $216)	314	324
Goodwill	147	146
Deferred non-insurance warranty acquisition expense	2,576	2,513
Other assets (includes $- and $8 due from Loews Corporation)	1,579	1,208
Total assets	$58,477	$57,152
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,836	$21,984
Unearned premiums	4,422	4,183
Future policy benefits	11,078	10,597
Long term debt	2,681	2,680
Deferred non-insurance warranty revenue	3,472	3,402
Other liabilities (includes $31 and $23 due to Loews Corporation)	3,533	3,089
Total liabilities	47,022	45,935
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,527,510 and 271,456,978 shares outstanding)	683	683
Additional paid-in capital	2,184	2,192
Retained earnings	8,976	9,277
Accumulated other comprehensive income (loss)	(324)	(878)
Treasury stock (1,512,733 and 1,583,265 shares), at cost	(64)	(57)
Total stockholders’ equity	11,455	11,217
Total liabilities and stockholders' equity	$58,477	$57,152
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2019	2018
Cash Flows from Operating Activities
Net income	$342	$291
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	32	29
Trading portfolio activity	(3)	(1)
Net investment (gains)	(31)	(12)
Equity method investees	14	(2)
Net amortization of investments	(25)	(15)
Depreciation and amortization	19	20
Changes in:
Receivables, net	44	(215)
Accrued investment income	(15)	(3)
Deferred acquisition costs	(30)	(29)
Insurance reserves	57	311
Other, net	(117)	(156)
Net cash flows provided by operating activities	287	218
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,259	2,576
Fixed maturity securities - maturities, calls and redemptions	576	531
Equity securities	64	7
Limited partnerships	186	69
Mortgage loans	35	11
Purchases:
Fixed maturity securities	(2,447)	(2,690)
Equity securities	(36)	(98)
Limited partnerships	(114)	(62)
Mortgage loans	(59)	(36)
Change in other investments	(6)	(4)
Change in short term investments	(177)	208
Purchases of property and equipment	(8)	(38)
Other, net	16	15
Net cash flows provided by investing activities	289	489
Cash Flows from Financing Activities
Dividends paid to common stockholders	(643)	(624)
Repayment of debt	—	(150)
Purchase of treasury stock	(14)	—
Other, net	(8)	(7)
Net cash flows used by financing activities	(665)	(781)
Effect of foreign exchange rate changes on cash	2	1
Net change in cash	(87)	(73)
Cash, beginning of year	310	355
Cash, end of period	$223	$282
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2019	2018
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,192	2,175
Stock-based compensation	(8)	(2)
Balance, end of period	2,184	2,173
Retained Earnings
Balance, beginning of period	9,277	9,364
Dividends to common stockholders ($2.35 and $2.30 per share)	(643)	(627)
Net income	342	291
Balance, end of period	8,976	9,028
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(878)	16
Other comprehensive income (loss)	554	(416)
Balance, end of period	(324)	(400)
Treasury Stock
Balance, beginning of period	(57)	(60)
Stock-based compensation	7	1
Purchase of treasury stock	(14)	—
Balance, end of period	(64)	(59)
Total stockholders' equity	$11,455	$11,425
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of March 31, 2019.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
ASU 2016-02: In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. On January 1, 2019, the Company adopted the updated guidance using a modified retrospective method. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The Company utilized the package of practical expedients allowing the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs. The Company also utilized the practical expedient to not separate lease and non-lease components for all leases.
Adoption of the updated guidance resulted in the following changes to the Condensed Consolidated Balance Sheet on January 1, 2019:

(In millions)	Balance as of December 31, 2018	Adjustments Due to Adoption of Topic 842	Balance as of January 1, 2019
Property and equipment at cost (less accumulated depreciation)	$324	$2	$326
Other assets	1,208	237	1,445
Other liabilities	3,089	239	3,328

Operating lease right-of-use (ROU) assets, included within Other assets, were reduced by accrued rent and lease incentives of $75 million previously classified as Other liabilities. The updated guidance did not impact the Condensed Consolidated Statements of Operations. See Note K to the Condensed Consolidated Financial Statements for additional information regarding leases.

Accounting Standards Pending Adoption
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
For the three months ended March 31, 2019 and 2018, approximately 971 thousand and 1,009 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the three months ended March 31, 2018 approximately 9 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive. For the three months ended March 31, 2019 there were no antidilutive shares.
The Company repurchased 317,508 shares of CNA Financial Corporation common stock at an aggregate cost of $14 million during the three months ended March 31, 2019. No repurchases were made during 2018.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2019	2018
Fixed maturity securities	$455	$446
Equity securities	30	10
Limited partnership investments	76	30
Mortgage loans	12	11
Short term investments	10	6
Trading portfolio	2	2
Other	2	—
Gross investment income	587	505
Investment expense	(16)	(15)
Net investment income	$571	$490

During the three months ended March 31, 2019 and 2018, $17 million and less than $1 million of Net investment income was recognized due to the change in fair value of common stock still held as of March 31, 2019 and 2018.
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2019	2018
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$36	$69
Gross losses	(42)	(51)
Net investment gains (losses) on fixed maturity securities	(6)	18
Equity securities	42	(15)
Derivatives	(5)	5
Short term investments and other	—	4
Net investment gains (losses)	$31	$12

During the three months ended March 31, 2019 and 2018, $42 million of Net investment gains and $15 million of Net investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2019 and 2018.
The components of Other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Three months ended March 31
(In millions)	2019	2018
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$5
Asset-backed	8	1
OTTI losses recognized in earnings	$14	$6

The following tables present a summary of fixed maturity securities.

March 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,296	$1,269	$99	$20,466	$—
States, municipalities and political subdivisions	9,279	1,299	—	10,578	—
Asset-backed:
Residential mortgage-backed	4,760	92	20	4,832	(22)
Commercial mortgage-backed	2,026	53	7	2,072	—
Other asset-backed	1,877	25	12	1,890	(3)
Total asset-backed	8,663	170	39	8,794	(25)
U.S. Treasury and obligations of government-sponsored enterprises	162	3	1	164	—
Foreign government	502	12	1	513	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	37,912	2,753	140	40,525	$(25)
Total fixed maturity securities trading	28	—	—	28
Total fixed maturity securities	$37,940	$2,753	$140	$40,553

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,764	$791	$395	$19,160	$—
States, municipalities and political subdivisions	9,681	1,076	9	10,748	—
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	(20)
Commercial mortgage-backed	2,200	28	32	2,196	—
Other asset-backed	1,975	11	24	1,962	—
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3	—	159	—
Foreign government	480	5	4	481	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,081	1,982	521	39,542	$(20)
Total fixed maturity securities trading	4	—	—	4
Total fixed maturity securities	$38,085	$1,982	$521	$39,546

The net unrealized gains on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2019 and December 31, 2018, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,458 million and $1,078 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,656	$39	$1,743	$60	$3,399	$99
States, municipalities and political subdivisions	14	—	3	—	17	—
Asset-backed:
Residential mortgage-backed	94	—	1,494	20	1,588	20
Commercial mortgage-backed	184	2	236	5	420	7
Other asset-backed	450	10	95	2	545	12
Total asset-backed	728	12	1,825	27	2,553	39
U.S. Treasury and obligations of government-sponsored enterprises	48	1	14	—	62	1
Foreign government	32	1	27	—	59	1
Total	$2,478	$53	$3,612	$87	$6,090	$140

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21	—	19	—	40	—
Foreign government	114	2	124	2	238	4
Total	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of March 31, 2019.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of March 31, 2019 and 2018 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Three months ended March 31
(In millions)	2019	2018
Beginning balance of credit losses on fixed maturity securities	$18	$27
Reductions for securities sold during the period	(1)	(2)
Ending balance of credit losses on fixed maturity securities	$17	$25

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2019		December 31, 2018
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,144	$1,155	$1,350	$1,359
Due after one year through five years	7,718	7,992	7,979	8,139
Due after five years through ten years	16,874	17,374	16,859	16,870
Due after ten years	12,176	14,004	11,893	13,174
Total	$37,912	$40,525	$38,081	$39,542

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $174 million and $172 million as of March 31, 2019 and December 31, 2018 and a fair value of $(2) million and $4 million as of March 31, 2019 and December 31, 2018. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As of March 31, 2019, the Company had committed approximately $597 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.
As of March 31, 2019, the Company had mortgage loan commitments of $9 million representing signed loan applications received and accepted.
The Company invests in various privately placed debt securities, including bank loans, as part of its overall investment strategy and has committed to additional future purchases, sales and funding. Purchases and sales of privately placed debt securities are recorded once funded. As of March 31, 2019, the Company had commitments to purchase or fund additional amounts of $283 million and sell $150 million under the terms of such securities.

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

March 31, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$203	$20,707	$253	$21,163
States, municipalities and political subdivisions	—	10,596	—	10,596
Asset-backed	—	8,610	184	8,794
Total fixed maturity securities	203	39,913	437	40,553
Equity securities:
Common stock	136	—	4	140
Non-redeemable preferred stock	50	608	16	674
Total equity securities	186	608	20	814
Short term and other	253	1,126	—	1,379
Total assets	$642	$41,647	$457	$42,746
Liabilities
Other liabilities	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

December 31, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$196	$19,396	$222	$19,814
States, municipalities and political subdivisions	—	10,748	—	10,748
Asset-backed	—	8,787	197	8,984
Total fixed maturity securities	196	38,931	419	39,546
Equity securities:
Common stock	144	—	4	148
Non-redeemable preferred stock	48	570	14	632
Total equity securities	192	570	18	780
Short term and other	216	949	—	1,165
Total assets	$604	$40,450	$437	$41,491
Liabilities
Other liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$—	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	2	2
Reported in Other comprehensive income (loss)	8	—	3	—	11
Total realized and unrealized investment gains (losses)	8	—	3	2	13
Purchases	56	—	20	—	76
Sales	—	—	—	—	—
Settlements	(2)	—	(4)	—	(6)
Transfers into Level 3	—	—	5	—	5
Transfers out of Level 3	(31)	—	(37)	—	(68)
Balance as of March 31, 2019	$253	$—	$184	$20	$457
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2019 recognized in Net income (loss)	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2019 recognized in Other comprehensive income (loss)	7	—	3	—	10

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$454
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	7	(2)	4
Reported in Other comprehensive income (loss)	—	—	(5)	—	(5)
Total realized and unrealized investment gains (losses)	(1)	—	2	(2)	(1)
Purchases	—	—	30	—	30
Sales	—	—	(72)	—	(72)
Settlements	(2)	—	(6)	—	(8)
Transfers into Level 3	5	—	—	—	5
Transfers out of Level 3	—	—	(10)	—	(10)
Balance as of March 31, 2018	$100	$1	$279	$18	$398
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2018 recognized in Net income (loss)	$—	$—	$—	$(2)	$(2)

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
As of March 31, 2019 and December 31, 2018, there were approximately $54 million and $48 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

March 31, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$293	Discounted cash flow	Credit spread	1% - 5% (3%)

December 31, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% - 12% (3%)

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

March 31, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$863	$—	$—	$868	$868
Note receivable	20	—	—	20	20
Liabilities
Long term debt	$2,681	$—	$2,792	$—	$2,792

December 31, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$827	$827
Note receivable	35	—	—	35	35
Liabilities
Long term debt	$2,680	$—	$2,731	$—	$2,731

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $58 million and $34 million for the three months ended March 31, 2019 and 2018. Net catastrophe losses in the first quarter of 2019 and 2018 related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the three months ended March 31
(In millions)	2019	2018
Reserves, beginning of year:
Gross	$21,984	$22,004
Ceded	4,019	3,934
Net reserves, beginning of year	17,965	18,070
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,309	1,246
Increase (decrease) in provision for insured events of prior years	8	(34)
Amortization of discount	50	47
Total net incurred (1)	1,367	1,259
Net payments attributable to:
Current year events	(100)	(91)
Prior year events	(1,309)	(1,219)
Total net payments	(1,409)	(1,310)
Foreign currency translation adjustment and other	13	(9)
Net reserves, end of period	17,936	18,010
Ceded reserves, end of period	3,900	4,057
Gross reserves, end of period	$21,836	$22,067

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

For the three months ended March 31
(In millions)	2019	2018
Pretax (favorable) unfavorable development:
Specialty	$(20)	$(30)
Commercial	(8)	(9)
International	14	—
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$(14)	$(39)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2019	2018
Pretax (favorable) unfavorable development:
Medical Professional Liability	$15	$20
Other Professional Liability and Management Liability	(12)	(34)
Surety	(25)	(15)
Warranty	—	—
Other	2	(1)
Total pretax (favorable) unfavorable development	$(20)	$(30)

2019
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident year 2013 in our allied healthcare business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions. This was partially offset by unfavorable development in management liability in accident year 2014 due to large claim activity.
Favorable development in surety was due to lower than expected frequency for accident years 2016 and prior.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2019	2018
Pretax (favorable) unfavorable development:
Commercial Auto	$(5)	$(1)
General Liability	(20)	(8)
Workers' Compensation	2	(6)
Property and Other	15	6
Total pretax (favorable) unfavorable development	$(8)	$(9)

2019
Favorable development in general liability was primarily due to lower than expected frequency on latent construction defect claims in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected frequency and large loss activity in accident year 2018 in our marine business.
2018
Favorable development in general liability was primarily due to lower than expected frequency and severity in accident years 2015 and prior for our middle market construction business.

International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2019	2018
Pretax (favorable) unfavorable development:
Casualty	$—	$—
Property	15	(1)
Energy and Marine	(1)	—
Specialty (1)	—	1
Total pretax (favorable) unfavorable development	$14	$—

(1) Effective January 1, 2019 the Healthcare and Technology line of business has been absorbed within the Specialty line of business in the International segment. Prior period information has been conformed to the new line of business presentation.
2019
Unfavorable development in property was driven by higher than expected claims in Hardy on 2018 accident year catastrophes.

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
In years subsequent to the effective date of the LPT, the Company recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which the Company recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits in the Condensed Consolidated Statements of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2019	2018
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$—	$113
Provision for uncollectible third-party reinsurance on A&EP	—	(16)
Total additional amounts ceded under LPT	—	97
Retroactive reinsurance benefit recognized	(22)	(57)
Pretax impact of deferred retroactive reinsurance	$(22)	$40

The Company intends to complete its annual A&EP reserve review in the fourth quarter of 2019 and maintain this timing for all future annual A&EP reserve reviews. The Company completed A&EP reserve reviews in both the first and fourth quarters of 2018. Based upon the Company's 2018 first quarter A&EP reserve review, net unfavorable prior year development of $113 million was recognized before consideration of cessions to the LPT for the three months ended March 31, 2018. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos and environmental accounts and paid losses on assumed reinsurance exposures. Additionally, in 2018, the Company released a portion of its provision for uncollectible third-party reinsurance.
As of March 31, 2019 and December 31, 2018, the cumulative amounts ceded under the LPT were $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $352 million and $374 million as of March 31, 2019 and December 31, 2018 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.0 billion and $2.7 billion as of March 31, 2019 and December 31, 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to routine litigation incidental to its business, which, based on the facts and circumstances currently known, is not material to the Company's results of operations or financial position.
Guarantees
As of March 31, 2019 and December 31, 2018, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company agreed to guarantee the performance of certain obligations of previously owned subsidiaries and to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities or assets sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such guarantee and indemnification agreements in effect for sales of business entities, assets and third-party loans may include provisions that survive indefinitely. As of March 31, 2019, the aggregate amount related to quantifiable guarantees was $375 million and the aggregate amount related to quantifiable indemnification agreements was $252 million. In certain cases, should the Company be required to make payments under any such guarantee, it would have the right to seek reimbursement from an affiliate of a previously owned subsidiary.
In addition, the Company has agreed to provide indemnification to third-party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2019, the Company had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of March 31, 2019, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2019	2018
Net periodic pension cost (benefit)
Service cost	$—	$—
Non-service cost (benefit):
Interest cost on projected benefit obligation	25	23
Expected return on plan assets	(36)	(40)
Amortization of net actuarial (gain) loss	10	9
Settlement loss	—	4
Total non-service cost (benefit)	(1)	(4)
Total net periodic pension cost (benefit)	$(1)	$(4)

For the three months ended March 31, 2019, the Company recognized less than $1 million of non-service benefit in Insurance claims and policyholders' benefits and $1 million of non-service benefit in Other operating expenses. For the three months ended March 31, 2018, the Company recognized $1 million of non-service cost in Insurance claims and policyholders' benefits and $3 million of non-service cost in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	4	521	(1)	17	541
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $1, $2, $- and $3	—	(5)	(8)	—	(13)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(141), $(2), $- and $(144)	4	526	7	17	554
Balance as of March 31, 2019	$20	$587	$(768)	$(163)	$(324)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018	$30	$859	$(775)	$(98)	$16
Other comprehensive income (loss) before reclassifications	(10)	(414)	—	12	(412)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(4), $3, $- and $(1)	(1)	15	(10)	—	4
Other comprehensive income (loss) net of tax (expense) benefit of $2, $109, $(3), $- and $108	(9)	(429)	10	12	(416)
Balance as of March 31, 2018	$21	$430	$(765)	$(86)	$(400)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net investment gains (losses)
Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2018. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Net investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net investment gains (losses), ii) income or loss from discontinued operations, iii) any cumulative effects of changes in accounting guidance and iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. Federal tax rate change. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$661	$763	$250	$130	$—	$(1)	$1,803
Net investment income	155	190	15	204	7	—	571
Non-insurance warranty revenue	281	—	—	—	—	—	281
Other revenues	1	7	—	1	2	(2)	9
Total operating revenues	1,098	960	265	335	9	(3)	2,664
Claims, benefits and expenses
Net incurred claims and benefits	392	510	162	308	(21)	—	1,351
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	147	127	68	—	—	—	342
Non-insurance warranty expense	260	—	—	—	—	—	260
Other insurance related expenses	70	130	25	28	(1)	(1)	251
Other expenses	12	11	4	2	39	(2)	66
Total claims, benefits and expenses	882	783	259	338	17	(3)	2,276
Core income (loss) before income tax	216	177	6	(3)	(8)	—	388
Income tax (expense) benefit on core income (loss)	(47)	(38)	—	13	2	—	(70)
Core income (loss)	$169	$139	$6	$10	$(6)	$—	318
Net investment gains (losses)							31
Income tax (expense) benefit on net investment gains (losses)							(7)
Net investment gains (losses), after tax							24
Net income							$342

March 31, 2019
(In millions)
Reinsurance receivables	$674	$761	$237	$408	$2,226	$—	$4,306
Insurance receivables	933	1,234	302	7	—	—	2,476
Deferred acquisition costs	315	247	102	—	—	—	664
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,576	—	—	—	—	—	2,576
Insurance reserves
Claim and claim adjustment expenses	5,470	8,623	1,787	3,645	2,311	—	21,836
Unearned premiums	2,201	1,553	528	142	—	(2)	4,422
Future policy benefits	—	—	—	11,078	—	—	11,078
Deferred non-insurance warranty revenue	3,472	—	—	—	—	—	3,472

Three months ended March 31, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$672	$743	$236	$134	$—	$—	$1,785
Net investment income	122	149	14	200	5	—	490
Non-insurance warranty revenue	238	—	—	—	—	—	238
Other revenues	1	8	—	1	1	(1)	10
Total operating revenues	1,033	900	250	335	6	(1)	2,523
Claims, benefits and expenses
Net incurred claims and benefits	379	468	142	303	41	—	1,333
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	145	121	30	—	—	—	296
Non-insurance warranty expense	216	—	—	—	—	—	216
Other insurance related expenses	64	127	56	30	—	—	277
Other expenses	11	11	(4)	2	42	(1)	61
Total claims, benefits and expenses	816	732	224	335	83	(1)	2,189
Core income (loss) before income tax	217	168	26	—	(77)	—	334
Income tax (expense) benefit on core income (loss)	(46)	(35)	(3)	14	17	—	(53)
Core income (loss)	$171	$133	$23	$14	$(60)	$—	281
Net investment gains (losses)							12
Income tax (expense) benefit on net investment gains (losses)							(2)
Net investment gains (losses), after tax							10
Net income							$291

December 31, 2018
(In millions)
Reinsurance receivables	$649	$795	$250	$414	$2,347	$—	$4,455
Insurance receivables	947	1,277	284	9	(152)	—	2,365
Deferred acquisition costs	308	230	95	—	—	—	633
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,513	—	—	—	—	—	2,513
Insurance reserves
Claim and claim adjustment expenses	5,465	8,743	1,750	3,601	2,425	—	21,984
Unearned premiums	2,132	1,454	475	122	—	—	4,183
Future policy benefits	—	—	—	10,597	—	—	10,597
Deferred non-insurance warranty revenue	3,402	—	—	—	—	—	3,402

The following table presents operating revenue by line of business for each reportable segment.

Three months ended March 31
(In millions)	2019	2018
Specialty
Management & Professional Liability	$636	$624
Surety	139	129
Warranty & Alternative Risks	323	280
Specialty revenues	1,098	1,033
Commercial
Middle Market	547	504
Small Business	121	119
Other Commercial Insurance	292	277
Commercial revenues	960	900
International
Canada	66	58
Europe	91	88
Hardy	108	104
International revenues	265	250
Life & Group revenues	335	335
Corporate & Other revenues	9	6
Eliminations	(3)	(1)
Total operating revenues	2,664	2,523
Net investment gains (losses)	31	12
Total revenues	$2,695	$2,535

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $3.5 billion and $3.4 billion reported in Deferred non-insurance warranty revenue as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019, the Company recognized $265 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the three months ended March 31, 2018, the Company recognized $222 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the three months ended March 31, 2019 and 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $754 million of the deferred revenue in the remainder of 2019, $852 million in 2020, $673 million in 2021 and $1.2 billion thereafter.

Note K. Leases
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are included in Other assets and Other liabilities on the Company's Condensed Consolidated Balance Sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. Certain leases contain options to terminate before maturity. The lease term used to calculate the ROU asset includes any renewal options or lease termination that the Company expects to exercise. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company's lease agreements do not contain significant residual value guarantees, restrictions or covenants.
The Company occupies office facilities under lease agreements that expire at various dates. In addition, data processing, office and transportation equipment is leased under agreements that expire at various dates. The Company’s leases generally include lease and non-lease components, which the Company has elected to account for as a single lease component. Variable lease costs not based on an index or rate consist of non-lease components, which are being accounted for as lease components, and represent charges for services provided by the landlord and our reimbursement for the landlord’s costs, including real estate taxes and insurance. The Company does not have any significant finance leases.
Operating lease cost was $10 million and variable lease cost was $4 million for the three months ended March 31, 2019. Cash paid for amounts included in operating lease liabilities was $8 million for the three months ended March 31, 2019.
The table below presents operating lease ROU assets and lease liabilities as of March 31, 2019:

(In millions)	March 31, 2019
Operating lease ROU assets	$233
Operating lease liabilities	308

The table below presents the maturities of operating lease liabilities as of March 31, 2019:

(In millions)	Operating Leases
2019 (Excluding the three months ended March 31, 2019)	$24
2020	40
2021	42
2022	39
2023	33
Thereafter	202
Total lease payments	380
Less: Discount	(72)
Total operating lease liabilities	$308

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Three months ended March 31	2019
Weighted average remaining lease term	11.0 years
Weighted average discount rate	3.4%

The table below presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018:

(In millions)	Future Minimum Lease Payments
2019	$35
2020	39
2021	41
2022	38
2023	32
Thereafter	200
Total	$385

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018.
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net investment gains or losses, ii) income or loss from discontinued operations, iii) any cumulative effects of changes in accounting guidance and iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. Federal tax rate change. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance, and are therefore not considered an indication of trends in insurance operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers.
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on our reserves is provided in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations including our financial measure, core income (loss). For more detailed components of our business operations and a discussion of the core income (loss) financial measure, see the segment sections within this MD&A. For further discussion of Net investment income and Net investment results, see the Investments section of this MD&A.

Three months ended March 31
(In millions)	2019	2018
Operating Revenues
Net earned premiums	$1,803	$1,785
Net investment income	571	490
Non-insurance warranty revenue	281	238
Other revenues	9	10
Total operating revenues	2,664	2,523
Claims, Benefits and Expenses
Net incurred claims and benefits	1,351	1,333
Policyholders' dividends	6	6
Amortization of deferred acquisition costs	342	296
Other insurance related expenses	251	277
Non-insurance warranty expense	260	216
Other expenses	66	61
Total claims, benefits and expenses	2,276	2,189
Core income before income tax	388	334
Income tax expense on core income	(70)	(53)
Core income	318	281
Net investment gains	31	12
Income tax (expense) on net investment gains	(7)	(2)
Net investment gains, after tax	24	10
Net income	$342	$291
Core income increased $37 million for the three months ended March 31, 2019 as compared with the same period in 2018. Core income for our Property & Casualty Operations decreased $13 million primarily due to lower underwriting income partially offset by higher net investment income driven by limited partnership and common stock returns. Core income for our Life & Group segment decreased $4 million while core loss for our Corporate & Other segment improved $54 million.
Net catastrophe losses were $58 million and $34 million for the three months ended March 31, 2019 and 2018. Favorable net prior year loss reserve development of $14 million and $39 million was recorded in the three months ended March 31, 2019 and 2018 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018
Net written premiums	$698	$686
Net earned premiums	661	672
Net investment income	155	122
Core income	169	171

Other performance metrics:
Loss and loss adjustment expense ratio	59.3%	56.3%
Expense ratio	32.8	31.0
Dividend ratio	0.2	0.2
Combined ratio	92.3%	87.5%

Rate	3%	2%
Renewal premium change	4	4
Retention	89	85
New business	$86	$80
Net written premiums for Specialty increased $12 million for the three months ended March 31, 2019 as compared with the same period in 2018 driven by strong retention, higher new business and positive renewal premium change. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $2 million for the three months ended March 31, 2019 as compared with the same period in 2018, driven by lower underwriting income partially offset by higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 92.3% increased 4.8 points for the three months ended March 31, 2019 as compared with the same period in 2018. The loss ratio increased 3.0 points primarily due to lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $12 million, or 1.8 points of the loss ratio, for the three months ended March 31, 2019, as compared to $3 million, or 0.5 points of the loss ratio, for the three months ended March 31, 2018. The expense ratio increased 1.8 points for the three months ended March 31, 2019 as compared with the same period in 2018 driven by higher acquisition expenses and lower net earned premiums.
Favorable net prior year loss reserve development of $20 million and $30 million was recorded for the three months ended March 31, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2019	December 31, 2018
Gross case reserves	$1,562	$1,623
Gross IBNR reserves	3,908	3,842
Total gross carried claim and claim adjustment expense reserves	$5,470	$5,465
Net case reserves	$1,408	$1,483
Net IBNR reserves	3,403	3,348
Total net carried claim and claim adjustment expense reserves	$4,811	$4,831

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018
Net written premiums	$849	$832
Net earned premiums	763	743
Net investment income	190	149
Core income	139	133

Other performance metrics:
Loss and loss adjustment expense ratio	66.9%	63.0%
Expense ratio	33.8	33.5
Dividend ratio	0.6	0.6
Combined ratio	101.3%	97.1%

Rate	2%	1%
Renewal premium change	3	5
Retention	85	85
New business	$164	$182
Net written premiums for Commercial increased $17 million for the three months ended March 31, 2019 as compared with the same period in 2018 driven by positive renewal premium change partially offset by a higher level of ceded reinsurance and lower new business.  The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $6 million for the three months ended March 31, 2019 as compared with the same period in 2018, primarily due to higher net investment income driven by limited partnership and common stock returns partially offset by unfavorable underwriting results.
The combined ratio of 101.3% increased 4.2 points for the three months ended March 31, 2019 as compared with the same period in 2018. The loss ratio increased 3.9 points driven by the current accident year. Net catastrophe losses were $40 million, or 5.2 points of the loss ratio, for the three months ended March 31, 2019, as compared with $29 million, or 3.9 points of the loss ratio, for the three months ended March 31, 2018. The expense ratio for the three months ended March 31, 2019 increased 0.3 points as compared with the same period in 2018.
Favorable net prior year loss reserve development of $8 million and $9 million was recorded for the three months ended March 31, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2019	December 31, 2018
Gross case reserves	$4,087	$4,181
Gross IBNR reserves	4,536	4,562
Total gross carried claim and claim adjustment expense reserves	$8,623	$8,743
Net case reserves	$3,757	$3,831
Net IBNR reserves	4,156	4,167
Total net carried claim and claim adjustment expense reserves	$7,913	$7,998

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018
Net written premiums	$259	$295
Net earned premiums	250	236
Net investment income	15	14
Core income	6	23

Other performance metrics:
Loss and loss adjustment expense ratio	64.8%	60.4%
Expense ratio	37.1	36.2
Combined ratio	101.9%	96.6%

Rate	5%	3%
Renewal premium change	1	8
Retention	71	83
New business	$80	$93
Net written premiums for International decreased $36 million for the three months ended March 31, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, net written premiums decreased $23 million or 8% for the three months ended March 31, 2019 as compared with the same period in 2018 driven by the strategic exit from certain Hardy business classes in the fourth quarter of 2018 and a higher level of ceded reinsurance. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $17 million for the three months ended March 31, 2019 as compared with the same period in 2018 driven by unfavorable net prior year loss reserve development.
The combined ratio of 101.9% increased 5.3 points for the three months ended March 31, 2019 as compared with the same period in 2018. The loss ratio increased 4.4 points, primarily due to unfavorable net prior year loss reserve development. Net catastrophe losses were $6 million, or 2.3 points of the loss ratio, for the three months ended March 31, 2019, as compared with $2 million, or 0.7 points of the loss ratio, for the three months ended March 31, 2018. The expense ratio increased 0.9 points for the three months ended March 31, 2019 as compared with the same period in 2018 driven by higher acquisition costs.
Unfavorable net prior year loss reserve development was $14 million and nil for the three months ended March 31, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2019	December 31, 2018
Gross case reserves	$861	$867
Gross IBNR reserves	926	883
Total gross carried claim and claim adjustment expense reserves	$1,787	$1,750
Net case reserves	$744	$749
Net IBNR reserves	813	775
Total net carried claim and claim adjustment expense reserves	$1,557	$1,524

Life & Group
The following table details the results of operations for Life & Group.

Three months ended March 31
(In millions)	2019	2018
Net earned premiums	$130	$134
Net investment income	204	200
Core loss before income tax	(3)	—
Income tax benefit on core loss	13	14
Core income	10	14
Core income decreased $4 million for the three months ended March 31, 2019 as compared with the same period in 2018. Persistency continues to benefit from a high proportion of policyholders choosing to lapse coverage or reduce benefits in lieu of premium rate increases. Morbidity continues to trend in line with expectations.
Corporate & Other
The following table details the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2019	2018
Net investment income	$7	$5
Interest expense	34	34
Core loss	(6)	(60)
Core loss improved $54 million for the three months ended March 31, 2019 as compared with the same period in 2018. The prior period included adverse net prior year reserve development for A&EP under the Loss Portfolio Transfer. This is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2019	December 31, 2018
Gross case reserves	$1,141	$1,208
Gross IBNR reserves	1,170	1,217
Total gross carried claim and claim adjustment expense reserves	$2,311	$2,425
Net case reserves	$94	$96
Net IBNR reserves	94	96
Total net carried claim and claim adjustment expense reserves	$188	$192

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2019	2018
Fixed income securities:
Taxable fixed income securities	$383	$350
Tax-exempt fixed income securities	82	105
Total fixed income securities	465	455
Limited partnership and common stock investments	96	31
Other, net of investment expense	10	4
Pretax net investment income	$571	$490
Fixed income securities, after tax	$380	$377
Net investment income, after tax	465	405

Effective income yield for the fixed income securities portfolio, pretax	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%
Limited partnership and common stock return	4.5%	1.3%
Net investment income, after tax, increased $60 million for the three months ended March 31, 2019 as compared with the same period in 2018. The increase was driven by limited partnership and common stock returns.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2019	2018
Fixed maturity securities:
Corporate and other bonds	$—	$19
States, municipalities and political subdivisions	8	20
Asset-backed	(14)	(21)
Total fixed maturity securities	(6)	18
Non-redeemable preferred stock	42	(15)
Short term and other	(5)	9
Net investment gains (losses)	31	12
Income tax (expense) benefit on net investment gains (losses)	(7)	(2)
Net investment gains (losses), after tax	$24	$10
Net investment gains, after tax increased $14 million for the three months ended March 31, 2019 as compared with the same period in 2018. The increase was driven by the favorable change in fair value of non-redeemable preferred stock partially offset by lower net investment gains on sales of securities.
Further information on our investment gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2019		December 31, 2018
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,378	$32	$4,334	$(24)
AAA	2,973	295	3,027	245
AA	6,538	641	6,510	512
A	8,888	765	8,768	527
BBB	14,892	836	14,205	274
Non-investment grade	2,884	44	2,702	(73)
Total	$40,553	$2,613	$39,546	$1,461
As of March 31, 2019 and December 31, 2018, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1,218 million and $1,306 million of pre-refunded municipal bonds as of March 31, 2019 and December 31, 2018.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,562	$19
AAA	119	2
AA	192	3
A	910	17
BBB	2,204	54
Non-investment grade	1,103	45
Total	$6,090	$140
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$96	$1
Due after one year through five years	926	19
Due after five years through ten years	4,411	95
Due after ten years	657	25
Total	$6,090	$140

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

	March 31, 2019		December 31, 2018
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,968	8.7	$16,212	8.4
Other investments	25,726	4.2	25,428	4.4
Total	$42,694	6.0	$41,640	6.0
The investment portfolio is periodically analyzed for changes in duration and related price risk. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	March 31, 2019	December 31, 2018
Short term investments:
Commercial paper	$1,069	$705
U.S. Treasury securities	212	185
Other	193	396
Total short term investments	$1,474	$1,286

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2019, net cash provided by operating activities was $287 million as compared with $218 million for the same period in 2018. The increase in cash provided by operating activities was driven by a higher level of distributions on limited partnerships.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $289 million for the three months ended March 31, 2019, as compared with $489 million for the same period in 2018. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the three months ended March 31, 2019, net cash used by financing activities was $665 million, as compared with $781 million for the same period in 2018. In the first quarter of 2019, we paid dividends of $643 million and repurchased 317,508 shares of our common stock at an aggregate cost of $14 million. In the first quarter of 2018, we paid dividends of $624 million and redeemed the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018.
Common Stock Dividends
A quarterly dividend of $0.35 per share and a special dividend of $2.00 per share of our common stock were declared and paid in the first quarter of 2019. On April 26, 2019, our Board of Directors declared a quarterly dividend of $0.35 per share, payable May 30, 2019 to stockholders of record on May 13, 2019. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2019, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department's prior approval is $1,383 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $356 million during the nine months ended December 31, 2018 and $680 million during the three months ended March 31, 2019. As of March 31, 2019, CCC is able to pay approximately $347 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the U.K. approved an exit from the E.U., commonly referred to as "Brexit.” Brexit remains scheduled to be completed in 2019, although the formal exit has been delayed twice. Effective January 1, 2019, we write business in the E.U. through our recently established European subsidiary in Luxembourg and not through our U.K.-domiciled subsidiary. As a result, the complexity and cost of regulatory compliance of our European business has increased and will likely continue to result in elevated expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2019. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2019, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2019.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details repurchases of our common stock made during the three months ended March 31, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
February 1, 2019 - February 28, 2019	133,138	$43.93	N/A	N/A
March 1, 2019 - March 31, 2019	184,370	43.02	N/A	N/A
Total	317,508	43.40	N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: April 29, 2019	By	/s/ James M. Anderson
James M. Anderson Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Award Letter and Award Terms to Dino E. Robusto for Restricted Stock Units	10.1

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

XBRL Taxonomy Extension Schema	101.SCH

XBRL Taxonomy Extension Calculation Linkbase	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Label Linkbase	101.LAB

XBRL Taxonomy Extension Presentation Linkbase	101.PRE