Form 10-Q
period 2019-06-30
CNA FINANCIAL CORP
filed 2019-08-05
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-5823

CNA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-6169860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 N. Franklin		60606
Chicago,	Illinois	(Zip Code)
(Address of principal executive offices)
(312) 822-5000
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par value $2.50	"CNA"	New York Stock Exchange
Chicago Stock Exchange
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2019, 271,507,039 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Net earned premiums	$1,824	$1,815	$3,627	$3,600
Net investment income	515	506	1,086	996
Net investment (losses) gains:
Other-than-temporary impairment losses	(6)	—	(20)	(6)
Other net investment (losses) gains	(12)	(1)	33	17
Net investment (losses) gains	(18)	(1)	13	11
Non-insurance warranty revenue	285	248	566	486
Other revenues	4	6	13	16
Total revenues	2,610	2,574	5,305	5,109
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,352	1,327	2,709	2,666
Amortization of deferred acquisition costs	338	359	680	655
Non-insurance warranty expense	263	225	523	441
Other operating expenses	281	298	564	601
Interest	34	35	68	70
Total claims, benefits and expenses	2,268	2,244	4,544	4,433
Income before income tax	342	330	761	676
Income tax expense	(64)	(60)	(141)	(115)
Net income	$278	$270	$620	$561

Basic earnings per share	$1.03	$0.99	$2.28	$2.07

Diluted earnings per share	$1.02	$0.99	$2.28	$2.06

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.5	271.6	271.5
Diluted	272.4	272.4	272.5	272.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Comprehensive Income (Loss)
Net income	$278	$270	$620	$561
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	—	(1)	4	(10)
Net unrealized gains on other investments	436	(159)	962	(588)
Net unrealized gains on investments	436	(160)	966	(598)
Foreign currency translation adjustment	—	(52)	17	(40)
Pension and postretirement benefits	8	7	15	17
Other comprehensive income (loss), net of tax	444	(205)	998	(621)
Total comprehensive income (loss)	$722	$65	$1,618	$(60)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,023 and $38,085)	$41,639	$39,546
Equity securities at fair value (cost of $812 and $844)	830	780
Limited partnership investments	1,785	1,982
Other invested assets	58	53
Mortgage loans	916	839
Short term investments	1,519	1,286
Total investments	46,747	44,486
Cash	271	310
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,234	4,426
Insurance receivables (less allowance for uncollectible receivables of $39 and $42)	2,651	2,323
Accrued investment income	398	391
Deferred acquisition costs	681	633
Deferred income taxes	106	392
Property and equipment at cost (less accumulated depreciation of $208 and $216)	302	324
Goodwill	146	146
Deferred non-insurance warranty acquisition expense	2,678	2,513
Other assets (includes $- and $8 due from Loews Corporation)	1,749	1,208
Total assets	$59,963	$57,152
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,729	$21,984
Unearned premiums	4,648	4,183
Future policy benefits	11,537	10,597
Long term debt	2,678	2,680
Deferred non-insurance warranty revenue	3,595	3,402
Other liabilities (includes $48 and $23 due to Loews Corporation)	3,689	3,089
Total liabilities	47,876	45,935
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,503,818 and 271,456,978 shares outstanding)	683	683
Additional paid-in capital	2,190	2,192
Retained earnings	9,159	9,277
Accumulated other comprehensive income (loss)	120	(878)
Treasury stock (1,536,425 and 1,583,265 shares), at cost	(65)	(57)
Total stockholders’ equity	12,087	11,217
Total liabilities and stockholders' equity	$59,963	$57,152
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2019	2018
Cash Flows from Operating Activities
Net income	$620	$561
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	25	15
Trading portfolio activity	4	(13)
Net investment gains	(13)	(11)
Equity method investees	39	(15)
Net amortization of investments	(47)	(30)
Depreciation and amortization	36	41
Changes in:
Receivables, net	(135)	(587)
Accrued investment income	(7)	15
Deferred acquisition costs	(47)	(43)
Insurance reserves	203	563
Other, net	(164)	(142)
Net cash flows provided by operating activities	514	354
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,858	4,781
Fixed maturity securities - maturities, calls and redemptions	1,374	1,306
Equity securities	117	25
Limited partnerships	297	93
Mortgage loans	70	68
Purchases:
Fixed maturity securities	(4,896)	(5,608)
Equity securities	(88)	(127)
Limited partnerships	(139)	(72)
Mortgage loans	(147)	(94)
Change in other investments	(4)	(6)
Change in short term investments	(211)	135
Purchases of property and equipment	(14)	(76)
Other, net	16	14
Net cash flows provided by investing activities	233	439
Cash Flows from Financing Activities
Dividends paid to common stockholders	(738)	(706)
Proceeds from the issuance of debt	496	—
Repayment of debt	(520)	(150)
Purchase of treasury stock	(16)	—
Other, net	(10)	1
Net cash flows used by financing activities	(788)	(855)
Effect of foreign exchange rate changes on cash	2	(5)
Net change in cash	(39)	(67)
Cash, beginning of year	310	355
Cash, end of period	$271	$288
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,184	2,173	2,192	2,175
Stock-based compensation	6	6	(2)	4
Balance, end of period	2,190	2,179	2,190	2,179
Retained Earnings
Balance, beginning of period	8,976	9,028	9,277	9,364
Dividends to common stockholders ($0.35, $0.30, $2.70 and $2.60 per share)	(95)	(82)	(738)	(709)
Net income	278	270	620	561
Balance, end of period	9,159	9,216	9,159	9,216
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(324)	(400)	(878)	16
Other comprehensive income (loss)	444	(205)	998	(621)
Balance, end of period	120	(605)	120	(605)
Treasury Stock
Balance, beginning of period	(64)	(59)	(57)	(60)
Stock-based compensation	1	1	8	2
Purchase of treasury stock	(2)	—	(16)	—
Balance, end of period	(65)	(58)	(65)	(58)
Total stockholders' equity	$12,087	$11,415	$12,087	$11,415
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of June 30, 2019.
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
The interim financial data as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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

As of January 1, 2019, operating lease right-of-use (ROU) assets, included within Other assets, were reduced by accrued rent and lease incentives of $75 million previously classified as Other liabilities. The updated guidance did not impact the Condensed Consolidated Statements of Operations. See Note K to the Condensed Consolidated Financial Statements for additional information regarding leases.

Accounting Standards Pending Adoption
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on the Company's financial statements. The primary changes will be the use of the expected credit loss model for its mortgage loan portfolio, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the ultimate net amount expected to be collected over the term of the asset. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines.
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts.  The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield.  The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2020; however the FASB has proposed a one year deferral of the effective date. The guidance requires restatement of the prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in discount rate is expected to increase volatility in the Company’s stockholders' equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged.

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
For the three and six months ended June 30, 2019, approximately 776 thousand and 872 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, less than 1 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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
The Company repurchased 365,695 shares of CNA Financial Corporation common stock at an aggregate cost of $16 million during the six months ended June 30, 2019. No repurchases were made during 2018.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Fixed maturity securities	$455	$444	$910	$890
Equity securities	16	12	46	22
Limited partnership investments	37	40	113	70
Mortgage loans	12	14	24	25
Short term investments	9	6	19	12
Trading portfolio	2	3	4	5
Other	—	3	2	3
Gross investment income	531	522	1,118	1,027
Investment expense	(16)	(16)	(32)	(31)
Net investment income	$515	$506	$1,086	$996

During the three and six months ended June 30, 2019, $4 million and $21 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2019. During the three and six months ended June 30, 2018, $2 million and $1 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2018.
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$28	$37	$64	$106
Gross losses	(31)	(33)	(73)	(84)
Net investment gains (losses) on fixed maturity securities	(3)	4	(9)	22
Equity securities	11	(10)	53	(25)
Derivatives	(6)	4	(11)	9
Short term investments and other	(20)	1	(20)	5
Net investment gains (losses)	$(18)	$(1)	$13	$11

During the three and six months ended June 30, 2019, $11 million and $53 million of Net investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2019. During the three and six months ended June 30, 2018, $10 million and $25 million of Net investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2018. Net investment gains (losses) for the three and six months ended June 30, 2019 included a $21 million loss related to the second quarter 2019 redemption of the Company's $500 million senior notes due August 2020.
The components of Other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$—	$12	$5
Asset-backed	—	—	8	1
OTTI losses recognized in earnings	$6	$—	$20	$6

The following tables present a summary of fixed maturity securities.

June 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,654	$1,880	$44	$21,490	$—
States, municipalities and political subdivisions	9,196	1,507	—	10,703	—
Asset-backed:
Residential mortgage-backed	4,668	131	2	4,797	(24)
Commercial mortgage-backed	2,032	93	4	2,121	—
Other asset-backed	1,865	40	7	1,898	(2)
Total asset-backed	8,565	264	13	8,816	(26)
U.S. Treasury and obligations of government-sponsored enterprises	118	5	—	123	—
Foreign government	480	17	—	497	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,023	3,673	57	41,639	$(26)
Total fixed maturity securities trading	—	—	—	—
Total fixed maturity securities	$38,023	$3,673	$57	$41,639

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,764	$791	$395	$19,160	$—
States, municipalities and political subdivisions	9,681	1,076	9	10,748	—
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	(20)
Commercial mortgage-backed	2,200	28	32	2,196	—
Other asset-backed	1,975	11	24	1,962	—
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3	—	159	—
Foreign government	480	5	4	481	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,081	1,982	521	39,542	$(20)
Total fixed maturity securities trading	4	—	—	4
Total fixed maturity securities	$38,085	$1,982	$521	$39,546

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2019 and December 31, 2018, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,816 million and $1,078 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$776	$22	$498	$22	$1,274	$44
States, municipalities and political subdivisions	19	—	2	—	21	—
Asset-backed:
Residential mortgage-backed	163	—	134	2	297	2
Commercial mortgage-backed	58	2	69	2	127	4
Other asset-backed	386	5	77	2	463	7
Total asset-backed	607	7	280	6	887	13
U.S. Treasury and obligations of government-sponsored enterprises	—	—	4	—	4	—
Foreign government	3	—	11	—	14	—
Total	$1,405	$29	$795	$28	$2,200	$57

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21	—	19	—	40	—
Foreign government	114	2	124	2	238	4
Total	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of June 30, 2019.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of June 30, 2019 and 2018 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Beginning balance of credit losses on fixed maturity securities	$17	$25	$18	$27
Reductions for securities sold during the period	(1)	(4)	(2)	(6)
Ending balance of credit losses on fixed maturity securities	$16	$21	$16	$21

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2019		December 31, 2018
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,018	$1,032	$1,350	$1,359
Due after one year through five years	8,097	8,476	7,979	8,139
Due after five years through ten years	16,403	17,297	16,859	16,870
Due after ten years	12,505	14,834	11,893	13,174
Total	$38,023	$41,639	$38,081	$39,542

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $172 million as of June 30, 2019 and December 31, 2018 and a fair value of $(8) million and $4 million as of June 30, 2019 and December 31, 2018. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to privately placed debt securities.  As of June 30, 2019, the Company had commitments to purchase or fund approximately $875 million and sell approximately $85 million under the terms of these investments.

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

June 30, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$152	$21,630	$338	$22,120
States, municipalities and political subdivisions	—	10,703	—	10,703
Asset-backed	—	8,623	193	8,816
Total fixed maturity securities	152	40,956	531	41,639
Equity securities:
Common stock	129	—	6	135
Non-redeemable preferred stock	51	628	16	695
Total equity securities	180	628	22	830
Short term and other	359	1,052	—	1,411
Total assets	$691	$42,636	$553	$43,880
Liabilities
Other liabilities	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

December 31, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$196	$19,396	$222	$19,814
States, municipalities and political subdivisions	—	10,748	—	10,748
Asset-backed	—	8,787	197	8,984
Total fixed maturity securities	196	38,931	419	39,546
Equity securities:
Common stock	144	—	4	148
Non-redeemable preferred stock	48	570	14	632
Total equity securities	192	570	18	780
Short term and other	216	949	—	1,165
Total assets	$604	$40,450	$437	$41,491
Liabilities
Other liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2019	$253	$—	$184	$20	$457
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Other comprehensive income (loss)	12	—	4	—	16
Total realized and unrealized investment gains (losses)	12	—	4	—	16
Purchases	76	—	—	2	78
Sales	—	—	—	—	—
Settlements	(2)	—	(4)	—	(6)
Transfers into Level 3	—	—	40	—	40
Transfers out of Level 3	(1)	—	(31)	—	(32)
Balance as of June 30, 2019	$338	$—	$193	$22	$553
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Net income (loss)	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Other comprehensive income (loss)	10	—	5	—	15

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2018	$100	$1	$279	$18	$398
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(1)	(1)
Reported in Other comprehensive income (loss)	(1)	—	(1)	—	(2)
Total realized and unrealized investment gains (losses)	(1)	—	(1)	(1)	(3)
Purchases	2	—	41	—	43
Sales	(5)	—	—	—	(5)
Settlements	(2)	—	(6)	—	(8)
Transfers into Level 3	—	—	13	—	13
Transfers out of Level 3	—	—	(53)	—	(53)
Balance as of June 30, 2018	$94	$1	$273	$17	$385
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2018 recognized in Net income (loss)	$—	$—	$—	$(1)	$(1)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$—	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	2	2
Reported in Other comprehensive income (loss)	20	—	7	—	27
Total realized and unrealized investment gains (losses)	20	—	7	2	29
Purchases	132	—	20	2	154
Sales	—	—	—	—	—
Settlements	(4)	—	(8)	—	(12)
Transfers into Level 3	—	—	45	—	45
Transfers out of Level 3	(32)	—	(68)	—	(100)
Balance as of June 30, 2019	$338	$—	$193	$22	$553
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Net income (loss)	$—	$—	$—	$3	$3
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Other comprehensive income (loss)	17	—	8	—	25

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$454
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	7	(3)	3
Reported in Other comprehensive income (loss)	(1)	—	(6)	—	(7)
Total realized and unrealized investment gains (losses)	(2)	—	1	(3)	(4)
Purchases	2	—	71	—	73
Sales	(5)	—	(72)	—	(77)
Settlements	(4)	—	(12)	—	(16)
Transfers into Level 3	5	—	13	—	18
Transfers out of Level 3	—	—	(63)	—	(63)
Balance as of June 30, 2018	$94	$1	$273	$17	$385
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2018 recognized in Net income (loss)	$—	$—	$—	$(3)	$(3)

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
Fixed Maturity Securities
Level 1 securities include highly liquid and exchange traded bonds, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology, or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with inputs that are not market observable.
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
As of June 30, 2019 and December 31, 2018, there were approximately $53 million and $48 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$381	Discounted cash flow	Credit spread	1% - 5% (2%)

December 31, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% - 12% (3%)

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

June 30, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$916	$—	$—	$936	$936
Note receivable	20	—	—	20	20
Liabilities
Long term debt	$2,678	$—	$2,864	$—	$2,864

December 31, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$827	$827
Note receivable	35	—	—	35	35
Liabilities
Long term debt	$2,680	$—	$2,731	$—	$2,731

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $38 million and $96 million for the three and six months ended June 30, 2019. The Company reported catastrophe losses, net of reinsurance, of $26 million and $60 million for the three and six months ended June 30, 2018. Net catastrophe losses in 2019 and 2018 related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the six months ended June 30
(In millions)	2019	2018
Reserves, beginning of year:
Gross	$21,984	$22,004
Ceded	4,019	3,934
Net reserves, beginning of year	17,965	18,070
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,615	2,552
Increase (decrease) in provision for insured events of prior years	(36)	(112)
Amortization of discount	98	92
Total net incurred (1)	2,677	2,532
Net payments attributable to:
Current year events	(315)	(312)
Prior year events	(2,519)	(2,387)
Total net payments	(2,834)	(2,699)
Foreign currency translation adjustment and other	55	(70)
Net reserves, end of period	17,863	17,833
Ceded reserves, end of period	3,866	4,157
Gross reserves, end of period	$21,729	$21,990

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

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Specialty	$(18)	$(44)	$(38)	$(74)
Commercial	(12)	(13)	(20)	(22)
International	(1)	(2)	13	(2)
Corporate & Other	—	—	—	—
Total pretax (favorable) unfavorable development	$(31)	$(59)	$(45)	$(98)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Medical Professional Liability	$15	$3	$30	$23
Other Professional Liability and Management Liability	(7)	(34)	(19)	(68)
Surety	(15)	(15)	(40)	(30)
Warranty	(7)	(6)	(7)	(6)
Other	(4)	8	(2)	7
Total pretax (favorable) unfavorable development	$(18)	$(44)	$(38)	$(74)

Three Months
2019
Favorable development in surety was due to lower than expected frequency for accident years 2015 and 2016.
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on individual claims and higher than expected severity emergence in accident year 2017 in our dentists business.
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
Six Months
2019
Favorable development in surety was due to lower than expected frequency for accident years 2016 and prior.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions.
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident year 2013 in our allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity emergence in accident year 2017 in our dentists business.
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
Favorable development in surety was due to continued lower than expected loss emergence for accident years 2015 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Commercial Auto	$(3)	$—	$(8)	$(1)
General Liability	13	26	(7)	18
Workers' Compensation	(7)	(6)	(5)	(12)
Property and Other	(15)	(33)	—	(27)
Total pretax (favorable) unfavorable development	$(12)	$(13)	$(20)	$(22)

Three Months
2019
Favorable development in property and other was primarily due to continued lower than expected claim severity from catastrophes in accident year 2017.
Unfavorable development in general liability was primarily due to higher than expected large loss experience in our excess and umbrella business in accident year 2017.
2018
Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.
Favorable development in property and other was driven by lower than expected claim severity from catastrophes in accident year 2017.
Six Months
2019
Favorable development in general liability was primarily due to lower than expected frequency on latent construction defect claims across multiple accident years. This was partially offset by unfavorable development due to higher than expected large loss experience in our excess and umbrella business in accident year 2017.
2018
Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.
Favorable development in property and other was driven by lower than expected claim severity from catastrophes in accident year 2017.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Casualty	$(5)	$(6)	$(5)	$(6)
Property	(4)	13	11	12
Energy and Marine	9	(5)	8	(5)
Specialty (1)	(1)	(4)	(1)	(3)
Total pretax (favorable) unfavorable development	$(1)	$(2)	$13	$(2)

(1) Effective January 1, 2019 the Healthcare and Technology line of business has been absorbed within the Specialty line of business in the International segment. Prior period information has been conformed to the new line of business presentation.
Three Months
2019
Unfavorable development in energy and marine was primarily due to adverse attritional experience and increased frequency of large losses in accident year 2018.
2018
Unfavorable development in property was primarily driven by higher than expected severity in Canada and higher than expected frequency in Hardy, both in accident year 2017.
Favorable development in specialty was primarily driven by lower than expected frequency in accident years 2015 and prior related to healthcare in Europe, partially offset by unfavorable development arising from increased severity for professional indemnity in accident year 2017.
Six Months
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
In years subsequent to the effective date of the LPT, the Company recognized adverse prior year development on its A&EP reserves resulting in additional amounts ceded under the LPT. As a result, the cumulative amounts ceded under the LPT have exceeded the $2.2 billion consideration paid, resulting in the NICO LPT moving into a gain position, requiring retroactive reinsurance accounting. Under retroactive reinsurance accounting, this gain is deferred and only recognized in earnings in proportion to actual paid recoveries under the LPT. Over the life of the contract, there is no economic impact as long as any additional losses incurred are within the limit of the LPT. In a period in which the Company recognizes a change in the estimate of A&EP reserves that increases or decreases the amounts ceded under the LPT, the proportion of actual paid recoveries to total ceded losses is affected and the change in the deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the LPT. The effect of the deferred retroactive reinsurance benefit is recorded in Insurance claims and policyholders' benefits on the Condensed Consolidated Statements of Operations.
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$—	$—	$—	$113
Provision for uncollectible third-party reinsurance on A&EP	—	—	—	(16)
Total additional amounts ceded under LPT	—	—	—	97
Retroactive reinsurance benefit recognized	(14)	(15)	(36)	(72)
Pretax impact of deferred retroactive reinsurance	$(14)	$(15)	$(36)	$25

The Company intends to complete its annual A&EP reserve review in the fourth quarter of 2019 and maintain this timing for all future annual A&EP reserve reviews. The Company completed A&EP reserve reviews in both the first and fourth quarters of 2018. Based upon the Company's 2018 first quarter A&EP reserve review, net unfavorable prior year development of $113 million was recognized before consideration of cessions to the LPT for the six months ended June 30, 2018. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos and environmental accounts and paid losses on assumed reinsurance exposures. Additionally, in 2018, the Company released a portion of its provision for uncollectible third-party reinsurance.
As of June 30, 2019 and December 31, 2018, the cumulative amounts ceded under the LPT were $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $338 million and $374 million as of June 30, 2019 and December 31, 2018 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.1 billion and $2.7 billion as of June 30, 2019 and December 31, 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and routine litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of June 30, 2019 and December 31, 2018, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company indemnified purchasers for certain losses, some of which are not limited by a contractual monetary amount. As of June 30, 2019, the Company had outstanding unlimited indemnifications that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of June 30, 2019, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Net periodic pension cost (benefit)
Service cost	$—	$—	$—	$—
Non-service cost (benefit):
Interest cost on projected benefit obligation	25	24	50	47
Expected return on plan assets	(35)	(40)	(71)	(80)
Amortization of net actuarial (gain) loss	10	9	20	18
Settlement loss	—	1	—	5
Total non-service cost (benefit)	—	(6)	(1)	(10)
Total net periodic pension cost (benefit)	$—	$(6)	$(1)	$(10)

For the three and six months ended June 30, 2019, the Company recognized less than $1 million of non-service benefit in Insurance claims and policyholders' benefits and less than $1 million and $1 million of non-service benefit in Other operating expenses.
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

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2019	$20	$587	$(768)	$(163)	$(324)
Other comprehensive income (loss) before reclassifications	(1)	434	—	—	433
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $-, $2, $- and $2	(1)	(2)	(8)	—	(11)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(114), $(2), $- and $(117)	—	436	8	—	444
Balance as of June 30, 2019	$20	$1,023	$(760)	$(163)	$120

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2018	$21	$430	$(765)	$(86)	$(400)
Other comprehensive income (loss) before reclassifications	(1)	(156)	—	(52)	(209)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(1), $2, $- and $1	—	3	(7)	—	(4)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $46, $(2), $- and $45	(1)	(159)	7	(52)	(205)
Balance as of June 30, 2018	$20	$271	$(758)	$(138)	$(605)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	3	955	(1)	17	974
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $1, $4, $- and $5	(1)	(7)	(16)	—	(24)
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(255), $(4), $- and $(261)	4	962	15	17	998
Balance as of June 30, 2019	$20	$1,023	$(760)	$(163)	$120

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018	$30	$859	$(775)	$(98)	$16
Other comprehensive income (loss) before reclassifications	(11)	(570)	—	(40)	(621)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(5), $5, $- and $-	(1)	18	(17)	—	—
Other comprehensive income (loss) net of tax (expense) benefit of $3, $155, $(5), $- and $153	(10)	(588)	17	(40)	(621)
Balance as of June 30, 2018	$20	$271	$(758)	$(138)	$(605)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net investment gains (losses)
Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$688	$763	$243	$130	$—	$—	$1,824
Net investment income	134	154	15	205	7	—	515
Non-insurance warranty revenue	285	—	—	—	—	—	285
Other revenues	(1)	3	1	—	2	(1)	4
Total operating revenues	1,106	920	259	335	9	(1)	2,628
Claims, benefits and expenses
Net incurred claims and benefits	395	507	147	309	(12)	—	1,346
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	152	130	56	—	—	—	338
Non-insurance warranty expense	263	—	—	—	—	—	263
Other insurance related expenses	76	119	34	30	(1)	—	258
Other expenses	12	7	3	2	34	(1)	57
Total claims, benefits and expenses	899	768	240	341	21	(1)	2,268
Core income (loss) before income tax	207	152	19	(6)	(12)	—	360
Income tax (expense) benefit on core income (loss)	(46)	(32)	(2)	13	1	—	(66)
Core income (loss)	$161	$120	$17	$7	$(11)	$—	294
Net investment gains (losses)							(18)
Income tax (expense) benefit on net investment gains (losses)							2
Net investment gains (losses), after tax							(16)
Net income							$278

Three months ended June 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$683	$753	$248	$131	$—	$—	$1,815
Net investment income	130	157	15	198	6	—	506
Non-insurance warranty revenue	248	—	—	—	—	—	248
Other revenues	—	8	(1)	—	(1)	—	6
Total operating revenues	1,061	918	262	329	5	—	2,575
Claims, benefits and expenses
Net incurred claims and benefits	372	470	166	327	(14)	—	1,321
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	149	127	83	—	—	—	359
Non-insurance warranty expense	225	—	—	—	—	—	225
Other insurance related expenses	70	126	10	30	—	—	236
Other expenses	12	10	7	1	67	—	97
Total claims, benefits and expenses	829	738	266	358	53	—	2,244
Core income (loss) before income tax	232	180	(4)	(29)	(48)	—	331
Income tax (expense) benefit on core income (loss)	(49)	(37)	(3)	19	9	—	(61)
Core income (loss)	$183	$143	$(7)	$(10)	$(39)	$—	270
Net investment gains (losses)							(1)
Income tax (expense) benefit on net investment gains (losses)							1
Net investment gains (losses), after tax							—
Net income							$270

Six months ended June 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$1,349	$1,526	$493	$260	$—	$(1)	$3,627
Net investment income	289	344	30	409	14	—	1,086
Non-insurance warranty revenue	566	—	—	—	—	—	566
Other revenues	—	10	1	1	4	(3)	13
Total operating revenues	2,204	1,880	524	670	18	(4)	5,292
Claims, benefits and expenses
Net incurred claims and benefits	787	1,017	309	617	(33)	—	2,697
Policyholders’ dividends	2	10	—	—	—	—	12
Amortization of deferred acquisition costs	299	257	124	—	—	—	680
Non-insurance warranty expense	523	—	—	—	—	—	523
Other insurance related expenses	146	249	59	58	(2)	(1)	509
Other expenses	24	18	7	4	73	(3)	123
Total claims, benefits and expenses	1,781	1,551	499	679	38	(4)	4,544
Core income (loss) before income tax	423	329	25	(9)	(20)	—	748
Income tax (expense) benefit on core income (loss)	(93)	(70)	(2)	26	3	—	(136)
Core income (loss)	$330	$259	$23	$17	$(17)	$—	612
Net investment gains (losses)							13
Income tax (expense) benefit on net investment gains (losses)							(5)
Net investment gains (losses), after tax							8
Net income							$620

June 30, 2019
(In millions)
Reinsurance receivables	$696	$766	$242	$399	$2,160	$—	$4,263
Insurance receivables	1,002	1,362	318	7	1	—	2,690
Deferred acquisition costs	316	264	101	—	—	—	681
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,678	—	—	—	—	—	2,678
Insurance reserves
Claim and claim adjustment expenses	5,396	8,580	1,800	3,710	2,243	—	21,729
Unearned premiums	2,261	1,721	534	133	—	(1)	4,648
Future policy benefits	—	—	—	11,537	—	—	11,537
Deferred non-insurance warranty revenue	3,595	—	—	—	—	—	3,595

Six months ended June 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$1,355	$1,496	$484	$265	$—	$—	$3,600
Net investment income	252	306	29	398	11	—	996
Non-insurance warranty revenue	486	—	—	—	—	—	486
Other revenues	1	16	(1)	1	—	(1)	16
Total operating revenues	2,094	1,818	512	664	11	(1)	5,098
Claims, benefits and expenses
Net incurred claims and benefits	751	938	308	630	27	—	2,654
Policyholders’ dividends	2	10	—	—	—	—	12
Amortization of deferred acquisition costs	294	248	113	—	—	—	655
Non-insurance warranty expense	441	—	—	—	—	—	441
Other insurance related expenses	134	253	66	60	—	—	513
Other expenses	23	21	3	3	109	(1)	158
Total claims, benefits and expenses	1,645	1,470	490	693	136	(1)	4,433
Core income (loss) before income tax	449	348	22	(29)	(125)	—	665
Income tax (expense) benefit on core income (loss)	(95)	(72)	(6)	33	26	—	(114)
Core income (loss)	$354	$276	$16	$4	$(99)	$—	551
Net investment gains (losses)							11
Income tax (expense) benefit on net investment gains (losses)							(1)
Net investment gains (losses), after tax							10
Net income							$561

December 31, 2018
(In millions)
Reinsurance receivables	$649	$795	$250	$414	$2,347	$—	$4,455
Insurance receivables	947	1,277	284	9	(152)	—	2,365
Deferred acquisition costs	308	230	95	—	—	—	633
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,513	—	—	—	—	—	2,513
Insurance reserves
Claim and claim adjustment expenses	5,465	8,743	1,750	3,601	2,425	—	21,984
Unearned premiums	2,132	1,454	475	122	—	—	4,183
Future policy benefits	—	—	—	10,597	—	—	10,597
Deferred non-insurance warranty revenue	3,402	—	—	—	—	—	3,402

The following table presents operating revenue by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Specialty
Management & Professional Liability	$629	$627	$1,265	$1,251
Surety	151	145	290	274
Warranty & Alternative Risks	326	289	649	569
Specialty revenues	1,106	1,061	2,204	2,094
Commercial
Middle Market	545	521	1,092	1,025
Small Business	115	120	236	239
Other Commercial Insurance	260	277	552	554
Commercial revenues	920	918	1,880	1,818
International
Canada	68	63	134	121
Europe	88	91	179	179
Hardy	103	108	211	212
International revenues	259	262	524	512
Life & Group revenues	335	329	670	664
Corporate & Other revenues	9	5	18	11
Eliminations	(1)	—	(4)	(1)
Total operating revenues	2,628	2,575	5,292	5,098
Net investment gains (losses)	(18)	(1)	13	11
Total revenues	$2,610	$2,574	$5,305	$5,109

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $3.6 billion and $3.4 billion reported in Deferred non-insurance warranty revenue as of June 30, 2019 and December 31, 2018. For the three and six months ended June 30, 2019, the Company recognized $246 million and $511 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the three and six months ended June 30, 2018, the Company recognized $213 million and $435 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the three and six months ended June 30, 2019 and 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $530 million of the deferred revenue in the remainder of 2019, $927 million in 2020, $746 million in 2021 and $1.4 billion thereafter.

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
Operating lease cost was $9 million and $19 million for the three and six months ended June 30, 2019. Variable lease cost was $4 million and $8 million for the three and six months ended June 30, 2019. Cash paid for amounts included in operating lease liabilities was $9 million and $17 million for the three and six months ended June 30, 2019.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	June 30, 2019
Operating lease ROU assets	$223
Operating lease liabilities	301

The following table presents the maturities of operating lease liabilities as of June 30, 2019.

(In millions)	Operating Leases
2019 (Excluding the six months ended June 30, 2019)	$15
2020	39
2021	42
2022	38
2023	33
Thereafter	202
Total lease payments	369
Less: Discount	(68)
Total operating lease liabilities	$301

The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets.

June 30, 2019
Weighted average remaining lease term	10.8 years
Weighted average discount rate	3.4%

The following table presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018.

(In millions)	Future Minimum Lease Payments
2019	$35
2020	39
2021	41
2022	38
2023	32
Thereafter	200
Total	$385

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

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Operating Revenues
Net earned premiums	$1,824	$1,815	$3,627	$3,600
Net investment income	515	506	1,086	996
Non-insurance warranty revenue	285	248	566	486
Other revenues	4	6	13	16
Total operating revenues	2,628	2,575	5,292	5,098
Claims, Benefits and Expenses
Net incurred claims and benefits	1,346	1,321	2,697	2,654
Policyholders' dividends	6	6	12	12
Amortization of deferred acquisition costs	338	359	680	655
Non-insurance warranty expense	263	225	523	441
Other insurance related expenses	258	236	509	513
Other expenses	57	97	123	158
Total claims, benefits and expenses	2,268	2,244	4,544	4,433
Core income before income tax	360	331	748	665
Income tax expense on core income	(66)	(61)	(136)	(114)
Core income	294	270	612	551
Net investment (losses) gains	(18)	(1)	13	11
Income tax benefit (expense) on net investment (losses) gains	2	1	(5)	(1)
Net investment (losses) gains, after tax	(16)	—	8	10
Net income	$278	$270	$620	$561
Three Month Comparison
Core income increased $24 million for the three months ended June 30, 2019 as compared with the same period in 2018. Core income for our Property & Casualty Operations decreased $21 million primarily due to lower favorable net prior year loss reserve development. Core results for our Life & Group segment improved $17 million while core loss for our Corporate & Other segment improved $28 million.
Net catastrophe losses were $38 million and $26 million for the three months ended June 30, 2019 and 2018. Favorable net prior year loss reserve development of $31 million and $59 million was recorded in the three months ended June 30, 2019 and 2018 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income increased $61 million for the six months ended June 30, 2019 as compared with the same period in 2018. Core income for our Property & Casualty Operations decreased $34 million primarily due to lower underwriting income partially offset by higher net investment income driven by limited partnership and common stock returns. Core income for our Life & Group segment increased $13 million while core loss for our Corporate & Other segment improved $82 million.
Net catastrophe losses were $96 million and $60 million for the six months ended June 30, 2019 and 2018. Favorable net prior year loss reserve development of $45 million and $98 million was recorded in the six months ended June 30, 2019 and 2018 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018	2019	2018
Net written premiums	$713	$688	$1,411	$1,374
Net earned premiums	688	683	1,349	1,355
Net investment income	134	130	289	252
Core income	161	183	330	354

Other performance metrics:
Loss and loss adjustment expense ratio	57.4%	54.6%	58.3%	55.4%
Expense ratio	33.1	32.0	33.0	31.6
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	90.7%	86.8%	91.5%	87.2%

Rate	4%	2%	4%	2%
Renewal premium change	5	5	4	5
Retention	88	83	89	84
New business	$97	$93	$183	$173
Three Month Comparison
Net written premiums for Specialty increased $25 million for the three months ended June 30, 2019 as compared with the same period in 2018 driven by higher new business, strong retention and favorable rate. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $22 million for the three months ended June 30, 2019 as compared with the same period in 2018, driven by lower favorable net prior year loss reserve development.
The combined ratio of 90.7% increased 3.9 points for the three months ended June 30, 2019 as compared with the same period in 2018. The loss ratio increased 2.8 points primarily due to lower favorable net prior year loss reserve development. Net catastrophe losses were $1 million, or 0.1 points of the loss ratio, for the three months ended June 30, 2019, as compared to $3 million, or 0.5 points of the loss ratio, for the three months ended June 30, 2018. The expense ratio increased 1.1 points for the three months ended June 30, 2019 as compared with the same period in 2018 driven by higher employee costs and acquisition expenses.
Favorable net prior year loss reserve development of $18 million and $44 million was recorded for the three months ended June 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Specialty increased $37 million for the six months ended June 30, 2019 as compared with the same period in 2018 driven by higher new business, strong retention and favorable rate. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $24 million for the six months ended June 30, 2019 as compared with the same period in 2018, driven by lower favorable net prior year loss reserve development partially offset by higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 91.5% increased 4.3 points for the six months ended June 30, 2019 as compared with the same period in 2018. The loss ratio increased 2.9 points primarily due to lower favorable net prior year loss reserve development. Net catastrophe losses were $13 million, or 1.0 points of the loss ratio, for the six months ended June 30, 2019, as compared to $6 million, or 0.5 points of the loss ratio, for the six months ended June 30, 2018. The expense ratio increased 1.4 points for the six months ended June 30, 2019 as compared with the same period in 2018 driven by higher employee costs and acquisition expenses.
Favorable net prior year loss reserve development of $38 million and $74 million was recorded for the six months ended June 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2019	December 31, 2018
Gross case reserves	$1,527	$1,623
Gross IBNR reserves	3,869	3,842
Total gross carried claim and claim adjustment expense reserves	$5,396	$5,465
Net case reserves	$1,364	$1,483
Net IBNR reserves	3,356	3,348
Total net carried claim and claim adjustment expense reserves	$4,720	$4,831

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018	2019	2018
Net written premiums	$912	$810	$1,761	$1,642
Net earned premiums	763	753	1,526	1,496
Net investment income	154	157	344	306
Core income	120	143	259	276

Other performance metrics:
Loss and loss adjustment expense ratio	66.5%	62.4%	66.7%	62.7%
Expense ratio	32.6	33.5	33.2	33.4
Dividend ratio	0.6	0.7	0.6	0.7
Combined ratio	99.7%	96.6%	100.5%	96.8%

Rate	3%	1%	2%	1%
Renewal premium change	5	4	4	5
Retention	85	86	85	85
New business	$186	$157	$350	$339
Three Month Comparison
Net written premiums for Commercial increased $102 million for the three months ended June 30, 2019 as compared with the same period in 2018 driven by higher new business and favorable rate.  The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $23 million for the three months ended June 30, 2019 as compared with the same period in 2018, primarily due to higher net catastrophe losses.
The combined ratio of 99.7% increased 3.1 points for the three months ended June 30, 2019 as compared with the same period in 2018. The loss ratio increased 4.1 points driven by higher net catastrophe losses and unfavorable retrospective premium development. Net catastrophe losses were $37 million, or 4.9 points of the loss ratio, for the three months ended June 30, 2019, as compared with $19 million, or 2.5 points of the loss ratio, for the three months ended June 30, 2018. The expense ratio for the three months ended June 30, 2019 improved 0.9 points as compared with the same period in 2018 driven by lower acquisition expenses.
Favorable net prior year loss reserve development of $12 million and $13 million was recorded for the three months ended June 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Commercial increased $119 million for the six months ended June 30, 2019 as compared with the same period in 2018 driven by higher new business partially offset by a higher level of ceded reinsurance.  The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $17 million for the six months ended June 30, 2019 as compared with the same period in 2018, primarily due to unfavorable underwriting results partially offset by higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 100.5% increased 3.7 points for the six months ended June 30, 2019 as compared with the same period in 2018. The loss ratio increased 4.0 points driven by the current accident year. Net catastrophe losses were $77 million, or 5.1 points of the loss ratio, for the six months ended June 30, 2019, as compared to $48 million, or 3.2 points of the loss ratio, for the six months ended June 30, 2018. The expense ratio for the six months ended June 30, 2019 improved 0.2 points as compared with the same period in 2018.
Favorable net prior year loss reserve development of $20 million and $22 million was recorded for the six months ended June 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2019	December 31, 2018
Gross case reserves	$3,979	$4,181
Gross IBNR reserves	4,601	4,562
Total gross carried claim and claim adjustment expense reserves	$8,580	$8,743
Net case reserves	$3,645	$3,831
Net IBNR reserves	4,211	4,167
Total net carried claim and claim adjustment expense reserves	$7,856	$7,998

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018	2019	2018
Net written premiums	$249	$271	$508	$566
Net earned premiums	243	248	493	484
Net investment income	15	15	30	29
Core income (loss)	17	(7)	23	16

Other performance metrics:
Loss and loss adjustment expense ratio	60.2%	66.8%	62.5%	63.7%
Expense ratio	37.3	37.9	37.2	37.1
Combined ratio	97.5%	104.7%	99.7%	100.8%

Rate	7%	3%	6%	3%
Renewal premium change	8	5	3	5
Retention	67	77	67	81
New business	$75	$82	$155	$175
Three Month Comparison
Net written premiums for International decreased $22 million for the three months ended June 30, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, net written premiums decreased $11 million or 4% for the three months ended June 30, 2019 as compared with the same period in 2018 driven by the strategic exit from certain Hardy business classes in the fourth quarter of 2018. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $24 million for the three months ended June 30, 2019 as compared with the same period in 2018 driven by improved underwriting results.
The combined ratio of 97.5% improved 7.2 points for the three months ended June 30, 2019 as compared with the same period in 2018. The loss ratio improved 6.6 points, primarily driven by a lower number of large property losses, mainly in Canada, and lower net catastrophe losses. Net catastrophe losses were less than $1 million, or 0.2 points of the loss ratio, for the three months ended June 30, 2019, as compared with $4 million, or 1.6 points of the loss ratio, for the three months ended June 30, 2018. The expense ratio improved 0.6 points for the three months ended June 30, 2019 as compared with the same period in 2018 driven by lower employee costs.
Favorable net prior year loss reserve development was $1 million and $2 million for the three months ended June 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for International decreased $58 million for the six months ended June 30, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, net written premiums decreased $34 million or 6% for the six months ended June 30, 2019 as compared with the same period in 2018 driven by the strategic exit from certain Hardy business classes in the fourth quarter of 2018. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $7 million for the six months ended June 30, 2019 as compared with the same period in 2018 driven by improved current accident year underwriting results partially offset by unfavorable net prior year loss reserve development in the current year period.
The combined ratio of 99.7% improved 1.1 points for the six months ended June 30, 2019 as compared with the same period in 2018. The loss ratio improved 1.2 points, driven by a lower number of large property losses, mainly in Canada, partially offset by unfavorable net prior year loss reserve development in the current year period. Net catastrophe losses were $6 million, or 1.3 points of the loss ratio, for the six months ended June 30, 2019 and 2018. The expense ratio was largely consistent with the same period in 2018.
Unfavorable net prior year loss reserve development of $13 million was recorded for the six months ended June 30, 2019 as compared with favorable development of $2 million for the six months ended June 30, 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2019	December 31, 2018
Gross case reserves	$839	$867
Gross IBNR reserves	961	883
Total gross carried claim and claim adjustment expense reserves	$1,800	$1,750
Net case reserves	$736	$749
Net IBNR reserves	830	775
Total net carried claim and claim adjustment expense reserves	$1,566	$1,524

Life & Group
The following table details the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Net earned premiums	$130	$131	$260	$265
Net investment income	205	198	409	398
Core (loss) before income tax	(6)	(29)	(9)	(29)
Income tax benefit on core loss	13	19	26	33
Core income (loss)	7	(10)	17	4
Three Month Comparison
Core results improved $17 million for the three months ended June 30, 2019 as compared with the same period in 2018. Persistency continues to benefit from a higher than expected number of policyholders choosing to lapse coverage or reduce benefits in lieu of premium rate increases. The favorable persistency trend in the prior year period was offset when a significant number of policies converted to a fully paid-up status with modest future benefits following the termination of a large group account. The reserves associated with these converted policies were, on average, slightly higher than the previously recorded carried reserves, resulting in a negative financial impact for the three months ended June 30, 2018. Morbidity continues to trend in line with expectations.
Six Month Comparison
Core income increased $13 million for the six months ended June 30, 2019 as compared with the same period in 2018. The drivers of core income for the six month period were generally consistent with the three month summary noted above.

Corporate & Other
The following table details the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Net investment income	$7	$6	$14	$11
Interest expense	34	34	68	68
Core (loss)	(11)	(39)	(17)	(99)
Three Month Comparison
Core loss improved $28 million for the three months ended June 30, 2019 as compared with the same period in 2018. The prior period included $23 million of non-recurring costs associated with the transition to a new IT infrastructure service provider.
Six Month Comparison
Core loss improved $82 million for the six months ended June 30, 2019 as compared with the same period in 2018. The prior period included adverse net prior year reserve development for A&EP under the LPT and $23 million of non-recurring costs associated with the transition to a new IT infrastructure service provider. The LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2019	December 31, 2018
Gross case reserves	$1,176	$1,208
Gross IBNR reserves	1,067	1,217
Total gross carried claim and claim adjustment expense reserves	$2,243	$2,425
Net case reserves	$93	$96
Net IBNR reserves	89	96
Total net carried claim and claim adjustment expense reserves	$182	$192

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Fixed income securities:
Taxable fixed income securities	$385	$354	$768	$704
Tax-exempt fixed income securities	80	100	162	205
Total fixed income securities	465	454	930	909
Limited partnership and common stock investments	43	42	139	73
Other, net of investment expense	7	10	17	14
Pretax net investment income	$515	$506	$1,086	$996
Fixed income securities, after tax	$382	$375	$762	$752
Net investment income, after tax	420	416	885	821

Effective income yield for the fixed income securities portfolio, pretax	4.8%	4.7%	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%	3.9%	3.9%
Limited partnership and common stock return	2.1%	1.8%	6.8%	3.0%
Net investment income, after tax, increased $4 million for the three months ended June 30, 2019 as compared with the same period in 2018 driven by fixed income securities.
Net investment income, after tax, increased $64 million for the six months ended June 30, 2019 as compared with the same period in 2018 driven by limited partnership and common stock returns.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Fixed maturity securities:
Corporate and other bonds	$(7)	$9	$(7)	$28
States, municipalities and political subdivisions	4	6	12	26
Asset-backed	—	(11)	(14)	(32)
Total fixed maturity securities	(3)	4	(9)	22
Non-redeemable preferred stock	11	(10)	53	(25)
Short term and other	(26)	5	(31)	14
Net investment (losses) gains	(18)	(1)	13	11
Income tax benefit (expense) on net investment (losses) gains	2	1	(5)	(1)
Net investment (losses) gains, after tax	$(16)	$—	$8	$10
Net investment gains (losses), after tax, decreased $16 million for the three months ended June 30, 2019 as compared with the same period in 2018. The decrease was driven by a $16 million loss, after tax, related to the redemption of our $500 million senior notes due August 2020, as well as higher OTTI losses recognized in earnings. This was partially offset by the favorable change in fair value of non-redeemable preferred stock.
Net investment gains (losses), after tax, decreased $2 million for the six months ended June 30, 2019 as compared with the same period in 2018. The decrease was driven by lower net realized investment gains on sales of securities, higher OTTI losses recognized in earnings and a $16 million loss, after tax, related to the redemption of our $500 million senior notes due August 2020. This was offset by the favorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2019		December 31, 2018
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,336	$84	$4,334	$(24)
AAA	3,014	338	3,027	245
AA	6,697	775	6,510	512
A	8,843	961	8,768	527
BBB	15,984	1,374	14,205	274
Non-investment grade	2,765	84	2,702	(73)
Total	$41,639	$3,616	$39,546	$1,461
As of June 30, 2019 and December 31, 2018, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.2 billion and $1.3 billion of pre-refunded municipal bonds as of June 30, 2019 and December 31, 2018.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$256	$1
AAA	22	1
AA	52	—
A	526	8
BBB	591	18
Non-investment grade	753	29
Total	$2,200	$57
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$45	$1
Due after one year through five years	444	12
Due after five years through ten years	1,477	27
Due after ten years	234	17
Total	$2,200	$57

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

	June 30, 2019		December 31, 2018
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$17,541	8.9	$16,212	8.4
Other investments	26,253	4.1	25,428	4.4
Total	$43,794	6.0	$41,640	6.0
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	June 30, 2019	December 31, 2018
Short term investments:
Commercial paper	$920	$705
U.S. Treasury securities	295	185
Other	304	396
Total short term investments	$1,519	$1,286

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2019, net cash provided by operating activities was $514 million as compared with $354 million for the same period in 2018. The increase in cash provided by operating activities was driven by a higher level of distributions on limited partnerships and lower income taxes paid.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $233 million for the six months ended June 30, 2019, as compared with $439 million for the same period in 2018. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, outflows for stockholder dividends or repayment of debt and outlays to reacquire equity securities.
For the six months ended June 30, 2019, net cash used by financing activities was $788 million, as compared with $855 million for the same period in 2018. Financing activities for the periods presented include:

•	During the six months ended June 30, 2019, we repurchased 365,695 shares of our common stock at an aggregate cost of $16 million.

•
In the second quarter of 2019, we issued $500 million of 3.90% senior notes due May 1, 2029 and redeemed the $500 million outstanding aggregate principal balances of our 5.875% senior notes due August 15, 2020.

•	In the first quarter of 2018, we redeemed the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018.
Common Stock Dividends
Dividends of $2.70 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2019. On August 2, 2019, our Board of Directors declared a quarterly dividend of $0.35 per share, payable September 5, 2019 to stockholders of record on August 19, 2019. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
We have an effective shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2019, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department's prior approval is $1,383 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $256 million during the six months ended December 31, 2018 and $805 million during the six months ended June 30, 2019. As of June 30, 2019, CCC is able to pay approximately $322 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2019. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2019, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2019.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details repurchases of our common stock made during the three months ended June 30, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
May 1, 2019 - May 31, 2019	48,187	$44.88	N/A	N/A
Total	48,187	44.88	N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: August 5, 2019	By	/s/ James M. Anderson
James M. Anderson Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE