Form 10-Q
period 2019-09-30
CNA FINANCIAL CORP
filed 2019-10-28
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2019, 271,478,277 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Net earned premiums	$1,890	$1,853	$5,517	$5,453
Net investment income	487	487	1,573	1,483
Net investment gains:
Other-than-temporary impairment losses	(14)	(3)	(34)	(9)
Other net investment gains	21	17	54	34
Net investment gains	7	14	20	25
Non-insurance warranty revenue	292	258	858	744
Other revenues	9	10	22	26
Total revenues	2,685	2,622	7,990	7,731
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,614	1,312	4,323	3,978
Amortization of deferred acquisition costs	345	337	1,025	992
Non-insurance warranty expense	278	235	801	676
Other operating expenses	289	302	853	903
Interest	32	34	100	104
Total claims, benefits and expenses	2,558	2,220	7,102	6,653
Income before income tax	127	402	888	1,078
Income tax expense	(20)	(66)	(161)	(181)
Net income	$107	$336	$727	$897

Basic earnings per share	$0.39	$1.24	$2.68	$3.30

Diluted earnings per share	$0.39	$1.23	$2.67	$3.29

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.6	271.6	271.5
Diluted	272.6	272.5	272.5	272.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Comprehensive Income
Net income	$107	$336	$727	$897
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	—	(1)	4	(11)
Net unrealized gains on other investments	41	(158)	1,003	(746)
Net unrealized gains on investments	41	(159)	1,007	(757)
Foreign currency translation adjustment	(29)	—	(12)	(40)
Pension and postretirement benefits	7	7	22	24
Other comprehensive income (loss), net of tax	19	(152)	1,017	(773)
Total comprehensive income	$126	$184	$1,744	$124
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,258 and $38,085)	$42,459	$39,546
Equity securities at fair value (cost of $812 and $844)	841	780
Limited partnership investments	1,758	1,982
Other invested assets	60	53
Mortgage loans	923	839
Short term investments	1,494	1,286
Total investments	47,535	44,486
Cash	340	310
Reinsurance receivables (less allowance for uncollectible receivables of $29 and $29)	4,063	4,426
Insurance receivables (less allowance for uncollectible receivables of $40 and $42)	2,464	2,323
Accrued investment income	409	391
Deferred acquisition costs	668	633
Deferred income taxes	190	392
Property and equipment at cost (less accumulated depreciation of $201 and $216)	293	324
Goodwill	145	146
Deferred non-insurance warranty acquisition expense	2,772	2,513
Other assets (includes $- and $8 due from Loews Corporation)	1,571	1,208
Total assets	$60,450	$57,152
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,596	$21,984
Unearned premiums	4,608	4,183
Future policy benefits	12,305	10,597
Long term debt	2,678	2,680
Deferred non-insurance warranty revenue	3,707	3,402
Other liabilities (includes $47 and $23 due to Loews Corporation)	3,433	3,089
Total liabilities	48,327	45,935
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,478,277 and 271,456,978 shares outstanding)	683	683
Additional paid-in capital	2,197	2,192
Retained earnings	9,171	9,277
Accumulated other comprehensive income (loss)	139	(878)
Treasury stock (1,561,966 and 1,583,265 shares), at cost	(67)	(57)
Total stockholders’ equity	12,123	11,217
Total liabilities and stockholders' equity	$60,450	$57,152
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2019	2018
Cash Flows from Operating Activities
Net income	$727	$897
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(72)	37
Trading portfolio activity	(1)	2
Net investment gains	(20)	(25)
Equity method investees	48	136
Net amortization of investments	(64)	(48)
Depreciation and amortization	52	59
Changes in:
Receivables, net	207	(47)
Accrued investment income	(18)	5
Deferred acquisition costs	(37)	(24)
Insurance reserves	337	108
Other, net	(179)	(232)
Net cash flows provided by operating activities	980	868
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,872	6,622
Fixed maturity securities - maturities, calls and redemptions	2,116	1,838
Equity securities	171	69
Limited partnerships	417	304
Mortgage loans	109	83
Purchases:
Fixed maturity securities	(7,053)	(8,244)
Equity securities	(140)	(177)
Limited partnerships	(167)	(380)
Mortgage loans	(193)	(112)
Change in other investments	(8)	(10)
Change in short term investments	(180)	158
Purchases of property and equipment	(20)	(87)
Other, net	16	16
Net cash flows (used) provided by investing activities	(60)	80
Cash Flows from Financing Activities
Dividends paid to common stockholders	(834)	(801)
Proceeds from the issuance of debt	496	—
Repayment of debt	(520)	(180)
Purchase of treasury stock	(18)	—
Other, net	(11)	(8)
Net cash flows used by financing activities	(887)	(989)
Effect of foreign exchange rate changes on cash	(3)	(4)
Net change in cash	30	(45)
Cash, beginning of year	310	355
Cash, end of period	$340	$310
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,190	2,179	2,192	2,175
Stock-based compensation	7	7	5	11
Balance, end of period	2,197	2,186	2,197	2,186
Retained Earnings
Balance, beginning of period	9,159	9,216	9,277	9,364
Dividends to common stockholders ($0.35, $0.35, $3.05 and $2.95 per share)	(95)	(96)	(833)	(805)
Net income	107	336	727	897
Balance, end of period	9,171	9,456	9,171	9,456
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	120	(605)	(878)	16
Other comprehensive income (loss)	19	(152)	1,017	(773)
Balance, end of period	139	(757)	139	(757)
Treasury Stock
Balance, beginning of period	(65)	(58)	(57)	(60)
Stock-based compensation	—	—	8	2
Purchase of treasury stock	(2)	—	(18)	—
Balance, end of period	(67)	(58)	(67)	(58)
Total stockholders' equity	$12,123	$11,510	$12,123	$11,510
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of September 30, 2019.
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
The interim financial data as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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

Accounting Standards Pending Adoption
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. The Company is currently evaluating the effect the guidance will have on the Company's financial statements, but does not expect the impact to be material. The primary changes will be the use of the expected credit loss model for mortgage loans, reinsurance and insurance receivables and other financing receivables and the use of the allowance method rather than the write-down method for credit losses within the available-for-sale fixed maturities portfolio. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The allowance method for available-for-sale debt securities will allow the Company to record reversals of credit losses if the estimate of credit losses declines.
The Company is currently in the process of evaluating existing impairment methodology, developing models to comply with the new guidance and accumulating all of the necessary internal and external information required to measure credit losses under the expected credit loss model. The Company is implementing changes to the information systems to assist with the accounting, including the recording of the allowance. The Company is also evaluating additional changes to processes to meet the reporting and disclosure requirements of the new guidance.
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts.  The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield.  The effect of changes in cash flow assumptions will be recorded in Net income and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2020; however the FASB has approved a one year deferral of the effective date. The guidance requires restatement of prior periods presented. Early adoption is permitted. The Company is currently evaluating the method and timing of adoption and the effect the updated guidance will have on its financial statements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in discount rate is expected to increase volatility in the Company’s stockholders' equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged.

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
For the three and nine months ended September 30, 2019, approximately 1 million and 920 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, less than 1 thousand and approximately 3 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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
The Company repurchased 415,695 shares of CNAF common stock at an aggregate cost of $18 million during the nine months ended September 30, 2019. No repurchases were made during 2018.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Fixed maturity securities	$452	$449	$1,362	$1,339
Equity securities	16	10	62	32
Limited partnership investments	12	23	125	93
Mortgage loans	13	11	37	36
Short term investments	8	6	27	18
Trading portfolio	2	1	6	6
Other	—	1	2	4
Gross investment income	503	501	1,621	1,528
Investment expense	(16)	(14)	(48)	(45)
Net investment income	$487	$487	$1,573	$1,483

During the three and nine months ended September 30, 2019, $5 million and $26 million of Net investment income was recognized due to the change in fair value of common stock still held as of September 30, 2019. During the three and nine months ended September 30, 2018, Net investment income was reduced by $2 million due to the change in fair value of common stock still held as of September 30, 2018.
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$34	$42	$98	$148
Gross losses	(31)	(32)	(104)	(116)
Net investment gains (losses) on fixed maturity securities	3	10	(6)	32
Equity securities	7	2	60	(23)
Derivatives	(2)	1	(13)	10
Short term investments and other	(1)	1	(21)	6
Net investment gains (losses)	$7	$14	$20	$25

During the three and nine months ended September 30, 2019, $7 million and $60 million of Net investment gains were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2019. During the three and nine months ended September 30, 2018, $2 million of Net investment gains and $23 million of Net investment losses were recognized due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2018. Net investment gains (losses) for the nine months ended September 30, 2019 included a $21 million loss related to the second quarter 2019 redemption of the Company's $500 million senior notes due August 2020.
The components of Other-than-temporary impairment (OTTI) losses recognized in earnings by asset type are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Fixed maturity securities available-for-sale:
Corporate and other bonds	$12	$1	$24	$6
Asset-backed	2	2	10	3
OTTI losses recognized in earnings	$14	$3	$34	$9

The following tables present a summary of fixed maturity securities.

September 30, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,806	$2,263	$42	$22,027	$—
States, municipalities and political subdivisions	9,154	1,641	—	10,795	—
Asset-backed:
Residential mortgage-backed	4,718	157	1	4,874	(23)
Commercial mortgage-backed	2,066	117	3	2,180	1
Other asset-backed	1,884	46	4	1,926	(3)
Total asset-backed	8,668	320	8	8,980	(25)
U.S. Treasury and obligations of government-sponsored enterprises	124	7	—	131	—
Foreign government	491	20	—	511	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,253	4,251	50	42,454	$(25)
Total fixed maturity securities trading	5	—	—	5
Total fixed maturity securities	$38,258	$4,251	$50	$42,459

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,764	$791	$395	$19,160	$—
States, municipalities and political subdivisions	9,681	1,076	9	10,748	—
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	(20)
Commercial mortgage-backed	2,200	28	32	2,196	—
Other asset-backed	1,975	11	24	1,962	—
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3	—	159	—
Foreign government	480	5	4	481	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,081	1,982	521	39,542	$(20)
Total fixed maturity securities trading	4	—	—	4
Total fixed maturity securities	$38,085	$1,982	$521	$39,546

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2019 and December 31, 2018, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2,237 million and $1,078 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$890	$26	$200	$16	$1,090	$42
States, municipalities and political subdivisions	20	—	2	—	22	—
Asset-backed:
Residential mortgage-backed	150	—	38	1	188	1
Commercial mortgage-backed	83	2	26	1	109	3
Other asset-backed	416	3	6	1	422	4
Total asset-backed	649	5	70	3	719	8
U.S. Treasury and obligations of government-sponsored enterprises	14	—	4	—	18	—
Foreign government	17	—	2	—	19	—
Total	$1,590	$31	$278	$19	$1,868	$50

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21	—	19	—	40	—
Foreign government	114	2	124	2	238	4
Total	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of September 30, 2019.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of September 30, 2019 and 2018 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Beginning balance of credit losses on fixed maturity securities	$16	$21	$18	$27
Reductions for securities sold during the period	—	(2)	(2)	(8)
Ending balance of credit losses on fixed maturity securities	$16	$19	$16	$19

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2019		December 31, 2018
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,071	$1,091	$1,350	$1,359
Due after one year through five years	10,992	11,470	7,979	8,139
Due after five years through ten years	13,694	14,711	16,859	16,870
Due after ten years	12,496	15,182	11,893	13,174
Total	$38,253	$42,454	$38,081	$39,542

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $170 million and $172 million as of September 30, 2019 and December 31, 2018 and a fair value of $(9) million and $4 million as of September 30, 2019 and December 31, 2018. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to privately placed debt securities.  As of September 30, 2019, the Company had commitments to purchase or fund approximately $865 million and sell approximately $90 million under the terms of these investments.

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

September 30, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$161	$22,095	$428	$22,684
States, municipalities and political subdivisions	—	10,795	—	10,795
Asset-backed	—	8,784	196	8,980
Total fixed maturity securities	161	41,674	624	42,459
Equity securities:
Common stock	114	—	6	120
Non-redeemable preferred stock	52	653	16	721
Total equity securities	166	653	22	841
Short term and other	288	1,089	—	1,377
Total assets	$615	$43,416	$646	$44,677
Liabilities
Other liabilities	$—	$9	$—	$9
Total liabilities	$—	$9	$—	$9

December 31, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$196	$19,396	$222	$19,814
States, municipalities and political subdivisions	—	10,748	—	10,748
Asset-backed	—	8,787	197	8,984
Total fixed maturity securities	196	38,931	419	39,546
Equity securities:
Common stock	144	—	4	148
Non-redeemable preferred stock	48	570	14	632
Total equity securities	192	570	18	780
Short term and other	216	949	—	1,165
Total assets	$604	$40,450	$437	$41,491
Liabilities
Other liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2019	$338	$—	$193	$22	$553
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Other comprehensive income (loss)	14	—	1	—	15
Total realized and unrealized investment gains (losses)	14	—	1	—	15
Purchases	79	—	22	—	101
Sales	—	—	—	—	—
Settlements	(3)	—	(4)	—	(7)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(16)	—	(16)
Balance as of September 30, 2019	$428	$—	$196	$22	$646
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Other comprehensive income (loss) in the period	14	—	2	—	16

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2018	$94	$1	$273	$17	$385
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(2)	1	(1)
Reported in Other comprehensive income (loss)	—	—	—	—	—
Total realized and unrealized investment gains (losses)	—	—	(2)	1	(1)
Purchases	67	—	55	—	122
Sales	—	—	—	—	—
Settlements	(3)	(1)	(25)	—	(29)
Transfers into Level 3	30	—	29	—	59
Transfers out of Level 3	—	—	(32)	—	(32)
Balance as of September 30, 2018	$188	$—	$298	$18	$504
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Net income (loss) in the period	$—	$—	$(2)	$1	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Other comprehensive income (loss) in the period	—	—	1	—	1

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$—	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	2	2
Reported in Other comprehensive income (loss)	34	—	8	—	42
Total realized and unrealized investment gains (losses)	34	—	8	2	44
Purchases	211	—	42	2	255
Sales	—	—	—	—	—
Settlements	(7)	—	(12)	—	(19)
Transfers into Level 3	—	—	45	—	45
Transfers out of Level 3	(32)	—	(84)	—	(116)
Balance as of September 30, 2019	$428	$—	$196	$22	$646
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Other comprehensive income (loss) in the period	29	—	9	—	38

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$454
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	5	(2)	2
Reported in Other comprehensive income (loss)	(1)	—	(6)	—	(7)
Total realized and unrealized investment gains (losses)	(2)	—	(1)	(2)	(5)
Purchases	69	—	126	—	195
Sales	(5)	—	(72)	—	(77)
Settlements	(7)	(1)	(37)	—	(45)
Transfers into Level 3	35	—	42	—	77
Transfers out of Level 3	—	—	(95)	—	(95)
Balance as of September 30, 2018	$188	$—	$298	$18	$504
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Net income (loss) in the period	$—	$—	$(2)	$(2)	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2018 recognized in Other comprehensive income (loss) in the period	(2)	—	(2)	—	(4)

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
As of September 30, 2019 and December 31, 2018, there were approximately $55 million and $48 million of overseas deposits within other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

September 30, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$496	Discounted cash flow	Credit spread	1% - 6% (2%)

December 31, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% - 12% (3%)

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

September 30, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$923	$—	$—	$950	$950
Note receivable	21	—	—	21	21
Liabilities
Long term debt	$2,678	$—	$2,905	$—	$2,905

December 31, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$827	$827
Note receivable	35	—	—	35	35
Liabilities
Long term debt	$2,680	$—	$2,731	$—	$2,731

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

Note E. Claim, Claim Adjustment Expense and Future Policy Benefit Reserves
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $32 million and $128 million for the three and nine months ended September 30, 2019. The Company reported catastrophe losses, net of reinsurance, of $46 million and $106 million for the three and nine months ended September 30, 2018. Net catastrophe losses in 2019 and 2018 related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the nine months ended September 30
(In millions)	2019	2018
Reserves, beginning of year:
Gross	$21,984	$22,004
Ceded	4,019	3,934
Net reserves, beginning of year	17,965	18,070
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,968	3,866
Increase (decrease) in provision for insured events of prior years	(65)	(173)
Amortization of discount	143	136
Total net incurred (1)	4,046	3,829
Net payments attributable to:
Current year events	(599)	(658)
Prior year events	(3,547)	(3,415)
Total net payments	(4,146)	(4,073)
Foreign currency translation adjustment and other	29	(80)
Net reserves, end of period	17,894	17,746
Ceded reserves, end of period	3,702	3,858
Gross reserves, end of period	$21,596	$21,604

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Specialty	$(20)	$(53)	$(58)	$(127)
Commercial	35	(5)	15	(27)
International	1	(2)	14	(4)
Corporate & Other	—	(2)	—	(2)
Total pretax (favorable) unfavorable development	$16	$(62)	$(29)	$(160)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Medical Professional Liability	$29	$15	$59	$38
Other Professional Liability and Management Liability	(18)	(45)	(37)	(113)
Surety	(43)	(20)	(83)	(50)
Warranty	—	(1)	(7)	(7)
Other	12	(2)	10	5
Total pretax (favorable) unfavorable development	$(20)	$(53)	$(58)	$(127)

Three Months
2019
Unfavorable development in medical professional liability was primarily due to higher than expected indemnity severity in accident years 2016 through 2018 in our aging services business.
Favorable development in other professional liability and management liability was due to lower than expected large claim losses in recent accident years in our public company directors and officers liability (D&O) business.
Favorable development in surety was due to lower than expected frequency for accident years 2015 through 2018.
Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages.
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

Nine Months
2019
Unfavorable development in medical professional liability was primarily due to higher than expected indemnity severity in accident years 2016 through 2018 in our aging services business, higher than expected severity in accident year 2013 in our allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity in accident year 2017 in our dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions and lower than expected large claim losses in recent accident years in our public company D&O business.
Favorable development in surety was due to lower than expected frequency for accident years 2018 and prior.
Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages.
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
Favorable development in surety was due to lower than expected loss emergence for accident years 2017 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Commercial Auto	$(16)	$1	$(24)	$—
General Liability	43	(5)	36	13
Workers' Compensation	7	(2)	2	(14)
Property and Other	1	1	1	(26)
Total pretax (favorable) unfavorable development	$35	$(5)	$15	$(27)

Three Months
2019
Favorable development in commercial auto was primarily due to a decline in bodily injury frequency in accident year 2018 and continued lower than expected severity across accident years 2013 through 2016.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort related to accident years 2009 and prior, 2015 and 2016.
Nine Months
2019
Favorable development in commercial auto was primarily due to a decline in bodily injury frequency in accident year 2018 and continued lower than expected severity across accident years 2016 and prior.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort as well as higher than expected large loss experience in our excess and umbrella business in accident year 2017.
2018
Unfavorable development in general liability was driven by higher than expected claim severity in umbrella in accident years 2013 through 2015.
Favorable development in property and other was driven by lower than expected claim severity in catastrophes in accident year 2017.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Pretax (favorable) unfavorable development:
Casualty	$(6)	$(5)	$(11)	$(11)
Property	3	2	14	14
Energy and Marine	1	(5)	9	(10)
Specialty (1)	3	6	2	3
Total pretax (favorable) unfavorable development	$1	$(2)	$14	$(4)

(1) Effective January 1, 2019 the Healthcare and Technology line of business has been absorbed within the Specialty line of business in the International segment. Prior period information has been conformed to the new line of business presentation.
Nine Months
2019
Favorable development in casualty was driven by lower than expected large losses and claim severity in accident years 2014 and prior in Hardy and Europe.
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
Unfavorable development in specialty was driven by increased severity in accident year 2017 related to professional indemnity, partially offset by favorable development in healthcare in Europe primarily driven by lower than expected frequency in accident years 2015 and prior.

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
The following table presents the impact of the Loss Portfolio Transfer on the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$—	$—	$—	$113
Provision for uncollectible third-party reinsurance on A&EP	—	—	—	(16)
Total additional amounts ceded under LPT	—	—	—	97
Retroactive reinsurance benefit recognized	(7)	(12)	(43)	(84)
Pretax impact of deferred retroactive reinsurance	$(7)	$(12)	$(43)	$13

The Company intends to complete its annual A&EP reserve review in the fourth quarter of 2019 and maintain this timing for all future annual A&EP reserve reviews. The Company completed A&EP reserve reviews in both the first and fourth quarters of 2018. Based upon the Company's 2018 first quarter A&EP reserve review, net unfavorable prior year development of $113 million was recognized before consideration of cessions to the LPT for the nine months ended September 30, 2018. The 2018 unfavorable development was driven by higher than anticipated defense costs on direct asbestos and environmental accounts and paid losses on assumed reinsurance exposures. Additionally, in 2018, the Company released a portion of its provision for uncollectible third-party reinsurance.
As of September 30, 2019 and December 31, 2018, the cumulative amounts ceded under the LPT were $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $331 million and $374 million as of September 30, 2019 and December 31, 2018 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.3 billion and $2.7 billion as of September 30, 2019 and December 31, 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Life & Group Policyholder Reserves
The Company’s Life & Group segment includes its run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and the Company has the ability to increase policy premiums, subject to state regulatory approval.
The Company maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, the Company’s actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. The Company’s recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations.
The Company's most recent annual long term care claim experience study was completed in the third quarter of 2019 and resulted in a $56 million pretax reduction in claim and claim adjustment expense reserves primarily due to lower claim severity than anticipated in the reserve estimates. The Company's 2018 annual long term care claim experience study was completed in the third quarter of 2018 and resulted in a $31 million pretax reduction in claim and claim adjustment expense reserves.
Future policy benefit reserves represent the active life reserves related to the Company’s long term care policies which are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves is fundamental to the Company’s financial results and requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rate and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rate is influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. As future premium rate increases are generally subject to regulatory approval, the exact timing and size of the approved rate increases are unknown. As a result of this variability, the Company’s long term care reserves may be subject to material increases if actual experience develops adversely to the Company’s expectations.
Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of its claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed earlier this year, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.

In the third quarter of 2019 the Company performed the GPV for the long term care future policy benefit reserves. This GPV indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $216 million pretax increase in policyholders' benefits reflected in the Company's results of operations.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and routine litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of September 30, 2019 and December 31, 2018, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
In the course of selling business entities and assets to third parties, the Company indemnified purchasers for certain losses, some of which are not limited by a contractual monetary amount. As of September 30, 2019, the Company had outstanding unlimited indemnifications that included tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. Certain provisions of the indemnification agreements survive indefinitely, while others survive until the applicable statutes of limitation expire, or until the agreed-upon contract terms expire.
The Company also provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities provided by a previously owned subsidiary. As of September 30, 2019, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Net periodic pension cost (benefit)
Service cost	$—	$—	$—	$—
Non-service cost (benefit):
Interest cost on projected benefit obligation	25	23	75	70
Expected return on plan assets	(36)	(40)	(107)	(120)
Amortization of net actuarial (gain) loss	10	10	30	28
Settlement loss	—	—	—	5
Total non-service cost (benefit)	(1)	(7)	(2)	(17)
Total net periodic pension cost (benefit)	$(1)	$(7)	$(2)	$(17)

For the three and nine months ended September 30, 2019, the Company recognized less than $1 million and $1 million of non-service benefit in Insurance claims and policyholders' benefits and less than $1 million and $1 million of non-service benefit in Other operating expenses.
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

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2019	$20	$1,023	$(760)	$(163)	$120
Other comprehensive income (loss) before reclassifications	—	44	—	(29)	15
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $-, $2, $- and $2	—	3	(7)	—	(4)
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(11), $(2), $- and $(13)	—	41	7	(29)	19
Balance as of September 30, 2019	$20	$1,064	$(753)	$(192)	$139

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2018	$20	$271	$(758)	$(138)	$(605)
Other comprehensive income (loss) before reclassifications	(1)	(148)	—	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(2), $1, $- and $(1)	—	10	(7)	—	3
Other comprehensive income (loss) net of tax (expense) benefit of $-, $42, $(1), $- and $41	(1)	(158)	7	—	(152)
Balance as of September 30, 2018	$19	$113	$(751)	$(138)	$(757)

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	3	999	(1)	(12)	989
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $1, $6, $- and $7	(1)	(4)	(23)	—	(28)
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(266), $(6), $- and $(274)	4	1,003	22	(12)	1,017
Balance as of September 30, 2019	$20	$1,064	$(753)	$(192)	$139

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018	$30	$859	$(775)	$(98)	$16
Other comprehensive income (loss) before reclassifications	(12)	(718)	—	(40)	(770)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $(7), $6, $- and $(1)	(1)	28	(24)	—	3
Other comprehensive income (loss) net of tax (expense) benefit of $3, $197, $(6), $- and $194	(11)	(746)	24	(40)	(773)
Balance as of September 30, 2018	$19	$113	$(751)	$(138)	$(757)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net investment gains (losses)
Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$712	$813	$236	$130	$—	$(1)	$1,890
Net investment income	121	136	17	207	6	—	487
Non-insurance warranty revenue	292	—	—	—	—	—	292
Other revenues	1	10	(1)	(1)	1	(1)	9
Total operating revenues	1,126	959	252	336	7	(2)	2,678
Claims, benefits and expenses
Net incurred claims and benefits	411	564	163	476	(7)	—	1,607
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	155	134	56	—	—	—	345
Non-insurance warranty expense	278	—	—	—	—	—	278
Other insurance related expenses	71	123	35	29	—	(1)	257
Other expenses	13	9	7	1	35	(1)	64
Total claims, benefits and expenses	930	835	261	506	28	(2)	2,558
Core income (loss) before income tax	196	124	(9)	(170)	(21)	—	120
Income tax (expense) benefit on core income (loss)	(43)	(27)	—	48	4	—	(18)
Core income (loss)	$153	$97	$(9)	$(122)	$(17)	$—	102
Net investment gains (losses)							7
Income tax (expense) benefit on net investment gains (losses)							(2)
Net investment gains (losses), after tax							5
Net income							$107

Three months ended September 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$684	$782	$255	$133	$—	$(1)	$1,853
Net investment income	124	144	14	200	5	—	487
Non-insurance warranty revenue	258	—	—	—	—	—	258
Other revenues	—	8	1	(1)	2	—	10
Total operating revenues	1,066	934	270	332	7	(1)	2,608
Claims, benefits and expenses
Net incurred claims and benefits	373	496	172	277	(12)	—	1,306
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	153	127	57	—	—	—	337
Non-insurance warranty expense	235	—	—	—	—	—	235
Other insurance related expenses	68	133	36	31	(1)	(1)	266
Other expenses	11	10	3	2	44	—	70
Total claims, benefits and expenses	841	771	268	310	31	(1)	2,220
Core income (loss) before income tax	225	163	2	22	(24)	—	388
Income tax (expense) benefit on core income (loss)	(48)	(36)	(1)	10	4	—	(71)
Core income (loss)	$177	$127	$1	$32	$(20)	$—	317
Net investment gains (losses)							14
Income tax (expense) benefit on net investment gains (losses)							(1)
Net investment gains (losses), after tax							13
Net deferred tax asset remeasurement							6
Net income							$336

Nine months ended September 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$2,061	$2,339	$729	$390	$—	$(2)	$5,517
Net investment income	410	480	47	616	20	—	1,573
Non-insurance warranty revenue	858	—	—	—	—	—	858
Other revenues	1	20	—	—	5	(4)	22
Total operating revenues	3,330	2,839	776	1,006	25	(6)	7,970
Claims, benefits and expenses
Net incurred claims and benefits	1,198	1,581	472	1,093	(40)	—	4,304
Policyholders’ dividends	4	15	—	—	—	—	19
Amortization of deferred acquisition costs	454	391	180	—	—	—	1,025
Non-insurance warranty expense	801	—	—	—	—	—	801
Other insurance related expenses	217	372	94	87	(2)	(2)	766
Other expenses	37	27	14	5	108	(4)	187
Total claims, benefits and expenses	2,711	2,386	760	1,185	66	(6)	7,102
Core income (loss) before income tax	619	453	16	(179)	(41)	—	868
Income tax (expense) benefit on core income (loss)	(136)	(97)	(2)	74	7	—	(154)
Core income (loss)	$483	$356	$14	$(105)	$(34)	$—	714
Net investment gains (losses)							20
Income tax (expense) benefit on net investment gains (losses)							(7)
Net investment gains (losses), after tax							13
Net income							$727

September 30, 2019
(In millions)
Reinsurance receivables	$599	$759	$242	$394	$2,098	$—	$4,092
Insurance receivables	992	1,243	260	8	1	—	2,504
Deferred acquisition costs	314	264	90	—	—	—	668
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	2,772	—	—	—	—	—	2,772
Insurance reserves
Claim and claim adjustment expenses	5,285	8,610	1,802	3,707	2,192	—	21,596
Unearned premiums	2,329	1,679	475	126	—	(1)	4,608
Future policy benefits	—	—	—	12,305	—	—	12,305
Deferred non-insurance warranty revenue	3,707	—	—	—	—	—	3,707

Nine months ended September 30, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other	Eliminations	Total
(In millions)
Operating revenues
Net earned premiums	$2,039	$2,278	$739	$398	$—	$(1)	$5,453
Net investment income	376	450	43	598	16	—	1,483
Non-insurance warranty revenue	744	—	—	—	—	—	744
Other revenues	1	24	—	—	2	(1)	26
Total operating revenues	3,160	2,752	782	996	18	(2)	7,706
Claims, benefits and expenses
Net incurred claims and benefits	1,124	1,434	480	907	15	—	3,960
Policyholders’ dividends	3	15	—	—	—	—	18
Amortization of deferred acquisition costs	447	375	170	—	—	—	992
Non-insurance warranty expense	676	—	—	—	—	—	676
Other insurance related expenses	202	386	102	91	(1)	(1)	779
Other expenses	34	31	6	5	153	(1)	228
Total claims, benefits and expenses	2,486	2,241	758	1,003	167	(2)	6,653
Core income (loss) before income tax	674	511	24	(7)	(149)	—	1,053
Income tax (expense) benefit on core income (loss)	(143)	(108)	(7)	43	30	—	(185)
Core income (loss)	$531	$403	$17	$36	$(119)	$—	868
Net investment gains (losses)							25
Income tax (expense) benefit on net investment gains (losses)							(2)
Net investment gains (losses), after tax							23
Net deferred tax asset remeasurement							6
Net income							$897

December 31, 2018
(In millions)
Reinsurance receivables	$649	$795	$250	$414	$2,347	$—	$4,455
Insurance receivables	947	1,277	284	9	(152)	—	2,365
Deferred acquisition costs	308	230	95	—	—	—	633
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,513	—	—	—	—	—	2,513
Insurance reserves
Claim and claim adjustment expenses	5,465	8,743	1,750	3,601	2,425	—	21,984
Unearned premiums	2,132	1,454	475	122	—	—	4,183
Future policy benefits	—	—	—	10,597	—	—	10,597
Deferred non-insurance warranty revenue	3,402	—	—	—	—	—	3,402

The following table presents operating revenue by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Specialty
Management & Professional Liability	$638	$616	$1,903	$1,867
Surety	156	153	446	427
Warranty & Alternative Risks	332	297	981	866
Specialty revenues	1,126	1,066	3,330	3,160
Commercial
Middle Market	560	530	1,652	1,555
Small Business	115	125	351	364
Other Commercial Insurance	284	279	836	833
Commercial revenues	959	934	2,839	2,752
International
Canada	70	66	204	187
Europe	91	94	270	273
Hardy	91	110	302	322
International revenues	252	270	776	782
Life & Group revenues	336	332	1,006	996
Corporate & Other revenues	7	7	25	18
Eliminations	(2)	(1)	(6)	(2)
Total operating revenues	2,678	2,608	7,970	7,706
Net investment gains (losses)	7	14	20	25
Total revenues	$2,685	$2,622	$7,990	$7,731

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $3.7 billion and $3.4 billion reported in Deferred non-insurance warranty revenue as of September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019, the Company recognized $236 million and $747 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the three and nine months ended September 30, 2018, the Company recognized $200 million and $635 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the three and nine months ended September 30, 2019 and 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $278 million of the deferred revenue in the remainder of 2019, $1.0 billion in 2020, $0.8 billion in 2021 and $1.6 billion thereafter.

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
Operating lease cost was $9 million and $28 million for the three and nine months ended September 30, 2019. Variable lease cost was $5 million and $13 million for the three and nine months ended September 30, 2019. Cash paid for amounts included in operating lease liabilities was $8 million and $25 million for the three and nine months ended September 30, 2019. Operating lease ROU assets obtained in exchange for lease obligations was $11 million for the nine months ended September 30, 2019.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	September 30, 2019
Operating lease ROU assets	$223
Operating lease liabilities	304

The following table presents the maturities of operating lease liabilities as of September 30, 2019.

(In millions)	Operating Leases
2019 (Excluding the nine months ended September 30, 2019)	$6
2020	39
2021	42
2022	39
2023	34
Thereafter	213
Total lease payments	373
Less: Discount	(69)
Total operating lease liabilities	$304

The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets.

September 30, 2019
Weighted average remaining lease term	10.9 years
Weighted average discount rate	3.4%

The following table presents the expected future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018.

(In millions)	Future Minimum Lease Payments
2019	$35
2020	39
2021	41
2022	38
2023	32
Thereafter	200
Total	$385

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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, excludes business which is mostly ceded to third party captives, including business related to large warranty programs.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Operating Revenues
Net earned premiums	$1,890	$1,853	$5,517	$5,453
Net investment income	487	487	1,573	1,483
Non-insurance warranty revenue	292	258	858	744
Other revenues	9	10	22	26
Total operating revenues	2,678	2,608	7,970	7,706
Claims, Benefits and Expenses
Net incurred claims and benefits	1,607	1,306	4,304	3,960
Policyholders' dividends	7	6	19	18
Amortization of deferred acquisition costs	345	337	1,025	992
Non-insurance warranty expense	278	235	801	676
Other insurance related expenses	257	266	766	779
Other expenses	64	70	187	228
Total claims, benefits and expenses	2,558	2,220	7,102	6,653
Core income before income tax	120	388	868	1,053
Income tax expense on core income	(18)	(71)	(154)	(185)
Core income	102	317	714	868
Net investment gains	7	14	20	25
Income tax expense on net investment gains	(2)	(1)	(7)	(2)
Net investment gains, after tax	5	13	13	23
Net deferred tax asset remeasurement	—	6	—	6
Net income	$107	$336	$727	$897
Three Month Comparison
Core income decreased $215 million for the three months ended September 30, 2019 as compared with the same period in 2018. Core income for our Property & Casualty Operations decreased $64 million primarily due to unfavorable net prior year loss reserve development in the current year period. Core results for our Life & Group segment decreased $154 million driven by a $170 million charge related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. Core loss for our Corporate & Other segment improved $3 million.
Net catastrophe losses were $32 million and $46 million for the three months ended September 30, 2019 and 2018. Unfavorable net prior year loss reserve development of $16 million and favorable net prior year loss reserve development of $62 million was recorded in the three months ended September 30, 2019 and 2018 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income decreased $154 million for the nine months ended September 30, 2019 as compared with the same period in 2018. Core income for our Property & Casualty Operations decreased $98 million primarily due to lower favorable net prior year loss reserve development partially offset by higher net investment income driven by limited partnership and common stock returns. Core results for our Life & Group segment decreased $141 million driven by a $170 million charge related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. Core loss for our Corporate & Other segment improved $85 million.
Net catastrophe losses were $128 million and $106 million for the nine months ended September 30, 2019 and 2018. Favorable net prior year loss reserve development of $29 million and $160 million was recorded in the nine months ended September 30, 2019 and 2018 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018	2019	2018
Gross written premiums	$1,766	$1,715	$5,191	$5,222
Gross written premiums excluding third party captives	778	714	2,263	2,130
Net written premiums	732	688	2,143	2,062
Net earned premiums	712	684	2,061	2,039
Net investment income	121	124	410	376
Core income	153	177	483	531

Other performance metrics:
Loss and loss adjustment expense ratio	57.8%	54.5%	58.1%	55.1%
Expense ratio	31.8	32.3	32.6	31.8
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	89.8%	87.0%	90.9%	87.1%

Rate	6%	2%	4%	2%
Renewal premium change	8	5	6	5
Retention	87	85	88	84
New business	$91	$93	$274	$266
Three Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $64 million for the three months ended September 30, 2019 as compared with the same period in 2018 driven by strong retention and rate. Net written premiums for Specialty increased $44 million for the three months ended September 30, 2019 as compared with the same period in 2018. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $24 million for the three months ended September 30, 2019 as compared with the same period in 2018, driven by lower favorable net prior year loss reserve development partially offset by lower net catastrophe losses.
The combined ratio of 89.8% increased 2.8 points for the three months ended September 30, 2019 as compared with the same period in 2018. The loss ratio increased 3.3 points primarily due to lower favorable net prior year loss reserve development. Net catastrophe losses were $3 million, or 0.5 points of the loss ratio, for the three months ended September 30, 2019, as compared to $16 million, or 2.4 points of the loss ratio, for the three months ended September 30, 2018. The expense ratio improved 0.5 points for the three months ended September 30, 2019 as compared with the same period in 2018 driven by a favorable acquisition ratio.
Favorable net prior year loss reserve development of $20 million and $53 million was recorded for the three months ended September 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $133 million for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by higher new business, strong retention and rate. Net written premiums for Specialty increased $81 million for the nine months ended September 30, 2019 as compared with the same period in 2018. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $48 million for the nine months ended September 30, 2019 as compared with the same period in 2018, driven by lower favorable net prior year loss reserve development partially offset by higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 90.9% increased 3.8 points for the nine months ended September 30, 2019 as compared with the same period in 2018. The loss ratio increased 3.0 points primarily due to lower favorable net prior year loss reserve development. Net catastrophe losses were $16 million, or 0.8 points of the loss ratio, for the nine months ended September 30, 2019, as compared to $22 million, or 1.1 points of the loss ratio, for the nine months ended September 30, 2018. The expense ratio increased 0.8 points for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by higher employee costs.
Favorable net prior year loss reserve development of $58 million and $127 million was recorded for the nine months ended September 30, 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2019	December 31, 2018
Gross case reserves	$1,491	$1,623
Gross IBNR reserves	3,794	3,842
Total gross carried claim and claim adjustment expense reserves	$5,285	$5,465
Net case reserves	$1,338	$1,483
Net IBNR reserves	3,367	3,348
Total net carried claim and claim adjustment expense reserves	$4,705	$4,831

Commercial
The following table details the results of operations for Commercial.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018	2019	2018
Gross written premiums	$860	$758	$2,825	$2,563
Gross written premiums excluding third party captives	852	756	2,742	2,483
Net written premiums	775	697	2,536	2,339
Net earned premiums	813	782	2,339	2,278
Net investment income	136	144	480	450
Core income	97	127	356	403

Other performance metrics:
Loss and loss adjustment expense ratio	69.3%	63.5%	67.6%	63.0%
Expense ratio	31.7	33.2	32.7	33.3
Dividend ratio	0.6	0.7	0.6	0.7
Combined ratio	101.6%	97.4%	100.9%	97.0%

Rate	4%	2%	3%	1%
Renewal premium change	5	4	4	5
Retention	84	84	86	85
New business	$173	$122	$522	$462
Three Month Comparison
Gross written premiums for Commercial increased $102 million for the three months ended September 30, 2019 as compared with the same period in 2018 driven by higher new business and rate. Net written premiums for Commercial increased $78 million for the three months ended September 30, 2019 as compared with the same period in 2018. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $30 million for the three months ended September 30, 2019 as compared with the same period in 2018, primarily due to unfavorable net prior year loss reserve development in the current year period.
The combined ratio of 101.6% increased 4.2 points for the three months ended September 30, 2019 as compared with the same period in 2018. The loss ratio increased 5.8 points primarily due to unfavorable net prior year loss reserve development in the current year period. Net catastrophe losses were $25 million, or 3.0 points of the loss ratio, for the three months ended September 30, 2019, as compared with $25 million, or 3.1 points of the loss ratio, for the three months ended September 30, 2018. The expense ratio improved 1.5 points for the three months ended September 30, 2019 as compared with the same period in 2018 driven by a favorable acquisition ratio.
Unfavorable net prior year loss reserve development of $35 million was recorded for the three months ended September 30, 2019 as compared with favorable development of $5 million recorded for the three months ended September 30, 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $262 million for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by higher new business and rate. Net written premiums for Commercial increased $197 million for the nine months ended September 30, 2019 as compared with the same period in 2018.  The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $47 million for the nine months ended September 30, 2019 as compared with the same period in 2018, due to unfavorable underwriting results partially offset by higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 100.9% increased 3.9 points for the nine months ended September 30, 2019 as compared with the same period in 2018. The loss ratio increased 4.6 points driven by the current accident year and unfavorable net prior year loss reserve development in the current year period. Net catastrophe losses were $102 million, or 4.3 points of the loss ratio, for the nine months ended September 30, 2019, as compared to $73 million, or 3.1 points of the loss ratio, for the nine months ended September 30, 2018. The expense ratio improved 0.6 points for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by a favorable acquisition ratio partially offset by higher employee costs.
Unfavorable net prior year loss reserve development of $15 million was recorded for the nine months ended September 30, 2019 as compared with favorable development of $27 million recorded for the nine months ended September 30, 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2019	December 31, 2018
Gross case reserves	$3,928	$4,181
Gross IBNR reserves	4,682	4,562
Total gross carried claim and claim adjustment expense reserves	$8,610	$8,743
Net case reserves	$3,565	$3,831
Net IBNR reserves	4,340	4,167
Total net carried claim and claim adjustment expense reserves	$7,905	$7,998

International
The following table details the results of operations for International.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018	2019	2018
Gross written premiums	$226	$230	$837	$884
Net written premiums	201	196	709	762
Net earned premiums	236	255	729	739
Net investment income	17	14	47	43
Core (loss) income	(9)	1	14	17

Other performance metrics:
Loss and loss adjustment expense ratio	69.4%	67.6%	64.7%	65.0%
Expense ratio	38.0	36.3	37.5	36.8
Combined ratio	107.4%	103.9%	102.2%	101.8%

Rate	10%	4%	7%	3%
Renewal premium change	6	8	5	6
Retention	71	72	69	79
New business	$52	$71	$207	$247
Three Month Comparison
Gross written premiums for International decreased $4 million for the three months ended September 30, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, gross written premiums increased $1 million or 1% driven by growth in Canada largely offset by the premium reduction from Hardy's strategic exit from certain business classes announced in the fourth quarter of 2018. Net written premiums for International increased $5 million for the three months ended September 30, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, net written premiums increased $10 million or 5% for the three months ended September 30, 2019 as compared with the same period in 2018 driven by a change in the timing of ceded reinsurance contract renewals. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core results decreased $10 million for the three months ended September 30, 2019 as compared with the same period in 2018 primarily due to unfavorable underwriting results.
The combined ratio of 107.4% increased 3.5 points for the three months ended September 30, 2019 as compared with the same period in 2018. The loss ratio increased 1.8 points, driven by unfavorable net prior year loss reserve development in the current year period as compared with favorable development in the prior year period and an increase in large property losses in Hardy and Europe. Net catastrophe losses were $4 million, or 1.7 points of the loss ratio, for the three months ended September 30, 2019, as compared with $5 million, or 2.1 points of the loss ratio, for the three months ended September 30, 2018. The expense ratio increased 1.7 points for the three months ended September 30, 2019 as compared with the same period in 2018 driven by lower net earned premiums.
Unfavorable net prior year loss reserve development of $1 million was recorded for the three months ended September 30, 2019 as compared with favorable development of $2 million for the three months ended September 30, 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for International decreased $47 million for the nine months ended September 30, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $17 million or 2% for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by the premium reduction from Hardy's strategic exit from certain business classes announced in the fourth quarter of 2018. Net written premiums for International decreased $53 million for the nine months ended September 30, 2019 as compared with the same period in 2018. Excluding the effect of foreign currency exchange rates, net written premiums decreased $25 million or 3% for the nine months ended September 30, 2019 as compared with the same period in 2018. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $3 million for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by unfavorable net prior year loss reserve development in the current year partially offset by improved current accident year underwriting results.
The combined ratio of 102.2% increased 0.4 points for the nine months ended September 30, 2019 as compared with the same period in 2018. The loss ratio improved 0.3 points, driven by improved current accident year underwriting results largely offset by unfavorable net prior year loss reserve development in the current year period. Net catastrophe losses were $10 million, or 1.4 points of the loss ratio, for the nine months ended September 30, 2019, as compared to $11 million, or 1.5 points of the loss ratio, for the nine months ended September 30, 2018. The expense ratio increased 0.7 points for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by lower net earned premiums.
Unfavorable net prior year loss reserve development of $14 million was recorded for the nine months ended September 30, 2019 as compared with favorable development of $4 million for the nine months ended September 30, 2018. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2019	December 31, 2018
Gross case reserves	$822	$867
Gross IBNR reserves	980	883
Total gross carried claim and claim adjustment expense reserves	$1,802	$1,750
Net case reserves	$728	$749
Net IBNR reserves	834	775
Total net carried claim and claim adjustment expense reserves	$1,562	$1,524

Life & Group
The following table details the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Net earned premiums	$130	$133	$390	$398
Net investment income	207	200	616	598
Core (loss) income before income tax	(170)	22	(179)	(7)
Income tax benefit on core loss	48	10	74	43
Core (loss) income	(122)	32	(105)	36
Three Month Comparison
Core results decreased $154 million for the three months ended September 30, 2019 as compared with the same period in 2018. The decrease was driven by a $170 million charge related to recognition of an active life reserve premium deficiency partially offset by a $44 million reduction in long term care claim reserves resulting from the annual claim experience study. The favorable claim reserve development was primarily due to lower claim severity than anticipated in the reserve estimates. Core income for the three months ended September 30, 2018 included a $24 million reduction in long term care claim reserves resulting from the 2018 annual claim experience study.
Nine Month Comparison
Core results decreased $141 million for the nine months ended September 30, 2019 as compared with the same period in 2018. The drivers of core results for the nine month period were generally consistent with the three month summary noted above.
Life & Group Policyholder Reserves
Annually, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. See Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1 for further information on the reserving process.

Prior to September 30, 2019, the active life reserves for long term care were based on the actuarial best estimate assumptions established at December 31, 2015 as a result of a reserve unlocking. The September 30, 2018 GPV indicated the carried reserves included a margin of approximately $182 million. The September 30, 2019 GPV indicated a premium deficiency of $216 million and future policy benefit reserves were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2019 represent management's best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes in the GPV results is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
September 30, 2018 Estimated Margin	$182
Changes in underlying discount rate assumptions	(280)
Changes in underlying morbidity assumptions	32
Changes in underlying persistency assumptions and inforce policy inventory	(234)
Changes in underlying premium rate action assumptions	58
Changes in underlying expense and other assumptions	26
September 30, 2019 Premium Deficiency	$(216)
The premium deficiency was primarily driven by changes in discount rate assumptions driven by lower expected reinvestment rates, contemplating both near-term market indications and long-term normative assumptions. The premium deficiency was also adversely affected by the recognition of margin in earnings in recent quarters and changes in persistency assumptions, primarily from lower projected active life mortality rates. These unfavorable drivers were partially offset by higher than expected rate increases on active rate increase programs, new planned rate increase filings and favorable changes to the underlying morbidity and expense assumptions.
As a result of the premium deficiency, our projections no longer indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As such, we will no longer establish additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2020.
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

September 30, 2019
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
5% increase in morbidity	$664
10% increase in morbidity	1,329
Persistency:
5% decrease in active life mortality and lapse	$208
10% decrease in active life mortality and lapse	427
Discount Rates:
50 basis point decline in new money interest rates	$309
100 basis point decline in new money interest rates	675
Premium Rate Actions:
25% decrease in anticipated future premium rate increases	$58
50% decrease in anticipated future premium rate increases	115

The following table summarizes policyholder reserves for Life & Group.

September 30, 2019
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,840	$9,415	$12,255
Structured settlement annuities	519	—	519
Other	13	—	13
Total	3,372	9,415	12,787
Shadow adjustments (1)	168	2,664	2,832
Ceded reserves (2)	167	226	393
Total gross reserves	$3,707	$12,305	$16,012

December 31, 2018
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,761	$9,113	$11,874
Structured settlement annuities	530	—	530
Other	14	—	14
Total	3,305	9,113	12,418
Shadow adjustments (1)	115	1,250	1,365
Ceded reserves (2)	181	234	415
Total gross reserves	$3,601	$10,597	$14,198

(1)
To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

(2)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Corporate & Other
The following table details the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Net investment income	$6	$5	$20	$16
Interest expense	31	33	99	101
Core loss	(17)	(20)	(34)	(119)
Three Month Comparison
Core loss improved $3 million for the three months ended September 30, 2019 as compared with the same period in 2018. The prior period included $4 million of non-recurring costs associated with the transition to a new IT infrastructure service provider.
Nine Month Comparison
Core loss improved $85 million for the nine months ended September 30, 2019 as compared with the same period in 2018. The prior period included adverse net prior year reserve development for A&EP under the LPT and $27 million of non-recurring costs associated with the transition to a new IT infrastructure service provider. The LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2019	December 31, 2018
Gross case reserves	$1,153	$1,208
Gross IBNR reserves	1,039	1,217
Total gross carried claim and claim adjustment expense reserves	$2,192	$2,425
Net case reserves	$96	$96
Net IBNR reserves	86	96
Total net carried claim and claim adjustment expense reserves	$182	$192

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Fixed income securities:
Taxable fixed income securities	$383	$366	$1,151	$1,070
Tax-exempt fixed income securities	79	93	241	298
Total fixed income securities	462	459	1,392	1,368
Limited partnership and common stock investments	18	23	157	96
Other, net of investment expense	7	5	24	19
Pretax net investment income	$487	$487	$1,573	$1,483
Fixed income securities, after tax	$378	$378	$1,140	$1,130
Net investment income, after tax	399	400	1,284	1,221

Effective income yield for the fixed income securities portfolio, pretax	4.8%	4.7%	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%	3.9%	3.9%
Limited partnership and common stock return	0.9%	0.9%	7.7%	4.0%
Net investment income, after tax, decreased $1 million for the three months ended September 30, 2019 as compared with the same period in 2018.
Net investment income, after tax, increased $63 million for the nine months ended September 30, 2019 as compared with the same period in 2018 driven by limited partnership and common stock returns.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
Fixed maturity securities:
Corporate and other bonds	$7	$8	$—	$36
States, municipalities and political subdivisions	1	9	13	35
Asset-backed	(5)	(7)	(19)	(39)
Total fixed maturity securities	3	10	(6)	32
Non-redeemable preferred stock	7	2	60	(23)
Short term and other	(3)	2	(34)	16
Net investment gains	7	14	20	25
Income tax expense on net investment gains	(2)	(1)	(7)	(2)
Net investment gains, after tax	$5	$13	$13	$23
Net investment gains, after tax, decreased $8 million for the three months ended September 30, 2019 as compared with the same period in 2018. The decrease was driven by higher OTTI losses recognized in earnings.
Net investment gains, after tax, decreased $10 million for the nine months ended September 30, 2019 as compared with the same period in 2018. The decrease was driven by higher OTTI losses recognized in earnings and a $16 million after tax loss related to the redemption of our $500 million senior notes due August 2020. This was offset by the favorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses, including our OTTI losses, is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2019		December 31, 2018
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,432	$114	$4,334	$(24)
AAA	3,057	360	3,027	245
AA	6,731	860	6,510	512
A	9,040	1,112	8,768	527
BBB	16,718	1,670	14,205	274
Non-investment grade	2,481	85	2,702	(73)
Total	$42,459	$4,201	$39,546	$1,461
As of September 30, 2019 and December 31, 2018, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.3 billion of pre-refunded municipal bonds as of September 30, 2019 and December 31, 2018.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$171	$1
AAA	35	1
AA	29	—
A	456	4
BBB	568	12
Non-investment grade	609	32
Total	$1,868	$50
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$27	$—
Due after one year through five years	377	12
Due after five years through ten years	1,127	22
Due after ten years	337	16
Total	$1,868	$50

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

	September 30, 2019		December 31, 2018
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,003	9.0	$16,212	8.4
Other investments	26,655	4.1	25,428	4.4
Total	$44,658	6.0	$41,640	6.0
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	September 30, 2019	December 31, 2018
Short term investments:
Commercial paper	$1,004	$705
U.S. Treasury securities	256	185
Other	234	396
Total short term investments	$1,494	$1,286

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2019, net cash provided by operating activities was $980 million as compared with $868 million for the same period in 2018. The increase in cash provided by operating activities was driven by an increase in premiums collected and lower income taxes paid.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.
Net cash used by investing activities was $60 million for the nine months ended September 30, 2019, as compared with net cash provided of $80 million for the same period in 2018. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the nine months ended September 30, 2019, net cash used by financing activities was $887 million, as compared with $989 million for the same period in 2018. Financing activities for the periods presented include:

•	During the nine months ended September 30, 2019, we repurchased 415,695 shares of our common stock at an aggregate cost of $18 million.

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
Common Stock Dividends
Dividends of $3.05 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2019. On October 25, 2019, our Board of Directors declared a quarterly dividend of $0.35 per share, payable December 2, 2019 to stockholders of record on November 11, 2019. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2019, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2019 that would not be subject to the Department's prior approval is $1,383 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $116 million during the three months ended December 31, 2018 and $940 million during the nine months ended September 30, 2019. As of September 30, 2019, CCC is able to pay approximately $327 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2019. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2019, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2019.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details repurchases of our common stock made during the three months ended September 30, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
August 1, 2019 - August 31, 2019	50,000	$46.47	N/A	N/A
Total	50,000	46.47	N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: October 28, 2019	By	/s/ James M. Anderson
James M. Anderson Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104