Form 10-K
period 2019-12-31
CNA FINANCIAL CORP
filed 2020-02-11
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 7, 2020, 271,412,591 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $1,338 million based on the closing price of $47.07 per share of the common stock on the New York Stock Exchange on June 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2020 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 89% of our outstanding common stock as of December 31, 2019.
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
Our commercial property & casualty underwriting operations presence in the United States of America (U.S.) consists of field underwriting locations and centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. Our claim operations in the U.S. consists of primary locations where we handle multiple claim types and key business functions, as well as regional claim offices which are aligned with our underwriting field structure. We have property & casualty underwriting operations in Canada, the United Kingdom (U.K.) and Continental Europe, as well as access to business placed at Lloyd's of London through Syndicate 382.
Our commercial property and casualty insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Our operations outside of Property & Casualty Operations are managed and reported in two business segments: Life & Group and Corporate & Other. Each segment is managed separately due to differences in their markets and product mix. Discussion of each segment, including the products offered, customers served and distribution channels used, is set forth in the Management's Discussion and Analysis (MD&A) included under Item 7 and in Note O to the Consolidated Financial Statements included under Item 8.
Competition
The property and casualty insurance industry is highly competitive both as to rate and service. We compete with a large number of stock and mutual insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. Accordingly, we must continuously allocate resources to refine and improve our insurance products and services. We are one of the largest commercial property and casualty insurance companies in the U.S.
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

Prudential Regulatory Authority and Financial Conduct Authority, the Office of Superintendent of Financial Institutions in Canada, the Luxembourg insurance regulator Commissariat aux Assurances (the CAA) and the Bermuda Monetary Authority.
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
The Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) provides for a federal government backstop for insured terrorism risks through 2027. The mitigating effect of such law is part of the analysis of our overall risk posture for terrorism and, accordingly, our risk positioning may change if such law was modified.
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
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European operations and are enacted by the European Commission, the executive body of the European Union (E.U.). Additionally, the International Association of Insurance Supervisors (IAIS) continues to develop capital requirements as more fully discussed below.
Regulation Outlook
The IAIS has recently adopted a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame) which is focused on the effective group-wide supervision of internationally active insurance groups, such as CNA. As part of ComFrame, the IAIS is developing a global insurance capital standard for insurance groups. While the general parameters of ComFrame have been finalized, many critical areas of the global insurance capital standard are still under consideration. Certain jurisdictional regulatory regimes are subject to revision in response to these global developments.
There have also been definitive developments with respect to prudential insurance supervision unrelated to the IAIS activities. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (USTR)

and the E. U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-E.U. Covered Agreement). The U.S.-E.U. Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR, and the U.K. announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-U.K. Covered Agreement). This Agreement has similar terms as the U.S.-E.U. Covered Agreement, and will become effective upon the U.K.'s exit from the E.U.
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
Employee Relations
As of December 31, 2019, we had approximately 5,900 employees and have experienced satisfactory labor relations. We have never had work stoppages due to labor disputes.
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
We also make available free of charge on or through our internet website at www.cna.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of these reports may also be obtained, free of charge, upon written request to: CNA Financial Corporation, 151 N. Franklin Street, Chicago, IL 60606, Attn: Jose Ramon Gonzalez, Executive Vice President and General Counsel.

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
Our active life reserves for long term care policies are based on our best estimate assumptions as of September 30, 2019, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. These assumptions, which are critical bases for our reserve estimates, are inherently uncertain. If actual experience varies from these assumptions or the future outlook for these assumptions changes, we may be required to increase our reserves. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.

Estimating future experience for long term care policies is highly uncertain because the adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to add reserves. The required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial.
Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require changes to our reserves. This risk is more significant for our long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the Internal Revenue Code may also affect the rate at which we discount our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
We are vulnerable to material losses from natural and man-made disasters.
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
Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. Our principal reinsurance protection against these large-scale terrorist attacks is the coverage currently provided through TRIPRA through December 31, 2027. However, such coverage is subject to a mandatory deductible and other limitations. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Catastrophes and Related Reinsurance.
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

On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2019 is $3.2 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We are exposed to, and may face adverse developments related to, mass tort claims that could arise from our insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories.
We face potential exposure to various types of new and emerging mass tort claims, including, but not limited to, those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new claimant activity. Emerging mass tort claim activity, including activity based on such changing judicial interpretations and recent and proposed legislation, could materially and adversely affect our results of operations.
We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis.
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
We have significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing our net investment income, while an increase in interest rates may reduce the value of our existing fixed maturity investments, which could reduce our net unrealized gains included in Accumulated other comprehensive income (AOCI). The value of our fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments we hold or in the underlying collateral of the security.
In addition, we invest a portion of our assets in limited partnerships which are subject to greater market volatility than our fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments which may also limit our ability to withdraw funds from these investments. The timing and amount of income or losses on such investments is inherently variable and can contribute to volatility in reported earnings.
Further, we hold a portfolio of commercial mortgage loans. We are subject to risk related to the recoverability of loan balances, which is influenced by declines in the estimated cash flows from underlying property leases, fair value of collateral, refinancing risk and the creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. Collecting amounts from borrowers that are less than the amounts recorded would result in a charge to our earnings.
As a result of these factors, we may not earn an adequate return on our investments, may be required to write-down the value of our investments and may incur losses on the disposition of our investments all of which could materially adversely affect our results of operations.

Changes in tax laws of jurisdictions in which we operate could adversely impact our results of operations.
Federal, state or foreign tax legislation that would lessen or eliminate some or all of the tax attributes currently affecting us could adversely impact our results of operations. Other potential tax law changes, including further modification of the Federal corporate tax rate and the taxation of interest from municipal bonds, could materially and adversely affect our results of operations and the rate at which we discount certain reserves.
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
The successful execution of our business plan depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge and industry experience in areas such as underwriting, data and analytics and technology, we may encounter obstacles to our ability to attract and retain such employees, which could materially adversely affect our results of operations.
We are controlled by a single stockholder which could result in potential conflicts of interest.
Loews beneficially owned approximately 89% of our outstanding shares of common stock as of December 31, 2019, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, five officers of Loews currently serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews.  It is possible that potential conflicts of interest could arise in the future for our directors who are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.
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
The IAIS recently adopted a common framework for the supervision of internationally active insurance groups and continues to develop a group basis Insurance Capital Standard (ICS). The NAIC is also developing a group capital standard that is intended to be comparable to the ICS. The development and adoption of these capital standards could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our principal executive offices in Chicago, Illinois, as well as other property and casualty insurance offices totaling approximately 1.3 million square feet throughout the U.S.  We also lease offices in Canada, the U.K., Belgium, Denmark, France, Germany, Italy, Luxembourg and the Netherlands, primarily for branch and insurance business operations in those locations, totaling approximately 130 thousand square feet.
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
As of February 7, 2020, we had 271,412,591 shares of common stock outstanding and approximately 89% of our outstanding common stock was owned by Loews. We had 894 stockholders of record as of February 7, 2020 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate.
The table below details repurchases of our common stock made during the three months ended December 31, 2019.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2019 - October 31, 2019	111,759	$44.58	N/A	N/A
Total	111,759		N/A	N/A
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2015, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2015	2016	2017	2018	2019
CNA Financial Corporation	$100.00	$97.69	$127.22	$174.22	$154.77	$169.45
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Property & Casualty Insurance Index	100.00	109.53	126.73	155.10	147.83	186.07

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial data. The table should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.

As of or for the years ended December 31
(In millions, except per share data)	2019	2018	2017	2016	2015
Results of Operations:
Revenues	$10,767	$10,134	$9,542	$9,366	$9,101
Net Income	1,000	813	899	859	479
Basic earnings per share	3.68	2.99	3.32	3.18	1.77
Diluted earnings per share	3.67	2.98	3.30	3.17	1.77
Dividends declared per common share	3.40	3.30	3.10	3.00	3.00
Financial Condition:
Total investments	$47,744	$44,486	$46,870	$45,420	$44,699
Total assets	60,612	57,152	56,567	55,233	55,045
Insurance reserves	38,614	36,764	37,212	36,431	36,486
Long and short term debt	2,679	2,680	2,858	2,710	2,560
Stockholders' equity	12,215	11,217	12,244	11,969	11,756
Book value per common share	45.00	41.32	45.15	44.25	43.49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2018 Compared with 2017
This section of this Form 10-K generally discusses 2019 and 2018 results and year-to-year comparisons between 2019 and 2018. A discussion of changes in our results of operations from 2017 to 2018 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019.
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
Long Term Care Reserves
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
Valuation of Investments and Impairment of Securities
Our fixed maturity and equity securities are carried at fair value on the balance sheet. Fair value represents the price that would be received in a sale of an asset in an orderly transaction between market participants on the measurement date, the determination of which may require us to make a significant number of assumptions and judgments. Securities with the greatest level of subjectivity around valuation are those that rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs are based on assumptions consistent with what we believe other market participants would use to price such securities. Further information on our fair value measurements is in Note C to the Consolidated Financial Statements included under Item 8.
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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of claim reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note E to the Consolidated Financial Statements included under Item 8.
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
In addition, our property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, we completed a transaction with NICO under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note E to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on our results of operations, the deferred retroactive reinsurance gain and the amount of remaining reinsurance limit.
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (loss or losses) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with senior management to determine management's best estimate of reserves. Senior management considers many factors in making this decision. Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and our judgment. The carried reserve differs from the actuarial point estimate as discussed further below.
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
Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $4.4 billion as of December 31, 2019.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $350 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $350 million. Our net reserves for workers' compensation were approximately $4.0 billion as of December 31, 2019.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.4 billion as of December 31, 2019.
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
We maintain both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for our Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for our long term care policies, our actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. Our recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for our structured settlement obligations, our actuaries monitor mortality experience on an annual basis. Both elements of Life & Group reserves are discounted as discussed in Note A to the Consolidated Financial Statements included under Item 8.
Future policy benefit reserves represent the active life reserves related to our long term care policies which are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, our long term care reserves may be subject to material increases if actual experience develops adversely to our expectations.
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of our claim and claim adjustment expense reserves for structured settlement obligations. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in our results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is required.
Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed in early 2019, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.

Prior to September 30, 2019, the active life reserves for long term care were based on the actuarial best estimate assumptions established at December 31, 2015 as a result of a reserve unlocking in the fourth quarter of 2015. The September 30, 2018 GPV indicated the carried reserves included a margin of approximately $182 million. The September 30, 2019 GPV indicated a premium deficiency of $216 million and future policyholder benefit reserves at that date were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2019 represent management's best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes as a result of the 2019 GPV is presented in the table below:

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
The premium deficiency was primarily driven by changes in discount rate assumptions driven by lower expected reinvestment rates, contemplating both near-term market indications and long-term normative assumptions. The premium deficiency was also adversely affected by changes in persistency assumptions, primarily from lower projected active life mortality rates. Recognition of margin in earnings subsequent to the 2018 GPV also contributed to the premium deficiency. These unfavorable drivers were partially offset by higher than expected rate increases on active rate increase programs, new planned rate increase filings and favorable changes to the underlying morbidity and expense assumptions.
Subsequent to the 2018 GPV, as our projections indicated a pattern of expected profits in earlier future years followed by losses in later future years, we established additional future policy benefit reserves determined by applying the ratio of the present value of future losses divided by the present value of future profits from the 2018 GPV to the long term care core income during the quarterly periods. As a result of the premium deficiency recognized in the third quarter of 2019, our projections no longer indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As a result, we are not currently establishing additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2020.

The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our active life reserve assumptions. The annual GPV process involves updating all assumptions to management's then current best estimate, and historically all significant assumptions have been revised each year. In the Hypothetical Revisions table below, we have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below.

2019 GPV
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $179 million and $252 million for the years ended December 31, 2019 and 2018. Net catastrophe losses for the year ended December 31, 2019 related primarily to U.S. weather related events. Net catastrophe losses for the year ended December 31, 2018 included $88 million related to Hurricane Michael, $47 million related to the California wildfires and $33 million related to Hurricane Florence. The remaining net catastrophe losses in 2018 resulted primarily from U.S. weather related events.
We generally seek to manage our exposure to catastrophes through the purchase of catastrophe reinsurance and have catastrophe reinsurance treaties that cover property and workers’ compensation losses. We conduct an ongoing review of our risk and catastrophe coverages and from time to time make changes as we deem appropriate. The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2020.
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
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2020 to January 1, 2021 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our retention of $25 million. The treaty also provides $475 million of coverage for the accumulation of covered losses related to terrorism events above our retention of $25 million. Of this $475 million in Terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. We also purchased a targeted facultative facility to address exposure accumulations in specific peak Terrorism zones.
Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA)
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which has been extended through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2020. Under the current provisions of the program, in 2020, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2019 earned premiums, our estimated deductible under the program is $850 million for 2020. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

CONSOLIDATED OPERATIONS
Results of Operations
The following table includes the consolidated results of our operations including our financial measure, Core income (loss). For more detailed components of our business operations and a discussion of the Core income (loss) financial measure, see the segment sections within this MD&A. For further discussion of Net investment income and Net investment gains or losses, see the Investments section of this MD&A.

Years ended December 31
(In millions)	2019	2018
Operating Revenues
Net earned premiums	$7,428	$7,312
Net investment income	2,118	1,817
Non-insurance warranty revenue	1,161	1,007
Other revenues	31	50
Total operating revenues	10,738	10,186
Claims, Benefits and Expenses
Net incurred claims and benefits	5,783	5,547
Policyholders' dividends	23	25
Amortization of deferred acquisition costs	1,383	1,335
Non-insurance warranty expense	1,082	923
Other insurance related expenses	1,038	1,039
Other expenses	235	301
Total claims, benefits and expenses	9,544	9,170
Core income before income tax	1,194	1,016
Income tax expense on core income	(215)	(171)
Core income	979	845
Net investment gains (losses)	29	(52)
Income tax (expense) benefit on net investment gains (losses)	(8)	14
Net investment gains (losses), after tax	21	(38)
Net deferred tax asset remeasurement	—	6
Net income	$1,000	$813
2019 Compared with 2018
Core income increased $134 million in 2019 as compared with 2018. Core income for our Property & Casualty Operations increased approximately $223 million primarily due to higher net investment income driven by limited partnership and common stock returns and favorable current accident year underwriting results partially offset by lower favorable net prior period loss reserve development in the current year. Core results for our Life & Group segment decreased $152 million driven by a $170 million charge related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. Core loss for our Corporate & Other segment improved approximately $63 million driven by lower adverse prior year A&EP reserve development.
Net catastrophe losses were $179 million in 2019 as compared with $252 million in 2018. Favorable net prior year loss reserve development of $73 million and $181 million was recorded in 2019 and 2018 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The International segment underwrites property and casualty coverages on a global basis through two insurance companies based in the U.K. and Luxembourg, a branch operation in Canada as well as through our Lloyd's syndicate.
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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net investment gains or losses, ii) income or loss from discontinued operations, iii) any cumulative effects of changes in accounting guidance and iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. Federal tax rate change. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not reflective of our primary operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business and reconciliations of non-GAAP measures to the most comparable GAAP measures and other information in Note O to the Consolidated Financial Statements included under Item 8.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. In addition, we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, represents gross written premiums excluding business which is mostly ceded to third party captives, including business related to large warranty programs.
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

Specialty
Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:
Management & Professional Liability consists of the following coverages and products:

•	Professional liability coverages and risk management services to various professional firms, including architects, real estate agents, accounting firms, and law firms.

•	D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations.

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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018
Gross written premiums	$6,900	$6,904
Gross written premiums excluding third party captives	3,015	2,834
Net written premiums	2,848	2,744
Net earned premiums	2,773	2,732
Net investment income	556	439
Core income	671	629

Other performance metrics:
Loss and loss adjustment expense ratio	57.5%	55.9%
Expense ratio	32.5	32.1
Dividend ratio	0.2	0.2
Combined ratio	90.2%	88.2%

Rate	5%	2%
Renewal premium change	6	5
Retention	87	85
New business	$367	$353
2019 Compared with 2018
Gross written premiums, excluding third party captives, for Specialty increased $181 million in 2019 as compared with 2018 driven by strong retention and rate. Net written premiums for Specialty increased $104 million in 2019 as compared with 2018. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $42 million in 2019 as compared with 2018 primarily due to higher net investment income driven by limited partnership and common stock returns partially offset by lower favorable net prior year loss reserve development.
The combined ratio of 90.2% increased 2.0 points in 2019 as compared with 2018. The loss ratio increased 1.6 points driven by lower favorable net prior year loss reserve development. Net catastrophe losses were $15 million, or 0.5 points of the loss ratio, for 2019, as compared with $26 million, or 1.0 point of the loss ratio, for 2018. The expense ratio increased 0.4 points in 2019 as compared with 2018 driven by higher employee costs.
Favorable net prior year loss reserve development of $92 million and $150 million was recorded in 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2019	2018
Gross case reserves	$1,481	$1,623
Gross IBNR reserves	3,757	3,842
Total gross carried claim and claim adjustment expense reserves	$5,238	$5,465
Net case reserves	$1,343	$1,483
Net IBNR reserves	3,333	3,348
Total net carried claim and claim adjustment expense reserves	$4,676	$4,831

Commercial
Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace. These property and casualty products are presented in the following insurance groups: Middle Market, Small Business and Other Commercial insurance groups.
Effective January 1, 2020, these property and casualty products will be presented in the following insurance groups: Middle Market, Construction, Small Business and Other Commercial. We believe the change in structure better aligns with our underwriting expertise and the manner in which the products are sold. The new classifications will be presented in our financial statements beginning with the three month period ending March 31, 2020, and prior periods presented will be conformed to the new presentation.
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018
Gross written premiums	$3,693	$3,350
Gross written premiums excluding third party captives	3,609	3,267
Net written premiums	3,315	3,060
Net earned premiums	3,162	3,050
Net investment income	654	500
Core income	489	357

Other performance metrics:
Loss and loss adjustment expense ratio	67.3%	67.3%
Expense ratio	32.9	33.1
Dividend ratio	0.6	0.7
Combined ratio	100.8%	101.1%

Rate	3%	1%
Renewal premium change	5	5
Retention	86	85
New business	$683	$566
2019 Compared with 2018
Gross written premiums for Commercial increased $343 million in 2019 as compared with 2018 driven by higher new business and rate. Net written premiums for Commercial increased $255 million in 2019 as compared with 2018. The increase in net earned premium was consistent with the trend in net written premiums.
Core income increased $132 million in 2019 as compared with 2018, primarily due to higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 100.8% improved 0.3 points in 2019 as compared with 2018. The loss ratio was consistent with the same period in 2018. Less favorable net prior year loss reserve development and unfavorable retrospective premium development were largely offset by lower net catastrophe losses. Net catastrophe losses were $154 million, or 4.9 points of the loss ratio, for 2019, as compared with $193 million, or 6.4 points of the loss ratio, for 2018. The expense ratio was largely consistent with 2018.

Favorable net prior year loss reserve development of $2 million and $25 million was recorded in 2019 and 2018. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2019	2018
Gross case reserves	$3,937	$4,181
Gross IBNR reserves	4,719	4,562
Total gross carried claim and claim adjustment expense reserves	$8,656	$8,743
Net case reserves	$3,543	$3,831
Net IBNR reserves	4,306	4,167
Total net carried claim and claim adjustment expense reserves	$7,849	$7,998

International
The International segment underwrites property and casualty coverages on a global basis through two insurance companies based in the U.K. and Luxembourg, a branch operation in Canada as well as through Hardy, our Lloyd’s syndicate. Underwriting activities are managed through three business units that operate across all locations: Property and Energy & Marine, Casualty and Specialty. The segment is managed from headquarters in London.
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
Hardy operates through Lloyd’s Syndicate 382 underwriting energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity of, and results from the syndicate, are 100% attributable to CNA.

The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2019	2018
Gross written premiums	$1,111	$1,150
Net written premiums	971	1,018
Net earned premiums	974	1,001
Net investment income	63	57
Core income (loss)	30	(19)

Other performance metrics:
Loss and loss adjustment expense ratio	64.1%	69.8%
Expense ratio	37.7	36.7
Combined ratio	101.8%	106.5%

Rate	8%	4%
Renewal premium change	7	6
Retention	71	77
New business	$273	$307
2019 Compared with 2018
Gross written premiums for International decreased $39 million in 2019 as compared with 2018. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $7 million driven by the premium reduction from Hardy's strategic exit from certain business classes announced in the fourth quarter of 2018 largely offset by growth in Canada and Europe. Net written premiums for International decreased $47 million in 2019 as compared with 2018. Excluding the effect of foreign currency exchange rates, net written premiums decreased $16 million. The decrease in net earned premiums was consistent with the trend in net written premiums.
Core results improved $49 million in 2019 as compared with 2018 driven by improved current accident year underwriting results partially offset by unfavorable net prior year loss reserve development in the current year.
The combined ratio of 101.8% improved 4.7 points in 2019 as compared with 2018. The loss ratio improved 5.7 points driven by improved current accident year underwriting results partially offset by unfavorable net prior year loss reserve development in the current year. Net catastrophe losses were $10 million, or 1.1 points of the loss ratio, for 2019, as compared with $33 million, or 3.3 points of the loss ratio, for 2018. The expense ratio increased 1.0 point in 2019 as compared with 2018 driven by lower net earned premiums.
Unfavorable net prior year loss reserve development of $21 million was recorded in 2019 as compared with favorable development of $4 million in 2018. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2019	2018
Gross case reserves	$858	$867
Gross IBNR reserves	1,018	883
Total gross carried claim and claim adjustment expense reserves	$1,876	$1,750
Net case reserves	$759	$749
Net IBNR reserves	869	775
Total net carried claim and claim adjustment expense reserves	$1,628	$1,524

Life & Group
The Life & Group segment primarily includes the results of our long term care business that is in run-off. Long term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2019	2018
Net earned premiums	$520	$530
Net investment income	820	801
Core loss before income tax	(199)	(14)
Income tax benefit on core loss	90	57
Core (loss) income	(109)	43
2019 Compared with 2018
Core results decreased $152 million in 2019 as compared with 2018. The decrease was driven by a $170 million charge related to recognition of an active life reserve premium deficiency partially offset by a $44 million reduction in long term care claim reserves resulting from the annual claim experience study in the third quarter of 2019. The favorable claim reserve development was primarily due to lower claim severity than anticipated in the reserve estimates. The prior period included a $24 million reduction in long term care reserves resulting from the 2018 annual claim study.
The following tables summarize policyholder reserves for Life & Group.

December 31, 2019
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,863	$9,470	$12,333
Structured settlement annuities	515	—	515
Other	12	—	12
Total	3,390	9,470	12,860
Shadow adjustments (1)	167	2,615	2,782
Ceded reserves (2)	159	226	385
Total gross reserves	$3,716	$12,311	$16,027

December 31, 2018
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,761	$9,113	$11,874
Structured settlement annuities	530	—	530
Other	14	—	14
Total	3,305	9,113	12,418
Shadow adjustments (1)	115	1,250	1,365
Ceded reserves (2)	181	234	415
Total gross reserves	$3,601	$10,597	$14,198
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
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2019	2018
Net investment income	$25	$20
Interest expense	131	135
Core loss	(102)	(165)
2019 Compared with 2018
Core loss improved $63 million in 2019 as compared with 2018 driven by lower adverse net prior year reserve development recorded in 2019 for A&EP under the Loss Portfolio Transfer (LPT). The LPT is further discussed in Note E to the Consolidated Financial Statements included under Item 8. Additionally, 2018 included $27 million of non-recurring costs associated with the transition to a new IT infrastructure service provider.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2019	2018
Gross case reserves	$1,137	$1,208
Gross IBNR reserves	1,097	1,217
Total gross carried claim and claim adjustment expense reserves	$2,234	$2,425
Net case reserves	$92	$96
Net IBNR reserves	83	96
Total net carried claim and claim adjustment expense reserves	$175	$192

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2019	2018
Fixed income securities:
Taxable fixed income securities	$1,538	$1,449
Tax-exempt fixed income securities	318	384
Total fixed income securities	1,856	1,833
Limited partnership and common stock investments	226	(42)
Other, net of investment expense	36	26
Pretax net investment income	$2,118	$1,817
Fixed income securities, after tax	$1,520	$1,512
Net investment income, after tax	1,727	1,500

Effective income yield for the fixed income securities portfolio, pretax	4.8%	4.7%
Effective income yield for the fixed income securities portfolio, after tax	3.9%	3.9%
Limited partnership and common stock return	11.7%	(1.9)%
Net investment income, after tax, increased $227 million in 2019 as compared with 2018 driven by limited partnership and common stock returns.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2019	2018
Fixed maturity securities:
Corporate and other bonds	$(8)	$26
States, municipalities and political subdivisions	13	36
Asset-backed	(11)	(58)
Total fixed maturity securities	(6)	4
Non-redeemable preferred stock	66	(74)
Short term and other	(31)	18
Net investment gains (losses)	29	(52)
Income tax (expense) benefit on net investment gains (losses)	(8)	14
Net investment gains (losses), after tax	$21	$(38)
Net investment results, after tax, improved $59 million for 2019 as compared with 2018. The improvement was driven by the favorable change in fair value of non-redeemable preferred stock. This was partially offset by higher other-than-temporary impairment (OTTI) losses recognized in earnings and a $16 million after tax loss related to the redemption of our $500 million senior notes due August 2020.
Further information on our gains and losses, including our OTTI losses and derivative gains (losses), as well as our impairment decision process, is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2019		2018
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,136	$95	$4,334	$(24)
AAA	3,254	349	3,027	245
AA	6,663	801	6,510	512
A	9,062	1,051	8,768	527
BBB	16,839	1,684	14,205	274
Non-investment grade	2,253	101	2,702	(73)
Total	$42,207	$4,081	$39,546	$1,461
As of December 31, 2019 and 2018, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.5 billion and $1.3 billion of pre-funded municipal bonds as of December 31, 2019 and 2018.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$271	$3
AAA	91	2
AA	165	1
A	667	6
BBB	832	13
Non-investment grade	394	20
Total	$2,420	$45
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2019
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$77	$1
Due after one year through five years	613	15
Due after five years through ten years	1,367	16
Due after ten years	363	13
Total	$2,420	$45

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

December 31	2019		2018
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,015	8.9	$16,212	8.4
Other investments	26,813	4.1	25,428	4.4
Total	$44,828	6.0	$41,640	6.0
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

December 31
(In millions)	2019	2018
Short term investments:
Commercial paper	$1,181	$705
U.S. Treasury securities	364	185
Other	316	396
Total short term investments	$1,861	$1,286

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2019, net cash provided by operating activities was $1,140 million as compared with $1,227 million for 2018. In 2019, cash provided by operating activities reflected a $125 million pension contribution, a lower level of distributions on limited partnerships and higher net claim payments partially offset by an increase in premiums collected as compared with 2018.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $225 million for 2019, as compared with $177 million for 2018. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
Net cash used by financing activities was $988 million and $1,085 million for 2019 and 2018. Financing activities for the periods presented include:

•	In 2019, we repurchased 527,454 shares of our common stock at an aggregate cost of $23 million.

•	In 2019, we paid dividends of $929 million.

•
In the second quarter of 2019, we issued $500 million of 3.90% senior notes due May 1, 2029 and redeemed the $500 million outstanding aggregate principal balance of our 5.875% senior notes due August 15, 2020.

•	In 2018, we paid dividends of $896 million.

•	In the third quarter of 2018, we redeemed the $30 million of subordinated variable rate debt of Hardy due September 15, 2036.

•	In the first quarter of 2018, we redeemed the $150 million outstanding aggregate principal balance of our 6.950% senior notes due January 15, 2018.
Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility, which was amended and restated during the fourth quarter of 2019, and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC). Further information on the Amended and Restated Credit Agreement is in Note H to the Consolidated Financial Statements included under Item 8.
CCC paid dividends of $1,065 million and $1,026 million to CNAF during 2019 and 2018.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

Common Stock Dividends
Dividends of $3.40 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid in 2019. On February 7, 2020, our Board of Directors declared a quarterly dividend of $0.37 per share and a special dividend of $2.00 per share, payable March 12, 2020 to stockholders of record on February 24, 2020. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2019
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,357	$123	$615	$960	$1,659
Lease obligations (2)	368	38	83	63	184
Claim and claim adjustment expense reserves (3)	22,814	5,512	5,928	2,994	8,380
Future policy benefit reserves (4)	27,539	(350)	55	813	27,021
Total (5)	$54,078	$5,323	$6,681	$4,830	$37,244

(1)	Includes estimated future interest payments.

(2)	The lease obligations reflected above are not discounted.

(3)
The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2019. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(4)
The Future policy benefit reserves reflected above are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits based on our assessment of facts and circumstances known as of December 31, 2019. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.

(5)	Does not include investment commitments of approximately $945 million related to limited partnerships, privately placed debt securities and mortgage loans.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, E, F, H and L to the Consolidated Financial Statements included under Item 8.

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
The table below reflects the Insurer Financial Strength Ratings of CNA's insurance company subsidiaries issued by A.M. Best, Moody's and S&P. The table also includes the Long Term Issuer Credit Ratings for CNAF senior debt.

December 31, 2019	Insurer Financial Strength Ratings	Long Term Issuer Credit Ratings
A.M. Best	A	bbb+
Moody's	A2	Baa2
S&P	A+	A-
A.M. Best, Moody’s and S&P maintain stable outlooks across the Company’s Financial Strength and Long Term Issuer Credit Ratings. A.M. Best upgraded the Company’s Long Term Issuer Credit Rating from bbb to bbb+ in July 2019. S&P upgraded the Company’s Financial Strength Rating from A to A+, and Long Term Issuer Credit Rating from BBB+ to A- in November 2019.
CNA Insurance Company Limited and CNA Insurance Company (Europe) S.A. are included within S&P’s Insurer Financial Strength Rating for the Company. Syndicate 382 benefits from the Financial Strength Rating of Lloyd’s, which is rated A+ by S&P and A by A.M. Best with stable outlooks.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted as of January 1, 2019 and that will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.
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

Impact of Natural and Man-Made Disasters and Mass Tort Claims

•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow;

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

•	the occurrence of epidemics; and

•
mass tort claims, including, but not limited to, those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; and claims arising from changes that repeal or weaken tort reforms, such as those related to abuse reviver statutes.

Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the U.K. approved an exit from the E.U., commonly referred to as "Brexit.” While the withdrawal of the U.K. from the E.U. was official as of January 31, 2020, until the transition period ends, there remains a lack of specificity and detail regarding the long term relationship between the two sides and how businesses operating in both jurisdictions may be affected. In any event, effective January 1, 2019, our E.U. business is no longer handled out of our U.K.-domiciled subsidiary, but through our European subsidiary in Luxembourg, which was established specifically to address the departure of the U.K. from the E.U. and to ensure the Company’s ability to operate effectively throughout the E.U. As a result, the complexity and cost of regulatory compliance of our European business has increased and will likely continue to result in elevated expenses.

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
Sensitivity Analysis
We monitor our sensitivity to interest rate changes by revaluing financial assets and liabilities using a variety of different interest rates. The Company uses duration and convexity at the security level to estimate the change in fair value that would result from a change in each security's yield. Duration measures the price sensitivity of an asset to changes in yield. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security in determining the hypothetical change in fair value. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2019 and 2018 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2019 and 2018, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2019 and 2018, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. The value of limited partnerships are also affected by changes in equity markets, so a model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in the S&P 500 index. The result of the model allowed us to estimate the change in value of limited partnerships due to equity risk.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2019 and 2018 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2019		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$42,207	$(2,669)	$(229)	$—
Equity securities	865	(28)	(1)	(18)
Limited partnership investments	1,752	—	—	(70)
Other invested assets	65	—	(6)	—
Mortgage loans (2)	1,025	(45)	—	—
Short term investments	1,861	(1)	(13)	—
Total assets	47,775	(2,743)	(249)	(88)
Derivative financial instruments, included in Other liabilities	(7)	16	—	—
Total securities	$47,768	$(2,727)	$(249)	$(88)
Long term debt (2)	$2,906	$(142)	$—	$—

(1)	From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.

(2)	Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Market Risk Scenario 1

December 31, 2018		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$39,546	$(2,440)	$(203)	$—
Equity securities	780	(29)	(2)	(18)
Limited partnership investments	1,982	—	—	(79)
Other invested assets	53	—	(4)	—
Mortgage loans (2)	827	(36)	—	—
Short term investments	1,286	(1)	(12)	—
Total assets	44,474	(2,506)	(221)	(97)
Derivative financial instruments, included in Other liabilities	4	15	—	—
Total securities	$44,478	$(2,491)	$(221)	$(97)
Long term debt (2)	$2,731	$(120)	$—	$—

(1)	From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.

(2)	Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2019 and 2018 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2019		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$42,207	$(4,003)	$(458)	$—
Equity securities	865	(42)	(3)	(45)
Limited partnership investments	1,752	—	—	(175)
Other invested assets	65	—	(11)	—
Mortgage loans (2)	1,025	(67)	—	—
Short term investments	1,861	(2)	(27)	—
Total assets	47,775	(4,114)	(499)	(220)
Derivative financial instruments, included in Other liabilities	(7)	24	—	—
Total securities	$47,768	$(4,090)	$(499)	$(220)
Long term debt (2)	$2,906	$(213)	$—	$—

(1)	From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.

(2)	Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Market Risk Scenario 2

December 31, 2018		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$39,546	$(3,659)	$(406)	$—
Equity securities	780	(43)	(3)	(46)
Limited partnership investments	1,982	—	—	(198)
Other invested assets	53	—	(9)	—
Mortgage loans (2)	827	(54)	—	—
Short term investments	1,286	(2)	(24)	—
Total assets	44,474	(3,758)	(442)	(244)
Derivative financial instruments, included in Other liabilities	4	22	—	—
Total securities	$44,478	$(3,736)	$(442)	$(244)
Long term debt (2)	$2,731	$(180)	$—	$—

(1)	From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.

(2)	Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2019	2018	2017
Revenues
Net earned premiums	$7,428	$7,312	$6,988
Net investment income	2,118	1,817	2,034
Net investment gains (losses):
Other-than-temporary impairment losses	(44)	(21)	(14)
Other net investment gains (losses)	73	(31)	107
Net investment gains (losses)	29	(52)	93
Non-insurance warranty revenue	1,161	1,007	390
Other revenues	31	50	37
Total revenues	10,767	10,134	9,542
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	5,806	5,572	5,310
Amortization of deferred acquisition costs	1,383	1,335	1,233
Non-insurance warranty expense	1,082	923	299
Other operating expenses	1,142	1,202	1,229
Interest	131	138	161
Total claims, benefits and expenses	9,544	9,170	8,232
Income before income tax	1,223	964	1,310
Income tax expense	(223)	(151)	(411)
Net income	$1,000	$813	$899

Basic earnings per share	$3.68	$2.99	$3.32

Diluted earnings per share	$3.67	$2.98	$3.30

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.5	271.1
Diluted	272.5	272.5	272.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2019	2018	2017
Comprehensive Income (Loss)
Net income	$1,000	$813	$899
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains on investments with other-than-temporary impairments	(1)	(14)	(5)
Net unrealized gains on other investments	949	(798)	108
Net unrealized gains on investments	948	(812)	103
Foreign currency translation adjustment	39	(82)	100
Pension and postretirement benefits	(58)	—	2
Other comprehensive income (loss), net of tax	929	(894)	205
Total comprehensive income (loss)	$1,929	$(81)	$1,104
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2019	2018
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,126 and $38,085)	$42,207	$39,546
Equity securities at fair value (cost of $820 and $844)	865	780
Limited partnership investments	1,752	1,982
Other invested assets	65	53
Mortgage loans	994	839
Short term investments	1,861	1,286
Total investments	47,744	44,486
Cash	242	310
Reinsurance receivables (less allowance for uncollectible receivables of $25 and $29)	4,179	4,426
Insurance receivables (less allowance for uncollectible receivables of $32 and $42)	2,449	2,323
Accrued investment income	395	391
Deferred acquisition costs	662	633
Deferred income taxes	199	392
Property and equipment at cost (less accumulated depreciation of $215 and $216)	282	324
Goodwill	147	146
Deferred non-insurance warranty acquisition expense	2,840	2,513
Other assets (includes $21 and $8 due from Loews Corporation)	1,473	1,208
Total assets	$60,612	$57,152
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,720	$21,984
Unearned premiums	4,583	4,183
Future policy benefits	12,311	10,597
Long term debt	2,679	2,680
Deferred non-insurance warranty revenue	3,779	3,402
Other liabilities (includes $21 and $23 due to Loews Corporation)	3,325	3,089
Total liabilities	48,397	45,935
Commitments and contingencies (Notes B and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,412,591 and 271,456,978 shares outstanding)	683	683
Additional paid-in capital	2,203	2,192
Retained earnings	9,348	9,277
Accumulated other comprehensive income (loss)	51	(878)
Treasury stock (1,627,652 and 1,583,265 shares), at cost	(70)	(57)
Total stockholders’ equity	12,215	11,217
Total liabilities and stockholders' equity	$60,612	$57,152
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$1,000	$813	$899
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(46)	(20)	168
Trading portfolio activity	(16)	—	9
Net investment (gains) losses	(29)	52	(93)
Equity method investees	11	330	84
Net amortization of investments	(89)	(70)	(40)
Depreciation and amortization	68	79	88
Changes in:
Receivables, net	137	(229)	92
Accrued investment income	(3)	19	(4)
Deferred acquisition costs	(26)	(6)	(24)
Insurance reserves	358	482	22
Other, net	(225)	(223)	53
Net cash flows provided by operating activities	1,140	1,227	1,254
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	5,842	8,408	5,438
Fixed maturity securities - maturities, calls and redemptions	2,997	2,370	3,641
Equity securities	214	89	46
Limited partnerships	479	343	192
Mortgage loans	143	128	26
Purchases:
Fixed maturity securities	(8,661)	(10,785)	(9,065)
Equity securities	(186)	(258)	(166)
Limited partnerships	(198)	(419)	(171)
Mortgage loans	(298)	(128)	(274)
Change in other investments	(11)	(12)	(3)
Change in short term investments	(535)	168	(6)
Purchases of property and equipment	(26)	(99)	(102)
Other, net	15	18	20
Net cash flows used by investing activities	(225)	(177)	(424)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(929)	(896)	(842)
Proceeds from the issuance of debt	496	—	496
Repayment of debt	(520)	(180)	(391)
Purchase of treasury stock	(23)	—	—
Other, net	(12)	(9)	(18)
Net cash flows used by financing activities	(988)	(1,085)	(755)
Effect of foreign exchange rate changes on cash	5	(10)	9
Net change in cash	(68)	(45)	84
Cash, beginning of year	310	355	271
Cash, end of period	$242	$310	$355
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2019	2018	2017
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,192	2,175	2,173
Stock-based compensation	11	17	2
Balance, end of year	2,203	2,192	2,175
Retained Earnings
Balance, beginning of year, as previously reported	9,277	9,414	9,359
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(50)	—
Balance, beginning of year, as adjusted	9,277	9,364	9,359
Dividends to common stockholders ($3.40, $3.30, and $3.10 per share)	(929)	(900)	(844)
Net income	1,000	813	899
Balance, end of year	9,348	9,277	9,414
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year, as previously reported	(878)	32	(173)
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(16)	—
Balance, beginning of year, as adjusted	(878)	16	(173)
Other comprehensive income (loss)	929	(894)	205
Balance, end of year	51	(878)	32
Treasury Stock
Balance, beginning of year	(57)	(60)	(73)
Stock-based compensation	10	3	13
Purchase of treasury stock	(23)	—	—
Balance, end of year	(70)	(57)	(60)
Total stockholders' equity	$12,215	$11,217	$12,244
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2019.
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
Recently Adopted Accounting Standards Updates (ASU)
ASU 2016-02: In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The updated accounting guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. On January 1, 2019, the Company adopted the updated guidance using a modified retrospective method. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. The Company utilized the permitted package of practical expedients allowing the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs. The Company also utilized the permitted practical expedient to not separate lease and non-lease components for all leases.
Adoption of the updated guidance resulted in the following changes to the Consolidated Balance Sheets on January 1, 2019:

(In millions)	Balance as of December 31, 2018	Adjustments Due to Adoption of Topic 842	Balance as of January 1, 2019
Property and equipment at cost (less accumulated depreciation)	$324	$2	$326
Other assets	1,208	237	1,445
Other liabilities	3,089	239	3,328

As of January 1, 2019, operating lease right-of-use (ROU) assets, included within Other assets, were reduced by accrued rent and lease incentives of $75 million previously classified as Other liabilities. The updated guidance did not impact the Consolidated Statements of Operations. See Note L to the Consolidated Financial Statements for additional information regarding leases.
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
Accounting Standards Pending Adoption
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through the Company’s results of operations. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected and applies to the mortgage loan portfolio, reinsurance and insurance receivables and other financing receivables. Under the new guidance, the Other-than-temporary impairment (OTTI) concept has been eliminated for available-for-sale fixed maturity securities, and expected credit losses are recognized immediately in earnings through an allowance, rather than as a reduction of amortized cost. This will allow the Company to record reversals of credit losses if the estimate of credit losses declines. For available-for-sale fixed maturity securities with an intent to sell, impairment will continue to result in a write-down of amortized cost. The guidance is effective for interim and annual periods beginning after December 15, 2019. The expected credit loss model will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for available-for-sale debt securities that were purchased with credit deterioration or have recognized an OTTI write-down prior to the effective date. The Company has evaluated the effect the guidance will have on its financial statements and determined that the impact at the date of adoption will not be material.
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2021, and the Company will adopt it on that effective date. The guidance requires restatement of prior periods presented. The Company is currently evaluating the method of adoption and the effect the updated guidance will have on its financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. The quarterly change in discount rate is expected to increase volatility in the Company’s stockholders' equity, but that will be somewhat mitigated because Shadow Adjustments are eliminated under the new guidance. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged.
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
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for uncollectible receivables. Amounts are considered past due based on policy payment terms. The allowance is determined based on periodic evaluations of aged receivables, historical business default data, management's experience and current economic conditions. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached.

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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2019 and 2018. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 5.5% to 7.6% and 5.5% to 8.0% as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the discounted reserves for unfunded structured settlements were $497 million and $512 million, net of discount of $724 million and $760 million. For the years ended December 31, 2019, 2018 and 2017, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $36 million, $40 million and $41 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2019 and 2018, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2019 and 2018, the discounted reserves for workers’ compensation lifetime claim reserves were $293 million and $343 million, net of discount of $135 million and $168 million. For the years ended December 31, 2019, 2018 and 2017, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $21 million, $16 million and $19 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
Long term care claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Long term care claim reserves are discounted at a weighted average interest rate of 5.9% and 6.0% as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, such discounted reserves totaled $2.7 billion and $2.6 billion, net of discount of $462 million and $460 million.

Future policy benefit reserves: Future policy benefit reserves represent the active life reserves related to the Company's long term care policies and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked and the future policy benefit reserves are increased. The September 30, 2019 gross premium valuation (GPV) indicated a premium deficiency of $216 million and future policy benefit reserves at that date were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2019 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Long term care active life reserves are discounted at a weighted average interest rate of 5.7% and 6.9% as of December 31, 2019 and 2018.
In circumstances where the cash flow projections supporting future policy benefit reserves are expected to result in profits being recognized in early future years followed by losses in later future years, the future policy benefit reserves are increased in the future profitable years by an amount necessary to offset losses that are projected to be recognized in later future years.  The amount of the additional future policy benefit reserves recorded in each period is determined by applying the ratio of the present value of future losses divided by the present value of future profits from the most recently completed GPV to long term care core income in that period.
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the liability balances were $84 million and $108 million.
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
Policyholder dividends: Policyholder dividends are paid to participating policyholders within the worker’s compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2019, 2018 and 2017. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
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
To the extent that unrealized gains on fixed maturity securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, increased $1,120 million and decreased $333 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by Shadow Adjustments of $2,198 million and $1,078 million, respectively.
Equity securities are carried at fair value. The Company's non-redeemable preferred stock contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, management does not consider the changes in fair value of non-redeemable preferred stock to be reflective of our primary operations. As such, the changes in the fair value of these securities are recorded through Net investment gains (losses). The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income. Prior to 2018, equity securities were considered available for sale with changes in fair value reported as a component of Other comprehensive income.

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
Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and any valuation allowance, and are recorded once funded. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Mortgage loans are considered to be impaired loans when it is probable that contractual principal and interest payments will not be collected. The Company evaluates loans for impairment on an individual loan basis and identifies loans for evaluation of impairment based on the collection experience of each loan and other credit quality indicators such as debt service coverage ratio and the creditworthiness of the borrower or tenants of credit tenant loan properties. Accrual of income is generally suspended for mortgage loans that are impaired and collection of principal and interest payments is unlikely. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms. As of December 31, 2019 and 2018, there were no loans past due or in non-accrual status, and no valuation allowance was recorded.
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
Purchases and sales of all securities are recorded on the trade date, except for private placement debt securities, including bank loan participations, which are recorded once funded. Net investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.
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
An available for sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary. When the decline in value is determined by the Company to be other-than-temporary, losses are recognized within Net investment gains (losses) on the Consolidated Statements of Operations.
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
Deferred Non-Insurance Warranty Revenue and Acquisition Expense
Non-insurance warranty revenue is primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners. The warranty contracts generally provide coverage from 1 month to 10 years. For warranty products where the Company acts as the principal in the transaction, Non-insurance warranty revenue is reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents reported as Non-insurance warranty expense. Prior to 2018, Non-insurance warranty revenue was recognized net of dealer costs and earned based on the estimated claims emergence pattern over the contract period.
Non-insurance warranty revenue is reported net of any premiums related to contractual liability coverage issued by the Company's insurance operations. Additionally, the Company provides warranty administration services for dealer and manufacturer obligor warranty products, which include limited warranties and guaranteed automobile protection waivers. The Company recognizes Non-insurance warranty revenue over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers pay in full at the inception of the warranty contract. The liability for deferred revenue represents the unearned portion of revenue in advance of the Company's performance. The deferred revenue balance includes amounts which are refundable on a pro rata basis upon cancellation.
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
Income Taxes
The Company and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The Company releases tax effects from AOCI utilizing the security-by-security approach for Net unrealized gains (losses) on investments with OTTI losses and Net unrealized gains (losses) on other investments. For Pension and postretirement benefits, tax effects from AOCI are released at enacted tax rates based on the pre-tax adjustments to pension liabilities or assets recognized within Other comprehensive income.
Pension and Postretirement Benefits
The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities on the Consolidated Balance Sheets. Changes in funded status related to prior service costs and credits, and actuarial gains and losses arising from differences between actual experience and actuarial assumptions, are recognized in the year in which the changes occur through Other comprehensive income. Unrecognized actuarial gains and losses in excess of 10% of the greater of the beginning of the year projected benefit obligation or fair value of plan assets (the corridor) are amortized as a component of net periodic pension cost (benefit) over the average remaining life expectancy of the plan participants. Annual service cost, interest cost, expected return on plan assets, amortization of prior service costs and credits and amortization of actuarial gains and losses are recognized on the Consolidated Statements of Operations.
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
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains of $1 million, $1 million and $27 million were included in determining Net income for the years ended December 31, 2019, 2018 and 2017, respectively.
Leases
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are included in Other assets and Other liabilities on the Company's Consolidated Balance Sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. Certain leases contain options to terminate before maturity. The lease term used to calculate the ROU asset includes any renewal options or lease termination options that the Company expects to exercise. The discount rate used to determine the commencement date present value of lease payments is typically the Company’s secured borrowing rate, as most of the Company’s leases do not provide an implicit rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. The Company has elected to account for its lease and non-lease components as a single lease component. The Company’s non-lease components consist of variable lease costs not based on an index or rate and are excluded from the measurement of ROU assets and lease liabilities. Variable lease costs not based on an index or rate are treated as period costs, and represent charges for services provided by the landlord and the Company's reimbursement to the landlord for costs such as real estate taxes and insurance.
The Company occupies office facilities under lease agreements that expire at various dates. The Company's lease agreements do not contain significant residual value guarantees, restrictions or covenants. The Company does not have any significant finance leases.

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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2019, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
Other Intangible Assets
Other intangible assets are reported within Other assets on the Consolidated Balance Sheets. Finite-lived intangible assets are amortized over their estimated useful lives. Indefinite-lived other intangible assets are tested for impairment annually or when certain triggering events require such tests.
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
For the years ended December 31, 2019, 2018 and 2017, approximately 961 thousand, 943 thousand and 988 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, 1 thousand, 6 thousand and less than 1 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $136 million, $145 million and $155 million for the years ended December 31, 2019, 2018 and 2017. Cash payments made for income taxes were $255 million, $308 million and $152 million for the years ended December 31, 2019, 2018 and 2017.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2019	2018	2017
Fixed maturity securities	$1,817	$1,795	$1,812
Equity securities	85	18	12
Limited partnership investments	180	(22)	207
Mortgage loans	51	50	34
Short term investments	34	26	15
Trading portfolio	9	7	12
Other	5	4	1
Gross investment income	2,181	1,878	2,093
Investment expense	(63)	(61)	(59)
Net investment income	$2,118	$1,817	$2,034

For the year ended December 31, 2019, $38 million of Net investment income was recognized due to the change in fair value of common stock still held as of December 31, 2019. For the year ended December 31, 2018, $24 million of losses were recognized in Net investment income due to the change in fair value of common stock still held as of December 31, 2018.
As of December 31, 2019 the Company held less than $1 million of non-income producing fixed maturity securities. As of December 31, 2018 the Company held no non-income producing fixed maturity securities. As of December 31, 2019 and 2018, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2019	2018	2017
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$125	$168	$186
Gross losses	(131)	(164)	(64)
Net investment gains (losses) on fixed maturity securities	(6)	4	122
Equity securities	66	(74)	—
Derivatives	(11)	9	(4)
Short term investments and other	(20)	9	(25)
Net investment gains (losses)	$29	$(52)	$93

For the year ended December 31, 2019, $66 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2019. For the year ended December 31, 2018, $73 million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2018. Net investment gains (losses) for the year ended December 31, 2019 included a $21 million loss related to the redemption of the Company's $500 million senior notes due August 2020. Net investment gains (losses) for the year ended December 31, 2017 included a $42 million loss related to the redemption of the Company's $350 million senior notes due November 2019.

Net change in unrealized gains on investments is presented in the following table.

Years ended December 31
(In millions)	2019	2018	2017
Net change in unrealized gains on investments:
Fixed maturity securities	$2,620	$(1,811)	$728
Equity securities (1)	—	—	32
Other	—	—	(2)
Total net change in unrealized gains on investments	$2,620	$(1,811)	$758

(1)
As of January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The change in fair value of equity securities is now recognized through the income statement. See Note A to the Consolidated Financial Statements for additional information.

The components of OTTI losses recognized in earnings by asset type are presented in the following table.

Years ended December 31
(In millions)	2019	2018	2017
Fixed maturity securities available-for-sale:
Corporate and other bonds	$33	$12	$12
Asset-backed	11	9	1
Total fixed maturity securities available-for-sale	44	21	13
Equity securities available-for-sale	—	—	1
OTTI losses recognized in earnings	$44	$21	$14

The following tables present a summary of fixed maturity securities.

December 31, 2019	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$19,789	$2,292	$32	$22,049	$—
States, municipalities and political subdivisions	9,093	1,559	—	10,652	—
Asset-backed:
Residential mortgage-backed	4,387	133	1	4,519	(17)
Commercial mortgage-backed	2,265	86	5	2,346	1
Other asset-backed	1,925	41	4	1,962	(3)
Total asset-backed	8,577	260	10	8,827	(19)
U.S. Treasury and obligations of government-sponsored enterprises	146	1	2	145	—
Foreign government	491	14	1	504	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,106	4,126	45	42,187	$(19)
Total fixed maturity securities trading	20	—	—	20
Total fixed maturity securities	$38,126	$4,126	$45	$42,207

December 31, 2018	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Unrealized OTTI Losses (Gains)
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$18,764	$791	$395	$19,160	$—
States, municipalities and political subdivisions	9,681	1,076	9	10,748	—
Asset-backed:
Residential mortgage-backed	4,815	68	57	4,826	(20)
Commercial mortgage-backed	2,200	28	32	2,196	—
Other asset-backed	1,975	11	24	1,962	—
Total asset-backed	8,990	107	113	8,984	(20)
U.S. Treasury and obligations of government-sponsored enterprises	156	3	—	159	—
Foreign government	480	5	4	481	—
Redeemable preferred stock	10	—	—	10	—
Total fixed maturity securities available-for-sale	38,081	1,982	521	39,542	$(20)
Total fixed maturity securities trading	4	—	—	4
Total fixed maturity securities	$38,085	$1,982	$521	$39,546

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34	—	—	—	34	—
Asset-backed:
Residential mortgage-backed	249	1	30	—	279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2	—	64	2
Foreign government	59	1	1	—	60	1
Total	$2,148	$31	$272	$14	$2,420	$45

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8,543	$340	$825	$55	$9,368	$395
States, municipalities and political subdivisions	517	8	5	1	522	9
Asset-backed:
Residential mortgage-backed	1,932	23	1,119	34	3,051	57
Commercial mortgage-backed	728	10	397	22	1,125	32
Other asset-backed	834	21	125	3	959	24
Total asset-backed	3,494	54	1,641	59	5,135	113
U.S. Treasury and obligations of government-sponsored enterprises	21	—	19	—	40	—
Foreign government	114	2	124	2	238	4
Total	$12,689	$404	$2,614	$117	$15,303	$521

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2019 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional OTTI losses to be recorded as of December 31, 2019.
The following table presents the activity related to the pretax credit loss component reflected in Retained earnings on fixed maturity securities still held as of December 31, 2019, 2018 and 2017 for which a portion of an OTTI loss was recognized in Other comprehensive income (loss).

Years ended December 31
(In millions)	2019	2018	2017
Beginning balance of credit losses on fixed maturity securities	$18	$27	$36
Reductions for securities sold during the period	(8)	(9)	(9)
Ending balance of credit losses on fixed maturity securities	$10	$18	$27

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2019		2018
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,334	$1,356	$1,350	$1,359
Due after one year through five years	9,746	10,186	7,979	8,139
Due after five years through ten years	14,892	15,931	16,859	16,870
Due after ten years	12,134	14,714	11,893	13,174
Total	$38,106	$42,187	$38,081	$39,542

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2019 and 2018 was $1,752 million and $1,982 million, which includes net undistributed earnings of $229 million and $153 million. Limited partnerships comprising 60% of the total carrying value are reported on a current basis through December 31, 2019 with no reporting lag, 10% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 61% and 65% of the carrying value as of December 31, 2019 and 2018 employ hedge fund strategies. Limited partnerships comprising 33% and 30% of the carrying value as of December 31, 2019 and 2018 were invested in private debt and equity. The remainder was primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 55% were equity related, 23% were focused on distressed investments, 18% pursued a multi-strategy approach and 4% were fixed income related as of December 31, 2019.

The ten largest limited partnership positions held totaled $893 million and $876 million as of December 31, 2019 and 2018. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2% of the aggregate partnership equity as of December 31, 2019 and 2018, and the related income reflected on the Consolidated Statements of Operations represents approximately 2%, 3% and 3% of the changes in aggregate partnership equity for the years ended December 31, 2019, 2018 and 2017.
There are risks inherent in limited partnership investments which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.
The Company’s hedge fund limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year or longer. Private equity and other non-hedge funds generally do not permit voluntary withdrawals. Typically, hedge fund withdrawals require advance written notice of up to 90 days.
Derivative Financial Instruments
The Company may use derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk and foreign currency risk) stemming from various assets and liabilities. The Company's principal objective under such strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.
The Company may enter into interest rate swaps, futures and forward commitments to purchase securities to manage interest rate risk. The Company may use foreign currency forward contracts to manage foreign currency risk.
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2019 and 2018.
There was no cash collateral provided by the Company or cash collateral received from counterparties as of December 31, 2019 or 2018.
The Company holds an embedded derivative on a funds withheld liability with a notional value of $182 million and $172 million and a fair value of $(7) million and $4 million as of December 31, 2019 and 2018. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets.

Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to privately placed debt securities. As of December 31, 2019, the Company had commitments to purchase or fund approximately $945 million and sell approximately $85 million under the terms of these investments.
Investments on Deposit
Securities with carrying values of approximately $2.7 billion and $2.5 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2019 and 2018.
Cash and securities with carrying values of approximately $1.1 billion and $1.0 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2019 and 2018.

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
The Company performs control procedures over information obtained from pricing services and brokers to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. Procedures may include i) the review of pricing service methodologies or broker pricing qualifications, ii) back-testing, where past fair value estimates are compared to actual transactions executed in the market on similar dates, iii) exception reporting, where period-over-period changes in price are reviewed and challenged with the pricing service or broker based on exception criteria, and iv) deep dives, where the Company performs an independent analysis of the inputs and assumptions used to price individual securities.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables. Corporate bonds and other includes obligations of the U.S. Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

December 31, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$175	$22,085	$468	$22,728
States, municipalities and political subdivisions	—	10,652	—	10,652
Asset-backed	—	8,662	165	8,827
Total fixed maturity securities	175	41,399	633	42,207
Equity securities:
Common stock	135	—	7	142
Non-redeemable preferred stock	54	658	11	723
Total equity securities	189	658	18	865
Short term and other	397	1,344	—	1,741
Total assets	$761	$43,401	$651	$44,813
Liabilities
Other liabilities	$—	$7	$—	$7
Total liabilities	$—	$7	$—	$7

December 31, 2018				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$196	$19,396	$222	$19,814
States, municipalities and political subdivisions	—	10,748	—	10,748
Asset-backed	—	8,787	197	8,984
Total fixed maturity securities	196	38,931	419	39,546
Equity securities:
Common stock	144	—	4	148
Non-redeemable preferred stock	48	570	14	632
Total equity securities	192	570	18	780
Short term and other	216	949	—	1,165
Total assets	$604	$40,450	$437	$41,491
Liabilities
Other liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$—	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(2)	(2)
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	33	—	8	—	41
Total realized and unrealized investment gains (losses)	33	—	8	(2)	39
Purchases	256	—	48	2	306
Sales	—	—	—	—	—
Settlements	(11)	—	(16)	—	(27)
Transfers into Level 3	—	—	45	—	45
Transfers out of Level 3	(32)	—	(117)	—	(149)
Balance as of December 31, 2019	$468	$—	$165	$18	$651
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$(2)	$(2)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2019 recognized in Other comprehensive income (loss) in the period	28	—	7	—	35

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2018	$98	$1	$335	$20	$454
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	5	(2)	2
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	(4)	—	(8)	—	(12)
Total realized and unrealized investment gains (losses)	(5)	—	(3)	(2)	(10)
Purchases	117	—	162	—	279
Sales	(5)	—	(72)	—	(77)
Settlements	(9)	(1)	(64)	—	(74)
Transfers into Level 3	35	—	42	—	77
Transfers out of Level 3	(9)	—	(203)	—	(212)
Balance as of December 31, 2018	$222	$—	$197	$18	$437
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2018 recognized in Net income (loss) in the period	$—	$—	$(2)	$(2)	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2018 recognized in Other comprehensive income (loss) in the period	(5)	—	(4)	—	(9)

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
Fixed Maturity Securities
Level 1 securities include highly liquid government securities and exchange traded bonds, valued using quoted market prices. Level 2 securities include most other fixed maturity securities as the significant inputs are observable in the marketplace. All classes of Level 2 fixed maturity securities are valued using a methodology based on information generated by market transactions involving identical or comparable assets, a discounted cash flow methodology, or a combination of both when necessary. Common inputs for all classes of fixed maturity securities include prices from recently executed transactions of similar securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates and U.S. Treasury or swap curves. Specifically for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Fixed maturity securities are primarily assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities also include private placement debt securities whose fair value is determined using internal models with some inputs that are not market observable.
Equity Securities
Level 1 equity securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily valued using pricing for similar securities, recently executed transactions and other pricing models utilizing market observable inputs. Level 3 securities are primarily priced using broker/dealer quotes and internal models with some inputs that are not market observable.
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
As of December 31, 2019 and December 31, 2018, there were $60 million and $48 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Derivative Financial Investments
The embedded derivative on funds withheld liability is valued using the change in fair value of the assets supporting the funds withheld liability, which are fixed maturity securities primarily valued with observable inputs.

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

December 31, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% - 6% (2%)

December 31, 2018	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$228	Discounted cash flow	Credit spread	1% - 12% (3%)

For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$994	$—	$—	$1,025	$1,025
Note receivable	21	—	—	21	21
Liabilities
Long term debt	$2,679	$—	$2,906	$—	$2,906

December 31, 2018	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$839	$—	$—	$827	$827
Note receivable	35	—	—	35	35
Liabilities
Long term debt	$2,680	$—	$2,731	$—	$2,731

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
For the years ended December 31, 2019, 2018 and 2017, the Company paid $239 million, $275 million and $127 million to Loews related to federal income taxes.
For 2017 through 2019, the Internal Revenue Service (IRS) has accepted Loews and the Company into the Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2019 and 2018, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2019, 2018 and 2017 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2019 or 2018.
On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” was signed into law (Tax Reform Legislation). The Tax Reform Legislation provided for a permanent reduction in the Federal corporate income tax rate from 35% to 21% effective January 1, 2018, among other provisions. The Company was required to recognize the effect of this tax rate change on its deferred tax assets in the period the tax rate change was signed into law. Consequently, the Company recorded a non-cash increase to Income tax expense of $83 million in the Consolidated Statements of Operations for the year ended December 31, 2017. Based on the filed 2017 tax return, the effect of the tax rate change decreased Income tax expense by $6 million for the year ended December 31, 2018.
The following table presents a reconciliation between the Company's federal income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2019	2018	2017
Income tax expense at statutory rates	$(257)	$(203)	$(459)
Tax benefit from tax exempt income	53	63	131
Foreign taxes and credits	(1)	(1)	3
State income taxes	(14)	(13)	(7)
Net deferred tax asset remeasurement	—	6	(83)
Other tax expense	(4)	(3)	4
Income tax expense	$(223)	$(151)	$(411)

As of December 31, 2019, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2019	2018	2017
Current tax expense	$(269)	$(171)	$(243)
Deferred tax benefit (expense)	46	20	(168)
Total income tax expense	$(223)	$(151)	$(411)

Total income tax presented above includes foreign tax (expense)/benefit of approximately $(19) million, $(5) million and $1 million related to pretax income from foreign operations of approximately $43 million, $22 million and $39 million for the years ended December 31, 2019, 2018 and 2017.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2019	2018
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$129	$108
Unearned premium reserves	153	108
Receivables	11	15
Employee benefits	127	143
Deferred retroactive reinsurance benefit	82	79
Other assets	132	131
Gross deferred tax assets	634	584
Deferred Tax Liabilities:
Investment valuation differences	40	44
Deferred acquisition costs	83	78
Net unrealized gains	264	14
Software and hardware	34	44
Other liabilities	14	12
Gross deferred tax liabilities	435	192
Net deferred tax asset	$199	$392

As of December 31, 2019, the CNA Tax Group had no loss carryforwards and a tax credit carryforward of $2 million which expires in 2029. The foreign operations had loss carryforwards of $42 million, $2 million of which expires in 2035, and tax credit carryforwards of $2 million, which have no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2019 or 2018.

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
Liability for Unpaid Claim and Claim Adjustment Expenses
The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented on the Consolidated Balance Sheets.

As of December 31
(In millions)	2019
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$4,676
Commercial	7,849
International	1,628
Corporate & Other	175
Life & Group (1)	3,557
Total net claim and claim adjustment expenses	17,885
Reinsurance receivables: (2)
Specialty	562
Commercial	807
International	248
Corporate & Other (3)	2,059
Life & Group	159
Total reinsurance receivables	3,835
Total gross liability for unpaid claim and claim adjustment expenses	$21,720
(1) The Life & Group segment amounts are primarily related to long term care claim reserves, but also include amounts related to unfunded structured settlements arising from short duration contracts. Long term care policies are long duration contracts.
(2) Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.
(3) The Corporate & Other Reinsurance receivables are primarily related to A&EP claims covered under the Loss Portfolio Transfer (LPT).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

As of or for the years ended December 31
(In millions)	2019	2018	2017
Reserves, beginning of year:
Gross	$21,984	$22,004	$22,343
Ceded	4,019	3,934	4,094
Net reserves, beginning of year	17,965	18,070	18,249
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,356	5,358	5,201
Increase (decrease) in provision for insured events of prior years	(127)	(179)	(381)
Amortization of discount	184	176	179
Total net incurred (1)	5,413	5,355	4,999
Net payments attributable to:
Current year events	(992)	(1,046)	(975)
Prior year events	(4,584)	(4,285)	(4,366)
Total net payments	(5,576)	(5,331)	(5,341)
Foreign currency translation adjustment and other	83	(129)	163
Net reserves, end of year	17,885	17,965	18,070
Ceded reserves, end of year	3,835	4,019	3,934
Gross reserves, end of year	$21,720	$21,984	$22,004

(1)
Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Reserving Methodology
In developing claim and claim adjustment expense (loss or losses) reserve estimates, the Company's actuaries perform detailed reserve analyses that are staggered throughout the year. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in the Company's pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. In addition to the detailed analyses, the Company reviews actual loss emergence for all products each quarter.
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
For many exposures, especially those that are considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company's actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of the Company's products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company may not assign any weight to the paid and incurred development methods. The Company will use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because the Company's history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, the Company may also use the loss ratio, Bornhuetter-Ferguson and frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation.
The Company's reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and the Company's view of applicable law and coverage litigation.

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,481	$3,937	$858	$3,576	$1,137	$10,989
Gross IBNR Reserves	3,757	4,719	1,018	140	1,097	10,731
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,238	$8,656	$1,876	$3,716	$2,234	$21,720
Net Case Reserves	$1,343	$3,543	$759	$3,441	$92	$9,178
Net IBNR Reserves	3,333	4,306	869	116	83	8,707
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,676	$7,849	$1,628	$3,557	$175	$17,885

December 31, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,623	$4,181	$867	$3,516	$1,208	$11,395
Gross IBNR Reserves	3,842	4,562	883	85	1,217	10,589
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,465	$8,743	$1,750	$3,601	$2,425	$21,984
Net Case Reserves	$1,483	$3,831	$749	$3,364	$96	$9,523
Net IBNR Reserves	3,348	4,167	775	56	96	8,442
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,831	$7,998	$1,524	$3,420	$192	$17,965

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2019	2018	2017
Pretax (favorable) unfavorable development:
Specialty	$(92)	$(150)	$(174)
Commercial	(2)	(25)	(115)
International	21	(4)	(9)
Corporate & Other	—	(2)	(10)
Total pretax (favorable) unfavorable development	$(73)	$(181)	$(308)

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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2018 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2019 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
The amounts reported for the cumulative number of reported claims include direct and assumed open and closed claims by accident year at the claimant level. The number excludes claim counts for claims within a policy deductible where the insured is responsible for payment of losses in the deductible layer. Claim count data for certain assumed reinsurance contracts is unavailable.
IBNR includes reserves for incurred but not reported losses and expected development on case reserves. The Company does not establish case reserves for allocated loss adjusted expenses (ALAE), therefore ALAE reserves are also included in the estimate of IBNR.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2019	2018	2017
Pretax (favorable) unfavorable development:
Medical Professional Liability	$75	$47	$30
Other Professional Liability and Management Liability	(69)	(127)	(126)
Surety	(92)	(70)	(84)
Warranty	(15)	(10)	4
Other	9	10	2
Total pretax (favorable) unfavorable development	$(92)	$(150)	$(174)

2019
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident years 2016 through 2018 in our aging services business, higher than expected severity in accident year 2013 in our allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity in accident year 2017 in our dentists business.

Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions, lower than expected large claim losses in recent accident years in our public company directors and officers liability (D&O) business and lower than expected loss adjustment expenses across accident years 2010 through 2018.

Favorable development in surety was due to lower than expected frequency for accident years 2018 and prior.

Favorable development in warranty was due to lower than expected paid loss emergence on vehicle products.

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

As of December 31
(In millions)	2019
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,429
Other Professional Liability and Management Liability	2,739
Surety	369
Warranty	29
Other	110
Total net liability for unpaid claim and claim adjustment expenses	$4,676

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$402	$412	$423	$426	$415	$395	$365	$360	$356	$369	$1	14,624
2011		429	437	443	468	439	434	437	437	439	2	16,526
2012			464	469	508	498	493	484	493	499	8	17,724
2013				462	479	500	513	525	535	545	27	19,510
2014					450	489	537	530	535	529	16	19,723
2015						433	499	510	494	488	29	18,029
2016							427	487	485	499	63	15,823
2017								412	449	458	127	14,636
2018									404	429	216	13,760
2019										430	364	10,467
									Total	$4,685	$853

Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$10	$86	$173	$257	$306	$326	$337	$346	$350	$353
2011		17	109	208	295	347	375	398	409	414
2012			14	117	221	323	388	427	457	479
2013				17	119	255	355	414	462	495
2014					23	136	258	359	417	472
2015						22	101	230	313	384
2016							18	121	246	339
2017								19	107	235
2018									21	115
2019										17
									Total	$3,303
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,382
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										22
Liability for unallocated claim adjustment expenses for accident years presented										25
Total net liability for unpaid claim and claim adjustment expenses										$1,429

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total
Accident Year
2010	$10	$11	$3	$(11)	$(20)	$(30)	$(5)	$(4)	$13	$(33)
2011		8	6	25	(29)	(5)	3	—	2	10
2012			5	39	(10)	(5)	(9)	9	6	35
2013				17	21	13	12	10	10	83
2014					39	48	(7)	5	(6)	79
2015						66	11	(16)	(6)	55
2016							60	(2)	14	72
2017								37	9	46
2018									25	25
Total net development for the accident years presented above							65	39	67
Total net development for accident years prior to 2010							(28)	9	6
Total unallocated claim adjustment expense development							(7)	(1)	2
Total							$30	$47	$75
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$828	$828	$848	$848	$847	$837	$824	$827	$821	$821	$9	17,891
2011		880	908	934	949	944	911	899	888	885	21	18,738
2012			923	909	887	878	840	846	833	831	18	18,499
2013				884	894	926	885	866	863	850	45	17,928
2014					878	898	885	831	835	854	74	17,553
2015						888	892	877	832	807	120	17,390
2016							901	900	900	904	188	17,890
2017								847	845	813	308	18,015
2018									850	864	460	19,468
2019										837	714	16,722
									Total	$8,466	$1,957

Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$31	$204	$405	$541	$630	$670	$721	$752	$784	$790
2011		71	314	503	605	683	726	781	796	828
2012			56	248	400	573	651	711	755	792
2013				54	249	447	618	702	754	771
2014					51	223	392	515	647	707
2015						60	234	404	542	612
2016							64	248	466	625
2017								57	222	394
2018									54	282
2019										64
									Total	$5,865
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,601
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										88
Liability for unallocated claim adjustment expenses for accident years presented										50
Total net liability for unpaid claim and claim adjustment expenses										$2,739

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total
Accident Year
2010	$—	$20	$—	$(1)	$(10)	$(13)	$3	$(6)	$—	$(7)
2011		28	26	15	(5)	(33)	(12)	(11)	(3)	5
2012			(14)	(22)	(9)	(38)	6	(13)	(2)	(92)
2013				10	32	(41)	(19)	(3)	(13)	(34)
2014					20	(13)	(54)	4	19	(24)
2015						4	(15)	(45)	(25)	(81)
2016							(1)	—	4	3
2017								(2)	(32)	(34)
2018									14	14
Total net development for the accident years presented above							(92)	(76)	(38)
Total net development for accident years prior to 2010							(27)	(44)	(17)
Total unallocated claim adjustment expense development							(7)	(7)	(14)
Total							$(126)	$(127)	$(69)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$112	$112	$111	$84	$76	$66	$63	$59	$61	$61	$—	5,982
2011		120	121	116	87	75	70	66	62	62	2	5,813
2012			120	122	98	70	52	45	39	38	1	5,568
2013				120	121	115	106	91	87	83	3	5,062
2014					123	124	94	69	60	45	4	5,078
2015						131	131	104	79	63	11	4,976
2016							124	124	109	84	36	5,379
2017								120	115	103	54	5,496
2018									114	108	76	5,451
2019										119	102	3,549
									Total	$766	$289

Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$13	$34	$50	$55	$57	$58	$55	$52	$52	$53
2011		19	42	55	58	60	60	56	57	57
2012			5	32	34	35	35	36	37	37
2013				16	40	69	78	78	78	77
2014					7	30	38	36	38	38
2015						7	26	38	40	42
2016							5	37	45	45
2017								23	37	41
2018									5	25
2019										12
									Total	$427
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$339
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										10
Liability for unallocated claim adjustment expenses for accident years presented										20
Total net liability for unpaid claim and claim adjustment expenses										$369

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total
Accident Year
2010	$—	$(1)	$(27)	$(8)	$(10)	$(3)	$(4)	$2	$—	$(51)
2011		1	(5)	(29)	(12)	(5)	(4)	(4)	—	(58)
2012			2	(24)	(28)	(18)	(7)	(6)	(1)	(82)
2013				1	(6)	(9)	(15)	(4)	(4)	(37)
2014					1	(30)	(25)	(9)	(15)	(78)
2015						—	(27)	(25)	(16)	(68)
2016							—	(15)	(25)	(40)
2017								(5)	(12)	(17)
2018									(6)	(6)
Total net development for the accident years presented above							(82)	(66)	(79)
Total net development for accident years prior to 2010							1	(4)	(3)
Total unallocated claim adjustment expense development							(3)	—	(10)
Total							$(84)	$(70)	$(92)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2019	2018	2017
Pretax (favorable) unfavorable development:
Commercial Auto	$(25)	$1	$(35)
General Liability	54	32	(24)
Workers' Compensation	(13)	(32)	(63)
Property and Other	(18)	(26)	7
Total pretax (favorable) unfavorable development	$(2)	$(25)	$(115)

2019
Favorable development in commercial auto was primarily due to continued lower than expected severity across accident years 2015 and prior and a decline in bodily injury frequency in accident year 2018.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort exposures, primarily from accident years 2016, 2015 and prior to 2010.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in accident years 2012 through 2018.
Favorable development in property and other was primarily driven by lower than expected claim severity related to catastrophe events in accident years 2017 and 2018.
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

As of December 31
(In millions)	2019
Net Claim and claim adjustment expenses:
Commercial Auto	$404
General Liability	3,176
Workers' Compensation	3,932
Property and Other	337
Total net liability for claim and claim adjustment expenses	$7,849

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$267	$283	$287	$291	$298	$293	$289	$288	$288	$288	$1	48,035
2011		268	281	288	302	300	294	294	294	291	—	47,909
2012			275	289	299	303	307	299	299	297	3	46,288
2013				246	265	265	249	245	245	241	2	39,429
2014					234	223	212	205	205	201	3	33,622
2015						201	199	190	190	183	7	30,418
2016							198	186	186	186	7	30,414
2017								199	198	200	9	30,850
2018									229	227	47	33,959
2019										257	128	31,455
									Total	$2,371	$207

Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$74	$141	$203	$246	$271	$281	$286	$287	$287	$287
2011		79	145	199	248	274	284	287	289	289
2012			78	160	220	259	282	285	290	291
2013				74	135	168	200	225	234	238
2014					64	102	137	166	187	196
2015						52	96	130	153	172
2016							52	93	126	154
2017								58	107	150
2018									66	128
2019										77
									Total	$1,982
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$389
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										1
Liability for unallocated claim adjustment expenses for accident years presented										14
Total net liability for unpaid claim and claim adjustment expenses										$404

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total
Accident Year
2010	$16	$4	$4	$7	$(5)	$(4)	$(1)	$—	$—	$21
2011		13	7	14	(2)	(6)	—	—	(3)	23
2012			14	10	4	4	(8)	—	(2)	22
2013				19	—	(16)	(4)	—	(4)	(5)
2014					(11)	(11)	(7)	—	(4)	(33)
2015						(2)	(9)	—	(7)	(18)
2016							(12)	—	—	(12)
2017								(1)	2	1
2018									(2)	(2)
Total net development for the accident years presented above							(41)	(1)	(20)
Total net development for accident years prior to 2010							4	1	(4)
Total unallocated claim adjustment expense development							2	1	(1)
Total							$(35)	$1	$(25)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$646	$664	$658	$709	$750	$726	$697	$691	$691	$690	$19	44,229
2011		591	589	631	677	676	681	670	669	667	20	39,361
2012			587	611	639	636	619	635	635	630	31	35,219
2013				650	655	650	655	613	623	620	27	33,570
2014					653	658	654	631	635	658	57	27,877
2015						581	576	574	589	600	73	23,834
2016							623	659	667	671	166	23,817
2017								632	632	632	226	21,114
2018									653	644	408	17,889
2019										680	602	12,916
									Total	$6,492	$1,629

Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$27	$145	$280	$429	$561	$611	$642	$652	$656	$667
2011		28	148	273	411	517	568	602	622	638
2012			28	132	247	374	454	510	559	579
2013				31	128	240	352	450	510	551
2014					31	119	247	376	481	547
2015						19	110	230	357	446
2016							32	163	279	407
2017								23	118	250
2018									33	107
2019										25
									Total	$4,217
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,275
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										836
Liability for unallocated claim adjustment expenses for accident years presented										65
Total net liability for unpaid claim and claim adjustment expenses										$3,176

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total
Accident Year
2010	$18	$(6)	$51	$41	$(24)	$(29)	$(6)	$—	$(1)	$44
2011		(2)	42	46	(1)	5	(11)	(1)	(2)	76
2012			24	28	(3)	(17)	16	—	(5)	43
2013				5	(5)	5	(42)	10	(3)	(30)
2014					5	(4)	(23)	4	23	5
2015						(5)	(2)	15	11	19
2016							36	8	4	48
2017								—	—	—
2018									(9)	(9)
Total net development for the accident years presented above							(32)	36	18
Total net development for accident years prior to 2010							—	—	29
Total unallocated claim adjustment expense development							8	(4)	7
Total							$(24)	$32	$54
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$583	$632	$654	$676	$698	$710	$730	$733	$732	$735	$55	49,333
2011		607	641	647	659	651	676	676	674	688	40	45,959
2012			601	627	659	669	678	673	671	668	67	42,586
2013				537	572	592	618	593	582	561	93	38,688
2014					467	480	479	452	450	446	99	33,480
2015						422	431	406	408	394	130	31,861
2016							426	405	396	382	144	31,945
2017								440	432	421	138	33,029
2018									450	440	185	34,647
2019										452	257	29,795
									Total	$5,187	$1,208

Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$97	$251	$359	$442	$510	$542	$577	$615	$625	$631
2011		99	249	358	438	478	522	564	571	581
2012			87	232	342	416	470	509	524	536
2013				80	213	300	370	417	419	411
2014					61	159	215	258	282	290
2015						51	131	180	212	231
2016							53	129	169	198
2017								63	151	207
2018									68	163
2019										71
									Total	$3,319
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,868
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										2,061
Other (2)										(22)
Liability for unallocated claim adjustment expenses for accident years presented										25
Total net liability for unpaid claim and claim adjustment expenses										$3,932
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total
Accident Year
2010	$49	$22	$22	$22	$12	$20	$3	$(1)	$3	$152
2011		34	6	12	(8)	25	—	(2)	14	81
2012			26	32	10	9	(5)	(2)	(3)	67
2013				35	20	26	(25)	(11)	(21)	24
2014					13	(1)	(27)	(2)	(4)	(21)
2015						9	(25)	2	(14)	(28)
2016							(21)	(9)	(14)	(44)
2017								(8)	(11)	(19)
2018									(10)	(10)
Total net development for the accident years presented above							(100)	(33)	(60)
Adjustment for development on a discounted basis							(3)	—	3
Total net development for accident years prior to 2010							39	8	21
Total unallocated claim adjustment expense development							1	(7)	23
Total							$(63)	$(32)	$(13)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2019	2018	2017
Pretax (favorable) unfavorable development:
Casualty	$(20)	$(17)	$9
Property	23	19	(12)
Energy and Marine	2	(19)	(12)
Specialty(1)	16	13	6
Total pretax (favorable) unfavorable development	$21	$(4)	$(9)

(1) Effective January 1, 2019 the Healthcare and Technology line of business has been absorbed within the Specialty line of business in the International segment. Prior period information has been conformed to the new line of business presentation.
2019
Favorable development in casualty was driven by lower than expected large losses and claim severity in accident years 2018 and prior in Hardy, Europe and Canada.
Unfavorable development in property was driven by higher than expected claims in Hardy on 2018 accident year Asian catastrophe events.
Unfavorable development in specialty was primarily driven by professional indemnity within Europe financial lines in accident years 2017 and 2018 due to potential design and construct exposures.
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
Unfavorable development in specialty was driven by increased loss severity in the accident year 2017 in Europe professional indemnity. This was partially offset by favorable development in accident years 2015 and prior in Europe healthcare and technology.
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

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2019
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,155
Hardy	473
Total net liability for claim and claim adjustment expenses	$1,628

International, Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2019
(In millions, except reported claims data)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$238	$234	$228	$223	$213	$207	$200	$194	$190	$187	$6	21,952
2011		271	272	264	244	233	226	224	221	214	3	24,589
2012			272	279	264	256	256	249	242	236	19	24,978
2013				294	295	287	267	263	255	246	18	23,932
2014					282	297	297	285	277	294	31	24,912
2015						296	311	310	292	286	37	23,305
2016							290	309	294	292	59	17,626
2017								306	371	393	133	18,176
2018									376	394	132	19,756
2019										350	185	13,415
									Total	$2,892	$623
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$49	$99	$122	$137	$151	$160	$169	$172	$174	$178
2011		45	116	139	152	166	178	186	190	193
2012			45	115	148	168	184	196	205	209
2013				50	114	141	158	173	183	202
2014					52	123	151	169	186	207
2015						57	135	165	186	209
2016							67	134	161	184
2017								65	149	190
2018									91	169
2019										75
Total										$1,816
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,076
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010										52
Liability for unallocated claim adjustment expenses for accident years presented										27
Total net liability for unpaid claim and claim adjustment expenses										$1,155
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total (2)
Accident Year
2010	$(4)	$(6)	$(5)	$(10)	$(6)	$(7)	$(6)	$(4)	$(3)	$(51)
2011		1	(8)	(20)	(11)	(7)	(2)	(3)	(7)	(57)
2012			7	(15)	(8)	—	(7)	(7)	(6)	(36)
2013				1	(8)	(20)	(4)	(8)	(9)	(48)
2014					15	—	(12)	(8)	17	12
2015						15	(1)	(18)	(6)	(10)
2016							19	(15)	(2)	2
2017								65	22	87
2018									18	18
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2019 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 99 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31				Calendar Year							As of December 31, 2019
(In millions, except reported claims data)	Net Claim and Allocated Claim Adjustment Expense Reserves at Acquisition	Net Incurred Claim and Allocated Claim Adjustment Expenses in 2012(1)(2)	Total Acquired Net Claim and Allocated Claim Adjustment Expense Reserves and 2012 Incurreds	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative Number of Claims
Accident Year
2010	$48	$(10)	$39	$48	$52	$46	$53	$52	$51	$51	$(1)	4,565
2011	126	(1)	125	136	136	140	139	139	142	142	(1)	6,292
2012	33	71	104	105	112	119	113	113	116	115	1	6,950
2013				131	146	138	140	141	144	145	2	7,724
2014					185	183	177	171	171	172	—	8,242
2015						191	180	179	179	178	1	9,274
2016							229	247	236	225	18	10,152
2017								245	255	244	15	11,837
2018									273	305	43	12,646
2019										223	120	6,271
									Total	$1,800	$198
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
Accident Year
2010	$19	$36	$43	$45	$48	$49	$47	$47
2011	31	84	124	129	133	134	136	137
2012	14	80	100	109	107	109	110	111
2013		38	102	121	127	131	134	138
2014			56	123	142	151	157	162
2015				30	98	130	145	158
2016					63	145	172	182
2017						53	151	184
2018							55	176
2019								44
Total								$1,339
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented								$461
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2010								3
Liability for unallocated claim adjustment expenses for accident years presented								9
Total net liability for unpaid claim and claim adjustment expenses								$473
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	Total(3)
Accident Year
2010	$(9)	$9	$4	$(6)	$7	$(1)	$(1)	$—	$3
2011	(1)	11	—	4	(1)	—	3	—	16
2012		1	7	7	(6)	—	3	(1)	11
2013			15	(8)	2	1	3	1	14
2014				(2)	(6)	(6)	—	1	(13)
2015					(11)	(1)	—	(1)	(13)
2016						18	(11)	(11)	(4)
2017							10	(11)	(1)
2018								32	32
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Data presented for this calendar year is post-acquisition of Hardy.
(3) The amounts included in the loss reserve development tables above are presented at the year-end 2019 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 99 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2019 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10	Total
Specialty
Medical Professional Liability	3.8%	20.0%	24.3%	19.4%	12.4%	7.8%	5.1%	3.1%	1.1%	0.8%	97.8%
Other Professional Liability and Management Liability	6.6%	22.6%	21.7%	16.9%	10.5%	6.0%	4.9%	3.3%	3.8%	0.7%	97.0%
Surety(1)	20.0%	44.5%	21.0%	4.4%	2.2%	0.9%	(2.5)%	(1.1)%	—%	1.6%	91.0%

Commercial
Commercial Auto	28.6%	24.0%	18.6%	14.3%	9.4%	3.2%	1.5%	0.4%	—%	—%	100.0%
General Liability	4.3%	15.8%	19.0%	20.1%	15.7%	8.7%	6.0%	2.5%	1.5%	1.6%	95.2%
Workers' Compensation	14.1%	21.4%	13.9%	10.3%	7.0%	3.7%	2.9%	2.7%	1.4%	0.8%	78.2%

International
International - Excluding Hardy	20.8%	25.7%	11.0%	7.3%	6.8%	5.3%	5.0%	1.7%	1.2%	2.1%	86.9%
International - Hardy (2)	23.3%	39.6%	8.7%	5.6%	4.5%	2.5%	2.8%				87.0%
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

A&EP Reserves
In 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO through a LPT. At the effective date of the transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2019	2018	2017
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$150	$178	$60
Provision for uncollectible third-party reinsurance on A&EP	(25)	(16)	—
Total additional amounts ceded under LPT	125	162	60
Retroactive reinsurance benefit recognized	(107)	(114)	(68)
Pretax impact of deferred retroactive reinsurance	$18	$48	$(8)

Net unfavorable prior year development of $150 million, $178 million and $60 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2019, 2018 and 2017. The 2019 unfavorable development of $150 million was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. The 2018 unfavorable development of $178 million was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and by paid losses on assumed reinsurance exposures. Additionally, in 2019 and 2018, the Company released $25 million and $16 million of its provision for uncollectible third-party reinsurance. The 2017 unfavorable development of $60 million was driven by modestly higher anticipated payouts on claims from known sources of asbestos exposure.
As of December 31, 2019 and 2018, the cumulative amounts ceded under the LPT were $3.2 billion and $3.1 billion. The unrecognized deferred retroactive reinsurance benefit was $392 million and $374 million as of December 31, 2019 and 2018 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.7 billion and $2.7 billion as of December 31, 2019 and 2018. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
The Company maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, the Company’s actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. The Company’s recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent study. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for our structured settlement obligations, the Company's actuaries monitor mortality experience on an annual basis. Both elements of the Life & Group reserves are discounted as discussed in Note A to the Consolidated Financial Statements.
The Company completed its annual long term care claim experience study in the third quarter of 2019 and 2018 which resulted in $56 million and $31 million pretax reductions in claim and claim adjustment expense reserves, respectively. The favorable claim reserve development in 2019 and 2018 was primarily due to lower claim severity than anticipated in the reserve estimates.
Future policy benefit reserves represent the active life reserves related to the Company’s long term care policies which are the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, the Company’s long term care reserves may be subject to material increases if actual experience develops adversely to the Company’s expectations.
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. Management also uses the GPV process to evaluate the adequacy of its claim and claim adjustment expense reserves for structured settlement obligations not funded by annuities. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is required.
Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed in early 2019, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.

In the third quarter of 2019 the Company performed the GPV for the long term care future policy benefit reserves. This GPV indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $216 million pretax charge in policyholders' benefits reflected in the Company's results of operations. The Company's 2018 and 2017 GPV for the long term care future policy benefit reserves indicated the reserves were not deficient and no adjustment was required.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and routine litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of December 31, 2019 and 2018, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements and management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2019, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2019	2018
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$3,835	$4,019
Ceded future policy benefits	226	233
Reinsurance receivables related to paid losses	143	203
Reinsurance receivables	4,204	4,455
Allowance for uncollectible reinsurance	(25)	(29)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,179	$4,426

The Company has established an allowance for uncollectible reinsurance receivables related to credit risk. The Company reviews the allowance quarterly and adjusts the allowance as necessary to reflect changes in estimates of uncollectible balances. The allowance may also be reduced by write-offs of reinsurance receivable balances.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.2 billion as of December 31, 2019 and 2018.
The Company's largest recoverables from a single reinsurer as of December 31, 2019, including ceded unearned premium reserves, were approximately $2.0 billion from subsidiaries of Berkshire Hathaway Insurance Group, $289 million from the Palo Verde Insurance Company and $226 million from a subsidiary of Wilton Re. These amounts are substantially collateralized. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2019 Earned Premiums
Property and casualty	$11,021	$288	$4,401	$6,908	4.2%
Long term care	470	50	—	520	9.6%
Total earned premiums	$11,491	$338	$4,401	$7,428	4.6%

2018 Earned Premiums
Property and casualty	$10,857	$305	$4,380	$6,782	4.5%
Long term care	480	50	—	530	9.4%
Total earned premiums	$11,337	$355	$4,380	$7,312	4.9%

2017 Earned Premiums
Property and casualty	$10,447	$317	$4,315	$6,449	4.9%
Long term care	489	50	—	539	9.3%
Total earned premiums	$10,936	$367	$4,315	$6,988	5.3%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2019 Written Premiums
Property and casualty	$11,421	$281	$4,569	$7,133	3.9%
Long term care	473	50	—	523	9.6%
Total written premiums	$11,894	$331	$4,569	$7,656	4.3%

2018 Written Premiums
Property and casualty	$11,094	$310	$4,583	$6,821	4.5%
Long term care	474	50	—	524	9.5%
Total written premiums	$11,568	$360	$4,583	$7,345	4.9%

2017 Written Premiums
Property and casualty	$10,655	$327	$4,449	$6,533	5.0%
Long term care	486	50	—	536	9.3%
Total written premiums	$11,141	$377	$4,449	$7,069	5.3%

Included in the direct and ceded earned premiums for the years ended December 31, 2019, 2018 and 2017 are $3,578 million, $3,740 million and $3,864 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Long term care premiums are from long duration contracts; property and casualty premiums are from short duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $2,733 million, $2,836 million and $3,085 million for the years ended December 31, 2019, 2018 and 2017, including $2,080 million, $1,927 million and $2,541 million, respectively, related to the significant third-party captive program discussed above.

Note H. Debt
Debt is composed of the following long term obligations.

December 31
(In millions)	2019	2018
Senior notes of CNAF:
5.875%, face amount of $500, due August 15, 2020(1)	$—	$499
5.750%, face amount of $400, due August 15, 2021	399	399
3.950%, face amount of $550, due May 15, 2024	548	547
4.500%, face amount of $500, due March 1, 2026	498	498
3.450%, face amount of $500, due August 15, 2027	496	495
3.900%, face amount of $500, due May 1, 2029	496	—
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	242	242
Total	$2,679	$2,680

(1)    The Company redeemed these notes in the second quarter of 2019.
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2019 giving it immediate access to approximately $111 million of additional liquidity. As of December 31, 2019 and 2018, CCC had no outstanding borrowings from the FHLBC.
During the fourth quarter of 2019, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which will adjust automatically in the event of a change in the Company's financial ratings. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2019, was $8.7 billion.  As of December 31, 2019 and 2018, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2019 and 2018.
The combined aggregate maturities for debt as of December 31, 2019 are presented in the following table.

(In millions)
2020	$—
2021	400
2022	—
2023	243
2024	550
Thereafter	1,500
Less discount	(14)
Total	$2,679

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
Effective January 1, 2000, the CNA Retirement Plan was closed to new participants. Existing participants at that time were given a choice to either continue to accrue benefits under the CNA Retirement Plan or to cease accruals effective December 31, 1999. Employees who chose to continue to accrue benefits under the plan received benefits in accordance with plan provisions through June 30, 2015 as discussed further below. Participants who elected to cease accruals effective December 31, 1999 received the present value of their accrued benefit in an accrued pension account that is credited with interest based on the annual rate of interest on 30-year Treasury securities. These employees also receive certain enhanced employer contributions in the CNA 401(k) Plus Plan.
Effective June 30, 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan. Participants continuing to accrue benefits under the CNA Retirement Plan at that time are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015. These affected participants now also receive enhanced employer contributions in the CNA 401(k) Plus Plan similar to participants who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 were not affected by this curtailment.
CNA provides certain postretirement health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2019	2018	2019	2018
Benefit obligation as of January 1	$2,466	$2,749	$9	$11
Changes in benefit obligation:
Service cost	—	—	—	—
Interest cost	100	93	—	—
Participants' contributions	—	—	4	3
Actuarial (gain) loss	261	(187)	1	—
Benefits paid	(169)	(166)	(6)	(5)
Foreign currency translation and other	3	(7)	—	—
Settlements	—	(16)	—	—
Benefit obligation as of December 31	2,661	2,466	8	9
Fair value of plan assets as of January 1	2,025	2,261	—	—
Change in plan assets:
Actual return on plan assets	292	(69)	—	—
Company contributions	134	23	2	2
Participants' contributions	—	—	4	3
Benefits paid	(169)	(166)	(6)	(5)
Foreign currency translation and other	3	(8)	—	—
Settlements	—	(16)	—	—
Fair value of plan assets as of December 31	2,285	2,025	—	—
Funded status	$(376)	$(441)	$(8)	$(9)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$5	$9	$—	$—
Other liabilities	(381)	(450)	(8)	(9)
Net amount recognized	$(376)	$(441)	$(8)	$(9)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Prior service credit	$—	$—	$—	$—
Net actuarial (gain) loss	1,056	984	(2)	(3)
Net amount recognized	$1,056	$984	$(2)	$(3)
The accumulated benefit obligation for all defined benefit pension plans was $2,661 million and $2,465 million as of December 31, 2019 and 2018. Changes for years ended December 31, 2019 and 2018 include actuarial (gains) losses of $261 million and $(187) million respectively, primarily driven by changes in the discount rate used to determine defined benefit pension obligations.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2019	2018	2017
Net periodic pension cost (benefit)
Service cost	$—	$—	$—
Non-service cost (benefit):
Interest cost on projected benefit obligation	100	93	103
Expected return on plan assets	(142)	(159)	(154)
Amortization of net actuarial (gain) loss	39	37	35
Settlement loss	—	6	9
Total non-service cost (benefit)	(3)	(23)	(7)
Total net periodic pension cost (benefit)	$(3)	$(23)	$(7)

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $1 million, $8 million and $2 million of non-service benefit in Insurance claims and policyholders' benefits and $2 million, $15 million and $5 million of non-service benefit in Other operating expenses related to net periodic pension costs (benefit).
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2019	2018	2017
Pension and postretirement benefits
Amounts arising during the period	$(112)	$(41)	$(31)
Settlement	—	6	9
Reclassification adjustment relating to prior service credit	—	(2)	(2)
Reclassification adjustment relating to actuarial loss	39	36	35
Total increase (decrease) in Other comprehensive income	$(73)	$(1)	$11

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2019	2018
Pension benefits
Discount rate	3.150%	4.250%
Interest crediting rate	5.000	5.000
Postretirement benefits
Discount rate	2.300%	3.550%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2019	2018	2017
Pension benefits
Discount rate	4.250%	3.550%	3.950%
Expected long term rate of return	7.500	7.500	7.500
Interest crediting rate	5.000	5.000	5.000
Postretirement benefits
Discount rate	3.550%	2.750%	2.750%
To determine the discount rate assumption as of the year-end measurement date for the CNA Retirement Plan and CNA Health and Group Benefits Program, the Company considered the estimated timing of plan benefit payments and available yields on high quality fixed income debt securities. For this purpose, high quality is considered a rating of Aa or better by Moody's Investors Service, Inc. (Moody's) or a rating of AA or better from Standard & Poor's (S&P). The Company reviewed several yield curves constructed using the cash flow characteristics of the plans as well as bond indices as of the measurement date. The trend of those data points was also considered.
In determining the expected long term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long term market return expectations based on the investment mix of the portfolio and the expected investment horizon.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2019, 2018 and 2017.
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
As of December 31, 2019, the Plan had committed approximately $108 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$587	$10	$597
States, municipalities and political subdivisions	—	51	—	51
Asset-backed	—	154	—	154
Total fixed maturity securities	—	792	10	802
Equity securities	458	128	—	586
Short term investments	55	7	—	62
Other assets	—	9	—	9
Cash	13	—	—	13
Total assets measured at fair value	$526	$936	$10	1,472
Total limited partnerships measured at net asset value (1)				813
Total				$2,285

December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$472	$10	$482
States, municipalities and political subdivisions	—	58	—	58
Asset-backed	—	165	—	165
Total fixed maturity securities	—	695	10	705
Equity securities	331	110	—	441
Short term investments	27	54	—	81
Other assets	—	9	—	9
Cash	—	—	—	—
Total assets measured at fair value	$358	$868	$10	1,236
Total limited partnerships measured at net asset value (1)				789
Total				$2,025
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by the general partner. Limited partnerships comprising 79% and 81% of the carrying value as of December 31, 2019 and 2018 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 62% were equity related, 31% pursued a multi-strategy approach and 7% were focused on distressed investments as of December 31, 2019.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2019.

(In millions)	Pension Benefits	Postretirement Benefits
2020	$178	$1
2021	176	1
2022	180	1
2023	178	1
2024	178	1
2025-2029	841	2

In 2020, CNA expects to contribute $8 million to its pension plans and $1 million to its postretirement health care benefit plans.
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
Benefit expense for the Company's savings plans was $71 million, $71 million and $76 million for the years ended December 31, 2019, 2018 and 2017.

Note J. Stock-Based Compensation
The current CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 11 million shares of CNAF common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2019 was approximately 2.3 million.
In 2016, CNA adopted the Annual Performance Share Plan (PSP). The PSP provides officers with an opportunity to earn an award based upon attainment of specific performance goals achieved over a one-year performance period. Awards are granted at the beginning of each performance year and are generally subject to a two-year cliff vesting period after the Company’s annual performance has been determined. Prior to the PSP, CNA issued performance share units under the Long Term Incentive Plan (LTI Plan). The LTI Plan had a three-year performance period and was settled during 2018. In both plans, the performance share units become payable within a range of 0% to 200% of the number of performance share units initially granted. Related to the transition to the PSP, CNA granted Special Supplemental Equity Awards (SSE) in 2016, which consisted of restricted stock units that fully vested in 2018.
Additionally, the Company may grant RSUs under the Plan in certain circumstances. These awards generally vest over a one to three-year service period following the grant date.
Stock-based compensation that is not fully vested prior to termination is generally forfeited upon termination, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations. The fair value of stock-based compensation awards is based on the market value of the Company's common stock as of the date of grant, except for awards made to foreign participants, which is based on the current market value of the Company’s common stock. Payments made under the PSP and SSE are made entirely in shares of common stock granted under the Plan, except for awards made to foreign participants, which are paid in cash.
The Company recorded stock-based compensation expense related to the Plan of $34 million, $32 million and $36 million for the years ended December 31, 2019, 2018 and 2017. The related income tax benefit recognized was $8 million, $8 million and $18 million for the years ended December 31, 2019, 2018 and 2017. The compensation cost not yet recognized was $38 million, and the weighted average period over which it is expected to be recognized is 1.7 years as of December 31, 2019.
The total fair value of RSUs and performance shares that vested during the years ended December 31, 2019, 2018 and 2017 was $31 million, $16 million and $34 million, respectively.
The weighted average grant date fair value for RSUs and performance shares granted during the years ended December 31, 2019, 2018 and 2017 was $43.86, $51.64 and $44.20, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2019.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2019	2,204,148	$43.98
Awards granted	1,051,053	43.86
Awards vested	(801,504)	36.81
Awards forfeited, canceled or expired	(379,425)	45.98
Performance-based adjustment	40,914	44.86
Balance as of December 31, 2019	2,115,186	46.25

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2019		2018
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Trade name	8 years	$7	$6	$6	$5
Distribution channel	15 years	11	5	10	4
Total finite-lived intangible assets		18	11	16	9
Indefinite-lived intangible assets:
Syndicate capacity		46		45
Agency force		16		16
Total indefinite-lived intangible assets		62		61
Total other intangible assets		$80	$11	$77	$9

The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. For the years ended December 31, 2019, 2018 and 2017 amortization expense of $1 million, $1 million and $2 million was included in Other operating expenses. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future annual amortization expense for other intangible assets is $1 million in each of the years 2020 through 2024.

Note L. Leases
Total lease expense was $55 million for the year ended December 31, 2019, which includes operating lease expense of $37 million and variable lease expense of $18 million. Prior to the adoption of the new leasing standard, lease expense for the years ended December 31, 2018 and 2017 was $62 million and $66 million. Cash paid for amounts included in operating lease liabilities was $34 million for the year ended December 31, 2019. Operating lease ROU assets obtained in exchange for lease obligations was $12 million for the year ended December 31, 2019.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2019
Operating lease ROU assets	$220
Operating lease liabilities	301

The following table presents the maturities of operating lease liabilities as of December 31, 2019.

(In millions)	Operating Leases
2020	$38
2021	43
2022	40
2023	34
2024	29
Thereafter	184
Total lease payments	368
Less: Discount	(67)
Total operating lease liabilities	$301

The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets.

December 31, 2019
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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (SSAP No. 62R), Property and Casualty Reinsurance, paragraphs 67 and 68 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $91 million and $88 million at December 31, 2019 and 2018.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2019, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2020 that would not be subject to the Department’s prior approval is $1,078 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $1,065 million in 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2019 (1)	2018	2019 (1)	2018	2017
Combined Continental Casualty Companies	$10,787	$10,411	$1,062	$1,405	$1,029
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
The statutory capital and surplus presented above for CCC was approximately 291% and 266% of company action level RBC as of December 31, 2019 and 2018. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	(13)	957	(89)	39	894
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $3, $(1), $8, $- and $10	(12)	8	(31)	—	(35)
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(255), $15, $- and $(240)	(1)	949	(58)	39	929
Balance as of December 31, 2019	$15	$1,010	$(833)	$(141)	$51

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2018, as previously reported	$25	$750	$(645)	$(98)	$32
Cumulative effect adjustment from accounting change for adoption of ASU 2018-02	5	137	(130)	—	12
Cumulative effect adjustment from accounting change for adoption of ASU 2016-01 net of tax (expenses) benefit of $-, $8, $-, $- and $8	—	(28)	—	—	(28)
Balance as of January 1, 2018	30	859	(775)	(98)	16
Other comprehensive income (loss) before reclassifications	(7)	(801)	(32)	(82)	(922)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(2), $2, $8, $- and $8	7	(3)	(32)	—	(28)
Other comprehensive income (loss) net of tax (expense) benefit of $4, $211, $1, $- and $216	(14)	(798)	—	(82)	(894)
Balance as of December 31, 2018	$16	$61	$(775)	$(180)	$(878)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with OTTI losses	Net investment gains (losses)
Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

Note O. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The International segment underwrites property and casualty coverages on a global basis through two insurance companies based in the United Kingdom (U.K.) and Luxembourg, a branch operation in Canada as well as through our Lloyd's syndicate.
The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of the long term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re and A&EP.
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
Approximately 8.8%, 9.3% and 7.7% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2019, 2018 and 2017.
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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of i) net investment gains (losses), ii) income or loss from discontinued operations, iii) any cumulative effects of changes in accounting guidance and iv) deferred tax asset and liability remeasurement as a result of an enacted U.S. Federal tax rate change. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not reflective of our primary operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,848	$3,315	$971	$523	$1	$(2)	$7,656
Operating revenues
Net earned premiums	$2,773	$3,162	$974	$520	$1	$(2)	$7,428
Net investment income	556	654	63	820	25	—	2,118
Non-insurance warranty revenue	1,161	—	—	—	—	—	1,161
Other revenues	1	29	—	—	6	(5)	31
Total operating revenues	4,491	3,845	1,037	1,340	32	(7)	10,738
Claims, benefits and expenses
Net incurred claims and benefits	1,595	2,130	624	1,416	18	—	5,783
Policyholders’ dividends	5	18	—	—	—	—	23
Amortization of deferred acquisition costs	610	537	236	—	—	—	1,383
Non-insurance warranty expense	1,082	—	—	—	—	—	1,082
Other insurance related expenses	292	505	130	115	(2)	(2)	1,038
Other expenses	48	32	8	8	144	(5)	235
Total claims, benefits and expenses	3,632	3,222	998	1,539	160	(7)	9,544
Core income (loss) before income tax	859	623	39	(199)	(128)	—	1,194
Income tax (expense) benefit on core income (loss)	(188)	(134)	(9)	90	26	—	(215)
Core income (loss)	$671	$489	$30	$(109)	$(102)	$—	979
Net investment gains (losses)							29
Income tax (expense) benefit on net investment gains (losses)							(8)
Net investment gains (losses), after tax							21
Net income							$1,000

December 31, 2019
(In millions)
Reinsurance receivables	$575	$855	$247	$385	$2,142	$—	$4,204
Insurance receivables	971	1,210	284	16	—	—	2,481
Deferred acquisition costs	311	257	94	—	—	—	662
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,840	—	—	—	—	—	2,840
Insurance reserves
Claim and claim adjustment expenses	5,238	8,656	1,876	3,716	2,234	—	21,720
Unearned premiums	2,337	1,626	495	125	—	—	4,583
Future policy benefits	—	—	—	12,311	—	—	12,311
Deferred non-insurance warranty revenue	3,779	—	—	—	—	—	3,779

Year ended December 31, 2018	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,744	$3,060	$1,018	$524	$—	$(1)	$7,345
Operating revenues
Net earned premiums	$2,732	$3,050	$1,001	$530	$—	$(1)	$7,312
Net investment income	439	500	57	801	20	—	1,817
Non-insurance warranty revenue	1,007	—	—	—	—	—	1,007
Other revenues	2	28	1	2	19	(2)	50
Total operating revenues	4,180	3,578	1,059	1,333	39	(3)	10,186
Claims, benefits and expenses
Net incurred claims and benefits	1,526	2,053	699	1,218	51	—	5,547
Policyholders’ dividends	5	20	—	—	—	—	25
Amortization of deferred acquisition costs	599	505	231	—	—	—	1,335
Non-insurance warranty expense	923	—	—	—	—	—	923
Other insurance related expenses	279	505	135	122	(1)	(1)	1,039
Other expenses	46	43	14	7	193	(2)	301
Total claims, benefits and expenses	3,378	3,126	1,079	1,347	243	(3)	9,170
Core income (loss) before income tax	802	452	(20)	(14)	(204)	—	1,016
Income tax (expense) benefit on core income (loss)	(173)	(95)	1	57	39	—	(171)
Core income (loss)	$629	$357	$(19)	$43	$(165)	$—	845
Net investment gains (losses)							(52)
Income tax (expense) benefit on net investment gains (losses)							14
Net investment gains (losses), after tax							(38)
Net deferred tax asset remeasurement							6
Net income							$813

December 31, 2018
(In millions)
Reinsurance receivables	$649	$795	$250	$414	$2,347	$—	$4,455
Insurance receivables	947	1,277	284	9	(152)	—	2,365
Deferred acquisition costs	308	230	95	—	—	—	633
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,513	—	—	—	—	—	2,513
Insurance reserves
Claim and claim adjustment expenses	5,465	8,743	1,750	3,601	2,425	—	21,984
Unearned premiums	2,132	1,454	475	122	—	—	4,183
Future policy benefits	—	—	—	10,597	—	—	10,597
Deferred non-insurance warranty revenue	3,402	—	—	—	—	—	3,402

Year ended December 31, 2017	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$2,731	$2,922	$881	$536	$—	$(1)	$7,069
Operating revenues
Net earned premiums	$2,712	$2,881	$857	$539	$—	$(1)	$6,988
Net investment income	522	658	52	782	20	—	2,034
Non-insurance warranty revenue	390	—	—	—	—	—	390
Other revenues	1	32	—	2	2	—	37
Total operating revenues	3,625	3,571	909	1,323	22	(1)	9,449
Claims, benefits and expenses
Net incurred claims and benefits	1,533	1,930	575	1,269	(19)	—	5,288
Policyholders’ dividends	4	18	—	—	—	—	22
Amortization of deferred acquisition costs	590	481	162	—	—	—	1,233
Non-insurance warranty expense	299	—	—	—	—	—	299
Other insurance related expenses	279	530	162	129	(1)	(1)	1,098
Other expenses	43	57	(7)	7	192	—	292
Total claims, benefits and expenses	2,748	3,016	892	1,405	172	(1)	8,232
Core income (loss) before income tax	877	555	17	(82)	(150)	—	1,217
Income tax (expense) benefit on core income (loss)	(295)	(186)	(9)	132	60	—	(298)
Core income (loss)	$582	$369	$8	$50	$(90)	$—	919
Net investment gains (losses)							93
Income tax (expense) benefit on net investment gains (losses)							(30)
Net investment gains (losses), after tax							63
Net deferred tax asset remeasurement							(83)
Net income							$899

The following table presents operating revenue by line of business for each reportable segment.

Years ended December 31
(In millions)	2019	2018	2017
Specialty
Management & Professional Liability	$2,572	$2,440	$2,533
Surety	596	571	541
Warranty & Alternative Risks (1)	1,323	1,169	551
Specialty revenues	4,491	4,180	3,625
Commercial
Middle Market	2,249	2,045	1,965
Small Business	469	472	480
Other Commercial Insurance	1,127	1,061	1,126
Commercial revenues	3,845	3,578	3,571
International
Canada	277	255	224
Europe	363	363	326
Hardy	397	441	359
International revenues	1,037	1,059	909
Life & Group revenues	1,340	1,333	1,323
Corporate & Other revenues	32	39	22
Eliminations	(7)	(3)	(1)
Total operating revenues	10,738	10,186	9,449
Net investment gains (losses)	29	(52)	93
Total revenues	$10,767	$10,134	$9,542

(1)
As of January 1, 2018, the Company adopted ASU 2014-09 Revenue Recognition (Topic 606): Revenue from Contracts with Customers. See Note A to the Consolidated Financial Statements for additional information.

Note P. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data.

2019
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,695	$2,610	$2,685	$2,777	$10,767
Net income (loss) (1)	342	278	107	273	1,000
Basic earnings (loss) per share (3)	1.26	1.03	0.39	1.00	3.68
Diluted earnings (loss) per share (3)	$1.25	$1.02	$0.39	$1.00	$3.67

2018
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,535	$2,574	$2,622	$2,403	$10,134
Net income (loss) (2)	291	270	336	(84)	813
Basic earnings (loss) per share (3)	1.07	0.99	1.24	(0.31)	2.99
Diluted earnings (loss) per share (3)	$1.07	$0.99	$1.23	$(0.31)	$2.98

(1)	Net income (loss) in the third quarter of 2019 included a $170 million charge related to recognition of an active life reserve premium deficiency as a result of the third quarter 2019 GPV.

(2)
Net income (loss) in the fourth quarter of 2018 included a loss on limited partnership and common stock investments of $109 million and catastrophe losses, net of reinsurance, of $107 million related to Hurricane Michael and the California wildfires.

(3)
Earnings (loss) per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters EPS may not equal the full year EPS.

Note Q. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $44 million, $43 million and $43 million for the years ended December 31, 2019, 2018 and 2017. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $21 million and $23 million as of December 31, 2019 and 2018. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million and less than $1 million for the years ended December 31, 2019 and 2018. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related receivable from Loews, included in Other assets, was $21 million and $8 million as of December 31, 2019 and 2018. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2019, 2018 and 2017 were $2 million.

Note R. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $3.8 billion and $3.4 billion reported in Deferred non-insurance warranty revenue as of December 31, 2019 and 2018. The increase in the deferred revenue balance for the year ended December 31, 2019 was primarily driven by deferrals outpacing revenue recognized in the period due to growth in the business. For the year ended December 31, 2019, the Company recognized $971 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the year ended December 31, 2018, the Company recognized $834 million of revenues that were included in the deferred revenue balance as of January 1, 2018. For the years ended December 31, 2019 and 2018, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.1 billion of the deferred revenue in 2020, $882 million in 2021, $674 million in 2022 and $1.1 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For the years ended December 31, 2019 and 2018, capitalized commission costs were $2.8 billion and $2.5 billion and capitalized administrator service costs were $31 million and $24 million. For the years ended December 31, 2019 and 2018, the amount of amortization of capitalized costs were $813 million and $673 million and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2019 and 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, the Company changed its method of accounting for recognition and measurement of equity securities in 2018.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Claim and claim adjustment expense reserves - Property & Casualty - Refer to Notes A and E to the consolidated financial statements.
Critical Audit Matter Description
The estimation of property and casualty claim and claim adjustment expense reserves (“P&C claim and claim adjustment expense reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating P&C claim and claim adjustment expense reserves is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Modest changes in judgments and assumptions can materially impact the valuation of these liabilities, particularly for claims with longer-tailed exposures such as workers’ compensation, general liability and professional liability claims.
Given the significant judgments made by management in estimating P&C claim and claim adjustment expense reserves, auditing P&C claim and claim adjustment expense reserves required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to P&C claim and claim adjustment expense reserves included the following, among others:

•
We tested the effectiveness of controls related to the determination of P&C claim and claim adjustment expense reserves, including those controls related to the estimation of and management’s review of P&C claim and claim adjustment expense reserves.

•	We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•	With the assistance of our actuarial specialists:

◦	We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared our estimates to the recorded reserves.

◦
We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.

Future policy benefit reserves - Long Term Care - Refer to Notes A and E to the consolidated financial statements.
Critical Audit Matter Description
The estimation of long term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity, persistency (inclusive of mortality), discount rate and future premium rate increases.
A gross premium valuation (“GPV”) is performed annually to assess the adequacy of the LTC future policy benefit reserves. The actuarial assumptions underlying the recorded LTC future policy benefit reserves are “locked-in” absent an indicated premium deficiency. If the GPV indicates the recorded LTC future policy benefit reserves are not adequate (i.e. a premium deficiency exists), the assumptions are “unlocked” and the recorded LTC future policy benefit reserves are increased to eliminate the premium deficiency.
Estimating future experience for long term care policies is subject to significant estimation risk because the required projection period spans several decades. Morbidity and persistency experience can be volatile while discount rates and premium rate increases can be difficult to predict. Modest changes in each of these assumptions can materially impact the valuation of these liabilities.
Given the significant judgments made by management in estimating LTC future policy benefit reserves, auditing LTC future policy benefit reserves required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to LTC future policy benefit reserves included the following, among others:

•
We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves.

•
We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

•	With the assistance of our actuarial specialists:

◦	We independently recalculated a sample of LTC future policy benefit reserves and compared our estimates to the recorded reserves.

◦	We evaluated the key assumptions applied in the GPV analysis, including comparing those assumptions to the Company’s historical experience, underlying investment portfolio yield and market data.

◦
We assessed the Company’s projection of future cash flows to evaluate the reasonableness of the 2019 charge related to unlocking LTC future policy benefit reserves to recognize a premium deficiency as a result of the most recently completed GPV.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 11, 2020
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2019, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 131.

CNA Financial Corporation
Chicago, Illinois
February 11, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2019, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2019. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer	61	2016
Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016. President of Commercial and Specialty Lines of the Chubb Group of Insurance Companies and Executive Vice President of Chubb Limited from 2013 through November 2015.

James M. Anderson	Executive Vice President & Chief Financial Officer	47	2018
Executive Vice President and Chief Financial Officer of CNA Financial Corporation since August 2018.  Senior Vice President, Financial Planning & Analysis of the CNA insurance companies from 2012 to August 2018.

Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	42	2018
Executive Vice President and Chief Human Resources Officer of CNA insurance companies since February 2018. Senior Vice President, Chief Human Resources Officer of CNA insurance companies from September 2015 through February 2018. Vice President, Human Resources of CNA insurance companies from September 2010 through September 2015.

David Brosnan	Chief Executive, CNA Hardy, & Executive Vice President, CNA	57	2015	Chief Executive of CNA Hardy since August 2014 and Chief Executive of Hardy since February 2014. Senior Vice President, Commercial from May 2013 through February 2014.
Michael A. Costonis	Executive Vice President & Chief Operations Officer	49	2018
Executive Vice President & Chief Operations Officer of the CNA insurance companies since September 2018. Global Insurance Industry Practice Leader and Senior Managing Director at Accenture from 2014 through September 2018. Managing Director at Accenture from 2002 to 2014.

Jose Ramon Gonzalez	Executive Vice President & General Counsel	52	2019
Executive Vice President and General Counsel of CNA Financial Corporation since July 2019. Chief Legal Officer, QBE North America from April 2014 through July 2019. Global General Counsel and Corporate Secretary, Torus from March 2011 through April 2014.

Larry A. Haefner	Executive Vice President & Chief Actuary	63	2008	Executive Vice President & Chief Actuary of the CNA insurance companies.
Kevin Leidwinger	President & Chief Operating Officer, CNA Commercial	56	2015	President and Chief Operating Officer, Commercial of the CNA insurance companies since June 2015. Global Casualty Manager for Chubb Commercial Insurance from April 2013 to June 2015.
Albert J. Miralles	President of CNA Warranty	50	2014
President of CNA Warranty since October 2019. Executive Vice President and Chief Risk Officer of the CNA insurance companies from January 2018 to October 2019. President, Long Term Care of the CNA insurance companies from March 2014 through January 2018. Senior Vice President and Treasurer of the CNA insurance companies from 2011 to March 2014.

Kevin G. Smith	President & Chief Operating Officer, CNA Specialty	55	2017
President and Chief Operating Officer for Specialty of CNA insurance companies since May 2017. Executive Vice President, Chubb from May 2016 through May 2017. Senior Vice President, Chicago Regional Branch Manager, Chubb from July 2008 through May 2016.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Douglas M. Worman	Executive Vice President & Chief Underwriting Officer	52	2017
Executive Vice President and Chief Underwriting Officer of CNA insurance companies since March 2017. Chief Executive Officer, U.S. Insurance, ENH Insurance Company from November 2013 through July 2016.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2019	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,651,958	$45.49	2,311,148
Equity compensation plans not approved by security holders	—	—	—
Total	2,651,958	$45.49	2,311,148
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	**

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities	4.2

(10)	Material contracts:

	Amended and Restated Credit Agreement, dated December 19, 2019, among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association (Exhibit 10.1 to December 19, 2019 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	**

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Exhibit A to Form DEF 14A, filed April 2, 2010, incorporated herein by reference)	10.4	+

	First Amendment to the CNA Financial Corporation Incentive Compensation Plan, effective as of April 27, 2016 (Exhibit 10.4.1 to 2016 Form 10-K incorporated herein by reference)	10.4.1	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Non-Qualified Savings Plan (formerly known as the CNA Supplemental Executive Savings and Capital Accumulation Plan), restated as of January 1, 2014 (Exhibit 10.6 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6	+

	First Amendment to the CNA Non-Qualified Savings Plan, dated May 28, 2015 (Exhibit 10.6.1 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Non-Qualified Savings Plan, dated July 22, 2015 (Exhibit 10.6.2 to September 30, 2015 Form 10-Q incorporated herein by reference)	10.6.2	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	Employment Agreement, dated November 13, 2015, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed November 16, 2015 incorporated herein by reference)	10.11	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.13

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.18

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income (Loss)

Years ended December 31
(In millions)	2019	2018	2017
Revenues
Net investment income	$13	$10	$6
Net investment losses	(21)	—	(42)
Total revenues	(8)	10	(36)
Expenses
Administrative and general	1	1	2
Interest	131	135	152
Total expenses	132	136	154
Loss from operations before income taxes and equity in net income of subsidiaries	(140)	(126)	(190)
Income tax benefit	21	9	57
Loss before equity in net income of subsidiaries	(119)	(117)	(133)
Equity in net income of subsidiaries	1,119	930	1,032
Net income	1,000	813	899
Equity in other comprehensive income (loss) of subsidiaries	929	(894)	205
Total comprehensive income (loss)	$1,929	$(81)	$1,104

See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2019	2018
Assets
Investment in subsidiaries	$14,412	$13,427
Cash	1	1
Short term investments	521	519
Amounts due from affiliates	2	2
Other assets	1	—
Total assets	$14,937	$13,949
Liabilities
Long term debt	$2,679	$2,680
Other liabilities	43	52
Total liabilities	2,722	2,732
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,412,591 and 271,456,978 shares outstanding)	683	683
Additional paid-in capital	2,203	2,192
Retained earnings	9,348	9,277
Accumulated other comprehensive income (loss)	51	(878)
Treasury stock (1,627,652 and 1,583,265 shares), at cost	(70)	(57)
Total stockholders' equity	12,215	11,217
Total liabilities and stockholders' equity	$14,937	$13,949

See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$1,000	$813	$899
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(1,119)	(930)	(1,032)
Dividends received from subsidiaries	1,065	1,026	955
Net investment losses	21	—	42
Other, net	13	16	36
Net cash flows provided by operating activities	980	925	900
Cash Flows from Investing Activities
Change in short term investments	10	130	(146)
Capital contributions to subsidiaries	(2)	(2)	—
Other, net	—	—	—
Net cash flows provided (used) by investing activities	8	128	(146)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(929)	(896)	(842)
Proceeds from the issuance of debt	496	—	496
Repayment of debt	(520)	(150)	(391)
Purchase of Treasury Stock	(23)	—	—
Other, net	(12)	(7)	(17)
Net cash flows used by financing activities	(988)	(1,053)	(754)
Net change in cash	—	—	—
Cash, beginning of year	1	1	1
Cash, end of year	$1	$1	$1

See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 89% of the outstanding common stock of CNAF as of December 31, 2019.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2019
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$71	$(6)	$—	$(8)	$57
Year ended December 31, 2018
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$73	$4	$—	$(6)	$71
Year ended December 31, 2017
Deducted from assets:
Allowance for doubtful accounts:
Insurance and reinsurance receivables	$83	$(1)	$—	$(9)	$73

(1)    Amount includes effects of foreign currency translation.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2019	2018	2017
Balance Sheet Data
Deferred acquisition costs	$662	$633
Reserves for unpaid claim and claim adjustment expenses	21,720	21,984
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 7.6%)	1,321	1,388
Unearned premiums	4,583	4,183
Statement of Operations Data
Net written premiums	$7,656	$7,345	$7,069
Net earned premiums	7,428	7,312	6,988
Net investment income	2,063	1,751	1,992
Incurred claim and claim adjustment expenses related to current year	5,356	5,358	5,201
Incurred claim and claim adjustment expenses related to prior years	(127)	(179)	(381)
Amortization of deferred acquisition costs	1,383	1,335	1,233
Paid claim and claim adjustment expenses	5,576	5,331	5,341

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 11, 2020	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 11, 2020	By	/s/ James M. Anderson
James M. Anderson Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 11, 2020	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 11, 2020	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 11, 2020	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 11, 2020	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 11, 2020	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 11, 2020	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 11, 2020	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 11, 2020	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 11, 2020	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 11, 2020	By	/s/ Jane Wang
(Jane Wang, Director)

Dated: February 11, 2020	By	/s/ Marvin Zonis
(Marvin Zonis, Director)