Form 10-Q
period 2020-03-31
CNA FINANCIAL CORP
filed 2020-05-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, 271,376,098 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2020	2019
Revenues
Net earned premiums	$1,869	$1,803
Net investment income	329	571
Net investment (losses) gains	(216)	31
Non-insurance warranty revenue	301	281
Other revenues	8	9
Total revenues	2,291	2,695
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,425	1,357
Amortization of deferred acquisition costs	344	342
Non-insurance warranty expense	281	260
Other operating expenses	299	283
Interest	31	34
Total claims, benefits and expenses	2,380	2,276
(Loss) income before income tax	(89)	419
Income tax benefit (expense)	28	(77)
Net (loss) income	$(61)	$342

Basic (loss) earnings per share	$(0.23)	$1.26

Diluted (loss) earnings per share	$(0.23)	$1.25

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.5	271.6
Diluted	271.5	272.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three months ended March 31
(In millions)	2020	2019
Comprehensive (Loss) Income
Net (loss) income	$(61)	$342
Other Comprehensive (Loss) Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(11)	—
Net unrealized gains and losses on other investments	(1,044)	530
Net unrealized gains and losses on investments	(1,055)	530
Foreign currency translation adjustment	(77)	17
Pension and postretirement benefits	11	7
Other comprehensive (loss) income, net of tax	(1,121)	554
Total comprehensive (loss) income	$(1,182)	$896
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,034 and $38,126, less allowance for credit loss of $49 and $-)	$40,098	$42,207
Equity securities at fair value (cost of $936 and $820)	799	865
Limited partnership investments	1,509	1,752
Other invested assets	63	65
Mortgage loans (less allowance for uncollectible receivables of $20 and $-)	1,021	994
Short term investments	596	1,861
Total investments	44,086	47,744
Cash	857	242
Reinsurance receivables (less allowance for uncollectible receivables of $23 and $25)	4,328	4,179
Insurance receivables (less allowance for uncollectible receivables of $30 and $32)	2,502	2,449
Accrued investment income	402	395
Deferred acquisition costs	683	662
Deferred income taxes	518	199
Property and equipment at cost (less accumulated depreciation of $224 and $215)	271	282
Goodwill	145	147
Deferred non-insurance warranty acquisition expense	2,905	2,840
Other assets (includes $15 and $21 due from Loews Corporation)	1,708	1,473
Total assets	$58,405	$60,612
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$21,872	$21,720
Unearned premiums	4,745	4,583
Future policy benefits	11,734	12,311
Long term debt	2,680	2,679
Deferred non-insurance warranty revenue	3,848	3,779
Other liabilities (includes $7 and $21 due to Loews Corporation)	3,164	3,325
Total liabilities	48,043	48,397
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,370,988 and 271,412,591 shares outstanding)	683	683
Additional paid-in capital	2,187	2,203
Retained earnings	8,634	9,348
Accumulated other comprehensive (loss) income	(1,070)	51
Treasury stock (1,669,255 and 1,627,652 shares), at cost	(72)	(70)
Total stockholders’ equity	10,362	12,215
Total liabilities and stockholders' equity	$58,405	$60,612
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(61)	$342
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(37)	32
Trading portfolio activity	7	(3)
Net investment losses (gains)	216	(31)
Equity method investees	98	14
Net amortization of investments	(15)	(25)
Depreciation and amortization	16	19
Changes in:
Receivables, net	(229)	44
Accrued investment income	(8)	(15)
Deferred acquisition costs	(27)	(30)
Insurance reserves	510	57
Other, net	(258)	(117)
Net cash flows provided by operating activities	212	287
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	823	2,259
Fixed maturity securities - maturities, calls and redemptions	799	576
Equity securities	98	64
Limited partnerships	204	186
Mortgage loans	15	35
Purchases:
Fixed maturity securities	(1,818)	(2,447)
Equity securities	(220)	(36)
Limited partnerships	(32)	(114)
Mortgage loans	(61)	(59)
Change in other investments	(6)	(6)
Change in short term investments	1,267	(177)
Purchases of property and equipment	(3)	(8)
Other, net	21	16
Net cash flows provided by investing activities	1,087	289
Cash Flows from Financing Activities
Dividends paid to common stockholders	(649)	(643)
Purchase of treasury stock	(18)	(14)
Other, net	(8)	(8)
Net cash flows used by financing activities	(675)	(665)
Effect of foreign exchange rate changes on cash	(9)	2
Net change in cash	615	(87)
Cash, beginning of year	242	310
Cash, end of period	$857	$223
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2020	2019
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,203	2,192
Stock-based compensation	(16)	(8)
Balance, end of period	2,187	2,184
Retained Earnings
Balance, beginning of period, as previously reported	9,348	9,277
Cumulative effect adjustments from changes in accounting guidance, net of tax	(5)	—
Balance, beginning of period, as adjusted	9,343	9,277
Dividends to common stockholders ($2.37 and $2.35 per share)	(648)	(643)
Net (loss) income	(61)	342
Balance, end of period	8,634	8,976
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	51	(878)
Other comprehensive (loss) income	(1,121)	554
Balance, end of period	(1,070)	(324)
Treasury Stock
Balance, beginning of period	(70)	(57)
Stock-based compensation	16	7
Purchase of treasury stock	(18)	(14)
Balance, end of period	(72)	(64)
Total stockholders' equity	$10,362	$11,455
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89% of the outstanding common stock of CNAF as of March 31, 2020.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Standards Updates (ASU)
ASU 2016-13: In June 2016 the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through the Company’s results of operations. For financial assets measured at cost, the expected credit loss model requires immediate recognition of estimated credit losses over the life of the asset and presentation of the asset at the net amount expected to be collected. This new guidance applies to mortgage loan investments, reinsurance and insurance receivables and other financing receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment (OTTI) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write-down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where the Company has an intent to sell, impairment will continue to result in a write-down of amortized cost.
On January 1, 2020, the Company adopted the updated guidance using a modified retrospective method with a cumulative effect adjustment recorded to beginning Retained earnings. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity securities that were purchased with credit deterioration (PCD assets) or have recognized an OTTI write-down prior to the effective date. The cumulative effect of the accounting change resulted in a $5 million decrease in Retained earnings, with a corresponding $7 million allowance for credit losses recorded for Mortgage loans partially offset by a $2 million tax impact.

The allowance for uncollectible insurance and reinsurance receivables was unchanged as a result of adopting the new guidance. At adoption, an allowance for credit losses of $6 million was established for available-for-sale fixed maturity securities that were PCD assets, with a corresponding increase to amortized cost, resulting in no adjustment to the carrying value of the securities. Below is a summary of the significant accounting policies impacted by the adoption of ASU 2016-13.
The allowance for credit losses is a valuation account that is reported as a reduction of a financial asset’s cost basis and is measured on a pool basis when similar risk characteristics exist. Management estimates the allowance using relevant available information from both internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses and adjustments may be made to reflect current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for any additional factors that come to the Company’s attention. This could include significant shifts in counterparty financial strength ratings, aging of past due receivables, amounts sent to collection agencies, or other underlying portfolio changes. Amounts are considered past due when payments have not been received according to contractual terms. The Company also considers current and forecast economic conditions, using a variety of economic metrics and forecast indices. The sensitivity of expected credit losses relative to changes to these forecast economic conditions can vary by financial asset class. The Company considers a reasonable and supportable forecast period to be up to 24 months from the balance sheet date. After the forecast period, the Company reverts to historical credit experience. The Company uses collateral arrangements such as letters of credit and amounts held in beneficiary trusts to mitigate credit risk, which are considered in the estimate of net amount expected to be collected.
The Company has made a policy election to present accrued interest balances separately from the amortized cost basis of assets and has elected the practical expedient to exclude the accrued interest from the tabular disclosures for mortgage loans and available-for-sale securities. The Company has elected not to estimate an allowance for credit losses on accrued interest receivable. The accrual of interest income is discontinued and the asset is placed on nonaccrual status in the quarter that payment becomes delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are expected. Interest receivable is presented as a component of accrued investment income on the Condensed Consolidated Balance Sheet.
See Note C and Note K to the Condensed Consolidated Financial Statements for additional information regarding credit losses.
Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2021, and the Company will adopt it on January 1, 2022. The guidance requires restatement of prior periods presented. The Company is currently evaluating the method of adoption and the effect the updated guidance will have on its financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows will be unchanged.

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
For the three months ended March 31, 2020, approximately 1,015 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were excluded from the calculation of diluted loss per share because the effect would have been antidilutive due to the net loss position of the Company. For the three months ended March 31, 2019, approximately 971 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the three months ended March 31, 2019 there were no antidilutive shares.
The Company repurchased 435,376 and 317,508 shares of CNAF common stock at an aggregate cost of $18 million and $14 million during the three months ended March 31, 2020 and 2019.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2020	2019
Fixed maturity securities	$438	$455
Equity securities	(44)	30
Limited partnership investments	(70)	76
Mortgage loans	14	12
Short term investments	7	10
Trading portfolio	1	2
Other	—	2
Gross investment income	346	587
Investment expense	(17)	(16)
Net investment income	$329	$571

During the three months ended March 31, 2020 and 2019, $(45) million and $17 million of Net investment income was recognized due to the change in fair value of common stock still held as of March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, $(2) million and less than $1 million of Net investment income was recognized due to the change in fair value of trading securities still held as of March 31, 2020 and 2019.
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2020	2019
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$29	$36
Gross losses	(104)	(42)
Net investment gains (losses) on fixed maturity securities	(75)	(6)
Equity securities	(133)	42
Derivatives	5	(5)
Mortgage loans	(13)	—
Short term investments and other	—	—
Net investment gains (losses)	$(216)	$31

During the three months ended March 31, 2020 and 2019, $(133) million of losses and $42 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2020 and 2019.
For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded. Examples of such evidence may include the financial condition and near term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions and industry, sector or other specific factors and whether it is likely that the Company will recover its amortized cost through the collection of cash flows. Changes in the allowance are presented as a component of Net investment gains (losses) on the Condensed Consolidated Statements of Operations.

The following table presents the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets for the three months ended March 31, 2020. Accrued interest receivable on available-for-sale fixed maturity securities totaled $390 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

Three months ended March 31
(in millions)	Corporate and other bonds
Allowance for credit losses:
Beginning balance	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6
For securities for which credit losses were not previously recorded	48
For available-for-sale securities accounted for as PCD assets	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	5
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—
Ending balance as of March 31, 2020	$49

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three Months ended March 31
(In millions)	2020	2019
Fixed maturity securities available-for-sale:
Corporate and other bonds	$91	$6
Asset-backed	1	8
Impairment losses recognized in earnings	$92	$14

The following tables present a summary of fixed maturity securities.

March 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,181	$1,419	$817	$49	$20,734
States, municipalities and political subdivisions	8,957	1,536	2	—	10,491
Asset-backed:
Residential mortgage-backed	4,198	207	8	—	4,397
Commercial mortgage-backed	2,207	36	153	—	2,090
Other asset-backed	1,868	9	133	—	1,744
Total asset-backed	8,273	252	294	—	8,231
U.S. Treasury and obligations of government-sponsored enterprises	147	8	—	—	155
Foreign government	452	15	4	—	463
Redeemable preferred stock	9	—	—	—	9
Total fixed maturity securities available-for-sale	38,019	3,230	1,117	49	40,083
Total fixed maturity securities trading	15	—	—	—	15
Total fixed maturity securities	$38,034	$3,230	$1,117	$49	$40,098
(1) As of January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Unrealized OTTI Losses (Gains) column that tracked subsequent valuation changes on securities for which a credit loss had previously been recorded has been replaced with the Allowance for Credit Losses column.

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

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2020 and December 31, 2019, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,700 million and $2,198 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7,036	$804	$44	$13	$7,080	$817
States, municipalities and political subdivisions	82	2	—	—	82	2
Asset-backed:
Residential mortgage-backed	166	7	22	1	188	8
Commercial mortgage-backed	1,185	151	12	2	1,197	153
Other asset-backed	1,510	131	9	2	1,519	133
Total asset-backed	2,861	289	43	5	2,904	294
U.S. Treasury and obligations of government-sponsored enterprises	2	—	—	—	2	—
Foreign government	76	4	—	—	76	4
Redeemable preferred stock	9	—	—	—	9	—
Total	$10,066	$1,099	$87	$18	$10,153	$1,117

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34	—	—	—	34	—
Asset-backed:
Residential mortgage-backed	249	1	30	—	279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2	—	64	2
Foreign government	59	1	1	—	60	1
Total	$2,148	$31	$272	$14	$2,420	$45

The following tables present the estimated fair value and gross unrealized losses of available-for-sale Corporate and other bonds in a gross unrealized loss position at March 31, 2020 across industry sectors and by rating distributions.

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Corporate and other bonds:
Basic Materials	$727	$78
Communications	349	27
Consumer, cyclical - Other	390	56
Consumer, non-cyclical - Other	401	27
Energy - Oil & Gas	575	191
Energy - Pipelines	523	112
Entertainment	148	23
Financial - Other	1,711	89
Financial - Real Estate/REITS	599	45
Industrial	468	55
Retail	150	18
Technology	290	30
Transportation	73	5
Travel & Related	269	37
Utilities	407	24
Total Corporate and other bonds	$7,080	$817

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Corporate and other bonds:
AAA	$8	$—
AA	134	4
A	608	17
BBB	4,987	516
Below investment grade	1,343	280
Total Corporate and other bonds	$7,080	$817

The following tables present the estimated fair value and gross unrealized losses of available-for-sale Commercial mortgage-backed securities in a gross unrealized loss position at March 31, 2020 by property type and by rating distributions.

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Commercial mortgage-backed:
Conduits (multi property, multi borrower pools)	$211	$11
Single asset, single borrower	986	142
Total Commercial mortgage-backed	$1,197	$153

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Commercial mortgage-backed:
US Government, Government agencies and Government sponsored enterprises	$1	$—
AAA	60	1
AA	245	17
A	214	22
BBB	484	78
Below investment grade	193	35
Total Commercial mortgage-backed	$1,197	$153
The following tables present the estimated fair value and gross unrealized losses of available-for-sale Other asset-backed securities in a gross unrealized loss position at March 31, 2020 by underlying collateral and by rating distributions.

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Other asset-backed:
Auto	$290	$6
Collateralized loan obligations	418	60
Franchise	414	39
Other	397	28
Total Other asset-backed	$1,519	$133

March 31, 2020	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Other asset-backed:
AAA	$49	$1
AA	83	2
A	821	74
BBB	566	56
Below investment grade	—	—
Total Other asset-backed	$1,519	$133

Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2020 gross unrealized loss position tables above are not indicative of the ultimate collectibility of the current amortized cost of the securities. Rather, the Company believes the gross unrealized losses are attributable primarily to widening credit spreads over risk free rates beyond historic norms, as a result of market uncertainties stemming from the COVID-19 pandemic, as well as supply shocks in the energy sector coupled with demand shocks in multiple sectors from the COVID-19 pandemic, that originated during the first quarter of 2020. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2020.
Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2020		December 31, 2019
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,331	$1,325	$1,334	$1,356
Due after one year through five years	11,554	11,812	9,746	10,186
Due after five years through ten years	13,078	13,069	14,892	15,931
Due after ten years	12,056	13,877	12,134	14,714
Total	$38,019	$40,083	$38,106	$42,187

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $196 million and $182 million as of March 31, 2020 and December 31, 2019 and a fair value of $(1) million and $(7) million as of March 31, 2020 and December 31, 2019. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to privately placed debt securities. As of March 31, 2020, the Company had commitments to purchase or fund approximately $1,025 million and sell approximately $85 million under the terms of these investments.
Mortgage Loans
The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). The DSCR compares a property’s net operating income to its debt service payments, including principal and interest. The LTV ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. The pools developed to measure the credit loss allowance use increments of DSCR and LTV to draw distinctions between risk levels. Changes in the allowance for mortgage loans are presented as a component of Net investment gains (losses) on the Condensed Consolidated Statements of Operations. The Company has adjusted the historical loss rate applied to mortgage loans over the forecast period to reflect higher expected credit losses based on observable economic forecasts, which increased the allowance by $13 million for the period ended March 31, 2020.

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination as of March 31, 2020:

	Mortgage Loans Amortized Cost Basis by Origination Year (1)
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$60	$32	$19	$92	$41	$130	$374
LTV 55% to 65%	—	32	29	55	4	—	120
LTV greater than 65%	—	5	—	—	—	—	5
DSCR 1.2x - 1.6x
LTV less than 55%	—	33	10	13	16	126	198
LTV 55% to 65%	—	73	32	32	—	—	137
LTV greater than 65%	—	85	—	—	—	—	85
DSCR ≤1.2
LTV less than 55%	—	1	11	27	—	9	48
LTV 55% to 65%	—	14	14	—	—	—	28
LTV greater than 65%	—	22	—	—	24	—	46
Total	$60	$297	$115	$219	$85	$265	$1,041

(1)
The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of March 31, 2020, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses. There were no loans that were past due or placed in nonaccrual status as of March 31, 2020. No interest income was written off for the period ended March 31, 2020.

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

March 31, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$175	$20,705	$496	$21,376
States, municipalities and political subdivisions	—	10,491	—	10,491
Asset-backed	—	8,034	197	8,231
Total fixed maturity securities	175	39,230	693	40,098
Equity securities:
Common stock	187	—	4	191
Non-redeemable preferred stock	59	538	11	608
Total equity securities	246	538	15	799
Short term and other	135	365	—	500
Total assets	$556	$40,133	$708	$41,397
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$175	$22,085	$468	$22,728
States, municipalities and political subdivisions	—	10,652	—	10,652
Asset-backed	—	8,662	165	8,827
Total fixed maturity securities	175	41,399	633	42,207
Equity securities:
Common stock	135	—	7	142
Non-redeemable preferred stock	54	658	11	723
Total equity securities	189	658	18	865
Short term and other	397	1,344	—	1,741
Total assets	$761	$43,401	$651	$44,813
Liabilities
Other liabilities	$—	$7	$—	$7
Total liabilities	$—	$7	$—	$7

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Net investment income	—	—	—	(3)	(3)
Reported in Other comprehensive income (loss)	(37)	—	(9)	—	(46)
Total realized and unrealized investment gains (losses)	(37)	—	(9)	(3)	(49)
Purchases	67	—	45	—	112
Sales	—	—	—	—	—
Settlements	(2)	—	(3)	—	(5)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(1)	—	(1)
Balance as of March 31, 2020	$496	$—	$197	$15	$708
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(3)	$(3)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2020 recognized in Other comprehensive income (loss) in the period	(35)	—	(9)	—	(44)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$—	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	2	2
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	8	—	3	—	11
Total realized and unrealized investment gains (losses)	8	—	3	2	13
Purchases	56	—	20	—	76
Sales	—	—	—	—	—
Settlements	(2)	—	(4)	—	(6)
Transfers into Level 3	—	—	5	—	5
Transfers out of Level 3	(31)	—	(37)	—	(68)
Balance as of March 31, 2019	$253	$—	$184	$20	$457
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2019 recognized in Other comprehensive income (loss) in the period	7	—	3	—	10

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
As of March 31, 2020 and December 31, 2019, there were $58 million and $60 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

March 31, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$583	Discounted cash flow	Credit spread	1% - 10% (4%)

December 31, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% - 6% (2%)

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

March 31, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,021	$—	$—	$1,036	$1,036
Liabilities
Long term debt	$2,680	$—	$2,730	$—	$2,730

December 31, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$994	$—	$—	$1,025	$1,025
Note receivable	21	—	—	21	21
Liabilities
Long term debt	$2,679	$—	$2,906	$—	$2,906

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.
The fair value of mortgage loans was based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.
The fair value of the note receivable was based on the present value of the expected future cash flows discounted at the current interest rate for origination of similar notes, adjusted for specific credit risk. During the three months ended March 31, 2020, the note receivable was repaid in full. As of December 31, 2019, the note receivable was included within Other assets on the Condensed Consolidated Balance Sheets.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $75 million and $58 million for the three months ended March 31, 2020 and 2019. Net catastrophe losses for the three months ended March 31, 2020 included $13 million related to the COVID-19 pandemic, with the remaining $62 million related primarily to U.S. weather related events. Net catastrophe losses for the three months ended March 31, 2019 related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the three months ended March 31
(In millions)	2020	2019
Reserves, beginning of year:
Gross	$21,720	$21,984
Ceded	3,835	4,019
Net reserves, beginning of year	17,885	17,965
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,355	1,309
Increase (decrease) in provision for insured events of prior years	(8)	8
Amortization of discount	51	50
Total net incurred (1)	1,398	1,367
Net payments attributable to:
Current year events	(72)	(100)
Prior year events	(1,218)	(1,309)
Total net payments	(1,290)	(1,409)
Foreign currency translation adjustment and other	(88)	13
Net reserves, end of period	17,905	17,936
Ceded reserves, end of period	3,967	3,900
Gross reserves, end of period	$21,872	$21,836

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

Three months ended March 31
(In millions)	2020	2019
Pretax (favorable) unfavorable development:
Specialty	$(11)	$(20)
Commercial	(4)	(8)
International	—	14
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$(15)	$(14)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2020	2019
Pretax (favorable) unfavorable development:
Medical Professional Liability	$10	$15
Other Professional Liability and Management Liability	3	(12)
Surety	(30)	(25)
Warranty	—	—
Other	6	2
Total pretax (favorable) unfavorable development	$(11)	$(20)

2020
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on specific claims in accident years 2015 and 2016 in our aging services business.
Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2020	2019
Pretax (favorable) unfavorable development:
Commercial Auto	$9	$(5)
General Liability	—	(20)
Workers' Compensation	(13)	2
Property and Other	—	15
Total pretax (favorable) unfavorable development	$(4)	$(8)

2020
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in accident years 2016 through 2018.
2019
Favorable development in general liability was primarily due to lower than expected frequency on latent construction defect claims in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected frequency and large loss activity in accident year 2018 in our marine business.

International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2020	2019
Pretax (favorable) unfavorable development:
Casualty	$—	$—
Property, Energy and Marine(1)	—	14
Specialty	—	—
Total pretax (favorable) unfavorable development	$—	$14

(1)
Effective January 1, 2020 the Property and Energy and Marine lines of business have been combined in the International segment. Prior period information has been conformed to the new line of business presentation.

2019
Unfavorable development in property, energy and marine was driven by higher than expected claims in Hardy for 2018 accident year catastrophes.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $14 million and $22 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the cumulative amounts ceded under the LPT were $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $378 million and $392 million as of March 31, 2020 and December 31, 2019 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.7 billion and $3.7 billion as of March 31, 2020 and December 31, 2019. The decrease in the fair value of the trust was driven by overall declines in equity markets. As of March 31, 2020, the fair market value of the trust represented more than 150% of the gross LPT reserves. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of March 31, 2020 and December 31, 2019, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2020, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2020	2019
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$20	$25
Expected return on plan assets	(39)	(36)
Amortization of net actuarial (gain) loss	11	10
Settlement loss	1	—
Total net periodic pension cost (benefit)	$(7)	$(1)

For the three months ended March 31, 2020, the Company recognized $2 million of non-service benefit in Insurance claims and policyholders' benefits and $5 million of non-service benefit in Other operating expenses. For the three months ended March 31, 2019, the Company recognized less than $1 million of non-service benefit in Insurance claims and policyholders' benefits and $1 million of non-service benefit in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(48)	(1,066)	1	(77)	(1,190)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $10, $6, $3, $- and $19	(37)	(22)	(10)	—	(69)
Other comprehensive income (loss) net of tax (expense) benefit of $3, $281, $(3), $- and $281	(11)	(1,044)	11	(77)	(1,121)
Balance as of March 31, 2020	$(11)	$(19)	$(822)	$(218)	$(1,070)

(1)
As of January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Net unrealized gains (losses) on investments with OTTI losses column that tracked the change in unrealized gains (losses) on investments with OTTI losses has been replaced with the Net unrealized gains (losses) on investments with an allowance for credit losses column. The balance as of January 1, 2020 in the Net unrealized gains (losses) on investments with OTTI losses column is now reported in the Net unrealized gains (losses) on other investments column.

(In millions)	Net unrealized gains (losses) on investments with OTTI losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	4	521	(1)	17	541
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $1, $2, $- and $3	—	(5)	(8)	—	(13)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(141), $(2), $- and $(144)	4	526	7	17	554
Balance as of March 31, 2019	$20	$587	$(768)	$(163)	$(324)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2019. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Net investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and any cumulative effects of changes in accounting guidance. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of our primary operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$685	$818	$239	$127	$—	$—	$1,869
Net investment income	56	47	15	208	3	—	329
Non-insurance warranty revenue	301	—	—	—	—	—	301
Other revenues	1	7	—	—	2	(2)	8
Total operating revenues	1,043	872	254	335	5	(2)	2,507
Claims, benefits and expenses
Net incurred claims and benefits	405	558	154	316	(14)	—	1,419
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	151	144	49	—	—	—	344
Non-insurance warranty expense	281	—	—	—	—	—	281
Other insurance related expenses	69	127	36	26	—	—	258
Other expenses	13	6	13	3	39	(2)	72
Total claims, benefits and expenses	920	840	252	345	25	(2)	2,380
Core income (loss) before income tax	123	32	2	(10)	(20)	—	127
Income tax (expense) benefit on core income (loss)	(27)	(8)	—	14	2	—	(19)
Core income (loss)	$96	$24	$2	$4	$(18)	$—	108
Net investment gains (losses)							(216)
Income tax (expense) benefit on net investment gains (losses)							47
Net investment gains (losses), after tax							(169)
Net income (loss)							$(61)

March 31, 2020
(In millions)
Reinsurance receivables	$793	$883	$233	$370	$2,072	$—	$4,351
Insurance receivables	953	1,267	302	8	2	—	2,532
Deferred acquisition costs	316	277	90	—	—	—	683
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	2,905	—	—	—	—	—	2,905
Insurance reserves
Claim and claim adjustment expenses	5,472	8,704	1,818	3,712	2,166	—	21,872
Unearned premiums	2,363	1,751	495	137	—	(1)	4,745
Future policy benefits	—	—	—	11,734	—	—	11,734
Deferred non-insurance warranty revenue	3,848	—	—	—	—	—	3,848

Three months ended March 31, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$661	$763	$250	$130	$—	$(1)	$1,803
Net investment income	155	190	15	204	7	—	571
Non-insurance warranty revenue	281	—	—	—	—	—	281
Other revenues	1	7	—	1	2	(2)	9
Total operating revenues	1,098	960	265	335	9	(3)	2,664
Claims, benefits and expenses
Net incurred claims and benefits	392	510	162	308	(21)	—	1,351
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	147	127	68	—	—	—	342
Non-insurance warranty expense	260	—	—	—	—	—	260
Other insurance related expenses	70	130	25	28	(1)	(1)	251
Other expenses	12	11	4	2	39	(2)	66
Total claims, benefits and expenses	882	783	259	338	17	(3)	2,276
Core income (loss) before income tax	216	177	6	(3)	(8)	—	388
Income tax (expense) benefit on core income (loss)	(47)	(38)	—	13	2	—	(70)
Core income (loss)	$169	$139	$6	$10	$(6)	$—	318
Net investment gains (losses)							31
Income tax (expense) benefit on net investment gains (losses)							(7)
Net investment gains (losses), after tax							24
Net income (loss)							$342

December 31, 2019
(In millions)
Reinsurance receivables	$575	$855	$247	$385	$2,142	$—	$4,204
Insurance receivables	971	1,210	284	16	—	—	2,481
Deferred acquisition costs	311	257	94	—	—	—	662
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,840	—	—	—	—	—	2,840
Insurance reserves
Claim and claim adjustment expenses	5,238	8,656	1,876	3,716	2,234	—	21,720
Unearned premiums	2,337	1,626	495	125	—	—	4,583
Future policy benefits	—	—	—	12,311	—	—	12,311
Deferred non-insurance warranty revenue	3,779	—	—	—	—	—	3,779

The following table presents operating revenue by line of business for each reportable segment.

Three months ended March 31
(In millions)	2020	2019
Specialty
Management & Professional Liability	$568	$636
Surety	138	139
Warranty & Alternative Risks	337	323
Specialty revenues	1,043	1,098
Commercial
Middle Market	335	357
Construction (1)	250	248
Small Business	112	131
Other Commercial	175	224
Commercial revenues	872	960
International
Canada	73	66
Europe	92	91
Hardy	89	108
International revenues	254	265
Life & Group revenues	335	335
Corporate & Other revenues	5	9
Eliminations	(2)	(3)
Total operating revenues	2,507	2,664
Net investment gains (losses)	(216)	31
Total revenues	$2,291	$2,695

(1)
Effective January 1, 2020, the Construction line of business is presented separately in the Commercial segment to better align with our underwriting expertise and the manner in which the products are sold. Prior period information has been conformed to the new line of business presentation.

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had $3.8 billion reported in Deferred non-insurance warranty revenue as of March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020, the Company recognized $286 million of revenues that were included in the deferred revenue balance as of January 1, 2020. For the three months ended March 31, 2019, the Company recognized $265 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the three months ended March 31, 2020 and 2019, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $831 million of the deferred revenue in the remainder of 2020, $951 million in 2021, $735 million in 2022 and $1.3 billion thereafter.

Note K. Expected Credit Losses - Uncollectible Reinsurance and Insurance Receivables
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, the Company separates reinsurance receivables into two pools; voluntary reinsurance receivables and involuntary reinsurance exposures to mandatory pools. The Company has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on the Company’s historical loss experience and the Company’s assessment of reinsurance counterparty risk profile, which generally corresponds with a B rating. Changes in the allowance are presented as a component of Insurance claims and policyholders' benefits on the Condensed Consolidated Statements of Operations.
The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating as of March 31, 2020:

(In millions)	March 31, 2020
A- to A++	$2,662
B- to B++	859
Insolvent	4
Total voluntary reinsurance outstanding balance(1)	$3,525

(1)
Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E for information regarding the LPT. The Company has also excluded receivables from involuntary pools.

Voluntary reinsurance receivables within the B- to B++ rating distribution are primarily due from captive reinsurers and backed by collateral arrangements.
The Company has established an allowance for uncollectible insurance receivables. A loss rate methodology is used to determine expected credit losses for premium receivables. This methodology uses the Company’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. The expected credit loss for loss sensitive business in good standing is calculated on a pool basis, using historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Condensed Consolidated Statements of Operations.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, as well as the supplemental risk factor regarding the COVID-19 pandemic disclosed under Part II, Item 1A of this Form 10-Q. The following discussion should also be read in conjunction with Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and any cumulative effects of changes in accounting guidance. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of our primary operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure. See further discussion regarding how we manage our business in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission.
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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:

•	Insurance Reserves

•	Long Term Care Reserves

•	Reinsurance and Insurance Receivables

•	Valuation of Investments and Impairment of Securities

•	Income Taxes
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

CONSOLIDATED OPERATIONS
Results of Operations
The COVID-19 pandemic and global, national, regional and local efforts to mitigate the spread of the virus have rapidly evolved and led to severely depressed economic conditions and financial market disruption, primarily beginning in the month of March. These conditions have had an impact across our enterprise during the first quarter of 2020. While the impact to our underwriting results was limited, we experienced significant declines in the value of our investment portfolio during the first quarter. Currently, we believe the future impact across our operations is likely to be reflected in continued volatility in our investment portfolio, and adverse effects on our underwriting results including decreased premiums, elevated expenses in the form of credit losses for uncollectible receivables, and increased claims reporting activity and related litigation, due to both the pandemic and depressed economic conditions. For more discussion of COVID-19 impacts on our underwriting results and detailed components of our business operations and a discussion of the core income (loss) financial measure, see the segment sections within this MD&A. For further discussion of Net investment income and Net investment gains or losses, see the Investments section of this MD&A. For further discussion of the risks to our business associated with COVID-19, see the Risk Factor included under Part II, Item 1A of this Form 10-Q.
The following table includes the consolidated results of our operations including our financial measure, core income (loss).

Three months ended March 31
(In millions)	2020	2019
Operating Revenues
Net earned premiums	$1,869	$1,803
Net investment income	329	571
Non-insurance warranty revenue	301	281
Other revenues	8	9
Total operating revenues	2,507	2,664
Claims, Benefits and Expenses
Net incurred claims and benefits	1,419	1,351
Policyholders' dividends	6	6
Amortization of deferred acquisition costs	344	342
Non-insurance warranty expense	281	260
Other insurance related expenses	258	251
Other expenses	72	66
Total claims, benefits and expenses	2,380	2,276
Core income before income tax	127	388
Income tax expense on core income	(19)	(70)
Core income	108	318
Net investment (losses) gains	(216)	31
Income tax benefit (expense) on net investment (losses) gains	47	(7)
Net investment (losses) gains, after tax	(169)	24
Net (loss) income	$(61)	$342

Core income decreased $210 million for the three months ended March 31, 2020 as compared with the same period in 2019. Core income for our Property & Casualty Operations decreased $192 million primarily due to lower net investment income driven by limited partnership and common stock returns. Our underwriting results for the three months ended March 31, 2020 included a $15 million pretax ($12 million after-tax) loss related to COVID-19 comprised of claims activity included in catastrophe losses and an increase in our allowance for uncollectible insurance receivables. Core income for our Life & Group segment decreased $6 million while the core loss for our Corporate & Other segment increased $12 million.
Net catastrophe losses were $75 million and $58 million for the three months ended March 31, 2020 and 2019. Catastrophe losses for the three months ended March 31, 2020 include $13 million related to COVID-19, which is being tracked as a separate catastrophe event. Favorable net prior year loss reserve development of $15 million and $14 million was recorded in the three months ended March 31, 2020 and 2019 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

SEGMENT RESULTS
The impact COVID-19 had on our insurance underwriting results was more limited in the first quarter of 2020 than we anticipate occurring in the second and third quarters of 2020, and possibly thereafter, as the situation continues to evolve. Currently, we believe the future impact on our underwriting results is likely to include declines in premium volume, driven by slower growth, especially for lines of business that are sensitive to rates of economic growth, as well as policy cancellations, refunds or return of premiums, as a result of decreased insured exposures for our current policyholders. In addition, many of our customers, across a broad spectrum of industries, are likely to be impacted by lost business, which may affect our ability to collect amounts owed to us, increasing our expenses for credit losses for uncollectible premiums. Lower premiums and higher expenses will result in an increase to our expense ratio. Further, while loss frequency may decrease related to lower exposures in certain lines, we expect an overall increase in insurance claims reporting activity and related litigation due to both the pandemic and depressed economic conditions. This includes increased frequency in claim submissions in lines that are implicated by the virus and the mitigating activities taken by our customers and governmental authorities in response to its spread. These include workers’ compensation, healthcare, commercial property coverage, and directors’ and officers’ liability and employment practices liability lines. In addition, our surety lines may experience increased losses, particularly in construction surety, where there is risk that contractors will be adversely impacted by general economic conditions. The costs associated with claims handling and defense, as well as the payment of claims for covered exposures, will likely increase our loss ratio. For further discussion of the risks to our business associated with COVID-19, see the Risk Factor included under Part II, Item 1A of this Form 10-Q.
The following discusses the results of operations for our business segments during the first quarter of 2020. Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Our operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other.

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019
Gross written premiums	$1,714	$1,701
Gross written premiums excluding third party captives	741	730
Net written premiums	694	698
Net earned premiums	685	661
Net investment income	56	155
Core income	96	169

Other performance metrics:
Loss and loss adjustment expense ratio	59.1%	59.3%
Expense ratio	32.0	32.8
Dividend ratio	0.2	0.2
Combined ratio	91.3%	92.3%

Rate	9%	3%
Renewal premium change	9	6
Retention	84	89
New business	$74	$86
Gross written premiums, excluding third party captives, for Specialty increased $11 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by strong rate. Net written premiums for Specialty decreased $4 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by a higher level of ceded reinsurance. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $73 million for the three months ended March 31, 2020 as compared with the same period in 2019 primarily due to lower net investment income driven by limited partnership and common stock returns partially offset by improved current accident year underwriting results.
The combined ratio of 91.3% improved 1.0 point for the three months ended March 31, 2020 as compared with the same period in 2019. The loss ratio improved 0.2 points driven by improved current accident year underwriting results largely offset by lower favorable net prior year loss reserve development in the current period. Net catastrophe losses were $8 million, or 1.1 points of the loss ratio, for the three months ended March 31, 2020, as compared with $12 million, or 1.8 points of the loss ratio, for the three months ended March 31, 2019. Net catastrophe losses for the three months ended March 31, 2020 included $6 million related to the COVID-19 pandemic. The expense ratio improved 0.8 points for the three months ended March 31, 2020 as compared with the same period in 2019 driven by higher net earned premiums.
Favorable net prior year loss reserve development of $11 million and $20 million was recorded for the three months ended March 31, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2020	December 31, 2019
Gross case reserves	$1,527	$1,481
Gross IBNR reserves	3,945	3,757
Total gross carried claim and claim adjustment expense reserves	$5,472	$5,238
Net case reserves	$1,385	$1,343
Net IBNR reserves	3,310	3,333
Total net carried claim and claim adjustment expense reserves	$4,695	$4,676

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019
Gross written premiums	$1,062	$941
Gross written premiums excluding third party captives	1,059	932
Net written premiums	950	849
Net earned premiums	818	763
Net investment income	47	190
Core income	24	139

Other performance metrics:
Loss and loss adjustment expense ratio	68.1%	66.9%
Expense ratio	33.2	33.8
Dividend ratio	0.6	0.6
Combined ratio	101.9%	101.3%

Rate	8%	2%
Renewal premium change	9	4
Retention	85	85
New business	$198	$163
Gross written premiums for Commercial increased $121 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by higher new business and rate. Net written premiums for Commercial increased $101 million for the three months ended March 31, 2020 as compared with the same period in 2019. The increase in net earned premium was consistent with the trend in net written premiums.
Core income decreased $115 million for the three months ended March 31, 2020 as compared with the same period in 2019, primarily due to lower net investment income driven by limited partnership and common stock returns.
The combined ratio of 101.9% increased 0.6 points for the three months ended March 31, 2020 as compared with the same period in 2019. The loss ratio increased 1.2 points driven by higher net catastrophe losses partially offset by lower claim handling expenses. Net catastrophe losses were $57 million, or 7.0 points of the loss ratio, for the three months ended March 31, 2020, as compared with $40 million, or 5.2 points of the loss ratio, for the three months ended March 31, 2019. Net catastrophe losses for three months ended March 31, 2020 included $5 million related to the COVID-19 pandemic. The expense ratio for the three months ended March 31, 2020 improved 0.6 point as compared with the same period in 2019 driven by higher net earned premiums.
Favorable net prior year loss reserve development of $4 million and $8 million was recorded for the three months ended March 31, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2020	December 31, 2019
Gross case reserves	$3,914	$3,937
Gross IBNR reserves	4,790	4,719
Total gross carried claim and claim adjustment expense reserves	$8,704	$8,656
Net case reserves	$3,477	$3,543
Net IBNR reserves	4,414	4,306
Total net carried claim and claim adjustment expense reserves	$7,891	$7,849

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019
Gross written premiums	$307	$324
Net written premiums	219	259
Net earned premiums	239	250
Net investment income	15	15
Core income	2	6

Other performance metrics:
Loss and loss adjustment expense ratio	64.5%	64.8%
Expense ratio	35.4	37.1
Combined ratio	99.9%	101.9%

Rate	8%	5%
Renewal premium change	8	2
Retention	72	69
New business	$68	$80
Gross written premiums for International decreased $17 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by the continued impact of the strategic exit from certain Lloyd’s business classes, offset by growth in Canada. Net written premiums decreased $40 million for the three months ended March 31, 2020 as compared with the same period in 2019. The decrease in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $4 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by current accident year underwriting results.
The combined ratio of 99.9% improved 2.0 points for the three months ended March 31, 2020 as compared with the same period in 2019. The loss ratio improved 0.3 points driven by the absence of unfavorable net prior year loss reserve development in the current period partially offset by lower current accident year underwriting results. Net catastrophe losses were $10 million, or 4.3 points of the loss ratio, for the three months ended March 31, 2020, as compared with $6 million, or 2.3 points of the loss ratio, for the three months ended March 31, 2019. Net catastrophe losses for the three months ended March 31, 2020 included $2 million related to the COVID-19 pandemic. The expense ratio improved 1.7 points for the three months ended March 31, 2020 as compared with the same period in 2019 driven by lower acquisition expenses and employee costs.
There was no prior year loss reserve development recorded for the three months ended March 31, 2020 as compared with unfavorable development of $14 million for the three months ended March 31, 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2020	December 31, 2019
Gross case reserves	$807	$858
Gross IBNR reserves	1,011	1,018
Total gross carried claim and claim adjustment expense reserves	$1,818	$1,876
Net case reserves	$719	$759
Net IBNR reserves	864	869
Total net carried claim and claim adjustment expense reserves	$1,583	$1,628

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2020	2019
Net earned premiums	$127	$130
Net investment income	208	204
Core loss before income tax	(10)	(3)
Income tax benefit on core loss	14	13
Core income	4	10
Due to the recognition of the active life reserve premium deficiency and resetting of actuarial assumptions in the third quarter of 2019, the operating results for our long term care business in 2020 now reflect the variance between actual experience and the expected results contemplated in our best estimate reserves. Core income of $4 million for the three months ended March 31, 2020 is in line with expectations.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2020	2019
Net investment income	$3	$7
Interest expense	31	34
Core loss	(18)	(6)
Core loss increased $12 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by lower amortization of the deferred gain related to the A&EP Loss Portfolio Transfer (LPT). The A&EP LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2020	December 31, 2019
Gross case reserves	$1,185	$1,137
Gross IBNR reserves	981	1,097
Total gross carried claim and claim adjustment expense reserves	$2,166	$2,234
Net case reserves	$92	$92
Net IBNR reserves	78	83
Total net carried claim and claim adjustment expense reserves	$170	$175

INVESTMENTS
The financial market disruption in the first quarter of 2020 significantly impacted our investment portfolio during the period. Losses from our limited partnership and common and preferred equity portfolios, as well as the recognition of impairment losses on certain fixed maturity holdings, have negatively impacted our net income. Additionally, the overall fair value of our available for sale fixed maturity portfolio has declined, primarily as a result of credit spread widening. We currently expect some level of continued volatility in our investment portfolio as the situation continues to evolve.
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2020	2019
Fixed income securities:
Taxable fixed income securities	$371	$383
Tax-exempt fixed income securities	78	82
Total fixed income securities	449	465
Limited partnership investments	(70)	76
Common stock	(55)	20
Other, net of investment expense	5	10
Pretax net investment income	$329	$571
Fixed income securities, after tax	$367	$380
Net investment income, after tax	279	465

Effective income yield for the fixed income securities portfolio, pretax	4.6%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.8%	3.9%
Limited partnership and common stock return	(7.0)%	4.5%
Net investment income, after tax, decreased $186 million for the three months ended March 31, 2020 as compared with the same period in 2019 driven by limited partnership and common stock returns. The limited partnership returns for the three months ended March 31, 2020 include limited partnerships representing 51% reporting on a current basis with no reporting lag and 49% reporting on a lag, primarily three months or less. Limited partnerships reporting on a current basis include substantially all of the Company's hedge funds.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2020	2019
Fixed maturity securities:
Corporate and other bonds	$(79)	$—
States, municipalities and political subdivisions	—	8
Asset-backed	4	(14)
Total fixed maturity securities	(75)	(6)
Non-redeemable preferred stock	(133)	42
Short term and other	5	(5)
Mortgage loans	(13)	—
Net investment (losses) gains	(216)	31
Income tax benefit (expense) on net investment (losses) gains	47	(7)
Net investment (losses) gains, after tax	$(169)	$24
Net investment results, after tax, decreased $193 million for the three months ended March 31, 2020 as compared with the same period in 2019. The decrease was driven by the unfavorable change in fair value of non-redeemable preferred stock and higher impairment losses for the quarter. Pretax impairment losses of $92 million were recognized in the current quarter, which includes $77 million related to the energy sector.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2020		December 31, 2019
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,073	$198	$4,136	$95
AAA	3,529	381	3,254	349
AA	6,328	747	6,663	801
A	8,751	819	9,062	1,051
BBB	15,284	255	16,839	1,684
Non-investment grade	2,133	(287)	2,253	101
Total	$40,098	$2,113	$42,207	$4,081
As of March 31, 2020 and December 31, 2019, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.5 billion of pre-funded municipal bonds as of March 31, 2020 and December 31, 2019.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$6	$—
AAA	196	4
AA	481	25
A	1,762	117
BBB	6,102	652
Non-investment grade	1,606	319
Total	$10,153	$1,117

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$321	$26
Due after one year through five years	2,780	199
Due after five years through ten years	5,418	632
Due after ten years	1,634	260
Total	$10,153	$1,117

The following table summarizes the available-for-sale Corporate and other bonds at March 31, 2020 across industry sectors.

March 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Corporate and other bonds:
Basic Materials	$1,615	$95	$78	$—	$1,632
Communications	1,429	193	27	—	1,595
Consumer, cyclical - Other	605	16	56	—	565
Consumer, non-cyclical - Other	1,641	195	27	—	1,809
Energy - Oil & Gas	1,170	40	191	37	982
Energy - Other	23	7	—	—	30
Energy - Pipelines	1,056	43	112	11	976
Entertainment	177	—	23	—	154
Financial - Other	5,748	308	89	—	5,967
Financial - Real Estate/REITS	1,455	30	45	—	1,440
Industrial	1,481	135	55	—	1,561
Retail	527	67	18	—	576
Technology	853	38	30	1	860
Transportation	331	35	5	—	361
Travel & Related	490	26	37	—	479
Utilities	1,580	191	24	—	1,747
Total Corporate and other bonds	$20,181	$1,419	$817	$49	$20,734

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

	March 31, 2020		December 31, 2019
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$17,201	8.7	$18,015	8.9
Other investments	24,237	4.1	26,813	4.1
Total	$41,438	6.0	$44,828	6.0
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	March 31, 2020	December 31, 2019
Short term investments:
Commercial paper	$326	$1,181
U.S. Treasury securities	103	364
Other	167	316
Total short term investments	$596	$1,861

In addition to Short term investments, the Company held $857 million and $242 million of Cash as of March 31, 2020 and December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
Related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, cash flows may be adversely impacted by lower premium volumes, suspensions and cancellations of policies, return of premiums or premium refunds, and increased claim and defense cost payments in future quarters. At this time, we do not believe these impacts would give rise to a material liquidity concern given our overall liquid assets and anticipated future cash flows.
For the three months ended March 31, 2020, net cash provided by operating activities was $212 million as compared with $287 million for the same period in 2019. The decrease in cash provided by operating activities was driven by higher net claim payments and a lower level of distributions from limited partnerships partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $1,087 million for the three months ended March 31, 2020, as compared with $289 million for the same period in 2019. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the three months ended March 31, 2020, net cash used by financing activities was $675 million as compared with $665 million for the same period 2019. In the first quarter of 2020, we paid dividends of $649 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million. In the first quarter of 2019, we paid dividends of $643 million and repurchased 317,508 shares of our common stock at an aggregate cost of $14 million.
Common Stock Dividends
A quarterly dividend of $0.37 per share and a special dividend of $2.00 per share of our common stock were declared and paid in the first quarter of 2020. On May 1, 2020, our Board of Directors declared a quarterly dividend of $0.37 per share, payable June 4, 2020 to stockholders of record on May 18, 2020. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. In addition, we held $5 billion of cash, short term investments and highly liquid securities issued by US government agencies as of March 31, 2020, of which $506 million was held at the CNAF holding company. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC).
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2020, CCC was in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2020 that would not be subject to the Department's prior approval is $1,078 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $125 million during the three months ended June 30, 2019, $135 million during the three months ended September 30, 2019, $125 million during the three months ended December 31, 2019 and $670 million during the three months ended March 31, 2020. As of March 31, 2020, CCC is able to pay approximately $23 million of dividends that would not be subject to prior approval of the Department. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Company-Specific Factors

•
the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of our 2019 Annual Report on Form 10-K and this report, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;

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

Industry and General Market Factors

•
the COVID-19 pandemic, and actions seeking to mitigate the spread of the virus, have resulted in significant risk across our enterprise, as economic uncertainty and depressed business conditions brought on by the crisis may materially and adversely impact our business, driving significant decreases in our premium volume and resulting in significant losses in our investment portfolio, increased claim and litigation activity, and unfavorable regulatory outcomes.

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

•	the occurrence of epidemics and pandemics; and

•
mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; and claims arising from changes that repeal or weaken tort reforms, such as those related to abuse reviver statutes.

Referendum on the United Kingdom's Membership in the European Union

•
in 2016, the U.K. approved an exit from the E.U., commonly referred to as "Brexit.” While the withdrawal of the U.K. from the E.U. was official as of January 31, 2020, until the transition period ends, there remains a lack of specificity and detail regarding the long term relationship between the two sides and how businesses operating in both jurisdictions may be affected. In any event, effective January 1, 2019, our E.U. business is no longer handled out of our U.K.-domiciled subsidiary, but through our European subsidiary in Luxembourg, which was established specifically to address the departure of the U.K. from the E.U. and to seek to ensure the Company’s ability to operate effectively throughout the E.U. As a result, the complexity and cost of regulatory compliance of our European business has increased and will likely continue to result in elevated expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2020. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2020, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2020.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2019, includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.
The COVID-19 pandemic and mitigating actions have resulted in significant risk across our enterprise, which may have a material adverse impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through the month of February, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Because of the extensiveness of the pandemic, all of the direct and indirect consequences and implications of COVID-19 are not yet known and may not emerge for some time.
Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:
Broad economic impact
The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including ours. Depressed economic conditions may lead to decreased insured exposures causing us to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth. Significant decreases in premium volume would also directly and adversely impact our underwriting expense ratio. In addition, many of our customers, representing a broad spectrum of industries and markets, may potentially be impacted by lost business, which may affect our ability to collect amounts owed to us by policyholders.
The COVID-19 pandemic has also significantly impacted the financial markets. As investors embark on a flight to quality, risk free rates have decreased. In addition, extreme market volatility due to liquidity concerns and overall uncertainties have driven widening credit spreads and declining equity markets. These conditions have impacted our investment portfolio results and valuations and may continue to do so, resulting in additional losses in our investment portfolio. The value of our fixed maturity investments is subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments we hold or in the underlying collateral of the security or loan, particularly in industries heavily impacted by COVID-19 and mitigating actions, including energy, retail, travel, entertainment, and real estate. Our municipal bond portfolio is also subject to risks of default by state and local governments and agencies that are under increased strain related to the pandemic.
These significant economic and financial market disruptions may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

Claims activity
Another aspect is claim activity and related litigation, which may increase significantly in certain of our lines of business as a result of the pandemic and mitigating actions. We may experience increased frequency in claim submissions in lines that are implicated by the virus and the mitigating activities taken by our customers and governmental authorities in response to its spread, as well as potential regulatory or legislative actions that are further described below under Regulatory impact. These include workers’ compensation, healthcare, commercial property coverage, and directors’ and officers’ liability and employment practices liability lines. In addition, our surety lines may experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by general economic conditions. Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material effect on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
Regulatory impact
The regulatory environment is rapidly evolving in direct response to the pandemic and the mitigating actions being taken. Numerous regulatory authorities to which our business is subject have implemented or are contemplating broad and significant regulations restricting and governing insurance company operations during the pandemic crisis. Such actions include, but are not limited to, premium moratoriums, premium refunds and reductions, restrictions on policy cancellations and potential legislation-driven expansion of policy terms. To date, certain state authorities have ordered premium refunds and certain regulatory and legislative bodies have proposed requiring insurers to cover business interruption under policies that were not written to provide for such coverage under the current circumstances. In addition, certain states have directed expansion of workers’ compensation coverage through presumption of compensability of claims for a broad category of workers. This highly fluid and challenging regulatory environment, and the new regulations we are now, and may be, subject to may have a material impact on our business, results of operation and financial condition, the extent of which cannot be determined with any certainty at this time.
Business operational impact
Beginning on March 17, 2020, we instituted mandatory work from home for all of our employees, across the United States and globally, including Canada, the United Kingdom and Europe, and moved to teleconference meetings only across the enterprise. As of the date of this report, the work from home mandate remains in place across our global workforce. Mandatory work from home may impact the productivity of our workforce, and increases the risk of information security exposure. Disruptions to our employees’ productivity, as well as their health and welfare, especially in the context of accelerated contagion of the virus (which has not occurred across our employee population at this time), along with the heightened security risks presented by widespread remote access to our computer systems, may have a material impact on our business operations, the extent of which cannot be determined with any certainty at this time.
In addition, in virtually all cases, our critical vendors have also had to impose workplace restrictions or work from home mandates on their employees, which may result in interruption in service delivery or failure by vendors to properly perform required services, including delivery in a manner more susceptible to significant information security risk. Such vendor issues may result in a material impact on our business operations, the extent of which cannot be determined with any certainty at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details repurchases of our common stock made during the three months ended March 31, 2020.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
February 1, 2020 - February 29, 2020	88,848	$45.24	N/A	N/A
March 1, 2020 - March 31, 2020	346,528	40.74	N/A	N/A
Total	435,376		N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 4, 2020	By	/s/ Albert J. Miralles
Albert J. Miralles Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Amended and Restated Incentive Compensation Plan, effective January 1, 2020 (Incorporated herein by reference to Proxy Statement filed March 20, 2020)	10.1

General Release and Separation Agreement, dated March 6, 2020, between CNA Financial Corporation and James Anderson	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1