Form 10-Q
period 2020-06-30
CNA FINANCIAL CORP
filed 2020-08-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2020, 271,381,340 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Net earned premiums	$1,850	$1,824	$3,719	$3,627
Net investment income	534	515	863	1,086
Net investment gains (losses)	69	(18)	(147)	13
Non-insurance warranty revenue	308	285	609	566
Other revenues	5	4	13	13
Total revenues	2,766	2,610	5,057	5,305
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,642	1,352	3,067	2,709
Amortization of deferred acquisition costs	342	338	686	680
Non-insurance warranty expense	285	263	566	523
Other operating expenses	284	281	583	564
Interest	31	34	62	68
Total claims, benefits and expenses	2,584	2,268	4,964	4,544
Income before income tax	182	342	93	761
Income tax expense	(31)	(64)	(3)	(141)
Net income	$151	$278	$90	$620

Basic earnings per share	$0.56	$1.03	$0.33	$2.28

Diluted earnings per share	$0.55	$1.02	$0.33	$2.28

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.5	271.6	271.5	271.6
Diluted	272.0	272.4	272.3	272.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Comprehensive Income
Net income	$151	$278	$90	$620
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	2	—	(9)	—
Net unrealized gains and losses on other investments	1,191	436	147	966
Net unrealized gains and losses on investments	1,193	436	138	966
Foreign currency translation adjustment	24	—	(53)	17
Pension and postretirement benefits	7	8	18	15
Other comprehensive income, net of tax	1,224	444	103	998
Total comprehensive income	$1,375	$722	$193	$1,618
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,392 and $38,126, less allowance for credit loss of $51 and $-)	$42,775	$42,207
Equity securities at fair value (cost of $889 and $820)	859	865
Limited partnership investments	1,558	1,752
Other invested assets	65	65
Mortgage loans (less allowance for uncollectible receivables of $20 and $-)	1,042	994
Short term investments	1,458	1,861
Total investments	47,757	47,744
Cash	586	242
Reinsurance receivables (less allowance for uncollectible receivables of $24 and $25)	4,435	4,179
Insurance receivables (less allowance for uncollectible receivables of $33 and $32)	2,755	2,449
Accrued investment income	382	395
Deferred acquisition costs	699	662
Deferred income taxes	195	199
Property and equipment at cost (less accumulated depreciation of $211 and $215)	264	282
Goodwill	145	147
Deferred non-insurance warranty acquisition expense	2,916	2,840
Other assets (includes $- and $21 due from Loews Corporation)	1,961	1,473
Total assets	$62,095	$60,612
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,270	$21,720
Unearned premiums	4,996	4,583
Future policy benefits	12,596	12,311
Long term debt	2,680	2,679
Deferred non-insurance warranty revenue	3,852	3,779
Other liabilities (includes $14 and $21 due to Loews Corporation)	4,056	3,325
Total liabilities	50,450	48,397
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,377,196 and 271,412,591 shares outstanding)	683	683
Additional paid-in capital	2,196	2,203
Retained earnings	8,683	9,348
Accumulated other comprehensive income	154	51
Treasury stock (1,663,047 and 1,627,652 shares), at cost	(71)	(70)
Total stockholders’ equity	11,645	12,215
Total liabilities and stockholders' equity	$62,095	$60,612
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2020	2019
Cash Flows from Operating Activities
Net income	$90	$620
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(33)	25
Trading portfolio activity	15	4
Net investment losses (gains)	147	(13)
Equity method investees	68	39
Net amortization of investments	(32)	(47)
Depreciation and amortization	31	36
Changes in:
Receivables, net	(586)	(135)
Accrued investment income	11	(7)
Deferred acquisition costs	(41)	(47)
Insurance reserves	1,181	203
Other, net	(201)	(164)
Net cash flows provided by operating activities	650	514
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,773	3,858
Fixed maturity securities - maturities, calls and redemptions	1,622	1,374
Equity securities	230	117
Limited partnerships	257	297
Mortgage loans	25	70
Purchases:
Fixed maturity securities	(5,356)	(4,896)
Equity securities	(312)	(88)
Limited partnerships	(90)	(139)
Mortgage loans	(91)	(147)
Change in other investments	(2)	(4)
Change in short term investments	409	(211)
Purchases of property and equipment	(10)	(14)
Other, net	20	16
Net cash flows provided by investing activities	475	233
Cash Flows from Financing Activities
Dividends paid to common stockholders	(750)	(738)
Proceeds from the issuance of debt	—	496
Repayment of debt	—	(520)
Purchase of treasury stock	(18)	(16)
Other, net	(8)	(10)
Net cash flows used by financing activities	(776)	(788)
Effect of foreign exchange rate changes on cash	(5)	2
Net change in cash	344	(39)
Cash, beginning of year	242	310
Cash, end of period	$586	$271
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,187	2,184	2,203	2,192
Stock-based compensation	9	6	(7)	(2)
Balance, end of period	2,196	2,190	2,196	2,190
Retained Earnings
Balance, beginning of period, as previously reported	8,634	8,976	9,348	9,277
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	(5)	—
Balance, beginning of period, as adjusted	8,634	8,976	9,343	9,277
Dividends to common stockholders ($0.37, $0.35, $2.74 and $2.70 per share)	(102)	(95)	(750)	(738)
Net income	151	278	90	620
Balance, end of period	8,683	9,159	8,683	9,159
Accumulated Other Comprehensive Income
Balance, beginning of period	(1,070)	(324)	51	(878)
Other comprehensive income	1,224	444	103	998
Balance, end of period	154	120	154	120
Treasury Stock
Balance, beginning of period	(72)	(64)	(70)	(57)
Stock-based compensation	1	1	17	8
Purchase of treasury stock	—	(2)	(18)	(16)
Balance, end of period	(71)	(65)	(71)	(65)
Total stockholders' equity	$11,645	$12,087	$11,645	$12,087
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of June 30, 2020.
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
The interim financial data as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
The Company has made a policy election to present accrued interest balances separately from the amortized cost basis of assets and has elected the practical expedient to exclude the accrued interest from the tabular disclosures for mortgage loans and available-for-sale securities. The Company has elected not to estimate an allowance for credit losses on accrued interest receivable. The accrual of interest income is discontinued and the asset is placed on nonaccrual status within 90 days of the interest becoming delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are expected. Interest receivable is presented as a component of accrued investment income on the Condensed Consolidated Balance Sheet.
See Note C and Note K to the Condensed Consolidated Financial Statements for additional information regarding credit losses.
Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2021, however the FASB has proposed a one year deferral of the effective date. Early adoption is permitted. The Company may elect to apply the guidance using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to adopt using the modified retrospective transition method and is currently evaluating the effect the updated guidance will have on its financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows will be unchanged.

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
For the three and six months ended June 30, 2020, approximately 445 thousand and 778 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, 915 thousand and 13 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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
The Company repurchased 435,376 and 365,695 shares of CNAF common stock at an aggregate cost of $18 million and $16 million during the six months ended June 30, 2020 and 2019.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Fixed maturity securities	$430	$455	$868	$910
Equity securities	50	16	6	46
Limited partnership investments	44	37	(26)	113
Mortgage loans	14	12	28	24
Short term investments	1	9	8	19
Trading portfolio	8	2	9	4
Other	2	—	2	2
Gross investment income	549	531	895	1,118
Investment expense	(15)	(16)	(32)	(32)
Net investment income	$534	$515	$863	$1,086

During the three and six months ended June 30, 2020, $23 million and $10 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2020. During the three and six months ended June 30, 2019, $4 million and $21 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2019.
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$102	$28	$131	$64
Gross losses	(85)	(31)	(189)	(73)
Net investment gains (losses) on fixed maturity securities	17	(3)	(58)	(9)
Equity securities	63	11	(70)	53
Derivatives	(10)	(6)	(5)	(11)
Mortgage loans	—	—	(13)	—
Short term investments and other	(1)	(20)	(1)	(20)
Net investment gains (losses)	$69	$(18)	$(147)	$13

During the three and six months ended June 30, 2020, $63 million of gains and $(70) million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2020. During the three and six months ended June 30, 2019, $11 million and $53 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2019. Net investment gains (losses) for the three and six months ended June 30, 2019 included a $21 million loss related to the second quarter 2019 redemption of the Company's $500 million senior notes due August 2020.
For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded. Examples of such evidence may include the financial condition and near term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions and industry, sector or other specific factors and whether it is likely that the Company will recover its amortized cost through the collection of cash flows. Changes in the allowance since acquisition are presented as a component of Net investment gains (losses) on the Condensed Consolidated Statements of Operations.
The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $373 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

Three months ended June 30
(in millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Beginning balance	$49	$—	$49
Additions to the allowance for credit losses:
For securities for which credit losses were not previously recorded	10	12	22
For available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	1	—	1
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)	—	(20)
Ending balance as of June 30, 2020	$39	$12	$51

Six months ended June 30
(in millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
For securities for which credit losses were not previously recorded	58	12	70
For available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)	—	(20)
Ending balance as of June 30, 2020	$39	$12	$51

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Fixed maturity securities available-for-sale:
Corporate and other bonds	$(1)	$6	$90	$12
Asset-backed	12	—	13	8
Impairment losses recognized in earnings	$11	$6	$103	$20

The following tables present a summary of fixed maturity securities.

June 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,305	$2,680	$143	$39	$22,803
States, municipalities and political subdivisions	9,426	1,702	1	—	11,127
Asset-backed:
Residential mortgage-backed	3,617	169	2	—	3,784
Commercial mortgage-backed	2,151	70	93	12	2,116
Other asset-backed	1,940	52	33	—	1,959
Total asset-backed	7,708	291	128	12	7,859
U.S. Treasury and obligations of government-sponsored enterprises	491	7	—	—	498
Foreign government	457	26	—	—	483
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	38,387	4,706	272	51	42,770
Total fixed maturity securities trading	5	—	—	—	5
Total fixed maturity securities	$38,392	$4,706	$272	$51	$42,775
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

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2020 and December 31, 2019, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2,342 million and $2,198 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,095	$137	$56	$6	$2,151	$143
States, municipalities and political subdivisions	94	1	—	—	94	1
Asset-backed:
Residential mortgage-backed	53	1	21	1	74	2
Commercial mortgage-backed	971	92	14	1	985	93
Other asset-backed	746	32	14	1	760	33
Total asset-backed	1,770	125	49	3	1,819	128
U.S. Treasury and obligations of government-sponsored enterprises	4	—	—	—	4	—
Foreign government	4	—	—	—	4	—
Total	$3,967	$263	$105	$9	$4,072	$272

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34	—	—	—	34	—
Asset-backed:
Residential mortgage-backed	249	1	30	—	279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2	—	64	2
Foreign government	59	1	1	—	60	1
Total	$2,148	$31	$272	$14	$2,420	$45

Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2020 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2020.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2020		December 31, 2019
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,472	$1,469	$1,334	$1,356
Due after one year through five years	11,040	11,622	9,746	10,186
Due after five years through ten years	13,335	14,414	14,892	15,931
Due after ten years	12,540	15,265	12,134	14,714
Total	$38,387	$42,770	$38,106	$42,187

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $197 million and $182 million as of June 30, 2020 and December 31, 2019 and a fair value of $(12) million and $(7) million as of June 30, 2020 and December 31, 2019. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to privately placed debt securities. As of June 30, 2020, the Company had commitments to purchase or fund approximately $1,205 million and sell approximately $50 million under the terms of these investments.
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

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination.

	Mortgage Loans Amortized Cost Basis by Origination Year (1)
June 30, 2020	2020	2019	2018	2017	2016	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$60	$33	$19	$100	$41	$129	$382
LTV 55% to 65%	—	32	29	41	4	—	106
LTV greater than 65%	—	5	—	—	—	—	5
DSCR 1.2x - 1.6x
LTV less than 55%	—	32	10	13	16	125	196
LTV 55% to 65%	—	83	32	32	—	—	147
LTV greater than 65%	19	74	—	—	—	—	93
DSCR ≤1.2
LTV less than 55%	—	2	11	—	—	9	22
LTV 55% to 65%	—	14	14	—	—	—	28
LTV greater than 65%	—	22	—	37	24	—	83
Total	$79	$297	$115	$223	$85	$263	$1,062

(1)
The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of June 30, 2020, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses. The Company had loans with an amortized cost of $22 million that were less than 90 days past due as of June 30, 2020, none of which were placed on nonaccrual status. No interest income was written off for the period ended June 30, 2020.

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

June 30, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$519	$22,715	$555	$23,789
States, municipalities and political subdivisions	—	11,127	—	11,127
Asset-backed	—	7,637	222	7,859
Total fixed maturity securities	519	41,479	777	42,775
Equity securities:
Common stock	150	—	4	154
Non-redeemable preferred stock	62	636	7	705
Total equity securities	212	636	11	859
Short term and other	1,313	21	—	1,334
Total assets	$2,044	$42,136	$788	$44,968
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

December 31, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$175	$22,085	$468	$22,728
States, municipalities and political subdivisions	—	10,652	—	10,652
Asset-backed	—	8,662	165	8,827
Total fixed maturity securities	175	41,399	633	42,207
Equity securities:
Common stock	135	—	7	142
Non-redeemable preferred stock	54	658	11	723
Total equity securities	189	658	18	865
Short term and other	397	1,344	—	1,741
Total assets	$761	$43,401	$651	$44,813
Liabilities
Other liabilities	$—	$7	$—	$7
Total liabilities	$—	$7	$—	$7

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	Asset-backed	Equity securities	Total
Balance as of April 1, 2020	$496	$197	$15	$708
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	(4)
Reported in Net investment income	—	—	—	—
Reported in Other comprehensive income (loss)	59	18	—	77
Total realized and unrealized investment gains (losses)	59	18	(4)	73
Purchases	4	35	—	39
Sales	—	(9)	—	(9)
Settlements	(4)	(5)	—	(9)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(14)	—	(14)
Balance as of June 30, 2020	$555	$222	$11	$788
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Net income (loss) in the period	$—	$—	$(4)	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Other comprehensive income (loss) in the period	58	18	—	76

Level 3 (In millions)	Corporate bonds and other	Asset-backed	Equity securities	Total
Balance as of April 1, 2019	$253	$184	$20	$457
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—
Reported in Net investment income	—	—	—	—
Reported in Other comprehensive income (loss)	12	4	—	16
Total realized and unrealized investment gains (losses)	12	4	—	16
Purchases	76	—	2	78
Sales	—	—	—	—
Settlements	(2)	(4)	—	(6)
Transfers into Level 3	—	40	—	40
Transfers out of Level 3	(1)	(31)	—	(32)
Balance as of June 30, 2019	$338	$193	$22	$553
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Other comprehensive income (loss) in the period	10	5	—	15

Level 3 (In millions)	Corporate bonds and other	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	(4)
Reported in Net investment income	—	—	(3)	(3)
Reported in Other comprehensive income (loss)	22	10	—	32
Total realized and unrealized investment gains (losses)	22	10	(7)	25
Purchases	71	80	—	151
Sales	—	(9)	—	(9)
Settlements	(6)	(9)	—	(15)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(15)	—	(15)
Balance as of June 30, 2020	$555	$222	$11	$788
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Net income (loss) in the period	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Other comprehensive income (loss) in the period	24	10	—	34

Level 3 (In millions)	Corporate bonds and other	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	2	2
Reported in Net investment income	—	—	—	—
Reported in Other comprehensive income (loss)	20	7	—	27
Total realized and unrealized investment gains (losses)	20	7	2	29
Purchases	132	20	2	154
Sales	—	—	—	—
Settlements	(4)	(8)	—	(12)
Transfers into Level 3	—	45	—	45
Transfers out of Level 3	(32)	(68)	—	(100)
Balance as of June 30, 2019	$338	$193	$22	$553
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Net income (loss) in the period	$—	$—	$3	$3
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2019 recognized in Other comprehensive income (loss) in the period	17	8	—	25

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
As of June 30, 2020 and December 31, 2019, there were $60 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$693	Discounted cash flow	Credit spread	1% - 9% (3%)

December 31, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% - 6% (2%)

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

June 30, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,042	$—	$—	$1,104	$1,104
Liabilities
Long term debt	$2,680	$—	$2,953	$—	$2,953

December 31, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$994	$—	$—	$1,025	$1,025
Note receivable	21	—	—	21	21
Liabilities
Long term debt	$2,679	$—	$2,906	$—	$2,906

In the first quarter of 2020, the note receivable was repaid in full. As of December 31, 2019, the note receivable was included within Other assets on the Condensed Consolidated Balance Sheets.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $301 million and $376 million for the three and six months ended June 30, 2020. Net catastrophe losses for the three months ended June 30, 2020 included $182 million related to the COVID-19 pandemic, $61 million related to civil unrest and $58 million related primarily to severe weather related events. Net catastrophe losses for the six months ended June 30, 2020 included $195 million related to the COVID-19 pandemic, $61 million related to civil unrest and $120 million related primarily to severe weather related events. The Company reported catastrophe losses, net of reinsurance, of $38 million and $96 million for the three and six months ended June 30, 2019 related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the six months ended June 30
(In millions)	2020	2019
Reserves, beginning of year:
Gross	$21,720	$21,984
Ceded	3,835	4,019
Net reserves, beginning of year	17,885	17,965
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,899	2,615
Increase (decrease) in provision for insured events of prior years	19	(36)
Amortization of discount	98	98
Total net incurred (1)	3,016	2,677
Net payments attributable to:
Current year events	(256)	(315)
Prior year events	(2,342)	(2,519)
Total net payments	(2,598)	(2,834)
Foreign currency translation adjustment and other	(35)	55
Net reserves, end of period	18,268	17,863
Ceded reserves, end of period	4,002	3,866
Gross reserves, end of period	$22,270	$21,729

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

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Specialty	$(20)	$(18)	$(31)	$(38)
Commercial	45	(12)	41	(20)
International	(3)	(1)	(3)	13
Corporate & Other	—	—	—	—
Total pretax (favorable) unfavorable development	$22	$(31)	$7	$(45)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$15	$10	$30
Other Professional Liability and Management Liability	(9)	(7)	(6)	(19)
Surety	—	(15)	(30)	(40)
Warranty	(3)	(7)	(3)	(7)
Other	(8)	(4)	(2)	(2)
Total pretax (favorable) unfavorable development	$(20)	$(18)	$(31)	$(38)

Three Months
2019
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on individual claims and higher than expected severity emergence in accident year 2017 in the Company's dentists business.
Favorable development in surety was due to lower than expected frequency for accident years 2015 and 2016.
Six Months
2020
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on specific claims in accident years 2015 and 2016 in the Company's aging services business.
Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.
2019
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident year 2013 in the Company's allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity emergence in accident year 2017 in the Company's dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions.
Favorable development in surety was due to lower than expected frequency for accident years 2016 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Commercial Auto	$15	$(3)	$24	$(8)
General Liability	50	13	50	(7)
Workers' Compensation	(61)	(7)	(74)	(5)
Property and Other	41	(15)	41	—
Total pretax (favorable) unfavorable development	$45	$(12)	$41	$(20)

Three Months
2020
Unfavorable development in commercial auto was due to unfavorable claim severity in the Company's middle market and construction business in accident years 2017 through 2019.
Unfavorable development in general liability was driven by higher than expected emergence in mass tort exposures, primarily due to New York reviver statute-related claims from accident years prior to 2010.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in the Company's middle market, national accounts, and marine business units.
2019
Unfavorable development in general liability was primarily due to higher than expected large loss experience in the Company's excess and umbrella business in accident year 2017.
Favorable development in property and other was primarily due to continued lower than expected claim severity from catastrophes in accident year 2017.
Six Months
2020
Unfavorable development in commercial auto was due to unfavorable claim severity in the Company's middle market and construction business in accident years 2017 through 2019.
Unfavorable development in general liability was driven by higher than expected emergence in mass tort exposures, primarily due to New York reviver statute-related claims from accident years prior to 2010.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in the Company's middle market, national accounts, and marine business units.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Casualty	$(6)	$(5)	$(6)	$(5)
Property, Energy and Marine(1)	1	5	1	19
Specialty	2	(1)	2	(1)
Total pretax (favorable) unfavorable development	$(3)	$(1)	$(3)	$13

(1)
Effective January 1, 2020 the Property and Energy and Marine lines of business have been combined in the International segment. Prior period information has been conformed to the new line of business presentation.

Six Months
2019
Unfavorable development in property, energy and marine was driven by higher than expected claims in Hardy on 2018 accident year catastrophes.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $20 million and $14 million for the three months ended June 30, 2020 and 2019 and $34 million and $36 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the cumulative amounts ceded under the LPT were $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $358 million and $392 million as of June 30, 2020 and December 31, 2019 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.3 billion and $3.7 billion as of June 30, 2020 and December 31, 2019. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of June 30, 2020 and December 31, 2019, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2020, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$20	$25	$40	$50
Expected return on plan assets	(39)	(35)	(78)	(71)
Amortization of net actuarial (gain) loss	11	10	22	20
Settlement loss	1	—	2	—
Total net periodic pension cost (benefit)	$(7)	$—	$(14)	$(1)

For the three and six months ended June 30, 2020, the Company recognized $2 million and $4 million of non-service benefit in Insurance claims and policyholders' benefits and $5 million and $10 million of non-service benefit in Other operating expenses. For the three and six months ended June 30, 2019, the Company recognized less than $1 million of non-service benefit in Insurance claims and policyholders' benefits and less than $1 million and $1 million of non-service benefit in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2020	$(11)	$(19)	$(822)	$(218)	$(1,070)
Other comprehensive income (loss) before reclassifications	(2)	1,209	(2)	24	1,229
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(4), $2, $- and $(1)	(4)	18	(9)	—	5
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(317), $(1), $- and $(319)	2	1,191	7	24	1,224
Balance as of June 30, 2020	$(9)	$1,172	$(815)	$(194)	$154

(In millions)	Net unrealized gains (losses) on investments with OTTI losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2019	$20	$587	$(768)	$(163)	$(324)
Other comprehensive income (loss) before reclassifications	(1)	434	—	—	433
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $-, $2, $- and $2	(1)	(2)	(8)	—	(11)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(114), $(2), $- and $(117)	—	436	8	—	444
Balance as of June 30, 2019	$20	$1,023	$(760)	$(163)	$120

(1)
As of January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Net unrealized gains (losses) on investments with OTTI losses column that tracked the change in unrealized gains (losses) on investments with OTTI losses has been replaced with the Net unrealized gains (losses) on investments with an allowance for credit losses column. The balances previously reported in the Net unrealized gains (losses) on investments with OTTI losses column are now reported in the Net unrealized gains (losses) on other investments column.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(50)	143	(1)	(53)	39
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $11, $2, $5, $- and $18	(41)	(4)	(19)	—	(64)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(36), $(4), $- and $(38)	(9)	147	18	(53)	103
Balance as of June 30, 2020	$(9)	$1,172	$(815)	$(194)	$154

(In millions)	Net unrealized gains (losses) on investments with OTTI losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	3	955	(1)	17	974
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $1, $4, $- and $5	(1)	(7)	(16)	—	(24)
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(255), $(4), $- and $(261)	4	962	15	17	998
Balance as of June 30, 2019	$20	$1,023	$(760)	$(163)	$120

(1)
As of January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Net unrealized gains (losses) on investments with OTTI losses column that tracked the change in unrealized gains (losses) on investments with OTTI losses has been replaced with the Net unrealized gains (losses) on investments with an allowance for credit losses column. The balances previously reported in the Net unrealized gains (losses) on investments with OTTI losses column are now reported in the Net unrealized gains (losses) on other investments column.

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$705	$795	$224	$126	$—	$—	$1,850
Net investment income	133	177	14	206	4	—	534
Non-insurance warranty revenue	308	—	—	—	—	—	308
Other revenues	—	5	—	—	1	(1)	5
Total operating revenues	1,146	977	238	332	5	(1)	2,697
Claims, benefits and expenses
Net incurred claims and benefits	508	666	176	304	(18)	—	1,636
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	153	147	42	—	—	—	342
Non-insurance warranty expense	285	—	—	—	—	—	285
Other insurance related expenses	73	124	39	25	(1)	—	260
Other expenses	10	13	(2)	—	35	(1)	55
Total claims, benefits and expenses	1,030	955	255	329	16	(1)	2,584
Core income (loss) before income tax	116	22	(17)	3	(11)	—	113
Income tax (expense) benefit on core income (loss)	(26)	(2)	3	11	—	—	(14)
Core income (loss)	$90	$20	$(14)	$14	$(11)	$—	99
Net investment gains (losses)							69
Income tax (expense) benefit on net investment gains (losses)							(17)
Net investment gains (losses), after tax							52
Net income (loss)							$151

Three months ended June 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$688	$763	$243	$130	$—	$—	$1,824
Net investment income	134	154	15	205	7	—	515
Non-insurance warranty revenue	285	—	—	—	—	—	285
Other revenues	(1)	3	1	—	2	(1)	4
Total operating revenues	1,106	920	259	335	9	(1)	2,628
Claims, benefits and expenses
Net incurred claims and benefits	395	507	147	309	(12)	—	1,346
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	152	130	56	—	—	—	338
Non-insurance warranty expense	263	—	—	—	—	—	263
Other insurance related expenses	76	119	34	30	(1)	—	258
Other expenses	12	7	3	2	34	(1)	57
Total claims, benefits and expenses	899	768	240	341	21	(1)	2,268
Core income (loss) before income tax	207	152	19	(6)	(12)	—	360
Income tax (expense) benefit on core income (loss)	(46)	(32)	(2)	13	1	—	(66)
Core income (loss)	$161	$120	$17	$7	$(11)	$—	294
Net investment gains (losses)							(18)
Income tax (expense) benefit on net investment gains (losses)							2
Net investment gains (losses), after tax							(16)
Net income (loss)							$278

Six months ended June 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,390	$1,613	$463	$253	$—	$—	$3,719
Net investment income	189	224	29	414	7	—	863
Non-insurance warranty revenue	609	—	—	—	—	—	609
Other revenues	1	12	—	—	3	(3)	13
Total operating revenues	2,189	1,849	492	667	10	(3)	5,204
Claims, benefits and expenses
Net incurred claims and benefits	913	1,224	330	620	(32)	—	3,055
Policyholders’ dividends	2	10	—	—	—	—	12
Amortization of deferred acquisition costs	304	291	91	—	—	—	686
Non-insurance warranty expense	566	—	—	—	—	—	566
Other insurance related expenses	142	251	75	51	(1)	—	518
Other expenses	23	19	11	3	74	(3)	127
Total claims, benefits and expenses	1,950	1,795	507	674	41	(3)	4,964
Core income (loss) before income tax	239	54	(15)	(7)	(31)	—	240
Income tax (expense) benefit on core income (loss)	(53)	(10)	3	25	2	—	(33)
Core income (loss)	$186	$44	$(12)	$18	$(29)	$—	207
Net investment gains (losses)							(147)
Income tax (expense) benefit on net investment gains (losses)							30
Net investment gains (losses), after tax							(117)
Net income (loss)							$90

June 30, 2020
(In millions)
Reinsurance receivables	$897	$925	$246	$407	$1,984	$—	$4,459
Insurance receivables	1,035	1,429	313	10	1	—	2,788
Deferred acquisition costs	315	293	91	—	—	—	699
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	2,916	—	—	—	—	—	2,916
Insurance reserves
Claim and claim adjustment expenses	5,696	8,830	1,906	3,751	2,087	—	22,270
Unearned premiums	2,424	1,927	517	128	—	—	4,996
Future policy benefits	—	—	—	12,596	—	—	12,596
Deferred non-insurance warranty revenue	3,852	—	—	—	—	—	3,852

Six months ended June 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,349	$1,526	$493	$260	$—	$(1)	$3,627
Net investment income	289	344	30	409	14	—	1,086
Non-insurance warranty revenue	566	—	—	—	—	—	566
Other revenues	—	10	1	1	4	(3)	13
Total operating revenues	2,204	1,880	524	670	18	(4)	5,292
Claims, benefits and expenses
Net incurred claims and benefits	787	1,017	309	617	(33)	—	2,697
Policyholders’ dividends	2	10	—	—	—	—	12
Amortization of deferred acquisition costs	299	257	124	—	—	—	680
Non-insurance warranty expense	523	—	—	—	—	—	523
Other insurance related expenses	146	249	59	58	(2)	(1)	509
Other expenses	24	18	7	4	73	(3)	123
Total claims, benefits and expenses	1,781	1,551	499	679	38	(4)	4,544
Core income (loss) before income tax	423	329	25	(9)	(20)	—	748
Income tax (expense) benefit on core income (loss)	(93)	(70)	(2)	26	3	—	(136)
Core income (loss)	$330	$259	$23	$17	$(17)	$—	612
Net investment gains (losses)							13
Income tax (expense) benefit on net investment gains (losses)							(5)
Net investment gains (losses), after tax							8
Net income (loss)							$620

December 31, 2019
(In millions)
Reinsurance receivables	$575	$855	$247	$385	$2,142	$—	$4,204
Insurance receivables	971	1,210	284	16	—	—	2,481
Deferred acquisition costs	311	257	94	—	—	—	662
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,840	—	—	—	—	—	2,840
Insurance reserves
Claim and claim adjustment expenses	5,238	8,656	1,876	3,716	2,234	—	21,720
Unearned premiums	2,337	1,626	495	125	—	—	4,583
Future policy benefits	—	—	—	12,311	—	—	12,311
Deferred non-insurance warranty revenue	3,779	—	—	—	—	—	3,779

The following table presents operating revenue by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Specialty
Management & Professional Liability	$645	$629	$1,213	$1,265
Surety	153	151	291	290
Warranty & Alternative Risks	348	326	685	649
Specialty revenues	1,146	1,106	2,189	2,204
Commercial
Middle Market	355	351	690	708
Construction (1)	275	241	525	489
Small Business	114	123	226	254
Other Commercial	233	205	408	429
Commercial revenues	977	920	1,849	1,880
International
Canada	68	68	141	134
Europe	94	88	186	179
Hardy	76	103	165	211
International revenues	238	259	492	524
Life & Group revenues	332	335	667	670
Corporate & Other revenues	5	9	10	18
Eliminations	(1)	(1)	(3)	(4)
Total operating revenues	2,697	2,628	5,204	5,292
Net investment gains (losses)	69	(18)	(147)	13
Total revenues	$2,766	$2,610	$5,057	$5,305

(1)
Effective January 1, 2020, the Construction line of business is presented separately in the Commercial segment to better align with the Company's underwriting expertise and the manner in which the products are sold. Prior period information has been conformed to the new line of business presentation.

Note J. Non-Insurance Revenues from Contracts with Customers
The Company reported $3.9 billion of Deferred non-insurance warranty revenue as of June 30, 2020 and $3.8 billion as of December 31, 2019. For the three and six months ended June 30, 2020, the Company recognized $278 million and $564 million of revenues that were included in the deferred revenue balance as of January 1, 2020. For the three and six months ended June 30, 2019, the Company recognized $246 million and $511 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the three and six months ended June 30, 2020 and 2019, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.6 billion of the deferred revenue in the remainder of 2020, $1.0 billion in 2021, $0.8 billion in 2022 and $1.5 billion thereafter.

Note K. Expected Credit Losses - Uncollectible Reinsurance and Insurance Receivables
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, the Company separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary reinsurance exposures to mandatory pools. The Company has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on the Company’s historical loss experience and the Company’s assessment of reinsurance counterparty risk profile, which generally corresponds with a B rating. Changes in the allowance are presented as a component of Insurance claims and policyholders' benefits on the Condensed Consolidated Statements of Operations.
The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating.

(In millions)	June 30, 2020
A- to A++	$2,717
B- to B++	926
Insolvent	4
Total voluntary reinsurance outstanding balance(1)	$3,647

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

CONSOLIDATED OPERATIONS
Results of Operations
In March 2020, the World Health Organization declared COVID-19 to be a pandemic. The pandemic, together with global, national, regional and local efforts to mitigate the spread of the virus, have rapidly evolved and led to severely depressed economic conditions and financial market disruption. These conditions have had an impact across our enterprise, including significant underwriting losses recorded during the second quarter of 2020 as discussed below. During the first quarter of 2020 we experienced significant declines in the value of our investment portfolio, and while financial markets have partially recovered during the second quarter of 2020, our Net investment income and Net investment losses are unfavorable for the six months ended June 30, 2020 as compared with the same period in 2019.
For more discussion of COVID-19 impacts on our underwriting results, detailed components of our business operations and a discussion of the core income (loss) financial measure, see the Segment Results section within this MD&A. For further discussion of Net investment income and Net investment gains or losses, see the Investments section of this MD&A. For further discussion of the risks to our business associated with COVID-19, see the Risk Factor included under Part II, Item 1A of this Form 10-Q.
The following table includes the consolidated results of our operations including our financial measure, core income (loss).

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Operating Revenues
Net earned premiums	$1,850	$1,824	$3,719	$3,627
Net investment income	534	515	863	1,086
Non-insurance warranty revenue	308	285	609	566
Other revenues	5	4	13	13
Total operating revenues	2,697	2,628	5,204	5,292
Claims, Benefits and Expenses
Net incurred claims and benefits	1,636	1,346	3,055	2,697
Policyholders' dividends	6	6	12	12
Amortization of deferred acquisition costs	342	338	686	680
Non-insurance warranty expense	285	263	566	523
Other insurance related expenses	260	258	518	509
Other expenses	55	57	127	123
Total claims, benefits and expenses	2,584	2,268	4,964	4,544
Core income before income tax	113	360	240	748
Income tax expense on core income	(14)	(66)	(33)	(136)
Core income	99	294	207	612
Net investment gains (losses)	69	(18)	(147)	13
Income tax (expense) benefit on net investment gains (losses)	(17)	2	30	(5)
Net investment gains (losses), after tax	52	(16)	(117)	8
Net income	$151	$278	$90	$620

Three Month Comparison
Core income decreased $195 million for the three months ended June 30, 2020 as compared with the same period in 2019. Core income for our Property & Casualty Operations decreased $202 million primarily due to higher net catastrophe losses and unfavorable net prior year loss reserve development. These results were partially offset by favorable net investment income driven by limited partnership and common stock returns and favorable non-catastrophe current accident year underwriting results. Core income for our Life & Group segment increased $7 million while the core loss for our Corporate & Other segment was consistent with the prior period.
Net catastrophe losses were $301 million and $38 million for the three months ended June 30, 2020 and 2019. Catastrophe losses for the three months ended June 30, 2020 include $182 million related to COVID-19, $61 million related to civil unrest and $58 million related primarily to severe weather related events. The COVID-19 losses in the second quarter of 2020 follow a detailed review and analysis of existing and potential exposures in light of current information, and represent the Company's best estimate of its ultimate insurance losses and loss adjustment expenses, including defense costs resulting from the pandemic and the consequent economic crisis. The losses were substantially driven by healthcare professional liability with additional impacts from workers' compensation, management liability, commercial property, trade credit and surety. Due to the recent timing of the event, emergence pattern of claims and long tail nature of certain exposures the losses are substantially classified as incurred but not reported (IBNR) reserves.
The COVID-19 catastrophe losses do not include the benefits of lower current accident year losses associated with lower loss frequency in certain lines of business as a result of shelter in place restrictions. Those benefits are modest and are partially offset by the impact of a reduction in our estimated audit premiums and an increase in our credit allowance for premiums receivables resulting from the depressed economic conditions.
Unfavorable net prior year loss reserve development of $22 million was recorded for the three months ended June 30, 2020 as compared with favorable development of $31 million for the three months ended June 30, 2019 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Core income decreased $405 million for the six months ended June 30, 2020 as compared with the same period in 2019. Core income for our Property & Casualty Operations decreased $394 million due to higher net catastrophe losses and lower net investment income driven by limited partnership and common stock returns. Core income for our Life & Group segment increased $1 million while the core loss for our Corporate & Other segment increased $12 million.
Net catastrophe losses were $376 million and $96 million for the six months ended June 30, 2020 and 2019. Catastrophe losses for the six months ended June 30, 2020 include $195 million related to COVID-19, $61 million related to civil unrest and $120 million related primarily to severe weather related events. Unfavorable net prior year loss reserve development of $7 million was recorded for the six months ended June 30, 2020 as compared with favorable development of $45 million recorded for the six months ended June 30, 2019 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

SEGMENT RESULTS
Expected impact of COVID-19 on underwriting results
During the second quarter of 2020, our underwriting results were negatively impacted by COVID-19 and the related depressed economic conditions. In many geographic locations, the virus’ spread continues to accelerate. Areas where the virus has largely been brought under control continue to be at risk of a second wave. Accordingly, it remains the case that several months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 are not yet known and may not emerge for some time. Until the virus is brought under control, the timing of any economic recovery remains uncertain. As a result, the impact to our results in the first and second quarters of 2020 may not be indicative of its impacts for the remainder of 2020 or thereafter. For further discussion of the risks to our business associated with COVID-19 and measures to mitigate the spread of the virus, see the Investments and Liquidity and Capital Resources sections of this MD&A and the Risk Factor included under Part II, Item 1A of this Form 10-Q.
We experienced year-over-year growth in gross and net written premiums, excluding third party captives, driven by rate increases across property and casualty lines of business. Depressed economic conditions generally have had an unfavorable impact on premium exposures, including audit premium adjustments, policy endorsements, and mid-term cancellations and adjustments. This is particularly the case in our Commercial lines where shelter in place restrictions and reduced economic activity has caused businesses to reduce payroll or otherwise shutter operations. As a result, we recorded a decrease in our estimated audit premiums during the second quarter of 2020 impacting our net earned premiums. If general economic conditions do not improve in the latter half of 2020 or thereafter, our net written premiums and net earned premiums may continue to be unfavorably impacted as a result.
Net written premiums are also impacted by the terms and conditions and related cost of reinsurance programs. In the second quarter of 2020 we renewed multiple property and casualty reinsurance treaties at higher costs as well as purchased additional coverage, which will have an unfavorable impact on our net earned premium in future quarters.
Lower net earned premiums had an unfavorable impact on our expense ratio in the second quarter of 2020. Our expense ratio was also unfavorably impacted by an increase in our allowance for uncollectible insurance receivables as certain customers, across a broad spectrum of industries and markets, have been impacted by lost business, affecting our ability to collect amounts owed to us. These impacts could continue through the remainder of 2020, and possibly thereafter, as the situation continues to evolve.
While our losses incurred during the first six months of 2020 related to COVID-19 represent our best estimate of ultimate insurance losses resulting from events occurring in the first six months of 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects continue to rapidly evolve, and could materially impact our ultimate loss estimate, including in lines of business where losses have already been incurred as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus as well as additional or extended shelter in place restrictions and business closures, could cause us to experience additional COVID-19 related catastrophe losses in future quarters.
We have also experienced modest benefits in certain lines of business as a result of lower loss frequency from shelter in place restrictions. Those benefits only apply to a portion of our portfolio, as our larger portfolios, including healthcare, construction and property coverages, have seen limited benefit. In addition, the impact from lower frequency is mostly offset by higher severity in certain areas of the portfolio.
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

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019	2020	2019
Gross written premiums	$1,762	$1,724	$3,476	$3,425
Gross written premiums excluding third party captives	811	755	1,552	1,485
Net written premiums	742	713	1,436	1,411
Net earned premiums	705	688	1,390	1,349
Net investment income	133	134	189	289
Core income	90	161	186	330

Other performance metrics:
Loss ratio excluding catastrophes and development	59.9%	59.9%	59.7%	60.2%
Effect of catastrophe impacts	15.0	0.1	8.2	1.0
Effect of development-related items	(2.9)	(2.6)	(2.3)	(2.9)
Loss ratio	72.0%	57.4%	65.6%	58.3%
Expense ratio	32.0	33.1	32.1	33.0
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	104.2%	90.7%	97.9%	91.5%
Combined ratio excluding catastrophes and development	92.1%	93.2%	92.0%	93.4%

Rate	12%	4%	10%	3%
Renewal premium change	11	5	10	6
Retention	85	89	85	89
New business	$96	$97	$170	$182
Three Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $56 million for the three months ended June 30, 2020 as compared with the same period in 2019 driven by strong rate. Net written premiums for Specialty increased $29 million for the three months ended June 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $71 million for the three months ended June 30, 2020 as compared with the same period in 2019 due to higher net catastrophe losses.
The combined ratio of 104.2% increased 13.5 points for the three months ended June 30, 2020 as compared with the same period in 2019. The loss ratio increased 14.6 points driven by higher net catastrophe losses. Net catastrophe losses were $105 million, or 15.0 points of the loss ratio, for the three months ended June 30, 2020, as compared with $1 million, or 0.1 points of the loss ratio, for the three months ended June 30, 2019. Net catastrophe losses for the three months ended June 30, 2020 included $103 million related to the COVID-19 pandemic. The expense ratio improved 1.1 points for the three months ended June 30, 2020 as compared with the same period in 2019 driven by lower underwriting expenses and higher net earned premiums.
Favorable net prior year loss reserve development of $20 million and $18 million was recorded for the three months ended June 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $67 million for the six months ended June 30, 2020 as compared with the same period in 2019 driven by strong rate. Net written premiums for Specialty increased $25 million for the six months ended June 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $144 million for the six months ended June 30, 2020 as compared with the same period in 2019 due to higher net catastrophe losses and lower net investment income driven by limited partnership and common stock returns.
The combined ratio of 97.9% increased 6.4 points for the six months ended June 30, 2020 as compared with the same period in 2019. The loss ratio increased 7.3 points due to higher net catastrophe losses. Net catastrophe losses were $113 million, or 8.2 points of the loss ratio, for the six months ended June 30, 2020, as compared with $13 million, or 1.0 point of the loss ratio, for the six months ended June 30, 2019. Net catastrophe losses for the six months ended June 30, 2020 included $109 million related to the COVID-19 pandemic. The expense ratio improved 0.9 points for the six months ended June 30, 2020 as compared with the same period in 2019 driven by lower underwriting expenses and higher net earned premiums.
Favorable net prior year loss reserve development of $31 million and $38 million was recorded for the six months ended June 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2020	December 31, 2019
Gross case reserves	$1,569	$1,481
Gross IBNR reserves	4,127	3,757
Total gross carried claim and claim adjustment expense reserves	$5,696	$5,238
Net case reserves	$1,407	$1,343
Net IBNR reserves	3,412	3,333
Total net carried claim and claim adjustment expense reserves	$4,819	$4,676

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019	2020	2019
Gross written premiums	$1,126	$1,024	$2,188	$1,965
Gross written premiums excluding third party captives	1,044	958	2,103	1,891
Net written premiums	949	912	1,899	1,761
Net earned premiums	795	763	1,613	1,526
Net investment income	177	154	224	344
Core income	20	120	44	259

Other performance metrics:
Loss ratio excluding catastrophes and development	59.0%	61.7%	60.1%	61.9%
Effect of catastrophe impacts	19.0	4.9	12.8	5.1
Effect of development-related items	6.0	(0.1)	3.0	(0.3)
Loss ratio	84.0%	66.5%	75.9%	66.7%
Expense ratio	33.9	32.6	33.6	33.2
Dividend ratio	0.6	0.6	0.6	0.6
Combined ratio	118.5%	99.7%	110.1%	100.5%
Combined ratio excluding catastrophes and development	93.5%	94.9%	94.3%	95.7%

Rate	9%	3%	9%	3%
Renewal premium change	8	5	8	5
Retention	83	87	84	86
New business	$205	$186	$403	$350
Three Month Comparison
Gross written premiums for Commercial increased $102 million for the three months ended June 30, 2020 as compared with the same period in 2019 driven by strong rate and higher new business. Net written premiums for Commercial increased $37 million for the three months ended June 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums partially offset by a reduction in estimated audit premiums as a result of the economic slowdown arising from COVID-19.
Core income decreased $100 million for the three months ended June 30, 2020 as compared with the same period in 2019 driven by higher net catastrophe losses and unfavorable net prior year loss reserve development in the current year period, including a $50 million charge for mass tort exposures primarily due to New York reviver statute-related claims.
The combined ratio of 118.5% increased 18.8 points for the three months ended June 30, 2020 as compared with the same period in 2019. The loss ratio increased 17.5 points driven by higher net catastrophe losses and unfavorable net prior year loss reserve development. Net catastrophe losses were $151 million, or 19.0 points of the loss ratio, for the three months ended June 30, 2020, as compared with $37 million, or 4.9 points of the loss ratio, for the three months ended June 30, 2019. Net catastrophe losses for the three months ended June 30, 2020 included $43 million related to the COVID-19 pandemic, $61 million related to civil unrest and $47 million related primarily to severe weather related events. The combined ratio excluding catastrophes and development of 93.5% improved 1.4 points for the three months ended June 30, 2020 as compared with the same period in 2019 which reflects a 0.7 point net benefit related to COVID-19 from lower loss frequency as a result of shelter in place restrictions and an adverse impact from a reduction in estimated audit premiums. These items decreased the loss ratio by 1.8 points and increased the expense ratio by 1.1 points. Excluding the impacts of COVID-19, the combined ratio excluding catastrophes and development improved 0.7 points due to the loss ratio.

Unfavorable net prior year loss reserve development of $45 million was recorded for the three months ended June 30, 2020 as compared with favorable development of $12 million recorded for the three months ended June 30, 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Gross written premiums for Commercial increased $223 million for the six months ended June 30, 2020 as compared with the same period in 2019 driven by strong rate and higher new business. Net written premiums for Commercial increased $138 million for the six months ended June 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums partially offset by a reduction in estimated audit premiums as a result of the economic slowdown arising from COVID-19.
Core income decreased $215 million for the six months ended June 30, 2020 as compared with the same period in 2019 due to higher net catastrophe losses, lower net investment income driven by limited partnership and common stock returns and unfavorable net prior year loss reserve development in the current year period, including a $50 million charge for mass tort exposures primarily due to New York reviver statute-related claims.
The combined ratio of 110.1% increased 9.6 points for the six months ended June 30, 2020 as compared with the same period in 2019. The loss ratio increased 9.2 points driven by higher net catastrophe losses and unfavorable net prior year loss reserve development. Net catastrophe losses were $208 million, or 12.8 points of the loss ratio, for the six months ended June 30, 2020, as compared with $77 million, or 5.1 points of the loss ratio, for the six months ended June 30, 2019. Net catastrophe losses for the six months ended June 30, 2020 included $48 million related to the COVID-19 pandemic, $61 million related to civil unrest and $99 million related primarily to severe weather related events. The combined ratio excluding catastrophes and development of 94.3% improved 1.4 points for the six months ended June 30, 2020 as compared with the same period in 2019 which reflects a 0.3 point net benefit related to COVID-19 from lower loss frequency as a result of shelter in place restrictions and an adverse impact from a reduction in estimated audit premiums. These items decreased the loss ratio by 0.9 points and increased the expense ratio by 0.6 points. Excluding the impacts of COVID-19, the combined ratio excluding catastrophes and development improved 1.1 points due to the loss ratio.
Unfavorable net prior year loss reserve development of $41 million was recorded for the six months ended June 30, 2020 as compared with favorable development of $20 million recorded for the six months ended June 30, 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2020	December 31, 2019
Gross case reserves	$3,782	$3,937
Gross IBNR reserves	5,048	4,719
Total gross carried claim and claim adjustment expense reserves	$8,830	$8,656
Net case reserves	$3,351	$3,543
Net IBNR reserves	4,668	4,306
Total net carried claim and claim adjustment expense reserves	$8,019	$7,849

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019	2020	2019
Gross written premiums	$277	$287	$584	$611
Net written premiums	239	249	458	508
Net earned premiums	224	243	463	493
Net investment income	14	15	29	30
Core (loss) income	(14)	17	(12)	23

Other performance metrics:
Loss ratio excluding catastrophes and development	59.9%	60.1%	60.1%	58.5%
Effect of catastrophe impacts	19.9	0.2	11.9	1.3
Effect of development-related items	(1.2)	(0.1)	(0.7)	2.7
Loss ratio	78.6%	60.2%	71.3%	62.5%
Expense ratio	36.7	37.3	36.1	37.2
Combined ratio	115.3%	97.5%	107.4%	99.7%
Combined ratio excluding catastrophes and development	96.6%	97.4%	96.2%	95.7%

Rate	13%	7%	11%	6%
Renewal premium change	11	8	9	4
Retention	74	70	72	69
New business	$62	$75	$130	$155
Three Month Comparison
Gross written premiums for International decreased $10 million for the three months ended June 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $3 million driven by the continued impact of the strategic exit from certain Lloyd’s business classes, offset by growth in Europe and Canada. Net written premiums decreased $10 million for the three months ended June 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, net written premiums decreased $6 million for the three months ended June 30, 2020 as compared with the same period in 2019. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $31 million for the three months ended June 30, 2020 as compared with the same period in 2019 due to higher net catastrophe losses.
The combined ratio of 115.3% increased 17.8 points for the three months ended June 30, 2020 as compared with the same period in 2019. The loss ratio increased 18.4 points driven by higher net catastrophe losses. Net catastrophe losses were $45 million, or 19.9 points of the loss ratio, for the three months ended June 30, 2020, as compared with less than $1 million, or 0.2 points of the loss ratio, for the three months ended June 30, 2019. Net catastrophe losses for the three months ended June 30, 2020 included $36 million related to the COVID-19 pandemic. The combined ratio excluding catastrophes and development of 96.6% improved 0.8 points for the three months ended June 30, 2020 as compared with the same period in 2019 due to a 0.2 point improvement in the loss ratio excluding catastrophes and development primarily driven by lower loss frequency from the impact of COVID-19 as well as 0.6 points of improvement in the expense ratio driven by lower acquisition and underwriting expenses.
Favorable net prior year loss reserve development of $3 million and $1 million was recorded for the three months ended June 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for International decreased $27 million for the six months ended June 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $18 million driven by the continued impact of the strategic exit from certain Lloyd’s business classes, offset by growth in Canada and Europe. Net written premiums decreased $50 million for the six months ended June 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, net written premiums decreased $42 million for the six months ended June 30, 2020 as compared with the same period in 2019. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $35 million for the six months ended June 30, 2020 as compared with the same period in 2019 driven by higher net catastrophe losses partially offset by favorable net prior year loss reserve development in the current year period.
The combined ratio of 107.4% increased 7.7 points for the six months ended June 30, 2020 as compared with the same period in 2019. The loss ratio increased 8.8 points driven by higher net catastrophe losses partially offset by favorable net prior year loss reserve development in the current year period. Net catastrophe losses were $55 million, or 11.9 points of the loss ratio, for the six months ended June 30, 2020, as compared with $6 million, or 1.3 points of the loss ratio, for the six months ended June 30, 2019. Net catastrophe losses for the six months ended June 30, 2020 included $38 million related to the COVID-19 pandemic. The expense ratio improved 1.1 points for the six months ended June 30, 2020 as compared with the same period in 2019 driven by lower acquisition and underwriting expenses.
Favorable net prior year loss reserve development of $3 million was recorded for the six months ended June 30, 2020 as compared with unfavorable development of $13 million for the six months ended June 30, 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2020	December 31, 2019
Gross case reserves	$815	$858
Gross IBNR reserves	1,091	1,018
Total gross carried claim and claim adjustment expense reserves	$1,906	$1,876
Net case reserves	$727	$759
Net IBNR reserves	927	869
Total net carried claim and claim adjustment expense reserves	$1,654	$1,628

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Net earned premiums	$126	$130	$253	$260
Net investment income	206	205	414	409
Core income (loss) before income tax	3	(6)	(7)	(9)
Income tax benefit on core income (loss)	11	13	25	26
Core income	14	7	18	17
Three Month Comparison
Core income of $14 million for the three months ended June 30, 2020 was primarily driven by better than expected persistency.
Six Month Comparison
Results for the six months ended June 30, 2020 were generally consistent with the three month summary above.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Net investment income	$4	$7	$7	$14
Interest expense	31	34	62	68
Core loss	(11)	(11)	(29)	(17)
Three Month Comparison
Results for the three months ended June 30, 2020 were generally consistent with the same period in 2019.
Six Month Comparison
Core loss is driven by interest expense on corporate debt partially offset by amortization of the deferred gain related to the A&EP Loss Portfolio Transfer (LPT). The A&EP LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2020	December 31, 2019
Gross case reserves	$1,169	$1,137
Gross IBNR reserves	918	1,097
Total gross carried claim and claim adjustment expense reserves	$2,087	$2,234
Net case reserves	$89	$92
Net IBNR reserves	78	83
Total net carried claim and claim adjustment expense reserves	$167	$175

INVESTMENTS
The financial market disruption in the first quarter of 2020 significantly impacted our investment portfolio. Losses from our limited partnership and common and preferred equity portfolios, as well as the recognition of impairment losses on certain fixed maturity holdings, negatively impacted our Net income for the three months ended March 31, 2020. While financial markets have partially recovered during the second quarter of 2020, there could be continued volatility in our investment portfolio.
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Fixed income securities:
Taxable fixed income securities	$360	$385	$731	$768
Tax-exempt fixed income securities	80	80	158	162
Total fixed income securities	440	465	889	930
Limited partnership investments	44	37	(26)	113
Common stock	40	6	(15)	26
Other, net of investment expense	10	7	15	17
Pretax net investment income	$534	$515	$863	$1,086
Fixed income securities, after tax	$361	$382	$728	$762
Net investment income, after tax	436	420	709	885

Effective income yield for the fixed income securities portfolio, pretax	4.6%	4.8%	4.6%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.8%	3.9%	3.8%	3.9%
Limited partnership and common stock return	5.0%	2.1%	(2.3)%	6.8%
Pretax net investment income increased $19 million for the three months ended June 30, 2020 as compared with the same period in 2019 driven by limited partnership and common stock returns offset by lower yields in our fixed income portfolio. The limited partnership returns for the three months ended June 30, 2020 include limited partnerships representing 55% reporting on a current basis with no reporting lag and 45% reporting on a lag, primarily three months or less. Limited partnerships reporting on a current basis include substantially all of the Company's hedge funds.
Pretax net investment income decreased $223 million for the six months ended June 30, 2020 as compared with the same period in 2019 driven by limited partnership and common stock returns and lower yields in our fixed income portfolio.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Fixed maturity securities:
Corporate and other bonds	$(40)	$(7)	$(119)	$(7)
States, municipalities and political subdivisions	33	4	33	12
Asset-backed	24	—	28	(14)
Total fixed maturity securities	17	(3)	(58)	(9)
Non-redeemable preferred stock	63	11	(70)	53
Short term and other	(11)	(26)	(6)	(31)
Mortgage loans	—	—	(13)	—
Net investment gains (losses)	69	(18)	(147)	13
Income tax (expense) benefit on net investment gains (losses)	(17)	2	30	(5)
Net investment gains (losses), after tax	$52	$(16)	$(117)	$8
Net investment gains (losses) increased $87 million for the three months ended June 30, 2020 as compared with the same period in 2019. The increase was driven by the favorable change in fair value of non-redeemable preferred stock and higher net realized investment gains on sales of fixed maturity securities. Pretax impairment losses of $11 million on available-for-sale securities were recognized in the current quarter.
Net investment gains (losses) decreased $160 million for the six months ended June 30, 2020 as compared with the same period in 2019. The decrease was driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock. Pretax impairment losses of $103 million on available-for-sale securities and $13 million of credit losses on mortgage loans were recognized for the six months ended June 30, 2020.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2020		December 31, 2019
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,997	$149	$4,136	$95
AAA	3,599	443	3,254	349
AA	6,717	920	6,663	801
A	9,257	1,218	9,062	1,051
BBB	16,867	1,742	16,839	1,684
Non-investment grade	2,338	(38)	2,253	101
Total	$42,775	$4,434	$42,207	$4,081
As of June 30, 2020 and December 31, 2019, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.5 billion of pre-funded municipal bonds as of June 30, 2020 and December 31, 2019.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$7	$—
AAA	40	1
AA	238	9
A	919	35
BBB	1,729	111
Non-investment grade	1,139	116
Total	$4,072	$272
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$158	$16
Due after one year through five years	1,154	73
Due after five years through ten years	2,168	136
Due after ten years	592	47
Total	$4,072	$272

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

	June 30, 2020		December 31, 2019
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,370	8.8	$18,015	8.9
Other investments	26,165	4.1	26,813	4.1
Total	$44,535	6.0	$44,828	6.0
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	June 30, 2020	December 31, 2019
Short term investments:
Commercial paper	$—	$1,181
U.S. Treasury securities	1,251	364
Other	207	316
Total short term investments	$1,458	$1,861
Beginning in early March and continuing into the second quarter of 2020, we shifted our commercial paper holdings to U.S. Treasury securities.
In addition to Short term investments, the Company held $586 million and $242 million of Cash as of June 30, 2020 and December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
Related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, cash flows have been and may continue to be adversely impacted by lower premium volumes, suspensions and cancellations of policies, return of premiums or premium refunds and increased claim and defense cost payments. At this time, we do not believe these impacts would give rise to a material liquidity concern given our overall liquid assets and anticipated future cash flows.
For the six months ended June 30, 2020, net cash provided by operating activities was $650 million as compared with $514 million for the same period in 2019. The increase in cash provided by operating activities was driven by lower net claim payments, an increase in premiums collected and lower income taxes paid, partially offset by a lower level of distributions from limited partnerships.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $475 million for the six months ended June 30, 2020, as compared with $233 million for the same period in 2019. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the six months ended June 30, 2020, net cash used by financing activities was $776 million as compared with $788 million for the same period 2019. Financing activities for the periods presented include:

•	During the six months ended June 30, 2020, we paid dividends of $750 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million.

•	During the six months ended June 30, 2019, we paid dividends of $738 million and repurchased 365,695 shares of our common stock at an aggregate cost of $16 million.

•
In the second quarter of 2019, we issued $500 million of 3.90% senior notes due May 1, 2029 and redeemed the $500 million outstanding aggregate principal balances of our 5.875% senior notes due August 15, 2020.

Common Stock Dividends
Dividends of $2.74 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2020. On July 31, 2020, our Board of Directors declared a quarterly dividend of $0.37 per share, payable September 3, 2020 to stockholders of record on August 17, 2020. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. In addition, we held $6 billion of cash, short term investments and highly liquid securities issued by the U.S. government and its agencies as of June 30, 2020, of which $518 million was held at the CNAF holding company. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC).
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2020, CCC was in a positive earned surplus position. CCC paid dividends of $815 million and $805 million during the six months ended June 30, 2020 and 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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

Industry and General Market Factors

•
the COVID-19 pandemic, and actions seeking to mitigate the spread of the virus, have resulted in significant risk across our enterprise, as economic uncertainty and depressed business conditions brought on by the crisis may materially and adversely impact our business, driving significant decreases in our premium volume and resulting in significant losses in our investment portfolio, increased claim and litigation activity and unfavorable regulatory outcomes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2020. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2020, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2020.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, include detailed discussions of certain material risk factors facing us. The information presented below describes updates and additions to and should be read in conjunction with the risk factors and information disclosed in our Form 10-K and restates in their entirety the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The COVID-19 pandemic and measures to mitigate the spread of the virus have resulted in significant risk across our enterprise, which have had, and may continue to have, material adverse impacts on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through the month of February, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus' spread globally, are unprecedented and their effects continue to be pervasive. In many geographic locations, the virus’ spread continues to accelerate. Areas where the virus has largely been brought under control continue to be at risk of a second wave. Accordingly, it remains the case that several months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread are not yet known and may not emerge for some time.
Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:
Broad economic impact
The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including ours. Depressed economic conditions have led to and may continue to lead to decreased insured exposures causing us to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments. Significant decreases in premium volume directly and adversely impacts our underwriting expense ratio. In addition, certain customers, across a broad spectrum of industries and markets, have been and continue to be impacted by lost business, which may affect our ability to collect amounts owed to us by policyholders. We recorded a decrease in our estimated audit premiums during the second quarter of 2020 impacting our net earned premium and if general economic conditions do not improve in the latter half of 2020 or thereafter, our net written premiums and net earned premiums may continue to be depressed, which may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
While our losses incurred during the first six months of 2020 related to COVID-19 and measures to mitigate its spread represent our best estimate of our ultimate insurance losses resulting from events occurring in the first six months of 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects continue to rapidly evolve, and could materially impact our ultimate loss estimate, including in lines of business where losses have already been incurred, as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus as well as additional or extended shelter in place restrictions and business closures, could cause us to experience additional COVID-19 related catastrophe losses in future quarters, which could be material.

Financial Markets and Investments
The COVID-19 pandemic has also significantly impacted financial markets.  As investors have embarked on a flight to quality, risk free rates have decreased.  In addition, liquidity concerns and overall economic uncertainties drove increased volatility in credit spreads and equity markets.  While government actions to date have provided some stability to financial markets, economic prospects in the short term continue to be depressed and we remain in a historically low interest rate environment. The unabated spread of the virus and the extension of efforts to mitigate the spread in numerous geographic areas, particularly in the U.S., will continue to cause substantial uncertainty on the timing and strength of any economic recovery and could continue to impact our investment portfolio results and valuations, and may result in additional volatility or losses in our investment portfolio, which could be material.
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
These significant financial market disruptions may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
Claims and related litigation
Claim activity and related litigation has increased, and may continue to increase significantly, in certain lines of business as a result of the pandemic and mitigating actions. We have experienced, and are likely to continue to experience, increased frequency in claim submissions in product lines that are implicated by the virus and the mitigating activities taken by our customers and governmental authorities in response to its spread, as well as increased litigation related to denial of claims based on policy coverage. These lines include primarily healthcare professional liability and workers' compensation, as well as commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. In addition, our surety lines may continue to experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by general economic conditions. We have recorded significant losses in these areas in the first half of 2020 and may experience continued losses, which could be material.
Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
We have also begun to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions under commercial property policies for business interruption coverage, including lockdowns and closing of certain businesses. The significance of such litigation, both in substance and volume, and the resultant activities we have initiated, including external counsel engagement, and the costs related thereto, may have a material impact on our business, results of operation and financial condition, the extent of which cannot be determined with any certainty at this time.
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

CNA Financial Corporation

Dated: August 3, 2020	By	/s/ Albert J. Miralles
Albert J. Miralles Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1