Form 10-Q
period 2020-09-30
CNA FINANCIAL CORP
filed 2020-11-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2020, 271,388,678 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Net earned premiums	$1,953	$1,890	$5,672	$5,517
Net investment income	517	487	1,380	1,573
Net investment gains (losses)	27	7	(120)	20
Non-insurance warranty revenue	317	292	926	858
Other revenues	6	9	19	22
Total revenues	2,820	2,685	7,877	7,990
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,616	1,614	4,683	4,323
Amortization of deferred acquisition costs	360	345	1,046	1,025
Non-insurance warranty expense	293	278	859	801
Other operating expenses	269	289	852	853
Interest	32	32	94	100
Total claims, benefits and expenses	2,570	2,558	7,534	7,102
Income before income tax	250	127	343	888
Income tax expense	(37)	(20)	(40)	(161)
Net income	$213	$107	$303	$727

Basic earnings per share	$0.79	$0.39	$1.12	$2.68

Diluted earnings per share	$0.79	$0.39	$1.11	$2.67

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.7	271.6	271.6	271.6
Diluted	272.3	272.6	272.3	272.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Comprehensive Income
Net income	$213	$107	$303	$727
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	6	—	(3)	—
Net unrealized gains and losses on other investments	207	41	354	1,007
Net unrealized gains and losses on investments	213	41	351	1,007
Foreign currency translation adjustment	37	(29)	(16)	(12)
Pension and postretirement benefits	7	7	25	22
Other comprehensive income, net of tax	257	19	360	1,017
Total comprehensive income	$470	$126	$663	$1,744
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,969 and $38,126, less allowance for credit loss of $47 and $-)	$43,901	$42,207
Equity securities at fair value (cost of $927 and $820)	919	865
Limited partnership investments	1,567	1,752
Other invested assets	69	65
Mortgage loans (less allowance for uncollectible receivables of $21 and $-)	1,088	994
Short term investments	1,462	1,861
Total investments	49,006	47,744
Cash	442	242
Reinsurance receivables (less allowance for uncollectible receivables of $24 and $25)	4,370	4,179
Insurance receivables (less allowance for uncollectible receivables of $32 and $32)	2,527	2,449
Accrued investment income	401	395
Deferred acquisition costs	697	662
Deferred income taxes	144	199
Property and equipment at cost (less accumulated depreciation of $224 and $215)	256	282
Goodwill	146	147
Deferred non-insurance warranty acquisition expense	2,998	2,840
Other assets (includes $- and $21 due from Loews Corporation)	1,788	1,473
Total assets	$62,775	$60,612
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,534	$21,720
Unearned premiums	5,020	4,583
Future policy benefits	12,978	12,311
Long term debt	2,776	2,679
Deferred non-insurance warranty revenue	3,951	3,779
Other liabilities (includes $47 and $21 due to Loews Corporation)	3,495	3,325
Total liabilities	50,754	48,397
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,387,058 and 271,412,591 shares outstanding)	683	683
Additional paid-in capital	2,202	2,203
Retained earnings	8,796	9,348
Accumulated other comprehensive income	411	51
Treasury stock (1,653,185 and 1,627,652 shares), at cost	(71)	(70)
Total stockholders’ equity	12,021	12,215
Total liabilities and stockholders' equity	$62,775	$60,612
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2020	2019
Cash Flows from Operating Activities
Net income	$303	$727
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax benefit	(41)	(72)
Trading portfolio activity	2	(1)
Net investment losses (gains)	120	(20)
Equity method investees	12	48
Net amortization of investments	(51)	(64)
Depreciation and amortization	46	52
Changes in:
Receivables, net	(271)	207
Accrued investment income	(6)	(18)
Deferred acquisition costs	(36)	(37)
Insurance reserves	1,479	337
Other, net	(149)	(179)
Net cash flows provided by operating activities	1,408	980
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	5,023	4,872
Fixed maturity securities - maturities, calls and redemptions	2,706	2,116
Equity securities	275	171
Limited partnerships	281	417
Mortgage loans	41	109
Purchases:
Fixed maturity securities	(8,466)	(7,053)
Equity securities	(373)	(140)
Limited partnerships	(144)	(167)
Mortgage loans	(154)	(193)
Change in other investments	(4)	(8)
Change in short term investments	403	(180)
Purchases of property and equipment	(16)	(20)
Other, net	21	16
Net cash flows used by investing activities	(407)	(60)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(850)	(834)
Proceeds from the issuance of debt	495	496
Repayment of debt	(419)	(520)
Purchase of treasury stock	(18)	(18)
Other, net	(9)	(11)
Net cash flows used by financing activities	(801)	(887)
Effect of foreign exchange rate changes on cash	—	(3)
Net change in cash	200	30
Cash, beginning of year	242	310
Cash, end of period	$442	$340
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,196	2,190	2,203	2,192
Stock-based compensation	6	7	(1)	5
Balance, end of period	2,202	2,197	2,202	2,197
Retained Earnings
Balance, beginning of period, as previously reported	8,683	9,159	9,348	9,277
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	(5)	—
Balance, beginning of period, as adjusted	8,683	9,159	9,343	9,277
Dividends to common stockholders ($0.37, $0.35, $3.11 and $3.05 per share)	(100)	(95)	(850)	(833)
Net income	213	107	303	727
Balance, end of period	8,796	9,171	8,796	9,171
Accumulated Other Comprehensive Income
Balance, beginning of period	154	120	51	(878)
Other comprehensive income	257	19	360	1,017
Balance, end of period	411	139	411	139
Treasury Stock
Balance, beginning of period	(71)	(65)	(70)	(57)
Stock-based compensation	—	—	17	8
Purchase of treasury stock	—	(2)	(18)	(18)
Balance, end of period	(71)	(67)	(71)	(67)
Total stockholders' equity	$12,021	$12,123	$12,021	$12,123
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of September 30, 2020.
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
The interim financial data as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2021, however the FASB has approved a one year deferral of the effective date. Early adoption is permitted. The Company may elect to apply the guidance using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to adopt using the modified retrospective transition method and is currently evaluating the effect the updated guidance will have on its financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows will be unchanged.

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
For the three and nine months ended September 30, 2020, approximately 620 thousand and 730 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, 9 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
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
The Company repurchased 435,376 and 415,695 shares of CNAF common stock at an aggregate cost of $18 million during each of the nine months ended September 30, 2020 and 2019.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Fixed maturity securities	$432	$452	$1,300	$1,362
Equity securities	18	16	24	62
Limited partnership investments	64	12	38	125
Mortgage loans	14	13	42	37
Short term investments	1	8	9	27
Trading portfolio	4	2	13	6
Other	—	—	2	2
Gross investment income	533	503	1,428	1,621
Investment expense	(16)	(16)	(48)	(48)
Net investment income	$517	$487	$1,380	$1,573

During the three and nine months ended September 30, 2020, $4 million and $9 million of Net investment income was recognized due to the change in fair value of common stock still held as of September 30, 2020. During the three and nine months ended September 30, 2019, $5 million and $26 million of Net investment income was recognized due to the change in fair value of common stock still held as of September 30, 2019.
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$44	$34	$175	$98
Gross losses	(18)	(31)	(207)	(104)
Net investment gains (losses) on fixed maturity securities	26	3	(32)	(6)
Equity securities	25	7	(45)	60
Derivatives	(2)	(2)	(7)	(13)
Mortgage loans	(3)	—	(16)	—
Short term investments and other	(19)	(1)	(20)	(21)
Net investment gains (losses)	$27	$7	$(120)	$20

During the three and nine months ended September 30, 2020, $25 million of gains and $44 million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2020. During the three and nine months ended September 30, 2019, $7 million and $60 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2019. Short term investments and other included a $20 million loss for the three and nine months ended September 30, 2020 related to the third quarter 2020 redemption of the Company's $400 million senior notes due August 2021 and a $21 million loss for the nine months ended September 30, 2019 related to the second quarter 2019 redemption of the Company's $500 million senior notes due August 2020.
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

Three months ended September 30
(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Beginning balance	$39	$12	$51
Additions to the allowance for credit losses:
For securities for which credit losses were not previously recorded	4	—	4
For available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	9	—	9
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(1)	1	—
Ending balance as of September 30, 2020	$34	$13	$47

Nine months ended September 30
(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
For securities for which credit losses were not previously recorded	62	12	74
For available-for-sale securities accounted for as PCD assets	3	—	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	15	—	15
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(21)	1	(20)
Ending balance as of September 30, 2020	$34	$13	$47

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$12	$94	$24
Asset-backed	1	2	14	10
Impairment losses recognized in earnings	$5	$14	$108	$34

The following tables present a summary of fixed maturity securities.

September 30, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,734	$3,047	$89	$34	$23,658
States, municipalities and political subdivisions	9,459	1,766	1	—	11,224
Asset-backed:
Residential mortgage-backed	3,796	153	1	—	3,948
Commercial mortgage-backed	2,048	85	70	13	2,050
Other asset-backed	2,097	76	19	—	2,154
Total asset-backed	7,941	314	90	13	8,152
U.S. Treasury and obligations of government-sponsored enterprises	347	4	1	—	350
Foreign government	481	29	—	—	510
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	38,962	5,160	181	47	43,894
Total fixed maturity securities trading	7	—	—	—	7
Total fixed maturity securities	$38,969	$5,160	$181	$47	$43,901
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

The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2020 and December 31, 2019, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2,559 million and $2,198 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,579	$86	$56	$3	$1,635	$89
States, municipalities and political subdivisions	154	1	—	—	154	1
Asset-backed:
Residential mortgage-backed	98	1	13	—	111	1
Commercial mortgage-backed	693	69	19	1	712	70
Other asset-backed	432	18	13	1	445	19
Total asset-backed	1,223	88	45	2	1,268	90
U.S. Treasury and obligations of government-sponsored enterprises	25	1	—	—	25	1
Foreign government	20	—	—	—	20	—
Total	$3,001	$176	$101	$5	$3,102	$181

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34	—	—	—	34	—
Asset-backed:
Residential mortgage-backed	249	1	30	—	279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2	—	64	2
Foreign government	59	1	1	—	60	1
Total	$2,148	$31	$272	$14	$2,420	$45

Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2020 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2020.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2020		December 31, 2019
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,372	$1,392	$1,334	$1,356
Due after one year through five years	11,955	12,625	9,746	10,186
Due after five years through ten years	13,026	14,359	14,892	15,931
Due after ten years	12,609	15,518	12,134	14,714
Total	$38,962	$43,894	$38,106	$42,187

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $193 million and $182 million as of September 30, 2020 and December 31, 2019 and a fair value of $(16) million and $(7) million as of September 30, 2020 and December 31, 2019. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2020, the Company had commitments to purchase or fund approximately $1,170 million and sell approximately $55 million under the terms of these investments.
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

The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination.

September 30, 2020	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2020	2019	2018	2017	2016	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$75	$33	$19	$85	$33	$161	$406
LTV 55% to 65%	—	33	29	55	12	—	129
LTV greater than 65%	—	5	—	—	—	12	17
DSCR 1.2x - 1.6x
LTV less than 55%	—	31	10	13	16	79	149
LTV 55% to 65%	20	54	32	24	—	—	130
LTV greater than 65%	48	103	—	—	—	—	151
DSCR ≤1.2
LTV less than 55%	—	—	—	—	—	—	—
LTV 55% to 65%	—	14	14	—	—	—	28
LTV greater than 65%	—	23	—	45	24	7	99
Total	$143	$296	$104	$222	$85	$259	$1,109

(1)
The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of September 30, 2020, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

September 30, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$372	$23,459	$694	$24,525
States, municipalities and political subdivisions	—	11,179	45	11,224
Asset-backed	—	7,917	235	8,152
Total fixed maturity securities	372	42,555	974	43,901
Equity securities:
Common stock	157	—	16	173
Non-redeemable preferred stock	65	674	7	746
Total equity securities	222	674	23	919
Short term and other	1,301	25	—	1,326
Total assets	$1,895	$43,254	$997	$46,146
Liabilities
Other liabilities	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

December 31, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$175	$22,085	$468	$22,728
States, municipalities and political subdivisions	—	10,652	—	10,652
Asset-backed	—	8,662	165	8,827
Total fixed maturity securities	175	41,399	633	42,207
Equity securities:
Common stock	135	—	7	142
Non-redeemable preferred stock	54	658	11	723
Total equity securities	189	658	18	865
Short term and other	397	1,344	—	1,741
Total assets	$761	$43,401	$651	$44,813
Liabilities
Other liabilities	$—	$7	$—	$7
Total liabilities	$—	$7	$—	$7

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2020	$555	$—	$222	$11	$788
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	5	—	9	—	14
Total realized and unrealized investment gains (losses)	5	—	9	—	14
Purchases	129	45	20	12	206
Sales	—	—	—	—	—
Settlements	(3)	—	(14)	—	(17)
Transfers into Level 3	8	—	—	—	8
Transfers out of Level 3	—	—	(2)	—	(2)
Balance as of September 30, 2020	$694	$45	$235	$23	$997
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Other comprehensive income (loss) in the period	5	—	8	—	13

Level 3 (In millions)	Corporate bonds and other	Asset-backed	Equity securities	Total
Balance as of July 1, 2019	$338	$193	$22	$553
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—
Reported in Net investment income	—	—	—	—
Reported in Other comprehensive income (loss)	14	1	—	15
Total realized and unrealized investment gains (losses)	14	1	—	15
Purchases	79	22	—	101
Sales	—	—	—	—
Settlements	(3)	(4)	—	(7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(16)	—	(16)
Balance as of September 30, 2019	$428	$196	$22	$646
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Other comprehensive income (loss) in the period	14	2	—	16

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(4)	(4)
Reported in Net investment income	—	—	—	(3)	(3)
Reported in Other comprehensive income (loss)	27	—	18	—	45
Total realized and unrealized investment gains (losses)	27	—	18	(7)	38
Purchases	200	45	100	12	357
Sales	—	—	(9)	—	(9)
Settlements	(9)	—	(22)	—	(31)
Transfers into Level 3	8	—	—	—	8
Transfers out of Level 3	—	—	(17)	—	(17)
Balance as of September 30, 2020	$694	$45	$235	$23	$997
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Other comprehensive income (loss) in the period	29	—	19	—	48

Level 3 (In millions)	Corporate bonds and other	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	2	2
Reported in Net investment income	—	—	—	—
Reported in Other comprehensive income (loss)	34	8	—	42
Total realized and unrealized investment gains (losses)	34	8	2	44
Purchases	211	42	2	255
Sales	—	—	—	—
Settlements	(7)	(12)	—	(19)
Transfers into Level 3	—	45	—	45
Transfers out of Level 3	(32)	(84)	—	(116)
Balance as of September 30, 2019	$428	$196	$22	$646
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Net income (loss) in the period	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2019 recognized in Other comprehensive income (loss) in the period	29	9	—	38

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
As of September 30, 2020 and December 31, 2019, there were $64 million and $60 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

September 30, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$888	Discounted cash flow	Credit spread	1% - 10% (3%)

December 31, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% - 6% (2%)

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

September 30, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,088	$—	$—	$1,159	$1,159
Liabilities
Long term debt	$2,776	$—	$3,118	$—	$3,118

December 31, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$994	$—	$—	$1,025	$1,025
Note receivable	21	—	—	21	21
Liabilities
Long term debt	$2,679	$—	$2,906	$—	$2,906

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $160 million and $536 million for the three and nine months ended September 30, 2020. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather related events, primarily Hurricanes Laura, Isaias and Sally, and the Midwest derecho. Net catastrophe losses for the nine months ended September 30, 2020 included $273 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $68 million related to civil unrest. The Company reported catastrophe losses, net of reinsurance, of $32 million and $128 million for the three and nine months ended September 30, 2019 related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the nine months ended September 30
(In millions)	2020	2019
Reserves, beginning of year:
Gross	$21,720	$21,984
Ceded	3,835	4,019
Net reserves, beginning of year	17,885	17,965
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,425	3,968
Increase (decrease) in provision for insured events of prior years	(68)	(65)
Amortization of discount	143	143
Total net incurred (1)	4,500	4,046
Net payments attributable to:
Current year events	(556)	(599)
Prior year events	(3,285)	(3,547)
Total net payments	(3,841)	(4,146)
Foreign currency translation adjustment and other	39	29
Net reserves, end of period	18,583	17,894
Ceded reserves, end of period	3,951	3,702
Gross reserves, end of period	$22,534	$21,596

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Specialty	$(16)	$(20)	$(47)	$(58)
Commercial	1	35	42	15
International	—	1	(3)	14
Corporate & Other	—	—	—	—
Total pretax (favorable) unfavorable development	$(15)	$16	$(8)	$(29)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Medical Professional Liability	$25	$29	$35	$59
Other Professional Liability and Management Liability	—	(18)	(6)	(37)
Surety	(40)	(43)	(70)	(83)
Warranty	—	—	(3)	(7)
Other	(1)	12	(3)	10
Total pretax (favorable) unfavorable development	$(16)	$(20)	$(47)	$(58)

Three Months
2020
Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years and unfavorable development on a latent claim for an older accident year.
Favorable development in surety was due to lower than expected frequency and lack of systemic activity for accident years 2019 and prior.
2019
Unfavorable development in medical professional liability was primarily due to higher than expected indemnity severity in accident years 2016 through 2018 in the Company's aging services business.
Favorable development in other professional liability and management liability was due to lower than expected large claim losses in recent accident years in the Company's public company directors and officers liability (D&O) business.
Favorable development in surety was due to lower than expected frequency for accident years 2015 through 2018.
Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages.

Nine Months
2020
Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years, unfavorable development on a latent claim for an older accident year and unfavorable outcomes on specific claims in accident years 2015 and 2016 in the Company's aging services business.

Favorable development in surety was due to lower than expected frequency and lack of systemic activity for accident years 2019 and prior.
2019
Unfavorable development in medical professional liability was primarily due to higher than expected indemnity severity in accident years 2016 through 2018 in the Company's aging services business, higher than expected severity in accident year 2013 in the Company's allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity in accident year 2017 in the Company's dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions and lower than expected large claim losses in recent accident years in the Company's public company D&O business.
Favorable development in surety was due to lower than expected frequency for accident years 2018 and prior.
Unfavorable development in other was primarily due to higher than expected severity in aging services related to auto liability coverages.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Commercial Auto	$9	$(16)	$33	$(24)
General Liability	15	43	65	36
Workers' Compensation	(23)	7	(97)	2
Property and Other	—	1	41	1
Total pretax (favorable) unfavorable development	$1	$35	$42	$15

Three Months
2020
Unfavorable development in general liability was primarily due to increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in the Company’s umbrella business in accident years 2015 through 2019.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
2019
Favorable development in commercial auto was primarily due to a decline in bodily injury frequency in accident year 2018 and continued lower than expected severity across accident years 2013 through 2016.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort exposures related to accident years 2009 and prior, 2015 and 2016.
Nine Months
2020
Unfavorable development in commercial auto was due to unfavorable claim severity in the Company's middle market and construction business in accident years 2017 through 2019.
Unfavorable development in general liability was driven by higher than expected emergence in mass tort exposures, primarily due to New York reviver statute-related claims from accident years prior to 2010, increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in the Company’s umbrella business in accident years 2015 through 2019.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in the Company's middle market, national accounts and marine business units.
2019
Favorable development in commercial auto was primarily due to a decline in bodily injury frequency in accident year 2018 and continued lower than expected severity across accident years 2016 and prior.
Unfavorable development in general liability was primarily due to higher than expected emergence in mass tort exposures as well as higher than expected large loss experience in the Company's excess and umbrella business in accident year 2017.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Pretax (favorable) unfavorable development:
Casualty	$(5)	$(6)	$(11)	$(11)
Property, Energy and Marine(1)	9	4	10	23
Specialty	(4)	3	(2)	2
Total pretax (favorable) unfavorable development	$—	$1	$(3)	$14

(1)
Effective January 1, 2020 the Property and Energy and Marine lines of business have been combined in the International segment. Prior period information has been conformed to the new line of business presentation.

Nine Months
2020
Favorable development in casualty was primarily driven by better than expected loss experience across Europe and Canada in multiple accident years.
Unfavorable development in property, energy and marine was driven by adverse attritional and large loss experience on discontinued lines, primarily in the Company’s construction and renewable energy business in recent accident years.
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $9 million and $7 million for the three months ended September 30, 2020 and 2019 and $43 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the cumulative amounts ceded under the LPT were $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $349 million and $392 million as of September 30, 2020 and December 31, 2019 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.5 billion and $3.7 billion as of September 30, 2020 and December 31, 2019. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
The Company maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, the Company’s actuaries perform a detailed claim experience study on an annual basis. The study reviews the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, the Company's actuaries monitor mortality experience on an annual basis. The Company’s recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent studies.
The Company's most recent annual claim experience studies were completed in the third quarter of 2020 and resulted in a $46 million pretax increase in claim and claim adjustment expense reserve estimates for structured settlement obligations primarily due to lower discount rate assumptions and mortality assumption changes and a $37 million pretax reduction in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates. The Company's 2019 annual claim experience studies were completed in the third quarter of 2019 and resulted in a $56 million pretax reduction in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates.
Future policy benefit reserves represent the active life reserves related to the Company’s long term care policies for policyholders that are not currently receiving benefits, which represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
The actuarial assumptions that management believes are subject to the most variability are morbidity, persistency, discount rates and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Discount rates are influenced by the investment yield on assets supporting long term care reserves which is subject to interest rate and market volatility and may also be affected by changes to the Internal Revenue Code. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, the Company’s long term care future policy benefit reserves may be subject to material increases if actual experience develops adversely to the Company’s expectations.
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is required. Periodically, management engages independent third parties to assess the appropriateness of its best estimate assumptions. The most recent third party assessment, performed in 2019, validated the assumption setting process and confirmed the best estimate assumptions appropriately reflected the experience data at that time.

The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2020 and 2019, indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $74 million and a $216 million pretax increase in policyholders' benefits reflected in the Company's results of operations for the three and nine months ended September 30, 2020 and 2019.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of September 30, 2020 and December 31, 2019, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2020, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$20	$25	$60	$75
Expected return on plan assets	(38)	(36)	(116)	(107)
Amortization of net actuarial (gain) loss	11	10	33	30
Settlement loss	—	—	2	—
Total net periodic pension cost (benefit)	$(7)	$(1)	$(21)	$(2)

For the three and nine months ended September 30, 2020, the Company recognized $2 million and $6 million of non-service benefit in Insurance claims and policyholders' benefits and $5 million and $15 million of non-service benefit in Other operating expenses. For the three and nine months ended September 30, 2019, the Company recognized less than $1 million and $1 million of non-service benefit in Insurance claims and policyholders' benefits and less than $1 million and $1 million of non-service benefit in Other operating expenses.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2020	$(9)	$1,172	$(815)	$(194)	$154
Other comprehensive income (loss) before reclassifications	2	231	(2)	37	268
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(7), $2, $- and $(4)	(4)	24	(9)	—	11
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(56), $(3), $- and $(60)	6	207	7	37	257
Balance as of September 30, 2020	$(3)	$1,379	$(808)	$(157)	$411

(In millions)	Net unrealized gains (losses) on investments with OTTI losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2019	$20	$1,023	$(760)	$(163)	$120
Other comprehensive income (loss) before reclassifications	—	44	—	(29)	15
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $-, $2, $- and $2	—	3	(7)	—	(4)
Other comprehensive income (loss) net of tax (expense) benefit of $-, $(11), $(2), $- and $(13)	—	41	7	(29)	19
Balance as of September 30, 2019	$20	$1,064	$(753)	$(192)	$139

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

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(48)	374	(3)	(16)	307
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $12, $(5), $7, $- and $14	(45)	20	(28)	—	(53)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(92), $(7), $- and $(98)	(3)	354	25	(16)	360
Balance as of September 30, 2020	$(3)	$1,379	$(808)	$(157)	$411

(In millions)	Net unrealized gains (losses) on investments with OTTI losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	3	999	(1)	(12)	989
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $-, $1, $6, $- and $7	(1)	(4)	(23)	—	(28)
Other comprehensive income (loss) net of tax (expense) benefit of $(2), $(266), $(6), $- and $(274)	4	1,003	22	(12)	1,017
Balance as of September 30, 2019	$20	$1,064	$(753)	$(192)	$139

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$734	$857	$236	$127	$—	$(1)	$1,953
Net investment income	126	165	15	208	3	—	517
Non-insurance warranty revenue	317	—	—	—	—	—	317
Other revenues	—	6	—	—	—	—	6
Total operating revenues	1,177	1,028	251	335	3	(1)	2,793
Claims, benefits and expenses
Net incurred claims and benefits	433	673	150	363	(8)	—	1,611
Policyholders’ dividends	—	5	—	—	—	—	5
Amortization of deferred acquisition costs	158	150	52	—	—	—	360
Non-insurance warranty expense	293	—	—	—	—	—	293
Other insurance related expenses	66	127	31	28	—	(1)	251
Other expenses	14	7	(8)	3	34	—	50
Total claims, benefits and expenses	964	962	225	394	26	(1)	2,570
Core income (loss) before income tax	213	66	26	(59)	(23)	—	223
Income tax (expense) benefit on core income (loss)	(45)	(14)	1	24	4	—	(30)
Core income (loss)	$168	$52	$27	$(35)	$(19)	$—	193
Net investment gains (losses)							27
Income tax (expense) benefit on net investment gains (losses)							(7)
Net investment gains (losses), after tax							20
Net income (loss)							$213

Three months ended September 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$712	$813	$236	$130	$—	$(1)	$1,890
Net investment income	121	136	17	207	6	—	487
Non-insurance warranty revenue	292	—	—	—	—	—	292
Other revenues	1	10	(1)	(1)	1	(1)	9
Total operating revenues	1,126	959	252	336	7	(2)	2,678
Claims, benefits and expenses
Net incurred claims and benefits	411	564	163	476	(7)	—	1,607
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	155	134	56	—	—	—	345
Non-insurance warranty expense	278	—	—	—	—	—	278
Other insurance related expenses	71	123	35	29	—	(1)	257
Other expenses	13	9	7	1	35	(1)	64
Total claims, benefits and expenses	930	835	261	506	28	(2)	2,558
Core income (loss) before income tax	196	124	(9)	(170)	(21)	—	120
Income tax (expense) benefit on core income (loss)	(43)	(27)	—	48	4	—	(18)
Core income (loss)	$153	$97	$(9)	$(122)	$(17)	$—	102
Net investment gains (losses)							7
Income tax (expense) benefit on net investment gains (losses)							(2)
Net investment gains (losses), after tax							5
Net income (loss)							$107

Nine months ended September 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,124	$2,470	$699	$380	$—	$(1)	$5,672
Net investment income	315	389	44	622	10	—	1,380
Non-insurance warranty revenue	926	—	—	—	—	—	926
Other revenues	1	18	—	—	3	(3)	19
Total operating revenues	3,366	2,877	743	1,002	13	(4)	7,997
Claims, benefits and expenses
Net incurred claims and benefits	1,346	1,897	480	983	(40)	—	4,666
Policyholders’ dividends	2	15	—	—	—	—	17
Amortization of deferred acquisition costs	462	441	143	—	—	—	1,046
Non-insurance warranty expense	859	—	—	—	—	—	859
Other insurance related expenses	208	378	106	79	(1)	(1)	769
Other expenses	37	26	3	6	108	(3)	177
Total claims, benefits and expenses	2,914	2,757	732	1,068	67	(4)	7,534
Core income (loss) before income tax	452	120	11	(66)	(54)	—	463
Income tax (expense) benefit on core income (loss)	(98)	(24)	4	49	6	—	(63)
Core income (loss)	$354	$96	$15	$(17)	$(48)	$—	400
Net investment gains (losses)							(120)
Income tax (expense) benefit on net investment gains (losses)							23
Net investment gains (losses), after tax							(97)
Net income (loss)							$303

September 30, 2020
(In millions)
Reinsurance receivables	$855	$948	$253	$401	$1,937	$—	$4,394
Insurance receivables	1,015	1,267	269	7	1	—	2,559
Deferred acquisition costs	324	285	88	—	—	—	697
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	2,998	—	—	—	—	—	2,998
Insurance reserves
Claim and claim adjustment expenses	5,698	9,054	1,975	3,766	2,041	—	22,534
Unearned premiums	2,550	1,847	502	121	—	—	5,020
Future policy benefits	—	—	—	12,978	—	—	12,978
Deferred non-insurance warranty revenue	3,951	—	—	—	—	—	3,951

Nine months ended September 30, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,061	$2,339	$729	$390	$—	$(2)	$5,517
Net investment income	410	480	47	616	20	—	1,573
Non-insurance warranty revenue	858	—	—	—	—	—	858
Other revenues	1	20	—	—	5	(4)	22
Total operating revenues	3,330	2,839	776	1,006	25	(6)	7,970
Claims, benefits and expenses
Net incurred claims and benefits	1,198	1,581	472	1,093	(40)	—	4,304
Policyholders’ dividends	4	15	—	—	—	—	19
Amortization of deferred acquisition costs	454	391	180	—	—	—	1,025
Non-insurance warranty expense	801	—	—	—	—	—	801
Other insurance related expenses	217	372	94	87	(2)	(2)	766
Other expenses	37	27	14	5	108	(4)	187
Total claims, benefits and expenses	2,711	2,386	760	1,185	66	(6)	7,102
Core income (loss) before income tax	619	453	16	(179)	(41)	—	868
Income tax (expense) benefit on core income (loss)	(136)	(97)	(2)	74	7	—	(154)
Core income (loss)	$483	$356	$14	$(105)	$(34)	$—	714
Net investment gains (losses)							20
Income tax (expense) benefit on net investment gains (losses)							(7)
Net investment gains (losses), after tax							13
Net income (loss)							$727

December 31, 2019
(In millions)
Reinsurance receivables	$575	$855	$247	$385	$2,142	$—	$4,204
Insurance receivables	971	1,210	284	16	—	—	2,481
Deferred acquisition costs	311	257	94	—	—	—	662
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,840	—	—	—	—	—	2,840
Insurance reserves
Claim and claim adjustment expenses	5,238	8,656	1,876	3,716	2,234	—	21,720
Unearned premiums	2,337	1,626	495	125	—	—	4,583
Future policy benefits	—	—	—	12,311	—	—	12,311
Deferred non-insurance warranty revenue	3,779	—	—	—	—	—	3,779

The following table presents operating revenue by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Specialty
Management & Professional Liability	$668	$638	$1,881	$1,903
Surety	153	156	444	446
Warranty & Alternative Risks	356	332	1,041	981
Specialty revenues	1,177	1,126	3,366	3,330
Commercial
Middle Market	381	357	1,071	1,065
Construction (1)	298	265	823	754
Small Business	126	124	352	377
Other Commercial	223	213	631	643
Commercial revenues	1,028	959	2,877	2,839
International
Canada	73	70	214	204
Europe	96	91	282	270
Hardy	82	91	247	302
International revenues	251	252	743	776
Life & Group revenues	335	336	1,002	1,006
Corporate & Other revenues	3	7	13	25
Eliminations	(1)	(2)	(4)	(6)
Total operating revenues	2,793	2,678	7,997	7,970
Net investment gains (losses)	27	7	(120)	20
Total revenues	$2,820	$2,685	$7,877	$7,990

(1)
Effective January 1, 2020, the Construction line of business is presented separately in the Commercial segment to better align with the Company's underwriting expertise and the manner in which the products are sold. Prior period information has been conformed to the new line of business presentation.

Note J. Non-Insurance Revenues from Contracts with Customers
The Company reported $4.0 billion of Deferred non-insurance warranty revenue as of September 30, 2020 and $3.8 billion as of December 31, 2019. For the three and nine months ended September 30, 2020, the Company recognized $262 million and $826 million of revenues that were included in the deferred revenue balance as of January 1, 2020. For the three and nine months ended September 30, 2019, the Company recognized $236 million and $747 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the three and nine months ended September 30, 2020 and 2019, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.3 billion of the deferred revenue in the remainder of 2020, $1.1 billion in 2021, $0.9 billion in 2022 and $1.7 billion thereafter.

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

(In millions)	September 30, 2020
A- to A++	$2,729
B- to B++	874
Insolvent	4
Total voluntary reinsurance outstanding balance(1)	$3,607

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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes net catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, excludes business which is ceded to third party captives, including business related to large warranty programs.
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

CONSOLIDATED OPERATIONS
Results of Operations
In March 2020, the World Health Organization declared COVID-19 to be a pandemic. The pandemic, together with global, national, regional and local efforts to mitigate the spread of the virus, have rapidly evolved and led to severely depressed economic conditions and financial market disruption. While these conditions have had a significant impact across our enterprise during 2020, COVID-19 impacts to our results for the three months ended September 30, 2020 were more limited. During the first quarter of 2020 we experienced significant declines in the value of our investment portfolio, and during the second quarter of 2020 we recorded significant underwriting losses. While financial markets have broadly recovered during the second and third quarters of 2020, our Net investment income and Net investment gains (losses) are lower for the nine months ended September 30, 2020 as compared with the same period in 2019.
For a further discussion of COVID-19 impacts on our underwriting results see the Expected impact of COVID-19 on underwriting results within the Segment Results section of this MD&A. For a further discussion of the risks to our business associated with COVID-19, see the Risk Factor included under Part II, Item 1A of this Form 10-Q.
For more detailed components of our business operations and a discussion of the core income (loss) financial measure, see the Segment Results section within this MD&A. For further discussion of Net investment income and Net investment gains or losses, see the Investments section of this MD&A.
The following table includes the consolidated results of our operations including our financial measure, core income (loss).

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Operating Revenues
Net earned premiums	$1,953	$1,890	$5,672	$5,517
Net investment income	517	487	1,380	1,573
Non-insurance warranty revenue	317	292	926	858
Other revenues	6	9	19	22
Total operating revenues	2,793	2,678	7,997	7,970
Claims, Benefits and Expenses
Net incurred claims and benefits	1,611	1,607	4,666	4,304
Policyholders' dividends	5	7	17	19
Amortization of deferred acquisition costs	360	345	1,046	1,025
Non-insurance warranty expense	293	278	859	801
Other insurance related expenses	251	257	769	766
Other expenses	50	64	177	187
Total claims, benefits and expenses	2,570	2,558	7,534	7,102
Core income before income tax	223	120	463	868
Income tax expense on core income	(30)	(18)	(63)	(154)
Core income	193	102	400	714
Net investment gains (losses)	27	7	(120)	20
Income tax (expense) benefit on net investment gains (losses)	(7)	(2)	23	(7)
Net investment gains (losses), after tax	20	5	(97)	13
Net income	$213	$107	$303	$727

Three Month Comparison
Core income increased $91 million for the three months ended September 30, 2020 as compared with the same period in 2019. Core income for our Property & Casualty Operations increased $6 million primarily due to improved non-catastrophe current accident year underwriting results, higher net investment income driven by limited partnership and common stock returns and favorable net prior year loss reserve development in the current year period. These results were largely offset by higher net catastrophe losses. Core loss for our Life & Group segment improved $87 million. Results for the three months ended September 30, 2020 include a $59 million charge related to recognition of a premium deficiency as a result of the third quarter 2020 gross premium valuation (GPV) compared to a $170 million charge related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. Core loss for our Corporate & Other segment increased $2 million.
Net catastrophe losses were $160 million and $32 million for the three months ended September 30, 2020 and 2019. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather related events, primarily Hurricanes Laura, Isaias and Sally, and the Midwest derecho.
Favorable net prior year loss reserve development of $15 million was recorded for the three months ended September 30, 2020 as compared with unfavorable net prior year loss reserve development of $16 million for the three months ended September 30, 2019 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Comparison
Core income decreased $314 million for the nine months ended September 30, 2020 as compared with the same period in 2019. Core income for our Property & Casualty Operations decreased $388 million primarily due to higher net catastrophe losses and lower net investment income driven by limited partnership and common stock returns. Core loss for our Life & Group segment improved $88 million. Results for the nine months ended September 30, 2020 include a $59 million charge related to recognition of a premium deficiency as a result of the third quarter 2020 GPV compared to a $170 million charge related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. Core loss for our Corporate & Other segment increased $14 million.
Net catastrophe losses were $536 million and $128 million for the nine months ended September 30, 2020 and 2019. Catastrophe losses for the nine months ended September 30, 2020 include $273 million related primarily to severe weather related events, $195 million related to COVID-19 and $68 million related to civil unrest. The COVID-19 losses, which were recognized in the first half of 2020, followed a detailed review and analysis of existing and potential exposures in light of current information, and represent the Company's best estimate of its ultimate insurance losses and loss adjustment expenses, including defense costs resulting from the pandemic and the consequent economic crisis. The losses were substantially driven by healthcare professional liability with additional impacts from workers' compensation, management liability, commercial property, trade credit and surety. Due to the timing and fluidity of the events, emergence pattern of claims and long tail nature of certain exposures the losses are substantially classified as incurred but not reported (IBNR) reserves. The COVID-19 catastrophe losses do not include the benefits of lower current accident year losses associated with lower loss frequency in certain lines of business as a result of shelter in place restrictions. Those benefits are modest and are partially offset by the impact of a reduction in our estimated audit premiums and an increase in our credit allowance for premiums receivables resulting from the depressed economic conditions.
Favorable net prior year loss reserve development of $8 million and $29 million was recorded for the nine months ended September 30, 2020 and 2019 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

SEGMENT RESULTS
Expected impact of COVID-19 on Property & Casualty underwriting results
Our underwriting results for the first nine months of 2020 were negatively impacted by COVID-19 and the related depressed economic conditions. In many geographic locations, the virus continues to spread. Accordingly, it remains the case that months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 are not yet known and may not emerge for some time. Until the virus is brought under control, the timing of any economic recovery remains uncertain. As a result, the impact to our results in the first three quarters of 2020 may not be indicative of its impacts for the remainder of 2020 or thereafter. For further discussion of the risks to our business associated with COVID-19 and measures to mitigate the spread of the virus, see the Investments and Liquidity and Capital Resources sections of this MD&A and the Risk Factor included under Part II, Item 1A of this Form 10-Q.
We experienced year-over-year growth in gross and net written premiums, excluding third party captives, driven by rate increases across property and casualty lines of business. However, depressed economic conditions generally have had an unfavorable impact on premium exposures, resulting in a decrease in our estimated audit premiums during the second quarter of 2020 and causing an unfavorable impact on our net earned premiums. Additionally, in the second quarter of 2020 we renewed multiple property and casualty reinsurance treaties at higher costs as well as purchased additional coverage, which had an unfavorable impact on net written premiums and will have an unfavorable impact on our net earned premiums in future quarters. Lower net earned premiums have had and may continue to have an unfavorable impact on our expense ratio. Our expense ratio has also been unfavorably impacted by increases in our allowance for uncollectible insurance receivables, more than offset by lower travel-related expenses. If general economic conditions do not improve in the remainder of 2020 or thereafter, our net written premiums, net earned premiums and our expense ratio may continue to be unfavorably impacted as a result.
While our losses incurred during the first nine months of 2020 related to COVID-19 represent our best estimate of ultimate insurance losses resulting from events occurring in the first nine months of 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects could continue to evolve through the remainder of 2020, and possibly thereafter, and could materially impact our ultimate loss estimate, including in lines of business where losses have already been incurred as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus, as well as new or extended shelter in place restrictions and business closures, could cause us to experience additional COVID-19 related catastrophe losses in future quarters.
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

Specialty
The following table details the results of operations for Specialty.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019	2020	2019
Gross written premiums	$1,855	$1,766	$5,331	$5,191
Gross written premiums excluding third party captives	861	778	2,413	2,263
Net written premiums	795	732	2,231	2,143
Net earned premiums	734	712	2,124	2,061
Net investment income	126	121	315	410
Core income	168	153	354	483

Other performance metrics:
Loss ratio excluding catastrophes and development	60.0%	60.1%	59.8%	60.2%
Effect of catastrophe impacts	1.0	0.5	5.7	0.8
Effect of development-related items	(2.0)	(2.8)	(2.1)	(2.9)
Loss ratio	59.0%	57.8%	63.4%	58.1%
Expense ratio	30.5	31.8	31.5	32.6
Dividend ratio	—	0.2	0.1	0.2
Combined ratio	89.5%	89.8%	95.0%	90.9%
Combined ratio excluding catastrophes and development	90.5%	92.1%	91.4%	93.0%

Rate	13%	6%	11%	4%
Renewal premium change	12	9	11	7
Retention	86	87	85	88
New business	$104	$91	$275	$274
Three Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $83 million for the three months ended September 30, 2020 as compared with the same period in 2019 driven by strong rate and higher new business. Net written premiums for Specialty increased $63 million for the three months ended September 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $15 million for the three months ended September 30, 2020 as compared with the same period in 2019 primarily due to improved non-catastrophe current accident year underwriting results.
The combined ratio of 89.5% improved 0.3 points for the three months ended September 30, 2020 as compared with the same period in 2019 primarily due to a 1.3 point improvement in the expense ratio largely offset by a 1.2 point increase in the loss ratio. The expense ratio improvement was driven by lower underwriting expenses and higher net earned premiums. The increase in the loss ratio was driven by lower favorable net prior year loss reserve development and higher net catastrophe losses. Net catastrophe losses were $7 million, or 1.0 point of the loss ratio, for the three months ended September 30, 2020, as compared with $3 million, or 0.5 points of the loss ratio, for the three months ended September 30, 2019. Net catastrophe losses for the three months ended September 30, 2020 related primarily to severe weather related events.
Favorable net prior year loss reserve development of $16 million and $20 million was recorded for the three months ended September 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $150 million for the nine months ended September 30, 2020 as compared with the same period in 2019 driven by strong rate. Net written premiums for Specialty increased $88 million for the nine months ended September 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $129 million for the nine months ended September 30, 2020 as compared with the same period in 2019 primarily due to higher net catastrophe losses and lower net investment income driven by limited partnership and common stock returns.
The combined ratio of 95.0% increased 4.1 points for the nine months ended September 30, 2020 as compared with the same period in 2019 primarily due to a 5.3 point increase in the loss ratio partially offset by a 1.1 point improvement in the expense ratio. The increase in the loss ratio was primarily due to higher net catastrophe losses. Net catastrophe losses were $120 million, or 5.7 points of the loss ratio, for the nine months ended September 30, 2020, as compared with $16 million, or 0.8 points of the loss ratio, for the nine months ended September 30, 2019. Net catastrophe losses for the nine months ended September 30, 2020 included $109 million related to the COVID-19 pandemic and $11 million related primarily to severe weather related events. The improvement in the expense ratio was driven by lower underwriting expenses and higher net earned premiums.
Favorable net prior year loss reserve development of $47 million and $58 million was recorded for the nine months ended September 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2020	December 31, 2019
Gross case reserves	$1,580	$1,481
Gross IBNR reserves	4,118	3,757
Total gross carried claim and claim adjustment expense reserves	$5,698	$5,238
Net case reserves	$1,412	$1,343
Net IBNR reserves	3,464	3,333
Total net carried claim and claim adjustment expense reserves	$4,876	$4,676

Commercial
The following table details the results of operations for Commercial.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019	2020	2019
Gross written premiums	$915	$860	$3,103	$2,825
Gross written premiums excluding third party captives	915	852	3,018	2,742
Net written premiums	804	775	2,703	2,536
Net earned premiums	857	813	2,470	2,339
Net investment income	165	136	389	480
Core income	52	97	96	356

Other performance metrics:
Loss ratio excluding catastrophes and development	61.0%	61.5%	60.4%	61.8%
Effect of catastrophe impacts	17.0	3.0	14.3	4.3
Effect of development-related items	0.6	4.8	2.1	1.5
Loss ratio	78.6%	69.3%	76.8%	67.6%
Expense ratio	32.3	31.7	33.2	32.7
Dividend ratio	0.6	0.6	0.6	0.6
Combined ratio	111.5%	101.6%	110.6%	100.9%
Combined ratio excluding catastrophes and development	93.9%	93.8%	94.2%	95.1%

Rate	11%	4%	9%	3%
Renewal premium change	8	5	8	5
Retention	81	86	84	86
New business	$168	$173	$564	$522
Three Month Comparison
Gross written premiums for Commercial increased $55 million for the three months ended September 30, 2020 as compared with the same period in 2019 driven by strong rate. Net written premiums for Commercial increased $29 million for the three months ended September 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $45 million for the three months ended September 30, 2020 as compared with the same period in 2019 driven by higher net catastrophe losses partially offset by less unfavorable net prior year loss reserve development in the current year period and higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 111.5% increased 9.9 points for the three months ended September 30, 2020 as compared with the same period in 2019 due to a 9.3 point increase in the loss ratio and a 0.6 point increase in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses partially offset by less unfavorable net prior year loss reserve development in the current year period. Net catastrophe losses were $146 million, or 17.0 points of the loss ratio, for the three months ended September 30, 2020, as compared with $25 million, or 3.0 points of the loss ratio, for the three months ended September 30, 2019. Net catastrophe losses for the three months ended September 30, 2020 related primarily to severe weather related events. The increase in the expense ratio was driven by higher acquisition expenses partially offset by higher net earned premiums.
Unfavorable net prior year loss reserve development of $1 million and $35 million was recorded for the three months ended September 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $278 million for the nine months ended September 30, 2020 as compared with the same period in 2019 driven by strong rate and higher new business. Net written premiums for Commercial increased $167 million for the nine months ended September 30, 2020 as compared with the same period in 2019. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters partially offset by a reduction in estimated audit premiums as a result of the economic slowdown arising from COVID-19.
Core income decreased $260 million for the nine months ended September 30, 2020 as compared with the same period in 2019 primarily due to higher net catastrophe losses, lower net investment income driven by limited partnership and common stock returns and unfavorable net prior year loss reserve development in the current year period, including a $50 million charge for mass tort exposures primarily due to New York reviver statute-related claims.
The combined ratio of 110.6% increased 9.7 points for the nine months ended September 30, 2020 as compared with the same period in 2019 due to a 9.2 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses. Net catastrophe losses were $354 million, or 14.3 points of the loss ratio, for the nine months ended September 30, 2020, as compared with $102 million, or 4.3 points of the loss ratio, for the nine months ended September 30, 2019. Net catastrophe losses for the nine months ended September 30, 2020 included $240 million related primarily to severe weather related events, $66 million related to civil unrest and $48 million related to the COVID-19 pandemic. The increase in the expense ratio was driven by higher acquisition expenses partially offset by higher net earned premiums.
Unfavorable net prior year loss reserve development of $42 million and $15 million was recorded for the nine months ended September 30, 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2020	December 31, 2019
Gross case reserves	$3,776	$3,937
Gross IBNR reserves	5,278	4,719
Total gross carried claim and claim adjustment expense reserves	$9,054	$8,656
Net case reserves	$3,378	$3,543
Net IBNR reserves	4,819	4,306
Total net carried claim and claim adjustment expense reserves	$8,197	$7,849

International
The following table details the results of operations for International.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019	2020	2019
Gross written premiums	$238	$226	$822	$837
Net written premiums	222	201	680	709
Net earned premiums	236	236	699	729
Net investment income	15	17	44	47
Core income (loss)	27	(9)	15	14

Other performance metrics:
Loss ratio excluding catastrophes and development	60.1%	67.3%	60.1%	61.4%
Effect of catastrophe impacts	3.0	1.7	8.9	1.4
Effect of development-related items	0.1	0.4	(0.4)	1.9
Loss ratio	63.2%	69.4%	68.6%	64.7%
Expense ratio	34.9	38.0	35.6	37.5
Combined ratio	98.1%	107.4%	104.2%	102.2%
Combined ratio excluding catastrophes and development	95.0%	105.3%	95.7%	98.9%

Rate	16%	10%	12%	7%
Renewal premium change	14	6	11	5
Retention	70	74	71	70
New business	$58	$52	$187	$207
Three Month Comparison
Gross written premiums for International increased $12 million for the three months ended September 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, gross written premiums increased $9 million driven by growth in Europe and Canada partially offset by the continued impact of the strategic exit from certain Lloyd’s business classes. Net written premiums increased $21 million for the three months ended September 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, net written premiums increased $18 million for the three months ended September 30, 2020 as compared with the same period in 2019. Net earned premiums were consistent with the same period in 2019.
Core results improved $36 million for the three months ended September 30, 2020 as compared with the same period in 2019 primarily due to improved non-catastrophe current accident year underwriting results.
The combined ratio of 98.1% improved 9.3 points for the three months ended September 30, 2020 as compared with the same period in 2019 due to a 6.2 point improvement in the loss ratio and a 3.1 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to improved non-catastrophe current accident year underwriting results driven by lower large losses partially offset by higher net catastrophe losses. Net catastrophe losses were $7 million, or 3.0 points of the loss ratio, for the three months ended September 30, 2020, as compared with $4 million, or 1.7 points of the loss ratio, for the three months ended September 30, 2019. Net catastrophe losses for the three months ended September 30, 2020 related primarily to severe weather related events. The improvement in the expense ratio was driven by lower acquisition and underwriting expenses.
There was no prior year loss reserve development recorded for the three months ended September 30, 2020 as compared with unfavorable development of $1 million for the three months ended September 30, 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for International decreased $15 million for the nine months ended September 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $10 million driven by the continued impact of the strategic exit from certain Lloyd’s business classes partially offset by growth in Canada and Europe. Net written premiums decreased $29 million for the nine months ended September 30, 2020 as compared with the same period in 2019. Excluding the effect of foreign currency exchange rates, net written premiums decreased $24 million for the nine months ended September 30, 2020 as compared with the same period in 2019. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income for the nine months ended September 30, 2020 was generally consistent with the same period in 2019.
The combined ratio of 104.2% increased 2.0 points for the nine months ended September 30, 2020 as compared with the same period in 2019 due to a 3.9 point increase in the loss ratio partially offset by a 1.9 point improvement in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses partially offset by favorable net prior year loss reserve development in the current year period. Net catastrophe losses were $62 million, or 8.9 points of the loss ratio, for the nine months ended September 30, 2020, as compared with $10 million, or 1.4 points of the loss ratio, for the nine months ended September 30, 2019. Net catastrophe losses for the nine months ended September 30, 2020 included $38 million related to the COVID-19 pandemic and $24 million related primarily to severe weather related events. The improvement in the expense ratio was driven by lower acquisition and underwriting expenses.
Favorable net prior year loss reserve development of $3 million was recorded for the nine months ended September 30, 2020 as compared with unfavorable development of $14 million for the nine months ended September 30, 2019. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2020	December 31, 2019
Gross case reserves	$821	$858
Gross IBNR reserves	1,154	1,018
Total gross carried claim and claim adjustment expense reserves	$1,975	$1,876
Net case reserves	$718	$759
Net IBNR reserves	997	869
Total net carried claim and claim adjustment expense reserves	$1,715	$1,628

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Net earned premiums	$127	$130	$380	$390
Net investment income	208	207	622	616
Core loss before income tax	(59)	(170)	(66)	(179)
Income tax benefit on core loss	24	48	49	74
Core loss	(35)	(122)	(17)	(105)
Three Month Comparison
Core loss improved $87 million for the three months ended September 30, 2020 as compared with the same period in 2019. Core loss for the three months ended September 30, 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies primarily driven by actions taken on discount rate assumptions. The normative risk free rate (the projection of the 10-year U.S. Treasury rate in the long term) was lowered by 100 basis points to 2.75% and the time period to grade up to the normative rate was extended from 6 years to 10 years. Core loss for the three months ended September 30, 2020 also included a $36 million increase in the structured settlement claim reserves and a $30 million reduction in long term care claim reserves, both resulting from the annual claim experience studies in the third quarter of 2020. Excluding the impacts of the GPV and claim reserve reviews, core results were favorable driven by better than expected morbidity in the long term care business. During the third quarter of 2020, relative to expectations, we experienced lower new claim frequency, higher claim terminations and more favorable claim severity amid the effects of COVID-19. Given the uncertainty of these trends, we increased our IBNR reserves in anticipation of increased claim activity as the COVID-19 pandemic abates.
Core loss for the three months ended September 30, 2019 included a $170 million charge related to the recognition of an active life reserve premium deficiency partially offset by a $44 million reduction in long term care claim reserves resulting from the annual claim experience study in the third quarter of 2019.
Nine Month Comparison
Core loss improved $88 million for the nine months ended September 30, 2020 as compared with the same period in 2019. The drivers of core loss for the nine month period were generally consistent with the three month summary noted above.
Life & Group Policyholder Reserves
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. See Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1 for further information on the reserving process.

The September 30, 2020 GPV indicated a premium deficiency of $74 million and future policy benefit reserves were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2020 represent management's best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes in the GPV results is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
September 30, 2019 Estimated Margin	$—
Changes in underlying discount rate assumptions	(609)
Changes in underlying morbidity assumptions	51
Changes in underlying persistency assumptions	152
Changes in underlying premium rate action assumptions	318
Changes in underlying expense and other assumptions	14
September 30, 2020 Premium Deficiency	$(74)
The premium deficiency was primarily driven by changes in discount rate assumptions due to lower expected reinvestment rates, contemplating both near-term market indications and long-term normative assumptions. This unfavorable driver was significantly offset by higher than previously estimated rate increases on active rate increase programs, new planned rate increase filings and favorable changes to the underlying persistency and morbidity assumptions.
Our projections do not indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As such, we will not establish additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2021.
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

September 30, 2020
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$339
5% increase in morbidity	677
Persistency:
5% decrease in active life mortality and lapse	$254
10% decrease in active life mortality and lapse	469
Discount Rates:
25 basis point decline in new money interest rates	$175
50 basis point decline in new money interest rates	356
Premium Rate Actions:
25% decrease in anticipated future premium rate increases	$66
50% decrease in anticipated future premium rate increases	132

The following table summarizes policyholder reserves for Life & Group.

September 30, 2020
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,866	$9,678	$12,544
Structured settlement annuities	547	—	547
Other	12	—	12
Total	3,425	9,678	13,103
Shadow adjustments (1)	204	3,035	3,239
Ceded reserves (2)	137	265	402
Total gross reserves	$3,766	$12,978	$16,744

December 31, 2019
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,863	$9,470	$12,333
Structured settlement annuities	515	—	515
Other	12	—	12
Total	3,390	9,470	12,860
Shadow adjustments (1)	167	2,615	2,782
Ceded reserves (2)	159	226	385
Total gross reserves	$3,716	$12,311	$16,027

(1)
To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).

(2)	Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Net investment income	$3	$6	$10	$20
Interest expense	32	31	94	99
Core loss	(19)	(17)	(48)	(34)
Three Month Comparison
Results for the three months ended September 30, 2020 were generally consistent with the same period in 2019.
Nine Month Comparison
Core loss is driven by interest expense on corporate debt partially offset by amortization of the deferred gain related to the A&EP Loss Portfolio Transfer (LPT). The A&EP LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2020	December 31, 2019
Gross case reserves	$1,147	$1,137
Gross IBNR reserves	894	1,097
Total gross carried claim and claim adjustment expense reserves	$2,041	$2,234
Net case reserves	$90	$92
Net IBNR reserves	76	83
Total net carried claim and claim adjustment expense reserves	$166	$175

INVESTMENTS
The financial market disruption in the first quarter of 2020 significantly impacted our investment portfolio. Losses from our limited partnership and common and preferred equity portfolios, as well as the recognition of impairment losses on certain fixed maturity holdings, negatively impacted our Net income for the three months ended March 31, 2020. While financial markets have broadly recovered during the second and third quarters of 2020, there could be continued volatility in our investment portfolio.
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Fixed income securities:
Taxable fixed income securities	$363	$383	$1,094	$1,151
Tax-exempt fixed income securities	80	79	238	241
Total fixed income securities	443	462	1,332	1,392
Limited partnership investments	64	12	38	125
Common stock	7	6	(8)	32
Other, net of investment expense	3	7	18	24
Pretax net investment income	$517	$487	$1,380	$1,573
Fixed income securities, after tax	$364	$378	$1,092	$1,140
Net investment income, after tax	421	399	1,130	1,284

Effective income yield for the fixed income securities portfolio, pretax	4.5%	4.8%	4.6%	4.8%
Effective income yield for the fixed income securities portfolio, after tax	3.7%	3.9%	3.7%	3.9%
Limited partnership and common stock return	4.1%	0.9%	1.7%	7.7%
Pretax net investment income increased $30 million for the three months ended September 30, 2020 as compared with the same period in 2019 driven by limited partnership and common stock returns partially offset by lower yields in our fixed income portfolio.
Pretax net investment income decreased $193 million for the nine months ended September 30, 2020 as compared with the same period in 2019 driven by limited partnership and common stock returns and lower yields in our fixed income portfolio.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Fixed maturity securities:
Corporate and other bonds	$14	$7	$(105)	$—
States, municipalities and political subdivisions	6	1	39	13
Asset-backed	6	(5)	34	(19)
Total fixed maturity securities	26	3	(32)	(6)
Non-redeemable preferred stock	25	7	(45)	60
Short term and other	(21)	(3)	(27)	(34)
Mortgage loans	(3)	—	(16)	—
Net investment gains (losses)	27	7	(120)	20
Income tax (expense) benefit on net investment gains (losses)	(7)	(2)	23	(7)
Net investment gains (losses), after tax	$20	$5	$(97)	$13
Net investment gains (losses) increased $20 million for the three months ended September 30, 2020 as compared with the same period in 2019. The increase was driven by the favorable change in fair value of non-redeemable preferred stock and higher net realized investment gains on sales of fixed maturity securities partially offset by a loss on the third quarter 2020 redemption of our $400 million senior notes due August 2021. Pretax impairment losses of $5 million on available-for-sale securities and $3 million of credit losses on mortgage loans were recognized in the current quarter.
Net investment gains (losses) decreased $140 million for the nine months ended September 30, 2020 as compared with the same period in 2019. The decrease was driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock partially offset by higher net realized investment gains on sales of fixed maturity securities. Pretax impairment losses of $108 million on available-for-sale securities and $16 million of credit losses on mortgage loans were recognized for the nine months ended September 30, 2020.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2020		December 31, 2019
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$4,026	$127	$4,136	$95
AAA	3,623	452	3,254	349
AA	6,773	961	6,663	801
A	9,470	1,296	9,062	1,051
BBB	17,488	2,105	16,839	1,684
Non-investment grade	2,521	38	2,253	101
Total	$43,901	$4,979	$42,207	$4,081
As of September 30, 2020 and December 31, 2019, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.5 billion of pre-funded municipal bonds as of September 30, 2020 and December 31, 2019.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$99	$1
AAA	37	1
AA	244	9
A	642	21
BBB	1,264	71
Non-investment grade	816	78
Total	$3,102	$181
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$142	$8
Due after one year through five years	819	54
Due after five years through ten years	1,479	83
Due after ten years	662	36
Total	$3,102	$181

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

	September 30, 2020		December 31, 2019
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,700	9.0	$18,015	8.9
Other investments	27,408	4.5	26,813	4.1
Total	$46,108	6.3	$44,828	6.0
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	September 30, 2020	December 31, 2019
Short term investments:
Commercial paper	$—	$1,181
U.S. Treasury securities	1,247	364
Other	215	316
Total short term investments	$1,462	$1,861
During 2020, we shifted our commercial paper holdings to U.S. Treasury securities.
In addition to Short term investments, the Company held $442 million and $242 million of Cash as of September 30, 2020 and December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income from our insurance subsidiaries. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
Related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, as the situation continues to evolve through the remainder of 2020, and possibly thereafter, uncertainty exists as to the potential impacts on our operating cash flows. At this time, we do not believe these impacts would give rise to a material liquidity concern given our overall liquid assets and anticipated future cash flows.
For the nine months ended September 30, 2020, net cash provided by operating activities was $1,408 million as compared with $980 million for the same period in 2019. The increase in cash provided by operating activities was driven by an increase in premiums collected, lower net claim payments and lower income taxes paid, partially offset by a lower level of distributions from limited partnerships.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $407 million for the nine months ended September 30, 2020, as compared with $60 million for the same period in 2019. The cash flow from investing activities is affected by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the nine months ended September 30, 2020, net cash used by financing activities was $801 million as compared with $887 million for the same period 2019. Financing activities for the periods presented include:

•	During the nine months ended September 30, 2020, we paid dividends of $850 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million.

•
In the third quarter of 2020, we issued $500 million of 2.05% senior notes due August 15, 2030 and redeemed the $400 million outstanding aggregate principal balances of our 5.750% senior notes due August 15, 2021.

•	During the nine months ended September 30, 2019, we paid dividends of $834 million and repurchased 415,695 shares of our common stock at an aggregate cost of $18 million.

•
In the second quarter of 2019, we issued $500 million of 3.90% senior notes due May 1, 2029 and redeemed the $500 million outstanding aggregate principal balances of our 5.875% senior notes due August 15, 2020.

Common Stock Dividends
Dividends of $3.11 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2020. On October 30, 2020, our Board of Directors declared a quarterly dividend of $0.37 per share, payable December 3, 2020 to stockholders of record on November 16, 2020. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. In addition, we held $5.5 billion of cash, short term investments and highly liquid securities issued by the U.S. government and its agencies as of September 30, 2020, of which $517 million was held at the CNAF holding company. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC).
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2020, CCC was in a positive earned surplus position. CCC paid dividends of $855 million and $940 million during the nine months ended September 30, 2020 and 2019. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted in the current period and that will be adopted in the future, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
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

Industry and General Market Factors

•
the COVID-19 pandemic, and actions seeking to mitigate the spread of the virus, have resulted in significant risk across our enterprise, as economic uncertainty and depressed business conditions brought on by the crisis may materially and adversely impact our business, drive significant decreases in our premium volume and result in significant losses in our investment portfolio, increased claim and litigation activity and unfavorable regulatory outcomes.

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

Impact of Natural and Man-Made Disasters and Mass Tort Claims

•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, wildfires, rain, hail and snow;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2020. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2020, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2020.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for each of the first two quarters of 2020, include detailed discussions of certain material risk factors facing us. The information presented below describes updates and additions to and should be read in conjunction with the risk factors and information disclosed in our Form 10-K and restates in their entirety the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
The COVID-19 pandemic and measures to mitigate the spread of the virus have resulted in significant risk across our enterprise, which have had, and may continue to have, material adverse impacts on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through the month of February, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus' spread globally, are unprecedented and their effects continue to be pervasive. In many geographic locations, the virus continues to spread. Accordingly, it remains the case that months past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread are not yet known and may not emerge for some time.
Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:
Broad economic impact
The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including ours. Depressed economic conditions have led to and may continue to lead to decreased insured exposures causing us to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments. Significant decreases in premium volume directly and adversely impacts our underwriting expense ratio. In addition, certain customers, across a broad spectrum of industries and markets, have been and continue to be impacted by lost business, which may affect our ability to collect amounts owed to us by policyholders. We recorded a decrease in our estimated audit premiums during the second quarter of 2020 impacting our net earned premium and if general economic conditions do not improve in the remainder of 2020 or thereafter, our net written premiums and net earned premiums may be depressed, which may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
While our losses incurred during the first nine months of 2020 related to COVID-19 and measures to mitigate its spread represent our best estimate of our ultimate insurance losses resulting from events occurring in the first nine months of 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur for the remainder of the year and thereafter. The scope, duration and magnitude of the direct and indirect effects could continue to evolve through the remainder of 2020, and possibly thereafter, and could materially impact our ultimate loss estimate, including in lines of business where losses have already been incurred, as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus, as well as new or extended shelter in place restrictions and business closures, could cause us to experience additional COVID-19 related catastrophe losses in future quarters, which could be material.

Financial Markets and Investments
The COVID-19 pandemic has also significantly impacted financial markets.  As investors have embarked on a flight to quality, risk free rates have decreased.  In addition, liquidity concerns and overall economic uncertainties drove increased volatility in credit spreads and equity markets.  While government actions to date have provided some stability to financial markets, economic prospects in the short term continue to be depressed and we remain in a historically low interest rate environment. The unabated spread of the virus and the extension of efforts to mitigate the spread in numerous geographic areas will continue to cause substantial uncertainty on the timing and strength of any economic recovery and could continue to impact our investment portfolio results and valuations, and may result in additional volatility or losses in our investment portfolio, which could be material.
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
Claims and related litigation
Claim activity and related litigation has increased, and may continue to increase significantly, in certain lines of business as a result of the pandemic and mitigating actions. We have experienced, and are likely to continue to experience, increased frequency in claim submissions in product lines that are implicated by the virus and the mitigating activities taken by our customers and governmental authorities in response to its spread, as well as increased litigation related to denial of claims based on policy coverage. These lines include primarily healthcare professional liability and workers' compensation, as well as commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. In addition, our surety lines may continue to experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by general economic conditions. We have recorded significant losses in these areas in the first nine months of 2020 and may experience continued losses, which could be material.
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
Business operational impact
Beginning on March 17, 2020, we instituted mandatory work from home for all of our employees, across the United States and globally, including Canada, the United Kingdom and Europe, and moved to teleconference meetings only across the enterprise. As of the date of this report, the work from home mandate remains in place across the majority of our global workforce. Mandatory work from home may impact the productivity of our workforce, and increases the risk of information security exposure. Disruptions to our employees’ productivity, as well as their health and welfare, especially in the context of accelerated contagion of the virus (which has not occurred across our employee population at this time), along with the heightened security risks presented by widespread remote access to our computer systems, may have a material impact on our business operations, the extent of which cannot be determined with any certainty at this time.
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

CNA Financial Corporation

Dated: November 2, 2020	By	/s/ Albert J. Miralles
Albert J. Miralles Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1