Form 10-K
period 2020-12-31
CNA FINANCIAL CORP
filed 2021-02-09
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 5, 2021, 271,391,603 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $889 million based on the closing price of $32.15 per share of the common stock on the New York Stock Exchange on June 30, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2021 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 89.6% of our outstanding common stock as of December 31, 2020.
Our insurance products primarily include commercial property and casualty coverages, including surety. Our services include warranty, risk management information services and claims administration. Our products and services are primarily marketed through independent agents, brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. The property and casualty insurance industry is highly competitive, both as it relates to rate and service. We compete with a large number of stock and mutual insurance companies, as well as other entities, for both distributors and customers.
Our commercial property and casualty underwriting operations presence in the United States of America (U.S.) consists of field underwriting locations and centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. Our claim operations in the U.S. consists of primary locations where we handle multiple claim types and key business functions, as well as regional claim offices which are aligned with our underwriting field structure. We have property and casualty underwriting operations in Canada, the United Kingdom (U.K.) and Continental Europe, as well as access to business placed at Lloyd's of London through Syndicate 382.
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
Current Regulation
The insurance industry is subject to comprehensive and detailed regulation and supervision. Regulatory oversight by applicable agencies is exercised through review of submitted filings and information, examinations (both financial and market conduct), direct inquiries and interviews. Each domestic and foreign jurisdiction has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, prescribing the form and content of statutory financial reports and regulating capital adequacy and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations requiring rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets or payments may be subject to prior notice or approval by insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance subsidiaries making the transfer or payments.
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

The U.S. and foreign regulatory environment in which we operate is evolving on an ongoing basis and impacts aspects of corporate governance, risk management practices, public disclosures and cyber security. We continue to invest in the security of our systems and network on an enterprise-wide basis.
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
Further, domestic insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty funds are governed by state insurance guaranty associations which levy assessments to meet the funding needs of insolvent insurer estates. Other insurance-related assessments are generally levied by state agencies to fund various organizations, including disaster relief funds, rating bureaus, insurance departments and workers' compensation second injury funds, and by industry organizations that assist in the statistical analysis and ratemaking process, and we have the ability to recoup certain of these assessments from policyholders.
Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, cybersecurity risk management, federal financial services reforms and certain tax reforms.
The Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) provides for a federal government backstop for insured terrorism risks through the end of 2027. The mitigating effect of such law is part of the analysis of our overall risk posture for terrorism and, accordingly, our risk positioning may change if such law was modified.
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
The transition period for the U.K.’s exit from the European Union (E.U.), commonly referred to as “Brexit,” ended on December 31, 2020. To ensure the Company’s ability to operate effectively throughout the E.U. following the departure of the U.K. from the trading bloc, effective January 1, 2019, our E.U. business is no longer written by the U.K.-domiciled subsidiary Hardy, but through a European subsidiary established in Luxembourg. As a result, the complexity and cost of regulatory compliance of our European business has increased and will likely continue to result in elevated expenses.
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European operations and are enacted by the European Commission, the executive body of the E.U. Additionally, the International Association of Insurance Supervisors (IAIS) continues to develop capital requirements as more fully discussed below.
Regulation Outlook
The IAIS has adopted a Common Framework (ComFrame) for the Supervision of Internationally Active Insurance Groups (IAIGs) which is focused on the effective group-wide supervision of internationally active insurance groups, such as CNA. As part of ComFrame, the IAIS is developing a global insurance capital standard for insurance groups. While the general parameters of ComFrame have been finalized, many critical areas of the global insurance capital standard are still under consideration. Certain jurisdictional regulatory regimes are subject to revision in response to these global developments.
The National Association of Insurance Commissioners (NAIC) has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (GCC). While the current U.S. regulatory regime is based on legal entity regulation, the GCC will quantify risk across the insurance group and also provide additional financial information to regulators to assess the financial condition of non-insurance entities. The GCC was recently adopted by the NAIC along with model legislative language designed to enable the framework once implemented by state legislatures. Alongside the GCC, the NAIC is also working with other interested jurisdictions, both domestic and international, to develop an Aggregation Method (AM) approach to assessing group capital. The AM is influenced by the GCC and calculated in a similar manner. By 2024, the IAIS will be assessing whether the AM provides comparable outcomes to the consolidated group insurance capital standard (ICS) being developed for use with IAIGs.
There have also been definitive developments with respect to prudential insurance supervision unrelated to the IAIS activities. On September 22, 2017, the U.S. Treasury Department, the U.S. Trade Representative (USTR) and the E.U. announced they had formally signed a covered agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-E.U. Covered Agreement). The U.S.-E.U. Covered Agreement requires U.S. states to prospectively eliminate the requirement that domestic insurance companies must obtain collateral from E.U. reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR, and the U.K. announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-U.K. Covered Agreement). This Agreement has similar terms as the U.S.-E.U. Covered Agreement. Because these covered agreements are not self-executing, U.S. state laws will need to be revised to change reinsurance collateral requirements to conform to the provisions within each of the agreements.
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
Human Capital
As of December 31, 2020, we had approximately 5,800 employees. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. Our Diversity and Inclusion strategy includes employee-led resource groups, regular training and development for all employees and partnerships with diverse colleges, universities and non-profit organizations that share in our inclusion mission. We also have an established corporate social responsibility strategy with a focus on four core areas: education, environment, inclusion and well-being. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.
We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and certain family assistance programs, including paid family leave, flexible work arrangements and adoption assistance plans, amongst others. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. See Notes I and J to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans and stock-based compensation.
In response to the COVID-19 pandemic in March 2020, we pivoted to a remote working environment for substantially all of our employees with a commitment to the safety of our employees and the communities we serve. In the fourth quarter we began re-opening some offices on a voluntary basis to accommodate employees seeking the flexibility to work from the office, while carefully monitoring the conditions in those areas and continuing to adhere to health and safety protocols.
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

ITEM 1A. RISK FACTORS
Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business and insurer financial strength and corporate debt ratings. We have described below material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also affect our business. You should carefully consider and evaluate all of the information included in this report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
COVID-19 Risks
The COVID-19 pandemic and measures to mitigate the spread of the virus have resulted in significant risk across our enterprise, which have had, and may continue to have, material adverse impacts on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
The COVID-19 outbreak, and actions seeking to mitigate the spread of the virus, accelerated in both breadth and scope through early 2020, with the World Health Organization declaring it a pandemic on March 11, 2020. The situation has continued to evolve exponentially with implicated exposures increasing given sustained uncertainties across the global marketplace. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus' spread globally, are unprecedented and their effects continue to be pervasive. While vaccination efforts have begun, in many geographic locations, the virus continues to spread. Accordingly, it remains the case that nearly a year past the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread are not yet known and may not emerge for some time.
Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:
Broad economic impact
The economic effect of the pandemic has been broad in nature and has significantly impacted business operations across all industries, including ours. Depressed economic conditions have led to, and may continue to lead to, decreased insured exposures causing us to experience declines in premium volume, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments. Significant decreases in premium volume directly and adversely impacts our underwriting expense ratio. We recorded a decrease in our estimated audit premiums during the second quarter of 2020 impacting our net earned premium and if general economic conditions do not improve, our net written premiums and net earned premiums may be depressed, which may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
While our losses incurred during 2020 related to COVID-19 and measures to mitigate its spread represent our best estimate of our ultimate insurance losses resulting from events occurring during 2020 due to the pandemic and the consequent economic crisis, given the unprecedented nature of this event, a high level of uncertainty exists as to the potential impact on insurance losses from these events or other events that might occur in the future. The scope, duration and magnitude of the direct and indirect effects could continue to evolve, and could materially impact our ultimate loss estimate, including in lines of business where losses have already been incurred, as well as the potential for impacts in other lines unknown at this time. Continued spread of the virus, as well as new or extended shelter in place restrictions and full or partial business closures, could cause us to experience additional COVID-19 related catastrophe losses in future quarters, which could be material. For further discussion of risks associated with catastrophe losses, see the Risk Factor, "We are vulnerable to material losses from natural and man-made disasters."

Financial Markets and Investments
The COVID-19 pandemic has also significantly impacted financial markets. As investors have embarked on a flight to quality, risk free rates have decreased. In addition, liquidity concerns and overall economic uncertainties drove increased volatility in credit spreads and equity markets. While government actions to date have provided some stability to financial markets, economic prospects in the short term continue to be depressed and we remain in a historically low interest rate environment. The continued spread of the virus and the extension of efforts to mitigate the spread in numerous geographic areas will continue to cause substantial uncertainty on the timing and strength of any economic recovery and could continue to impact our investment portfolio results and valuations, and may result in additional volatility or losses in our investment portfolio, which could be material.
These significant financial market disruptions may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time. For further discussion of risks associated with our investments, see the Risk Factor, “We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.”
Claims and related litigation
We have experienced, and are likely to continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage, in certain lines of business that are implicated by the pandemic and mitigating actions taken by our customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers' compensation, commercial property-related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. We have recorded significant losses in these areas during 2020 and may experience continued losses, which could be material. In addition, our surety lines may experience increased losses, particularly in construction surety, where there is significant risk that contractors will be adversely and materially impacted by a prolonged decline in economic conditions.
Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
We have incurred and may continue to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions under commercial property policies for business interruption coverage, including lockdowns and closing of certain businesses. The significance of such litigation, both in substance and volume, and the resultant activities we have initiated, including external counsel engagement, and the costs related thereto, may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.
Regulatory impact
The regulatory environment is rapidly evolving in direct response to the pandemic and the related mitigating actions. Numerous regulatory authorities to which our business is subject have implemented or are contemplating broad and significant regulations restricting and governing insurance company operations during the pandemic crisis. Such actions include, but are not limited to, premium moratoriums, premium refunds and reductions, restrictions on policy cancellations and potential legislation-driven expansion of policy terms. To date, certain state authorities have ordered premium refunds and certain regulatory and legislative bodies have proposed requiring insurers to cover business interruption under policies that were not written to provide for such coverage under the current circumstances. In addition, certain states have directed expansion of workers’ compensation coverage through presumption of compensability of claims for a broad category of workers. This highly fluid and challenging regulatory environment, and the new regulations we are now, and may be, subject to may have a material impact on our business, results of operation and financial condition, the extent of which cannot be determined with any certainty at this time. For further discussion of risks associated with our regulatory environment, see the Risk Factor, “We are subject to extensive existing state, local, federal and foreign governmental regulations that restrict our ability to do business and generate revenues; additional regulation or significant modification to existing regulations or failure to comply with regulatory requirements may have a materially adverse effect on our business, results of operations and financial condition.”
Business operational impact
Beginning in March 2020, we instituted mandatory work from home for our employees, with the exception of employees performing certain essential operations, across the United States and globally, including Canada, the U.K. and Europe, and moved to teleconference meetings only across the enterprise. As of the date of this report, the majority of our global workforce continues to work from home. The heightened security risks presented by widespread remote access to our computer systems, may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time. For further discussion of risks associated with the operation of our business functions, facilities and systems and our vendors' facilities and systems, see the Risk Factor, “Any significant interruption in the operation of our business functions, facilities and systems or our vendors' facilities and systems could result in a materially adverse effect on our operations.” For further discussion of risks associated with information security, see the Risk Factor, “Any significant breach in our data security infrastructure could disrupt business, cause financial losses and damage our reputation.”
In addition, in virtually all cases, our critical vendors have also had to impose workplace restrictions or work from home mandates on their employees, which may result in interruption in service delivery or failure by vendors to properly perform required services, including delivery in a manner more susceptible to significant information security risk. Such vendor issues may result in a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time. For further discussion of risks associated with vendors and third party service providers, see the Risk Factors, “Inability to detect and prevent significant employee or third party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on our behalf could result in a materially adverse effect on our business, results of operations and financial condition” and “Loss of key vendor relationships and issues relating to the transitioning of vendor relationships could compromise our ability to conduct business.”
Insurance Risks
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
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as workers' compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with our insurance reserves are outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of MD&A in Item 7.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. These issues have had, and may continue to have, a negative effect on our business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict and may be material.
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
Our active life reserves for long term care policies are based on our best estimate assumptions as of September 30, 2020, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. Estimating future experience for long term care policies is highly uncertain because the adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to add reserves. The required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.
Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which investment returns remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require changes to our reserves. This risk is more significant for our long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the Internal Revenue Code may also affect the rate at which we discount our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
We are vulnerable to material losses from natural and man-made disasters.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Further, significant catastrophic events or a series of catastrophic events have the potential to impose financial stress on the reinsurance industry, which could impact our ability to collect amounts owed to us by reinsurers, thereby resulting in higher net incurred losses.

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
As a result of the items discussed above, catastrophe losses are particularly difficult to estimate, could cause us to exhaust our available reinsurance limits and could adversely affect the cost and availability of reinsurance. Accordingly, catastrophic events could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in material losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2020 is $3.3 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We are exposed to, and may face adverse developments related to, mass tort claims that could arise from our insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories.
We face potential exposure to various types of new and emerging mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new claimant activity. Emerging mass tort claim activity, including activity based on such changing judicial interpretations and recent and proposed legislation, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, which could result in increased exposure to risk or a decrease in our underwriting commitments.
A primary reason we purchase reinsurance is to manage our exposure to risk. Under our ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the level of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, we may have increased exposure to risk, which could be material. Alternatively, we may be unwilling to bear the increased risk, which would reduce the level of our underwriting commitments.
Strategic Risks
We face intense competition in our industry; we may be adversely affected by the cyclical nature of the property and casualty business and the evolving landscape of our distribution network.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services to remain competitive. We compete with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than we do, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with us to the extent that markets continue to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, such as insurtech firms, resulting in increased pressures on our ability to remain competitive, particularly in obtaining pricing that is both attractive to our customer base and risk-appropriate to us.
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
We market our insurance products worldwide primarily through independent insurance agents, insurance brokers, and managing general underwriters who also promote and distribute the products of our competitors. Any change in our relationships with our distribution network agents, brokers or managing general underwriters, including as a result of consolidation and their increased promotion and distribution of our competitors' products, could adversely affect our ability to sell our products. As a result, our business volume and results of operations could be materially adversely impacted.
We may be adversely affected by technological changes or disruptions in the insurance marketplace.
Technological changes in the way insurance transactions are completed in the marketplace, and our ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing "big data" analytics to make underwriting and other decisions that impact product design and pricing. If such utilization is more effective than how we use similar data and information, we will be at a competitive disadvantage. There can be no assurance that we will continue to compete effectively with our industry peers due to technological changes; accordingly, this may have a material adverse effect on our business, results of operations and financial condition.
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
The successful execution of our business plan depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge and industry experience in areas such as underwriting, data and analytics and technology, we may encounter obstacles to our ability to attract and retain such employees, which could materially adversely affect our business, results of operations and financial condition.
We are controlled by a single stockholder which could result in potential conflicts of interest.
Loews beneficially owned approximately 89.6% of our outstanding shares of common stock as of December 31, 2020, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, five officers of Loews currently serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews.  It is possible that potential conflicts of interest could arise in the future for our directors who are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.
Financial Risks
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, domestic and international geopolitical issues and many other factors. Changes in financial markets including fluctuations in interest rates, credit, equity prices and foreign currency prices and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities. Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of our investment portfolio that is carried at fair value in our financial statements is not reflective of the prices at which actual transactions could occur.
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
In addition, we invest a portion of our assets in limited partnerships and common stock which are subject to greater market volatility than our fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments which may also limit our ability to withdraw funds from these investments. The timing and amount of income or losses on such investments is inherently variable and can contribute to volatility in reported earnings.
Further, we hold a portfolio of commercial mortgage loans. We are subject to risk related to the recoverability of loan balances, which is influenced by declines in the estimated cash flows from underlying property leases, fair value of collateral, refinancing risk and the creditworthiness of tenants of credit tenant loan properties, where lease payments directly service the loan. Any changes in actual or expected collections would result in a charge to earnings.
As a result of these factors, we may not earn an adequate return on our investments, may be required to write-down the value of our investments and may incur losses on the disposition of our investments all of which could materially adversely affect our business, results of operations and financial condition.
Operational Risks
We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis. Further, climate change may make modeled outcomes less certain or produce new, non-modeled risks.
In addition, the effectiveness of any model can be degraded by operational risks, including the improper use of the model, input errors, data errors and human error. As a result, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or fail to appropriately estimate the risks we are exposed to, our business, results of operations and financial condition may be materially adversely affected.
Any significant interruption in the operation of our business functions, facilities and systems or our vendors' facilities and systems could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships, necessary business functions (such as internet support and 24-hour call centers), processing new and renewal business and processing and paying claims and other obligations. Our or our vendors' facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of our data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. Likewise, we could experience a significant failure, interruption or corruption of one or more of our or our vendors' information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded.
The shut-down or unavailability of one or more of our or our vendors' systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions, including the ability to issue financial statements in a timely manner.
The foregoing risks could expose us to monetary and reputational damages. Potential exposures include substantially increased compliance costs and required computer system upgrades and security-related investments. If our business continuity plans or system security does not sufficiently address these risks, they could have a material adverse effect on our business, results of operations and financial condition.
Any significant breach in our data security infrastructure could disrupt business, cause financial losses and damage our reputation.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business and may result in operational impairments and financial losses, as well as significant harm to our reputation. The risk of a breach could increase as vendors increasingly offer cloud-based software services rather than software services which can be run within our data centers or as we choose to move additional functions to the cloud.
The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. Any such legal or regulatory action could have a material adverse effect on our business, results of operations and financial condition.
Inability to detect and prevent significant employee or third party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on our behalf could result in a materially adverse effect on our business, results of operations and financial condition.
We may incur losses which arise from employees or third party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. Our or our third party service providers' controls may not be able to detect all possible circumstances of such non-compliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could adversely affect our business, results of operations and financial condition.
Portions of our insurance business is underwritten and serviced by third parties. With respect to underwriting, our contractual arrangements with third parties will typically grant them limited rights to write new and renewal policies, subject to contractual restrictions and obligations, including requiring them to underwrite within the terms of our licenses. Should these third parties issue policies that exceed these contractual restrictions, we could be deemed liable for such policies and subject to regulatory fines and penalties for any breach of licensing requirements. It is possible that in such circumstance we might not be fully indemnified for such third parties’ contractual breaches.
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
These risks could adversely impact our reputation and client relationships and have a material adverse effect on our business, results of operations and financial condition.
Loss of key vendor relationships and issues relating to the transitioning of vendor relationships could compromise our ability to conduct business.
In the event that one or more of our vendors suffers a bankruptcy, is sold to another entity, sustains a significant business interruption or otherwise becomes unable to continue to provide products or services at the requisite level, we may be adversely affected. We may suffer operational impairments and financial losses associated with transferring business to a new vendor, assisting a vendor with rectifying operational difficulties, failure by vendors to properly perform service functions or assuming previously outsourced operations ourselves. Our inability to provide for appropriate servicing if a vendor becomes unable to fulfill its contractual obligations to us, either through transitioning to another service provider temporarily or permanently or assuming servicing internally, may have a materially adverse effect on our business, results of operations and financial condition.
We are subject to capital adequacy requirements and, if we are unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of our legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction's regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business in the applicable jurisdictions and specialized markets. If we are required to record a material charge against earnings in connection with a change in estimated insurance reserves or the occurrence of a catastrophic event, or if we incur significant losses related to our investment portfolio, which severely deteriorates our capital position, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
The IAIS has adopted a common framework for the supervision of internationally active insurance groups and continues to develop a group basis Insurance Capital Standard (ICS). The NAIC is also developing a group capital standard that is intended to be comparable to the ICS. The development and adoption of these capital standards could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance.
Our insurance subsidiaries, upon whom we depend for dividends in order to fund our corporate obligations, are limited by insurance regulators in their ability to pay dividends.
We are a holding company and are dependent upon dividends, loans and other sources of cash from our subsidiaries in order to meet our obligations. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary insurance regulator, are generally limited to amounts determined by formulas that vary by jurisdiction. If we are restricted from paying or receiving intercompany dividends, by regulatory rule or otherwise, we may not be able to fund our corporate obligations and debt service requirements or pay our stockholders dividends from available cash. As a result, we would need to pursue other sources of capital which may be more expensive or may not be available at all.
Rating agencies may downgrade their ratings of us, thereby adversely affecting our ability to write insurance at competitive rates or at all and increasing our cost of capital.
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, including, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's), Standard & Poor's (S&P) and Fitch Ratings, Inc. (Fitch). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders.
The rating agencies may take action to lower our ratings in the future as a result of any significant financial loss or changes in the methodology or criteria applied by the rating agencies. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets and the required collateralization of certain future payment obligations or reserves. Further, if one or more of our corporate debt ratings were downgraded, we may find it more difficult to access the capital markets and we may incur higher borrowing costs.
In addition, it is possible that a significant lowering of the corporate debt ratings of Loews by certain of the rating agencies could result in an adverse effect on our ratings, independent of any change in our circumstances.

For further discussion of our ratings, see the Ratings subsection within the Liquidity and Capital Resources section of MD&A in Item 7.
We are subject to extensive existing state, local, federal and foreign governmental regulations that restrict our ability to do business and generate revenues; additional regulation or significant modification to existing regulations or failure to comply with regulatory requirements may have a materially adverse effect on our business, results of operations and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our principal executive offices in Chicago, Illinois, as well as other property and casualty insurance offices throughout the U.S.  We also lease offices in Canada, the U.K., Belgium, Denmark, France, Germany, Italy, Luxembourg and the Netherlands, primarily for branch and insurance business operations in those locations.
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
As of February 5, 2021, we had 271,391,603 shares of common stock outstanding and approximately 89.6% of our outstanding common stock was owned by Loews. We had 866 stockholders of record as of February 5, 2021 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases of our common stock were made in the three months ended December 31, 2020.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2016, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2016	2017	2018	2019	2020
CNA Financial Corporation	$100.00	$130.24	$178.35	$158.44	$173.46	$164.11
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Property & Casualty Insurance Index	100.00	115.71	141.61	134.97	169.88	181.70

200
175
150
125
100
Returns
Base Period
2016
2017
2018
2019
2020
Years Ended
CNA Financial Corporation
S&P 500 Index
S&P 500 Property & Casualty Insurance Index

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial data. The table should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data of this Form 10-K.

As of or for the years ended December 31
(In millions, except per share data)	2020	2019	2018	2017	2016
Results of Operations:
Revenues	$10,808	$10,767	$10,134	$9,542	$9,366
Net income	690	1,000	813	899	859
Basic earnings per share	2.54	3.68	2.99	3.32	3.18
Diluted earnings per share	2.53	3.67	2.98	3.30	3.17
Dividends declared per common share	3.48	3.40	3.30	3.10	3.00
Financial Condition:
Total investments	$50,293	$47,744	$44,486	$46,870	$45,420
Total assets	64,026	60,612	57,152	56,567	55,233
Insurance reserves	41,143	38,614	36,764	37,212	36,431
Long and short term debt	2,776	2,679	2,680	2,858	2,710
Stockholders' equity	12,707	12,215	11,217	12,244	11,969
Book value per common share	46.82	45.00	41.32	45.15	44.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2019 Compared with 2018
This section of this Form 10-K generally discusses 2020 and 2019 results and year-to-year comparisons between 2020 and 2019. A discussion of changes in our results of operations from 2019 to 2018 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 11, 2020.
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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Consolidated Financial Statements as their application places the most significant demands on our judgment. Note A to the Consolidated Financial Statements included under Item 8 should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, financial condition, equity, business, and insurer financial strength and corporate debt ratings.
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
A prolonged period during which investment returns remain at levels lower than those anticipated in our reserving discount rate assumption could result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may also require an increase to our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request.
These changes to our reserves could materially adversely impact our results of operations, financial condition and equity. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Reinsurance and Insurance Receivables
Exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Further information on our reinsurance receivables is in Note G to the Consolidated Financial Statements included under Item 8.
Additionally, exposure exists with respect to the collectibility of amounts due from policyholders related to insurance contracts, including amounts due from insureds under high deductible policies and retrospectively rated policies. An allowance for uncollectible insurance receivables is recorded on the basis of periodic evaluations of balances due from insureds, currently as well as in the future, historical business default data, management's experience and current and forecast economic conditions.
If actual experience differs from the estimates made by management in determining the allowances for uncollectible reinsurance and insurance receivables, net receivables as reflected on our Consolidated Balance Sheets may not be collected. Therefore, our results of operations, financial condition or equity could be materially adversely affected. Further information on our process for determining the allowances for uncollectible reinsurance and insurance receivables is in Note A to the Consolidated Financial Statements included under Item 8.
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
Our fixed maturity securities are subject to market declines below amortized cost that may result in the recognition of impairment losses in earnings. Factors considered in the determination of whether or not an impairment loss is recognized in earnings include a current intention or need to sell the security or an indication that a credit loss exists. Significant judgment is required in the determination of whether a credit loss has occurred for a security. We consider all available evidence when determining whether a security requires a credit allowance to be recorded, including the financial condition and expected near-term and long-term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions, industry, sector or other specific factors and whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Our mortgage loan portfolio is subject to the expected credit loss model, which requires immediate recognition of estimated credit losses over the life of the asset and the presentation of the asset at the net amount expected to be collected. Significant judgment is required in the determination of estimated credit losses and any changes in our expectation of the net amount to be collected are recognized in earnings.
Further information on our process for evaluating impairments and expected credit losses is in Note A to the Consolidated Financial Statements included under Item 8.
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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of claim reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations, financial condition, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note E to the Consolidated Financial Statements included under Item 8.
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
As discussed in the Risk Factors discussion within Item 1A, there is a risk that our recorded reserves are insufficient to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses. Given the unprecedented nature of the event, a particularly high level of uncertainty exists as to the potential impact on insurance losses related to the COVID-19 pandemic, mitigating actions and consequent economic crisis. Unforeseen emerging or potential claims and coverage issues are also difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve additions.
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
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors, including the impact of inflation on claim costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions and legislative changes, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement and the impact of judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.
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
Periodic Reserve Reviews
The reserve analyses performed by our actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with senior management to determine management's best estimate of reserves. Senior management considers many factors in making this decision. Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts and circumstances, consideration of the factors cited above and our judgment. The carried reserves differ from the actuarial point estimate as discussed further below.
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
Professional liability, management liability and surety products include U.S. professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $4.6 billion as of December 31, 2020.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $350 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $350 million. Our net reserves for workers' compensation were approximately $3.9 billion as of December 31, 2020.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.5 billion as of December 31, 2020.
Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, we regularly review the adequacy of our reserves and reassess our reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods. In reviewing our reserve estimates, we make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in our identification of information and trends that have caused us to change our reserves in prior periods and could lead to our identification of a need for additional material increases or decreases in claim and claim adjustment expense reserves, which could materially affect our results of operations, financial condition, equity, business and insurer financial strength and corporate debt ratings, positively or negatively. See discussion within Note E to the Consolidated Financial Statements included under Item 8 for additional information about reserve development and the Ratings section of this MD&A for further information regarding our financial strength and corporate debt ratings.

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
We maintain both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for our Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for our long term care policies, our actuaries perform a detailed claim reserve review on an annual basis. The review analyzes the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for our structured settlement obligations, our actuaries monitor mortality experience on an annual basis. Our recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent reviews. Claim and claim adjustment expense reserves for long term care policies and structured settlement obligations are discounted as discussed in Note A to the Consolidated Financial Statements included under Item 8.
Future policy benefit reserves consist of the active life reserves related to our long term care policies for policyholders that are not currently receiving benefits and represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
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

The September 30, 2020 GPV indicated a premium deficiency of $74 million and future policy benefit reserves were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2020 represent management's best estimate assumptions at that date with no margin for adverse deviation. A summary of the changes as a result of the 2020 GPV is presented in the table below:

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
Our projections do not indicate a pattern of expected profits in earlier future years followed by expected losses in later future years. As such, we are not establishing additional future policy benefit reserves for profits followed by losses in periods where the long term care business generates core income. The need for these additional future policy benefit reserves will be re-evaluated in connection with the next GPV, which is expected to be completed in the third quarter of 2021.
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

2020 GPV
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

CATASTROPHES AND RELATED REINSURANCE
Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber attacks, pandemics and acts of terrorism that produce unusually large aggregate losses. In most, but not all cases, our catastrophe losses from these events in the U.S. are defined consistent with the definition of the Property Claims Service (PCS). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., we define a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International segment.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $550 million and $179 million for the years ended December 31, 2020 and 2019. Net catastrophe losses for the year ended December 31, 2020 included $294 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $61 million related to civil unrest. Net catastrophe losses for the year ended December 31, 2019 related primarily to U.S. weather related events.
We generally seek to manage our exposure to catastrophes through the purchase of catastrophe reinsurance and have catastrophe reinsurance treaties that cover property and workers’ compensation losses. We conduct an ongoing review of our risk and catastrophe coverages and from time to time make changes as we deem appropriate. The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2021.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded. The treaty has a term of May 1, 2020 to May 1, 2021 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $250 million up to $1.2 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2021 to January 1, 2022 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $475 million of coverage for the accumulation of covered losses related to terrorism events above our retention of $25 million. Of this $475 million in Terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril. We also purchased a targeted facultative facility to address exposure accumulations in specific peak Terrorism zones.
Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA)
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2021. Under the current provisions of the program, in 2021, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2020 earned premiums, our estimated deductible under the program is $820 million for 2021. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

CONSOLIDATED OPERATIONS
Results of Operations
In March 2020, the World Health Organization declared COVID-19 to be a pandemic. The pandemic, together with global, national, regional and local efforts to mitigate the spread of the virus, have rapidly evolved and led to severely depressed economic conditions and financial market disruption. These conditions had a significant impact across our enterprise during 2020. During the first quarter of 2020 we experienced significant declines in the value of our investment portfolio. While financial markets broadly recovered by the end of 2020, our Net investment income and Net investment gains (losses) are lower for the year ended December 31, 2020 as compared with 2019. We also recorded significant catastrophe losses during 2020 related to COVID-19 and recorded a reduction in our estimated audit premiums due to lower exposure. Our 2020 consolidated financial statements reflect our best estimate of the impacts related to COVID-19. While we currently believe that the predominant financial impacts of the pandemic and related mitigating efforts have been incurred as of December 31, 2020, given the unprecedented nature of this event, a high level of uncertainty remains as to future effects. The scope, duration and magnitude of the pandemic and its direct and indirect effects could continue to evolve, and could materially adversely impact our business, results of operations and financial condition.

For a further discussion of the risks to our business associated with COVID-19, see the Risk Factor included under Part I, Item 1A of this Form 10-K.

For more detailed components of our business operations and a discussion of the core income (loss) financial measure, see the Segment Results section within this MD&A. For further discussion of Net investment income and Net investment gains or losses, see the Investments section of this MD&A.

The following table includes the consolidated results of our operations including our financial measure, core income (loss).

Years ended December 31
(In millions)	2020	2019
Operating Revenues
Net earned premiums	$7,649	$7,428
Net investment income	1,935	2,118
Non-insurance warranty revenue	1,252	1,161
Other revenues	26	31
Total operating revenues	10,862	10,738
Claims, Benefits and Expenses
Net incurred claims and benefits	6,149	5,783
Policyholders' dividends	21	23
Amortization of deferred acquisition costs	1,410	1,383
Non-insurance warranty expense	1,159	1,082
Other insurance related expenses	1,028	1,038
Other expenses	220	235
Total claims, benefits and expenses	9,987	9,544
Core income before income tax	875	1,194
Income tax expense on core income	(140)	(215)
Core income	735	979
Net investment (losses) gains	(54)	29
Income tax benefit (expense) on net investment (losses) gains	9	(8)
Net investment (losses) gains, after tax	(45)	21
Net income	$690	$1,000

2020 Compared with 2019
Core income decreased $244 million in 2020 as compared with 2019. Core income for our Property & Casualty Operations decreased $356 million primarily due to higher net catastrophe losses and lower net investment income partially offset by improved non-catastrophe current accident year underwriting results. Core results for our Life & Group segment improved $118 million. Life & Group results for the year ended December 31, 2020 include a $59 million charge related to recognition of a premium deficiency as a result of the third quarter 2020 GPV compared to a $170 million charge in 2019 related to recognition of a premium deficiency as a result of the third quarter 2019 GPV. Core loss for our Corporate & Other segment increased $6 million.
Net catastrophe losses were $550 million in 2020 as compared with $179 million in 2019. Catastrophe losses for the year ended December 31, 2020 include $294 million related primarily to severe weather related events, $195 million related to COVID-19 and $61 million related to civil unrest. The COVID-19 losses represent our best estimate of ultimate insurance losses and loss adjustment expenses, including defense costs resulting from the pandemic, mitigating actions and the consequent economic crisis. The losses were substantially driven by healthcare professional liability with additional impacts from workers' compensation, management liability, commercial property, trade credit and surety. Due to the timing and fluidity of the events related to COVID-19, emergence pattern of claims and long tail nature of certain exposures, the losses are substantially classified as incurred but not reported (IBNR) reserves. The COVID-19 catastrophe losses do not include the benefits of lower current accident year losses associated with lower loss frequency in certain lines of business as a result of shelter in place restrictions. Those benefits are modest and are partially offset by the impact of a reduction in our estimated audit premiums and an increase in our credit allowance for premium receivables resulting from depressed economic conditions.
Favorable net prior year loss reserve development of $20 million and $73 million was recorded in 2020 and 2019 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle markets and other commercial customers. The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of two insurance companies based in the U.K. and Luxembourg and Hardy, our Lloyd's syndicate.
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
On December 30, 2020, we entered into an agreement with Cavello Bay Reinsurance Limited (Cavello), a subsidiary of Enstar Group Limited, under which Cavello will reinsure a legacy portfolio of excess workers’ compensation policies. The transaction closed on February 5, 2021 and is based on reserves in place as of January 1, 2020, and adjusted for any subsequent claim activity. We will reclassify this business from the Commercial segment to the Corporate & Other segment, better reflecting the manner in which we are organized for purposes of making operating decisions and assessing performance. The new classifications will be presented in our financial statements beginning with the period ending March 31, 2021, and prior periods presented will conform to the new presentation. Further information on this retroactive reinsurance agreement is provided in Note S to the Consolidated Financial Statements included under Item 8.
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
Management & Professional Liability consists of the following coverages and products:
•Professional liability coverages and risk management services to various professional firms, including architects, real estate agents, accounting firms and law firms.
•D&O, employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations.
•Insurance products to serve the healthcare industry, including professional and general liability as well as associated standard property and casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, hospitals, nurses and other medical practitioners.
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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019
Gross written premiums	$7,180	$6,900
Gross written premiums excluding third party captives	3,296	3,015
Net written premiums	3,040	2,848
Net earned premiums	2,883	2,773
Net investment income	449	556
Core income	535	671

Other performance metrics:
Loss ratio excluding catastrophes and development	59.9%	60.3%
Effect of catastrophe impacts	4.3	0.5
Effect of development-related items	(2.1)	(3.3)
Loss ratio	62.1	57.5
Expense ratio	31.3	32.5
Dividend ratio	0.1	0.2
Combined ratio	93.5%	90.2%
Combined ratio excluding catastrophes and development	91.3%	93.0%

Rate	12%	5%
Renewal premium change	11	8
Retention	86	88
New business	$389	$367
2020 Compared with 2019
Gross written premiums, excluding third party captives, for Specialty increased $281 million in 2020 as compared with 2019 driven by strong rate and higher new business. Net written premiums for Specialty increased $192 million in 2020 as compared with 2019. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $136 million in 2020 as compared with 2019 primarily due to higher net catastrophe losses and lower net investment income partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio of 93.5% increased 3.3 points in 2020 as compared with 2019 primarily due to a 4.6 point increase in the loss ratio partially offset by a 1.2 point improvement in the expense ratio. The increase in the loss ratio was primarily due to higher net catastrophe losses. Net catastrophe losses were $125 million, or 4.3 points of the loss ratio, for 2020, as compared with $15 million, or 0.5 points of the loss ratio, for 2019. Net catastrophe losses in 2020 included $109 million related to the COVID-19 pandemic and $16 million related primarily to severe weather related events. The improvement in the expense ratio was driven by lower underwriting expenses and higher net earned premiums.
Favorable net prior year loss reserve development of $61 million and $92 million was recorded in 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2020	2019
Gross case reserves	$1,567	$1,481
Gross IBNR reserves	4,181	3,757
Total gross carried claim and claim adjustment expense reserves	$5,748	$5,238
Net case reserves	$1,410	$1,343
Net IBNR reserves	3,488	3,333
Total net carried claim and claim adjustment expense reserves	$4,898	$4,676

Commercial
Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle markets and other commercial customers. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto and umbrella coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace.
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019
Gross written premiums	$4,086	$3,693
Gross written premiums excluding third party captives	3,993	3,609
Net written premiums	3,565	3,315
Net earned premiums	3,323	3,162
Net investment income	565	654
Core income	261	489

Other performance metrics:
Loss ratio excluding catastrophes and development	60.6%	61.7%
Effect of catastrophe impacts	10.7	4.9
Effect of development-related items	2.1	0.7
Loss ratio	73.4	67.3
Expense ratio	33.0	32.9
Dividend ratio	0.5	0.6
Combined ratio	106.9%	100.8%
Combined ratio excluding catastrophes and development	94.1%	95.2%

Rate	10%	4%
Renewal premium change	8	6
Retention	84	86
New business	$761	$682
2020 Compared with 2019
Gross written premiums for Commercial increased $393 million in 2020 as compared with 2019 driven by strong rate and higher new business. Net written premiums for Commercial increased $250 million in 2020 as compared with 2019. The increase in net earned premiums was consistent with the trend in net written premiums partially offset by a reduction in estimated audit premiums as a result of the economic slowdown arising from COVID-19 and premium rate adjustments impacting certain general liability policies. Further information on the general liability premium rate adjustments is provided in Note F to the Consolidated Financial Statements included under Item 8.
Core income decreased $228 million in 2020 as compared with 2019, primarily due to higher net catastrophe losses, lower net investment income and unfavorable net prior year loss reserve development in the current year, including a $50 million charge for mass tort exposures primarily due to New York reviver statute-related claims. These results were partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio of 106.9% increased 6.1 points in 2020 as compared with 2019 due to an increase in the loss ratio. The increase in the loss ratio was driven by higher net catastrophe losses and unfavorable net prior year loss reserve development. Net catastrophe losses were $358 million, or 10.7 points of the loss ratio, for 2020, as compared with $154 million, or 4.9 points of the loss ratio, for 2019. Net catastrophe losses in 2020 included $252 million related primarily to severe weather related events, $58 million related to civil unrest and $48 million related to the COVID-19 pandemic. The expense ratio in 2020 was consistent with 2019 as higher acquisition expenses were offset by higher net earned premiums and lower underwriting expenses.
Unfavorable net prior year loss reserve development of $43 million was recorded in 2020 as compared with favorable development of $2 million in 2019. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2020	2019
Gross case reserves	$3,724	$3,937
Gross IBNR reserves	5,317	4,719
Total gross carried claim and claim adjustment expense reserves	$9,041	$8,656
Net case reserves	$3,357	$3,543
Net IBNR reserves	4,847	4,306
Total net carried claim and claim adjustment expense reserves	$8,204	$7,849

International
The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of two insurance companies based in the U.K. and Luxembourg and Hardy, our Lloyd's syndicate.
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
The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2020	2019
Gross written premiums	$1,133	$1,111
Net written premiums	961	971
Net earned premiums	940	974
Net investment income	58	63
Core income	38	30

Other performance metrics:
Loss ratio excluding catastrophes and development	60.1%	60.9%
Effect of catastrophe impacts	7.1	1.1
Effect of development-related items	(0.3)	2.1
Loss ratio	66.9	64.1
Expense ratio	35.5	37.7
Combined ratio	102.4%	101.8%
Combined ratio excluding catastrophes and development	95.6%	98.6%

Rate	14%	8%
Renewal premium change	12	7
Retention	73	71
New business	$245	$273
2020 Compared with 2019
Gross written premiums for International increased $22 million in 2020 as compared with 2019 driven by growth in Europe and Canada partially offset by the impact of the strategic exit from certain Lloyd’s business classes. Net written premiums for International decreased $10 million in 2020 as compared with 2019. The decrease in net earned premiums was consistent with the trend in net written premiums.
Core income increased $8 million in 2020 as compared with 2019.
The combined ratio of 102.4% increased 0.6 points in 2020 as compared with 2019 due to a 2.8 point increase in the loss ratio partially offset by a 2.2 point improvement in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses partially offset by favorable net prior year loss reserve development in the current year. Net catastrophe losses were $67 million, or 7.1 points of the loss ratio, for 2020, as compared with $10 million, or 1.1 points of the loss ratio, for 2019. Net catastrophe losses in 2020 included $38 million related to the COVID-19 pandemic, $26 million related primarily to severe weather related events and $3 million related to civil unrest. The improvement in the expense ratio was driven by lower acquisition and underwriting expenses.
Favorable net prior year loss reserve development of $2 million was recorded in 2020 as compared with unfavorable net prior year loss reserve development of $21 million in 2019. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2020	2019
Gross case reserves	$892	$858
Gross IBNR reserves	1,199	1,018
Total gross carried claim and claim adjustment expense reserves	$2,091	$1,876
Net case reserves	$777	$759
Net IBNR reserves	1,045	869
Total net carried claim and claim adjustment expense reserves	$1,822	$1,628

Life & Group
The Life & Group segment includes our run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2020	2019
Net earned premiums	$504	$520
Net investment income	851	820
Core loss before income tax	(47)	(199)
Income tax benefit on core loss	56	90
Core income (loss)	9	(109)
2020 Compared with 2019
Core results improved $118 million in 2020 as compared with 2019.
Core income for 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies primarily driven by actions taken on discount rate assumptions. The normative risk free rate (the projection of the 10-year U.S. Treasury rate in the long term) was lowered by 100 basis points to 2.75% and the time period to grade up to the normative rate was extended from 6 years to 10 years. Core income for 2020 also included a $36 million charge related to an increase in the structured settlement claim reserves and a $30 million benefit related to a reduction in long term care claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2020. Core loss for 2019 included a $170 million charge related to the recognition of an active life reserve premium deficiency and a $44 million benefit related to a reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2019.
Excluding the impacts of the GPV and claim reserve reviews, core results in 2020 were favorable driven by better than expected morbidity in the long term care business and higher net investment income. The increase in net investment income was driven by the allocation of a portion of limited partnership income to the Life & Group segment beginning in the fourth quarter of 2020. Further, during 2020, relative to expectations, we experienced lower new claim frequency, higher claim terminations and more favorable claim severity amid the effects of COVID-19. Given the uncertainty of these trends, we increased our IBNR reserves in anticipation of increased claim activity as the COVID-19 pandemic abates.

The following tables summarize policyholder reserves for Life & Group.

December 31, 2020
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,844	$9,762	$12,606
Structured settlement annuities	543	—	543
Other	10	—	10
Total	3,397	9,762	13,159
Shadow adjustments (1)	218	3,293	3,511
Ceded reserves (2)	128	263	391
Total gross reserves	$3,743	$13,318	$17,061

December 31, 2019
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,863	$9,470	$12,333
Structured settlement annuities	515	—	515
Other	12	—	12
Total	3,390	9,470	12,860
Shadow adjustments (1)	167	2,615	2,782
Ceded reserves (2)	159	226	385
Total gross reserves	$3,716	$12,311	$16,027
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
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2020	2019
Net investment income	$12	$25
Interest expense	122	131
Core loss	(108)	(102)
2020 Compared with 2019
Core loss in 2020 was generally consistent with 2019 and is driven by interest expense on corporate debt.
The application of retroactive reinsurance accounting to the A&EP Loss Portfolio Transfer (LPT) in both periods resulted in after-tax charges of $5 million and $14 million in 2020 and 2019, respectively, which have no economic impact. The LPT is further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2020	2019
Gross case reserves	$1,105	$1,137
Gross IBNR reserves	978	1,097
Total gross carried claim and claim adjustment expense reserves	$2,083	$2,234
Net case reserves	$88	$92
Net IBNR reserves	74	83
Total net carried claim and claim adjustment expense reserves	$162	$175

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2020	2019
Fixed income securities:
Taxable fixed income securities	$1,451	$1,538
Tax-exempt fixed income securities	319	318
Total fixed income securities	1,770	1,856
Limited partnership investments	121	180
Common stock	23	46
Other, net of investment expense	21	36
Net investment income	$1,935	$2,118

Effective income yield for the fixed income securities portfolio	4.5%	4.8%
Limited partnership and common stock return	8.3%	11.7%
Net investment income decreased $183 million in 2020 as compared with 2019 driven by lower yields in our fixed income portfolio and lower limited partnership and common stock returns.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2020	2019
Fixed maturity securities:
Corporate and other bonds	$(71)	$(8)
States, municipalities and political subdivisions	40	13
Asset-backed	31	(11)
Total fixed maturity securities	—	(6)
Non-redeemable preferred stock	(3)	66
Short term and other	(30)	(31)
Mortgage loans	(21)	—
Net investment (losses) gains	(54)	29
Income tax benefit (expense) on net investment (losses) gains	9	(8)
Net investment (losses) gains, after tax	$(45)	$21
Net investment (losses) gains decreased $83 million for 2020 as compared with 2019. The decrease was driven by higher impairment losses recognized in earnings and the unfavorable change in fair value of non-redeemable preferred stock partially offset by higher net realized investment gains on sales of fixed maturity securities.
Further information on our investment gains and losses is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2020		2019
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,672	$117	$4,136	$95
AAA	3,627	454	3,254	349
AA	7,159	1,012	6,663	801
A	9,543	1,390	9,062	1,051
BBB	18,007	2,596	16,839	1,684
Non-investment grade	2,623	149	2,253	101
Total	$44,631	$5,718	$42,207	$4,081
As of December 31, 2020 and 2019, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.8 billion and $1.5 billion of pre-funded municipal bonds as of December 31, 2020 and 2019.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$115	$3
AAA	36	1
AA	163	7
A	561	14
BBB	520	28
Non-investment grade	335	24
Total	$1,730	$77
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2020
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$161	$9
Due after one year through five years	676	24
Due after five years through ten years	653	36
Due after ten years	240	8
Total	$1,730	$77

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

December 31	2020		2019
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,518	9.2	$18,015	8.9
Other investments	28,839	4.5	26,813	4.1
Total	$47,357	6.3	$44,828	6.0
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

December 31
(In millions)	2020	2019
Short term investments:
Commercial paper	$—	$1,181
U.S. Treasury securities	1,702	364
Other	205	316
Total short term investments	$1,907	$1,861
During 2020, we shifted our commercial paper holdings to U.S. Treasury securities. In addition to Short term investments, we held $419 million and $242 million of Cash as of December 31, 2020 and 2019.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For 2020, net cash provided by operating activities was $1,775 million as compared with $1,140 million for 2019. The increase in cash provided by operating activities was driven by an increase in premiums collected, lower net claim payments and lower income taxes paid, partially offset by a lower level of distributions from limited partnerships.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $705 million for 2020, as compared with $225 million for 2019. Net cash used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
Net cash used by financing activities was $902 million and $988 million for 2020 and 2019. Financing activities for the periods presented include:
•In 2020, we paid dividends of $950 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million.
•In the third quarter of 2020, we issued $500 million of 2.05% senior notes due August 15, 2030 and redeemed the $400 million outstanding aggregate principal balance of our 5.75% senior notes due August 15, 2021.
•In 2019, we paid dividends of $929 million and repurchased 527,454 shares of our common stock at an aggregate cost of $23 million.
•In the second quarter of 2019, we issued $500 million of 3.90% senior notes due May 1, 2029 and redeemed the $500 million outstanding aggregate principal balance of our 5.875% senior notes due August 15, 2020.
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
CCC paid dividends of $975 million and $1,065 million to CNAF during 2020 and 2019.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue debt, equity or hybrid securities from time to time.
On February 5, 2021, in connection with the closing of the retroactive reinsurance transaction with Cavello, we transferred approximately $630 million of cash into a collateral trust account as security for Cavello’s obligations under the terms of the agreement. See Note S to the Consolidated Financial Statements included under Item 8 for further information on the retroactive reinsurance transaction with Cavello.

Common Stock Dividends
Dividends of $3.48 per share on our common stock, including a special dividend of $2.00 per share, were declared and paid in 2020. On February 5, 2021, our Board of Directors declared a quarterly dividend of $0.38 per share and a special dividend of $0.75 per share, payable March 11, 2021 to stockholders of record on February 22, 2021. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2020
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,409	$109	$459	$697	$2,144
Lease obligations (2)	337	44	77	53	163
Claim and claim adjustment expense reserves (3)	23,709	5,983	6,205	3,096	8,425
Future policy benefit reserves (4)	25,394	(329)	111	865	24,747
Total (5)	$52,849	$5,807	$6,852	$4,711	$35,479
(1)    Includes estimated future interest payments.
(2)    The lease obligations reflected above are not discounted.
(3)    The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2020. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(4)    The Future policy benefit reserves reflected above are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on our assessment of facts and circumstances known as of December 31, 2020. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(5)    Does not include investment commitments of approximately $1,210 million related to future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, E, F, H and L to the Consolidated Financial Statements included under Item 8.

Ratings
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by major rating agencies and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. One or more of these agencies could take action in the future to change the ratings of our insurance subsidiaries.
The table below reflects the Insurer Financial Strength Ratings of CNA's insurance company subsidiaries issued by A.M. Best, Moody's, S&P and Fitch. The table also includes the ratings for CNAF's senior debt.

December 31, 2020	Insurer Financial Strength Ratings	Senior Debt Ratings
A.M. Best	A	bbb+
Moody's	A2	Baa2
S&P	A+	A-
Fitch	A+	BBB+
A.M. Best, Moody’s, S&P and Fitch maintain stable outlooks across the Company’s Financial Strength and Senior Debt Ratings.
CNA Insurance Company Limited and CNA Insurance Company (Europe) S.A. are included within S&P’s Insurer Financial Strength Rating for the Company. Syndicate 382 benefits from the Financial Strength Rating of Lloyd’s, which is rated A+ by S&P and A by A.M. Best with stable outlooks.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates adopted as of January 1, 2020 and that will be adopted in the future, see Note A to the Consolidated Financial Statements included under Item 8.
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
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of this report, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
•the risk that the other parties to the transaction in which, subject to certain limitations, we ceded our legacy A&EP liabilities will not fully perform their obligations to CNA, the uncertainty in estimating loss reserves for A&EP liabilities and the possible continued exposure of CNA to liabilities for A&EP claims that are not covered under the terms of the transaction;
•the performance of reinsurance companies under reinsurance contracts with us; and
•the risks and uncertainties associated with potential acquisitions and divestitures, including the consummation of such transactions, the successful integration of acquired operations and the potential for subsequent impairment of goodwill or intangible assets.
Industry and General Market Factors
•the COVID-19 pandemic, and actions seeking to mitigate the spread of the virus, have resulted in significant risk across our enterprise, as economic uncertainty and depressed business conditions brought on by the crisis may materially and adversely impact our business, drive significant decreases in our premium volume and result in significant losses in our investment portfolio, increased claim and litigation activity and unfavorable regulatory outcomes.
•the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;
•product and policy availability and demand and market responses, including the level of ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;
•general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create additional losses to our lines of business and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;
•conditions in the capital and credit markets, including uncertainty and instability in these markets, as well as the overall economy, and their impact on the returns, types, liquidity and valuation of our investments;
•conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms; and

•the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.
Regulatory Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, including with respect to cyber security protocols, legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
•regulatory limitations, impositions and restrictions upon us, including with respect to our ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies;
•regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy standards; and
•the increasing complexities and regulatory costs relating to operations in Europe resulting from the completion of Brexit and the formation of a new European underwriting subsidiary as a result thereof.
Impact of Natural and Man-Made Disasters and Mass Tort Claims
•weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, wildfires, rain, hail and snow;
•regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;
•man-made disasters, including the possible occurrence of terrorist attacks, the unpredictability of the nature, targets, severity or frequency of such events, and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;
•the occurrence of epidemics and pandemics; and
•mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint and opioids; and claims arising from changes that repeal or weaken tort reforms, such as those related to abuse reviver statutes.
Our forward-looking statements speak only as of the date of the filing of this Annual Report on Form 10-K and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the filing of this Annual Report on Form 10-K, even if our expectations or any related events or circumstances change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments are exposed to various market risks, such as interest rate risk, equity price risk and foreign currency risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term could have a material adverse impact on our results of operations, financial condition or equity.
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
Active management of market risk is integral to our operations. We may take the following actions to manage our exposure to market risk within defined tolerance ranges: (1) change the character of future investments purchased or sold or (2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities expected to be incurred.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2020 and 2019 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2020 and 2019, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2020 and 2019, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. The value of limited partnerships are also affected by changes in equity markets, so a model was developed to analyze the observed changes in the value of limited partnerships held by the Company over a multiple year period along with the corresponding changes in the S&P 500 index. The result of the model allowed us to estimate the change in value of limited partnerships due to equity risk.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2020 and 2019 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2020		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,631	$(2,963)	$(257)	$—
Equity securities	992	(30)	(1)	(23)
Limited partnership investments	1,619	—	—	(65)
Other invested assets	76	—	(6)	—
Mortgage loans (2)	1,151	(51)	—	—
Short term investments	1,907	(2)	(13)	—
Total assets	50,376	(3,046)	(277)	(88)
Derivative financial instruments, included in Other liabilities	(19)	20	—	—
Total	$50,357	$(3,026)	$(277)	$(88)
Long term debt (3)	$3,148	$(169)	$—	$—
(1)    From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.
(2)    Reported at amortized value, less allowance for uncollectible receivables, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(3)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Market Risk Scenario 1

December 31, 2019		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$42,207	$(2,669)	$(229)	$—
Equity securities	865	(28)	(1)	(18)
Limited partnership investments	1,752	—	—	(70)
Other invested assets	65	—	(6)	—
Mortgage loans (2)	1,025	(45)	—	—
Short term investments	1,861	(1)	(13)	—
Total assets	47,775	(2,743)	(249)	(88)
Derivative financial instruments, included in Other liabilities	(7)	16	—	—
Total	$47,768	$(2,727)	$(249)	$(88)
Long term debt (2)	$2,906	$(142)	$—	$—
(1)    From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2020 and 2019 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2020		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,631	$(4,443)	$(513)	$—
Equity securities	992	(45)	(2)	(57)
Limited partnership investments	1,619	—	—	(162)
Other invested assets	76	—	(12)	—
Mortgage loans (2)	1,151	(76)	—	—
Short term investments	1,907	(3)	(26)	—
Total assets	50,376	(4,567)	(553)	(219)
Derivative financial instruments, included in Other liabilities	(19)	30	—	—
Total	$50,357	$(4,537)	$(553)	$(219)
Long term debt (3)	$3,148	$(254)	$—	$—
(1)    From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.
(2)    Reported at amortized value, less allowance for uncollectible receivables, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(3)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Market Risk Scenario 2

December 31, 2019		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$42,207	$(4,003)	$(458)	$—
Equity securities	865	(42)	(3)	(45)
Limited partnership investments	1,752	—	—	(175)
Other invested assets	65	—	(11)	—
Mortgage loans (2)	1,025	(67)	—	—
Short term investments	1,861	(2)	(27)	—
Total assets	47,775	(4,114)	(499)	(220)
Derivative financial instruments, included in Other liabilities	(7)	24	—	—
Total	$47,768	$(4,090)	$(499)	$(220)
Long term debt (2)	$2,906	$(213)	$—	$—
(1)    From a financial reporting perspective, Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2020	2019	2018
Revenues
Net earned premiums	$7,649	$7,428	$7,312
Net investment income	1,935	2,118	1,817
Net investment (losses) gains	(54)	29	(52)
Non-insurance warranty revenue	1,252	1,161	1,007
Other revenues	26	31	50
Total revenues	10,808	10,767	10,134
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	6,170	5,806	5,572
Amortization of deferred acquisition costs	1,410	1,383	1,335
Non-insurance warranty expense	1,159	1,082	923
Other operating expenses	1,126	1,142	1,202
Interest	122	131	138
Total claims, benefits and expenses	9,987	9,544	9,170
Income before income tax	821	1,223	964
Income tax expense	(131)	(223)	(151)
Net income	$690	$1,000	$813

Basic earnings per share	$2.54	$3.68	$2.99

Diluted earnings per share	$2.53	$3.67	$2.98

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.6	271.5
Diluted	272.4	272.5	272.5
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2020	2019	2018
Comprehensive Income (Loss)
Net income	$690	$1,000	$813
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	—	—	—
Net unrealized gains and losses on other investments	720	948	(812)
Net unrealized gains and losses on investments	720	948	(812)
Foreign currency translation adjustment	47	39	(82)
Pension and postretirement benefits	(15)	(58)	—
Other comprehensive income (loss), net of tax	752	929	(894)
Total comprehensive income (loss)	$1,442	$1,929	$(81)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2020	2019
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $38,953 and $38,126, less allowance for credit loss of $40 and $—)	$44,631	$42,207
Equity securities at fair value (cost of $941 and $820)	992	865
Limited partnership investments	1,619	1,752
Other invested assets	76	65
Mortgage loans (less allowance for uncollectible receivables of $26 and $—)	1,068	994
Short term investments	1,907	1,861
Total investments	50,293	47,744
Cash	419	242
Reinsurance receivables (less allowance for uncollectible receivables of $21 and $25)	4,457	4,179
Insurance receivables (less allowance for uncollectible receivables of $33 and $32)	2,607	2,449
Accrued investment income	380	395
Deferred acquisition costs	708	662
Deferred income taxes	66	199
Property and equipment at cost (less accumulated depreciation of $231 and $215)	252	282
Goodwill	148	147
Deferred non-insurance warranty acquisition expense	3,068	2,840
Other assets (includes $— and $21 due from Loews Corporation)	1,628	1,473
Total assets	$64,026	$60,612
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,706	$21,720
Unearned premiums	5,119	4,583
Future policy benefits	13,318	12,311
Long term debt	2,776	2,679
Deferred non-insurance warranty revenue	4,023	3,779
Other liabilities (includes $89 and $21 due to Loews Corporation)	3,377	3,325
Total liabilities	51,319	48,397
Commitments and contingencies (Notes B and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,391,603 and 271,412,591 shares outstanding)	683	683
Additional paid-in capital	2,211	2,203
Retained earnings	9,081	9,348
Accumulated other comprehensive income	803	51
Treasury stock (1,648,640 and 1,627,652 shares), at cost	(71)	(70)
Total stockholders’ equity	12,707	12,215
Total liabilities and stockholders' equity	$64,026	$60,612
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$690	$1,000	$813
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax benefit	(49)	(46)	(20)
Trading portfolio activity	(5)	(16)	—
Net investment losses (gains)	54	(29)	52
Equity method investees	(8)	11	330
Net amortization of investments	(67)	(89)	(70)
Depreciation and amortization	60	68	79
Changes in:
Receivables, net	(409)	137	(229)
Accrued investment income	16	(3)	19
Deferred acquisition costs	(43)	(26)	(6)
Insurance reserves	1,681	358	482
Other, net	(145)	(225)	(223)
Net cash flows provided by operating activities	1,775	1,140	1,227
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	5,904	5,842	8,408
Fixed maturity securities - maturities, calls and redemptions	3,760	2,997	2,370
Equity securities	355	214	89
Limited partnerships	373	479	343
Mortgage loans	74	143	128
Purchases:
Fixed maturity securities	(10,269)	(8,661)	(10,785)
Equity securities	(452)	(186)	(258)
Limited partnerships	(224)	(198)	(419)
Mortgage loans	(172)	(298)	(128)
Change in other investments	(8)	(11)	(12)
Change in short term investments	(39)	(535)	168
Purchases of property and equipment	(23)	(26)	(99)
Other, net	16	15	18
Net cash flows used by investing activities	(705)	(225)	(177)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(950)	(929)	(896)
Proceeds from the issuance of debt	495	496	—
Repayment of debt	(419)	(520)	(180)
Purchase of treasury stock	(18)	(23)	—
Other, net	(10)	(12)	(9)
Net cash flows used by financing activities	(902)	(988)	(1,085)
Effect of foreign exchange rate changes on cash	9	5	(10)
Net change in cash	177	(68)	(45)
Cash, beginning of year	242	310	355
Cash, end of period	$419	$242	$310
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2020	2019	2018
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,203	2,192	2,175
Stock-based compensation	8	11	17
Balance, end of year	2,211	2,203	2,192
Retained Earnings
Balance, beginning of year, as previously reported	9,348	9,277	9,414
Cumulative effect adjustments from changes in accounting guidance, net of tax	(5)	—	(50)
Balance, beginning of year, as adjusted	9,343	9,277	9,364
Dividends to common stockholders ($3.48, $3.40, and $3.30 per share)	(952)	(929)	(900)
Net income	690	1,000	813
Balance, end of year	9,081	9,348	9,277
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year, as previously reported	51	(878)	32
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	(16)
Balance, beginning of year, as adjusted	51	(878)	16
Other comprehensive income (loss)	752	929	(894)
Balance, end of year	803	51	(878)
Treasury Stock
Balance, beginning of year	(70)	(57)	(60)
Stock-based compensation	17	10	3
Purchase of treasury stock	(18)	(23)	—
Balance, end of year	(71)	(70)	(57)
Total stockholders' equity	$12,707	$12,215	$11,217
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of December 31, 2020.
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
The allowance for uncollectible reinsurance and insurance receivables was unchanged as a result of adopting the new guidance. At adoption, an allowance for credit losses of $6 million was established for available-for-sale fixed maturity securities that were PCD assets, with a corresponding increase to amortized cost, resulting in no adjustment to the carrying value of the securities.
See the accounting policy discussion within this Note, as well as Notes B and G to the Consolidated Financial Statements for additional information regarding credit losses.
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

On January 1, 2018, the Company adopted the updated guidance using the modified retrospective method applied to all contracts which were not completed as of the date of adoption and recognized a cumulative effect adjustment that decreased Retained earnings by $66 million, net of tax.
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
Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company may elect to apply the guidance using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to adopt using the modified retrospective transition method and is currently evaluating the effect the updated guidance will have on its financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows will be unchanged.
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
Property and casualty contracts that are retrospectively rated or subject to audit premiums contain provisions that result in an adjustment to the initial policy premium depending on the contract provisions. These provisions stipulate the adjustment due to loss experience of the insured during the coverage period, or changes in the level of exposure to insurance risk. For such contracts, the Company estimates the amount of ultimate premiums that the Company may earn upon completion of the coverage period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. The Company either adjusts such estimated ultimate premium amounts during the course of the coverage period based on actual results to date, or by conducting premium audits after the policy has expired to determine the final exposure to insured risks. The resulting adjustment is recorded as either a reduction of or an increase to the earned premiums for the period.
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for uncollectible receivables. A loss rate methodology is used to determine expected credit losses for insurance receivables. This methodology uses the Company’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. The expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached. See the Credit Losses section of this note for additional information on the Company’s allowances for expected credit losses.
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion as of December 31, 2020 and 2019. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.5% and 7.1% as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the discounted reserves for unfunded structured settlements were $520 million and $497 million, net of discount of $657 million and $724 million. For the years ended December 31, 2020, 2019 and 2018, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $35 million, $36 million and $40 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. At December 31, 2020 and 2019, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2020 and 2019, the discounted reserves for workers’ compensation lifetime claim reserves were $258 million and $293 million, net of discount of $113 million and $135 million. For the years ended December 31, 2020, 2019 and 2018, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $15 million, $21 million and $16 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
Long term care claim reserves for policyholders that are currently receiving benefits are calculated using mortality and morbidity assumptions based on Company and industry experience. These long term care claim reserves are discounted at a weighted average interest rate of 5.8% and 5.9% as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, such discounted reserves totaled $2.7 billion and $2.7 billion, net of discount of $439 million and $462 million.

Future policy benefit reserves: Future policy benefit reserves represent the active life reserves related to the Company's long term care policies for policyholders that are not currently receiving benefits and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked and the future policy benefit reserves are increased. The September 30, 2020 gross premium valuation (GPV) indicated a premium deficiency of $74 million and future policy benefit reserves at that date were increased accordingly. As a result, the long term care active life reserves carried as of September 30, 2020 represent management’s best estimate assumptions at that date with no margin for adverse deviation. Long term care active life reserves are discounted at a weighted average interest rate of 5.4% and 5.7% as of December 31, 2020 and 2019.
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
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the liability balances were $82 million and $84 million.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, the Company separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. The Company has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on the Company’s historical loss experience and the Company’s assessment of reinsurance counterparty risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations. See the Credit Losses section of this note for additional information on the Company's allowances for expected credit losses.

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
Policyholder dividends: Policyholder dividends are paid to participating policyholders within the worker’s compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2020, 2019 and 2018. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
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
For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments predominantly using the retrospective method.
To the extent that unrealized gains on fixed maturity securities supporting long term care products and structured settlements not funded by annuities would result in a premium deficiency if those gains were realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, increased $575 million and $1,120 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, net unrealized gains on investments included in Accumulated other comprehensive income

(AOCI) were correspondingly reduced by Shadow Adjustments of $2,773 million and $2,198 million, respectively.
Equity securities are carried at fair value. The Company's non-redeemable preferred stock contain characteristics of debt securities, are priced similarly to bonds and are held primarily for income generation through periodic dividends. While recognition of gains and losses on these securities is not discretionary, management does not consider the changes in fair value of non-redeemable preferred stock to be reflective of our primary operations. As such, the changes in the fair value of these securities are recorded through Net investment gains (losses) on the Consolidated Statements of Operations. The Company owns certain common stock with the intention of holding the securities primarily for market appreciation and as such, the changes in the fair value of these securities are recorded through Net investment income.
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
Mortgage loans are commercial in nature, are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses, and are recorded once funded. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). The DSCR compares a property’s net operating income to its debt service payments, including principal and interest. The LTV ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. The pools developed to measure the credit loss allowance use increments of DSCR and LTV to draw distinctions between risk levels. The Company applies expected credit loss rates by pool to the outstanding receivable balances. Changes in the allowance for mortgage loans are presented as a component of Net investment gains (losses) on the Consolidated Statements of Operations. Prior to 2020, mortgage loans were evaluated on an individual loan basis considering the collection experience of each loan and other credit quality indicators such as DSCR and the credit-worthiness of the borrower or tenants of credit tenant loan properties. Mortgage loans were considered to be impaired loans and a loss incurred when it was probable that contractual principal and interest payments would not be collected and any impairment losses were recognized as a direct write-down of amortized cost. See the Credit Losses section of this note for additional information on the Company’s allowances for expected credit losses. Interest income from mortgage loans is recognized on an accrual basis using the effective yield method.
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
Purchases and sales of all securities are recorded on the trade date, except for private placement securities, including bank loan participations, which are recorded once funded. Net investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.
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

An available for sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and allowance for credit losses. When a security is impaired, it is evaluated to determine whether the Company intends to sell the security before recovery of amortized cost or whether a credit loss exists. Losses on securities that the Company intends to sell are recognized as impairment losses within Net investment gains (losses) on the Consolidated Statements of Operations. If a credit loss exists, an allowance is established and the corresponding amount is recognized as an impairment loss within Net investment gains (losses) on the Consolidated Statements of Operations. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. In subsequent periods, the allowance is reviewed, with any changes in the allowance presented as a component of Net investment gains (losses) on the Consolidated Statements of Operations. Changes in the difference between the amortized cost basis, net of the allowance, and the fair value, are recognized in Other comprehensive income.
Significant judgment is required in the determination of whether an impairment loss has occurred for a security. The Company follows a consistent and systematic process for determining and recording an impairment loss, including the evaluation of securities in an unrealized loss position and securities with an allowance for credit losses on at least a quarterly basis.
The Company’s assessment of whether an impairment loss has occurred incorporates both quantitative and qualitative information. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. Significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers and credit support from lower level tranches. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded. Examples of such evidence may include the financial condition and near-term and long-term prospects of the issuer, whether the issuer is current with interest and principal payments, credit ratings on the security or changes in ratings over time, general market conditions and industry, sector or other specific factors and whether it is likely that the Company will recover its amortized cost through the collection of cash flows. See the Credit Losses section of this note for additional information on the Company’s allowances for expected credit losses.
Prior to 2020, the Company’s assessment of whether an impairment loss occurred also incorporated both quantitative and qualitative information. Fixed maturity securities in an unrealized loss position that the Company intended to sell, or it more likely than not would be required to sell before recovery of amortized cost, were considered to be impaired and the entire difference between the amortized cost basis and fair value of the security was recognized as an impairment loss in earnings as a direct write-down of amortized cost. The remaining fixed maturity securities in an unrealized loss position were evaluated to determine if a credit loss existed. If a credit loss was determined to exist, the credit loss was recognized in earnings as a direct write-down of amortized cost.
Credit Losses
The allowances for credit losses on fixed maturity securities, mortgage loans, reinsurance receivables and insurance receivables are valuation accounts that are reported as a reduction of a financial asset’s cost basis and are measured on a pool basis when similar risk characteristics exist. Management estimates the allowance using relevant available information from both internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses and adjustments may be made to reflect current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for any additional factors that come to the Company’s attention. This could include significant shifts in counterparty financial strength ratings, aging of past due receivables, amounts sent to collection agencies, or other underlying portfolio changes. Amounts are considered past due when payments have not been received according to contractual terms. The Company also considers current and forecast economic conditions, using a variety of economic metrics and forecast indices. The sensitivity of expected credit losses relative to changes to these forecast economic conditions can vary by financial asset class. The Company considers a reasonable and supportable forecast period to be up to 24 months from the balance sheet date. After the forecast period, the

Company reverts to historical credit experience. The Company uses collateral arrangements such as letters of credit and amounts held in beneficiary trusts to mitigate credit risk, which are considered in the estimate of net amount expected to be collected. Amounts are written off against the allowance when determined to be uncollectible.
The Company has made a policy election to present accrued interest balances separately from the amortized cost basis of assets and has elected the practical expedient to exclude the accrued interest from the tabular disclosures for mortgage loans and available-for-sale securities. The Company has elected not to estimate an allowance for credit losses on accrued interest receivable. The accrual of interest income is discontinued and the asset is placed on nonaccrual status within 90 days of the interest becoming delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are expected. Interest receivable is presented as a component of accrued investment income on the Consolidated Balance Sheet.
Prior to 2020, the allowance for uncollectible reinsurance and insurance receivables was measured using an incurred loss methodology.
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
Income Taxes
The Company and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The Company releases tax effects from AOCI utilizing the security-by-security approach for Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments. For

Pension and postretirement benefits, tax effects from AOCI are released at enacted tax rates based on the pre-tax adjustments to pension liabilities or assets recognized within Other comprehensive income.
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
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains of $13 million, $1 million and $1 million were included in determining Net income for the years ended December 31, 2020, 2019 and 2018, respectively.
Leases
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use (ROU) assets and lease liabilities are included in Other assets and Other liabilities on the Company's Consolidated Balance Sheets.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2020, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
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
For the years ended December 31, 2020, 2019 and 2018, approximately 772 thousand, 961 thousand and 943 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, 8 thousand, 1 thousand and 6 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $124 million, $136 million and $145 million for the years ended December 31, 2020, 2019 and 2018. Cash payments made for income taxes were $108 million, $255 million and $308 million for the years ended December 31, 2020, 2019 and 2018.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2020	2019	2018
Fixed maturity securities	$1,728	$1,817	$1,795
Equity securities	65	85	18
Limited partnership investments	121	180	(22)
Mortgage loans	57	51	50
Short term investments	9	34	26
Trading portfolio	18	9	7
Other	1	5	4
Gross investment income	1,999	2,181	1,878
Investment expense	(64)	(63)	(61)
Net investment income	$1,935	$2,118	$1,817
For the years ended December 31, 2020 and 2019, $34 million    and $38 million of Net investment income was recognized due to the change in fair value of common stock still held as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the Company held less than $1 million of non-income producing fixed maturity securities. As of December 31, 2020 and 2019, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2020	2019	2018
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$220	$125	$168
Gross losses	(220)	(131)	(164)
Net investment gains (losses) on fixed maturity securities	—	(6)	4
Equity securities	(3)	66	(74)
Derivatives	(10)	(11)	9
Mortgage loans	(21)	—	—
Short term investments and other	(20)	(20)	9
Net investment gains (losses)	$(54)	$29	$(52)
For the years ended December 31, 2020 and 2019, $3 million of losses and $66 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2020 and 2019. Short term investments and other included a $20 million loss for the year ended December 31, 2020 related to the redemption of the Company's $400 million senior notes due August 2021 and a $21 million loss for the year ended December 31, 2019 related to the redemption of the Company's $500 million senior notes due August 2020.

The following table presents the activity related to the allowance on available-for-sale securities with credit impairments and PCD assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $371 million and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

Year ended December 31, 2020
(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
Securities for which credit losses were not previously recorded	67	12	79
Available-for-sale securities accounted for as PCD assets	5	—	5

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	22	—	22
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(32)	5	(27)
Ending balance	$23	$17	$40
The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Years ended December 31
(In millions)	2020	2019	2018
Fixed maturity securities available-for-sale:
Corporate and other bonds	$87	$33	$12
Asset-backed	24	11	9
Impairment losses recognized in earnings	$111	$44	$21
The Company also recognized $21 million of losses in 2020 related to mortgage loans primarily due to changes in expected credit losses.
The net change in unrealized gains on investments, which consists solely of the change in unrealized gains on fixed maturity securities, was $1,637 million, $2,620 million and $(1,811) million for the years ended December 31, 2020, 2019 and 2018.

The following tables present a summary of fixed maturity securities.

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863	—	—	11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1	—	3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9	—	2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3	—	338
Foreign government	512	32	—	—	544
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	38,926	5,795	77	40	44,604
Total fixed maturity securities trading	27	—	—	—	27
Total fixed maturity securities	$38,953	$5,795	$77	$40	$44,631
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

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33	—	—	—	33	—
Asset-backed:
Residential mortgage-backed	71	1	11	—	82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13	—	357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3	—	—	63	3
Foreign government	13	—	—	—	13	—
Total	$1,666	$74	$64	$3	$1,730	$77

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$914	$21	$186	$11	$1,100	$32
States, municipalities and political subdivisions	34	—	—	—	34	—
Asset-backed:
Residential mortgage-backed	249	1	30	—	279	1
Commercial mortgage-backed	381	3	20	2	401	5
Other asset-backed	449	3	33	1	482	4
Total asset-backed	1,079	7	83	3	1,162	10
U.S. Treasury and obligations of government-sponsored enterprises	62	2	2	—	64	2
Foreign government	59	1	1	—	60	1
Total	$2,148	$31	$272	$14	$2,420	$45
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2020 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of December 31, 2020.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2020		2019
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,456	$1,458	$1,334	$1,356
Due after one year through five years	12,304	13,098	9,746	10,186
Due after five years through ten years	12,319	13,878	14,892	15,931
Due after ten years	12,847	16,170	12,134	14,714
Total	$38,926	$44,604	$38,106	$42,187
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2020 and 2019 was $1,619 million and $1,752 million, which includes net undistributed earnings of $235 million and $229 million. Limited partnerships comprising 49% of the total carrying value are reported on a current basis through December 31, 2020 with no reporting lag, 10% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 51% and 61% of the carrying value as of December 31, 2020 and 2019 employ hedge fund strategies. Limited partnerships comprising 40% and 33% of the carrying value as of December 31, 2020 and 2019 were invested in private debt and equity, and the remainder was primarily invested in real estate strategies. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. These hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation or various arbitrage disciplines. Within hedge fund strategies, approximately 55% were equity related, 26% pursued a multi-strategy approach, 14% were focused on distressed investments and 5% were fixed income related as of December 31, 2020.
The ten largest limited partnership positions held totaled $775 million and $893 million as of December 31, 2020 and 2019. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 2% of the aggregate partnership equity as of December 31, 2020 and 2019, and the related income reflected on the Consolidated Statements of Operations represents approximately 2%, 2% and 3% of the changes in aggregate partnership equity for the years ended December 31, 2020, 2019 and 2018.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2020 and 2019.
There was no cash collateral provided by the Company or cash collateral received from counterparties as of December 31, 2020 or 2019.
The Company holds an embedded derivative on a funds withheld liability with a notional value of $190 million and $182 million and a fair value of $(19) million and $(7) million as of December 31, 2020 and 2019. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of December 31, 2020, the Company had commitments to purchase or fund approximately $1,210 million and sell approximately $85 million under the terms of these investments.
Investments on Deposit
Securities with carrying values of approximately $3.0 billion and $2.7 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2020 and 2019.
Cash and securities with carrying values of approximately $1.1 billion and $1.1 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2020 and 2019.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination.

December 31, 2020	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2020	2019	2018	2017	2016	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$75	$33	$36	$115	$33	$156	$448
LTV 55% to 65%	14	20	14	15	11	—	74
LTV greater than 65%	—	5	—	—	25	—	30
DSCR 1.2x - 1.6x
LTV less than 55%	—	17	—	5	9	68	99
LTV 55% to 65%	20	29	53	27	—	—	129
LTV greater than 65%	52	54	—	8	—	12	126
DSCR ≤1.2
LTV less than 55%	—	50	—	8	7	3	68
LTV 55% to 65%	—	48	—	—	—	—	48
LTV greater than 65%	—	28	—	37	—	7	72
Total	$161	$284	$103	$215	$85	$246	$1,094
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of December 31, 2020, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

December 31, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$355	$24,109	$770	$25,234
States, municipalities and political subdivisions	—	11,546	46	11,592
Asset-backed	—	7,497	308	7,805
Total fixed maturity securities	355	43,152	1,124	44,631
Equity securities:
Common stock	175	—	20	195
Non-redeemable preferred stock	68	722	7	797
Total equity securities	243	722	27	992
Short term and other	1,761	28	—	1,789
Total assets	$2,359	$43,902	$1,151	$47,412
Liabilities
Other liabilities	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

December 31, 2019				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$175	$22,085	$468	$22,728
States, municipalities and political subdivisions	—	10,652	—	10,652
Asset-backed	—	8,662	165	8,827
Total fixed maturity securities	175	41,399	633	42,207
Equity securities:
Common stock	135	—	7	142
Non-redeemable preferred stock	54	658	11	723
Total equity securities	189	658	18	865
Short term and other	397	1,344	—	1,741
Total assets	$761	$43,401	$651	$44,813
Liabilities
Other liabilities	$—	$7	$—	$7
Total liabilities	$—	$7	$—	$7

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(1)	(4)	(4)
Reported in Net investment income	—	—	2	(2)	—
Reported in Other comprehensive income (loss)	43	1	16	—	60
Total realized and unrealized investment gains (losses)	44	1	17	(6)	56
Purchases	264	45	154	15	478
Sales	(3)	—	(9)	—	(12)
Settlements	(13)	—	(32)	—	(45)
Transfers into Level 3	10	—	30	—	40
Transfers out of Level 3	—	—	(17)	—	(17)
Balance as of December 31, 2020	$770	$46	$308	$27	$1,151
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(6)	$(6)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2020 recognized in Other comprehensive income (loss) in the period	43	1	18	—	62

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2019	$222	$—	$197	$18	$437
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(2)	(2)
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	33	—	8	—	41
Total realized and unrealized investment gains (losses)	33	—	8	(2)	39
Purchases	256	—	48	2	306
Sales	—	—	—	—	—
Settlements	(11)	—	(16)	—	(27)
Transfers into Level 3	—	—	45	—	45
Transfers out of Level 3	(32)	—	(117)	—	(149)
Balance as of December 31, 2019	$468	$—	$165	$18	$651
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2019 recognized in Net income (loss) in the period	$—	$—	$—	$(2)	$(2)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2019 recognized in Other comprehensive income (loss) in the period	28	—	7	—	35
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
As of December 31, 2020 and December 31, 2019, there were $71 million and $60 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

December 31, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% - 8% (3%)

December 31, 2019	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$525	Discounted cash flow	Credit spread	1% - 6% (2%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,068	$—	$—	$1,151	$1,151
Liabilities
Long term debt	$2,776	$—	$3,148	$—	$3,148

December 31, 2019	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$994	$—	$—	$1,025	$1,025
Note receivable	21	—	—	21	21
Liabilities
Long term debt	$2,679	$—	$2,906	$—	$2,906
In the first quarter of 2020, the note receivable was repaid in full. As of December 31, 2019, the note receivable was included within Other assets on the Consolidated Balance Sheets.
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
For the years ended December 31, 2020, 2019 and 2018, the Company paid $65 million, $239 million and $275 million to Loews related to federal income taxes.
For 2018 through 2020, Loews and the Company participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS generally conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the 2018 and 2019 tax returns. The 2018 and 2019 examinations were completed in this manner. For 2020, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any.
As of December 31, 2020 and 2019, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2020, 2019 and 2018 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2020 or 2019.
The following table presents a reconciliation between the Company's income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2020	2019	2018
Income tax expense at statutory rates	$(172)	$(257)	$(203)
Tax benefit from tax exempt income	52	53	63
Foreign taxes and credits	2	(1)	(1)
State income taxes	(6)	(14)	(13)
Other tax expense	(7)	(4)	3
Income tax expense	$(131)	$(223)	$(151)
As of December 31, 2020, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2020	2019	2018
Current tax expense	$(180)	$(269)	$(171)
Deferred tax benefit	49	46	20
Total income tax expense	$(131)	$(223)	$(151)
Total income tax presented above includes foreign tax expense of approximately $16 million, $19 million and $5 million related to pretax income from foreign operations of approximately $45 million, $43 million and $22 million for the years ended December 31, 2020, 2019 and 2018.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2020	2019
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$157	$129
Unearned premium reserves	174	153
Receivables	11	11
Employee benefits	122	127
Deferred retroactive reinsurance benefit	83	82
Other assets	143	132
Gross deferred tax assets	690	634
Deferred Tax Liabilities:
Investment valuation differences	28	40
Deferred acquisition costs	93	83
Net unrealized gains	453	264
Software and hardware	31	34
Other liabilities	19	14
Gross deferred tax liabilities	624	435
Net deferred tax asset	$66	$199
As of December 31, 2020, the CNA Tax Group had no loss carryforwards and a tax credit carryforward of $8 million, of which $4 million expires in 2029 and $4 million expires in 2030. The foreign operations had loss carryforwards of $48 million, of which $2 million expires in 2035 and $46 million has no expiration. The foreign operations had a tax credit carryforward of $3 million, which has no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2020 or 2019.

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

As of December 31
(In millions)	2020
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$4,898
Commercial	8,204
International	1,822
Corporate & Other	162
Life & Group (1)	3,615
Total net claim and claim adjustment expenses	18,701
Reinsurance receivables: (2)
Specialty	850
Commercial	837
International	269
Corporate & Other (3)	1,921
Life & Group	128
Total reinsurance receivables	4,005
Total gross liability for unpaid claim and claim adjustment expenses	$22,706
(1) The Life & Group segment amounts are primarily related to long term care claim reserves, but also include amounts related to unfunded structured settlements arising from short-duration contracts. Long term care policies are long-duration contracts.
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

As of or for the years ended December 31
(In millions)	2020	2019	2018
Reserves, beginning of year:
Gross	$21,720	$21,984	$22,004
Ceded	3,835	4,019	3,934
Net reserves, beginning of year	17,885	17,965	18,070
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,793	5,356	5,358
Increase (decrease) in provision for insured events of prior years	(119)	(127)	(179)
Amortization of discount	183	184	176
Total net incurred (1)	5,857	5,413	5,355
Net payments attributable to:
Current year events	(948)	(992)	(1,046)
Prior year events	(4,216)	(4,584)	(4,285)
Total net payments	(5,164)	(5,576)	(5,331)
Foreign currency translation adjustment and other	123	83	(129)
Net reserves, end of year	18,701	17,885	17,965
Ceded reserves, end of year	4,005	3,835	4,019
Gross reserves, end of year	$22,706	$21,720	$21,984
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
In developing the loss reserve estimates for property and casualty contracts, the Company generally projects ultimate losses using several common actuarial methods as listed below. The Company reviews the various indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as a result of the Company's consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims.
The most frequently utilized methods to project ultimate losses include the following:
•Paid development: The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss.
•Incurred development: The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses.
•Loss ratio: The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year.
•Bornhuetter-Ferguson using premiums and paid loss: The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.
•Bornhuetter-Ferguson using premiums and incurred loss: The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.
•Frequency times severity: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.
•Stochastic modeling: The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.
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

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,567	$3,724	$892	$3,406	$1,105	$10,694
Gross IBNR Reserves	4,181	5,317	1,199	337	978	12,012
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,748	$9,041	$2,091	$3,743	$2,083	$22,706
Net Case Reserves	$1,410	$3,357	$777	$3,298	$88	$8,930
Net IBNR Reserves	3,488	4,847	1,045	317	74	9,771
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,898	$8,204	$1,822	$3,615	$162	$18,701

December 31, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,481	$3,937	$858	$3,576	$1,137	$10,989
Gross IBNR Reserves	3,757	4,719	1,018	140	1,097	10,731
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,238	$8,656	$1,876	$3,716	$2,234	$21,720
Net Case Reserves	$1,343	$3,543	$759	$3,441	$92	$9,178
Net IBNR Reserves	3,333	4,306	869	116	83	8,707
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,676	$7,849	$1,628	$3,557	$175	$17,885
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2020	2019	2018
Pretax (favorable) unfavorable development:
Specialty	$(61)	$(92)	$(150)
Commercial	43	(2)	(25)
International	(2)	21	(4)
Corporate & Other	—	—	(2)
Total pretax (favorable) unfavorable development	$(20)	$(73)	$(181)

Segment Development Tables
For the Specialty, Commercial and International segments, the following tables present further detail and commentary on the development reflected in the financial statements for each of the periods presented. Also presented are loss reserve development tables that illustrate the change over time of reserves established for claim and allocated claim adjustment expenses arising from short-duration insurance contracts for certain lines of business within each of these segments. Not all lines of business or segments are presented based on their context to the Company's overall loss reserves, calendar year reserve development, or calendar year net earned premiums. Insurance contracts are considered to be short-duration contracts when the contracts are not expected to remain in force for an extended period of time.
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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2019 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2020 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2020	2019	2018
Pretax (favorable) unfavorable development:
Medical Professional Liability	$35	$75	$47
Other Professional Liability and Management Liability	(15)	(69)	(127)
Surety	(69)	(92)	(70)
Warranty	(7)	(15)	(10)
Other	(5)	9	10
Total pretax (favorable) unfavorable development	$(61)	$(92)	$(150)
2020
Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years and unfavorable outcomes on specific claims in older accident years.
Favorable development in other professional liability and management liability was primarily due to lower than expected loss emergence in accident year 2017 and accident years prior to 2010.
Favorable development in surety was due to lower than expected frequency and lack of systemic loss activity for accident years 2019 and prior.
2019
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident years 2016 through 2018 in the Company's aging services business, higher than expected severity in accident year 2013 in the Company's allied healthcare business, unfavorable outcomes on individual claims and higher than expected severity in accident year 2017 in the Company's dentists business.
Favorable development in other professional liability and management liability was primarily due to lower than expected claim frequency and favorable outcomes on individual claims in accident years 2017 and prior related to financial institutions, lower than expected large claim losses in recent accident years in the Company's public company directors and officers liability (D&O) business and lower than expected loss adjustment expenses across accident years 2010 through 2018.
Favorable development in surety was due to lower than expected frequency for accident years 2018 and prior.
Favorable development in warranty was due to lower than expected paid loss emergence on vehicle products.
2018
Unfavorable development in medical professional liability was primarily due to higher than expected severity in accident years 2014 and 2017 in the Company's hospitals business. Additionally, there was higher than expected frequency and severity in aging services in accident years 2014 through 2017 combined, partially offset by lower than expected frequency in accident year 2015.
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

As of December 31
(In millions)	2020
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,520
Other Professional Liability and Management Liability	2,850
Surety	385
Warranty	34
Other	109
Total net liability for unpaid claim and claim adjustment expenses	$4,898

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$429	$437	$443	$468	$439	$434	$437	$437	$439	$439	$4	16,537
2012		464	469	508	498	493	484	493	499	497	5	17,739
2013			462	479	500	513	525	535	545	531	11	19,537
2014				450	489	537	530	535	529	527	11	19,770
2015					433	499	510	494	488	510	29	18,122
2016						427	487	485	499	508	27	15,998
2017							412	449	458	460	62	15,008
2018								404	429	431	98	14,531
2019									430	445	232	13,045
2020										477	426	7,787
									Total	$4,825	$905
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$17	$109	$208	$295	$347	$375	$398	$409	$414	$432
2012		14	117	221	323	388	427	457	479	482
2013			17	119	255	355	414	462	495	508
2014				23	136	258	359	417	472	489
2015					22	101	230	313	384	420
2016						18	121	246	339	401
2017							19	107	235	308
2018								21	115	211
2019									17	91
2020										11
									Total	$3,353
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,472
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										19
Liability for unallocated claim adjustment expenses for accident years presented										29
Total net liability for unpaid claim and claim adjustment expenses										$1,520
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total
Accident Year
2011	$8	$6	$25	$(29)	$(5)	$3	$—	$2	$—	$10
2012		5	39	(10)	(5)	(9)	9	6	(2)	33
2013			17	21	13	12	10	10	(14)	69
2014				39	48	(7)	5	(6)	(2)	77
2015					66	11	(16)	(6)	22	77
2016						60	(2)	14	9	81
2017							37	9	2	48
2018								25	2	27
2019									15	15
Total net development for the accident years presented above							43	54	32
Total net development for accident years prior to 2011							5	19	3
Total unallocated claim adjustment expense development							(1)	2	—
Total							$47	$75	$35
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$880	$908	$934	$949	$944	$911	$899	$888	$885	$883	$17	18,745
2012		923	909	887	878	840	846	833	831	850	25	18,504
2013			884	894	926	885	866	863	850	846	36	17,939
2014				878	898	885	831	835	854	845	57	17,568
2015					888	892	877	832	807	813	74	17,417
2016						901	900	900	904	907	120	17,946
2017							847	845	813	791	220	18,118
2018								850	864	869	276	19,789
2019									837	845	447	19,157
2020										930	777	16,557
									Total	$8,579	$2,049
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$71	$314	$503	$605	$683	$726	$781	$796	$828	$851
2012		56	248	400	573	651	711	755	792	812
2013			54	249	447	618	702	754	771	779
2014				51	223	392	515	647	707	743
2015					60	234	404	542	612	677
2016						64	248	466	625	701
2017							57	222	394	498
2018								54	282	473
2019									64	263
2020										67
									Total	$5,864
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,715
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										79
Liability for unallocated claim adjustment expenses for accident years presented										56
Total net liability for unpaid claim and claim adjustment expenses										$2,850
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total
Accident Year
2011	$28	$26	$15	$(5)	$(33)	$(12)	$(11)	$(3)	$(2)	$3
2012		(14)	(22)	(9)	(38)	6	(13)	(2)	19	(73)
2013			10	32	(41)	(19)	(3)	(13)	(4)	(38)
2014				20	(13)	(54)	4	19	(9)	(33)
2015					4	(15)	(45)	(25)	6	(75)
2016						(1)	—	4	3	6
2017							(2)	(32)	(22)	(56)
2018								14	5	19
2019									8	8
Total net development for the accident years presented above							(70)	(38)	4
Total net development for accident years prior to 2011							(50)	(17)	(19)
Total unallocated claim adjustment expense development							(7)	(14)	—
Total							$(127)	$(69)	$(15)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$120	$121	$116	$87	$75	$70	$66	$62	$62	$62	$1	5,828
2012		120	122	98	70	52	45	39	38	37	1	5,577
2013			120	121	115	106	91	87	83	82	1	5,078
2014				123	124	94	69	60	45	45	1	5,102
2015					131	131	104	79	63	58	6	5,026
2016						124	124	109	84	67	12	5,469
2017							120	115	103	84	31	5,706
2018								114	108	91	48	5,920
2019									119	112	67	5,344
2020										128	122	2,527
									Total	$766	$290
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$19	$42	$55	$58	$60	$60	$56	$57	$57	$57
2012		5	32	34	35	35	36	37	37	36
2013			16	40	69	78	78	78	77	78
2014				7	30	38	36	38	38	39
2015					7	26	38	40	42	44
2016						5	37	45	45	43
2017							23	37	41	46
2018								5	25	34
2019									12	34
2020										4
									Total	$415
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$351
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										14
Liability for unallocated claim adjustment expenses for accident years presented										20
Total net liability for unpaid claim and claim adjustment expenses										$385
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total
Accident Year
2011	$1	$(5)	$(29)	$(12)	$(5)	$(4)	$(4)	$—	$—	$(58)
2012		2	(24)	(28)	(18)	(7)	(6)	(1)	(1)	(83)
2013			1	(6)	(9)	(15)	(4)	(4)	(1)	(38)
2014				1	(30)	(25)	(9)	(15)	—	(78)
2015					—	(27)	(25)	(16)	(5)	(73)
2016						—	(15)	(25)	(17)	(57)
2017							(5)	(12)	(19)	(36)
2018								(6)	(17)	(23)
2019									(7)	(7)
Total net development for the accident years presented above							(68)	(79)	(67)
Total net development for accident years prior to 2011							(2)	(3)	(2)
Total unallocated claim adjustment expense development							—	(10)	—
Total							$(70)	$(92)	$(69)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2020	2019	2018
Pretax (favorable) unfavorable development:
Commercial Auto	$33	$(25)	$1
General Liability	65	54	32
Workers' Compensation	(96)	(13)	(32)
Property and Other	41	(18)	(26)
Total pretax (favorable) unfavorable development	$43	$(2)	$(25)
2020
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company's middle market and construction business in recent accident years.
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

As of December 31
(In millions)	2020
Net Claim and claim adjustment expenses:
Commercial Auto	$502
General Liability	3,305
Workers' Compensation	3,872
Property and Other	525
Total net liability for claim and claim adjustment expenses	$8,204

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$268	$281	$288	$302	$300	$294	$294	$294	$291	$292	$—	47,907
2012		275	289	299	303	307	299	299	297	296	2	46,288
2013			246	265	265	249	245	245	241	241	2	39,429
2014				234	223	212	205	205	201	201	1	33,625
2015					201	199	190	190	183	181	3	30,426
2016						198	186	186	186	190	2	30,430
2017							199	198	200	221	7	30,913
2018								229	227	227	10	34,225
2019									257	266	48	36,779
2020										310	187	24,427
									Total	$2,425	$262
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$79	$145	$199	$248	$274	$284	$287	$289	$289	$290
2012		78	160	220	259	282	285	290	291	291
2013			74	135	168	200	225	234	238	239
2014				64	102	137	166	187	196	198
2015					52	96	130	153	172	175
2016						52	93	126	154	175
2017							58	107	150	178
2018								66	128	175
2019									77	147
2020										71
									Total	$1,939
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$486
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										2
Liability for unallocated claim adjustment expenses for accident years presented										14
Total net liability for unpaid claim and claim adjustment expenses										$502
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total
Accident Year
2011	$13	$7	$14	$(2)	$(6)	$—	$—	$(3)	$1	$24
2012		14	10	4	4	(8)	—	(2)	(1)	21
2013			19	—	(16)	(4)	—	(4)	—	(5)
2014				(11)	(11)	(7)	—	(4)	—	(33)
2015					(2)	(9)	—	(7)	(2)	(20)
2016						(12)	—	—	4	(8)
2017							(1)	2	21	22
2018								(2)	—	(2)
2019									9	9
Total net development for the accident years presented above							(1)	(20)	32
Total net development for accident years prior to 2011							1	(4)	1
Total unallocated claim adjustment expense development							1	(1)	—
Total							$1	$(25)	$33
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$591	$589	$631	$677	$676	$681	$670	$669	$667	$667	$21	39,405
2012		587	611	639	636	619	635	635	630	632	24	35,276
2013			650	655	650	655	613	623	620	623	27	33,649
2014				653	658	654	631	635	658	659	44	27,972
2015					581	576	574	589	600	602	38	24,005
2016						623	659	667	671	673	104	24,215
2017							632	632	632	634	136	21,781
2018								653	644	646	302	19,234
2019									680	682	453	17,294
2020										723	640	9,593
									Total	$6,541	$1,789
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$28	$148	$273	$411	$517	$568	$602	$622	$638	$640
2012		28	132	247	374	454	510	559	579	597
2013			31	128	240	352	450	510	551	572
2014				31	119	247	376	481	547	569
2015					19	110	230	357	446	501
2016						32	163	279	407	481
2017							23	118	250	399
2018								33	107	228
2019									25	98
2020										23
									Total	$4,108
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,433
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										812
Liability for unallocated claim adjustment expenses for accident years presented										60
Total net liability for unpaid claim and claim adjustment expenses										$3,305
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total
Accident Year
2011	$(2)	$42	$46	$(1)	$5	$(11)	$(1)	$(2)	$—	$76
2012		24	28	(3)	(17)	16	—	(5)	2	45
2013			5	(5)	5	(42)	10	(3)	3	(27)
2014				5	(4)	(23)	4	23	1	6
2015					(5)	(2)	15	11	2	21
2016						36	8	4	2	50
2017							—	—	2	2
2018								(9)	2	(7)
2019									2	2
Total net development for the accident years presented above							36	19	16
Total net development for accident years prior to 2011							—	28	49
Total unallocated claim adjustment expense development							(4)	7	—
Total							$32	$54	$65
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$607	$641	$647	$659	$651	$676	$676	$674	$688	$698	$42	46,443
2012		601	627	659	669	678	673	671	668	663	62	42,685
2013			537	572	592	618	593	582	561	552	92	38,758
2014				467	480	479	452	450	446	439	97	33,488
2015					422	431	406	408	394	382	116	31,876
2016						426	405	396	382	366	121	31,967
2017							440	432	421	400	97	33,094
2018								450	440	428	129	34,800
2019									452	449	181	34,020
2020										477	312	24,980
									Total	$4,854	$1,249
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$99	$249	$358	$438	$478	$522	$564	$571	$581	$583
2012		87	232	342	416	470	509	524	536	538
2013			80	213	300	370	417	419	411	414
2014				61	159	215	258	282	290	297
2015					51	131	180	212	231	243
2016						53	129	169	198	219
2017							63	151	207	243
2018								68	163	229
2019									71	169
2020										65
									Total	$3,000
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,854
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										1,984
Other (2)										(15)
Liability for unallocated claim adjustment expenses for accident years presented										49
Total net liability for unpaid claim and claim adjustment expenses										$3,872
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total
Accident Year
2011	$34	$6	$12	$(8)	$25	$—	$(2)	$14	$10	$91
2012		26	32	10	9	(5)	(2)	(3)	(5)	62
2013			35	20	26	(25)	(11)	(21)	(9)	15
2014				13	(1)	(27)	(2)	(4)	(7)	(28)
2015					9	(25)	2	(14)	(12)	(40)
2016						(21)	(9)	(14)	(16)	(60)
2017							(8)	(11)	(21)	(40)
2018								(10)	(12)	(22)
2019									(3)	(3)
Total net development for the accident years presented above							(32)	(63)	(75)
Adjustment for development on a discounted basis							—	3	2
Total net development for accident years prior to 2011							7	24	(23)
Total unallocated claim adjustment expense development							(7)	23	—
Total							$(32)	$(13)	$(96)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2020	2019	2018
Pretax (favorable) unfavorable development:
Casualty	$(13)	$(20)	$(17)
Property, Energy and Marine(1)	13	25	—
Specialty	(2)	16	13
Total pretax (favorable) unfavorable development	$(2)	$21	$(4)
(1) Effective January 1, 2020 the Property and Energy and Marine lines of business have been combined in the International segment. Prior period information has been conformed to the new line of business presentation.
2020
Favorable development in casualty was primarily driven by better than expected loss experience across Europe and Canada in multiple accident years.
Unfavorable development in property, energy and marine was driven by adverse experience on discontinued lines.
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

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2020
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,282
Hardy	540
Total net liability for claim and claim adjustment expenses	$1,822

International, Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2020
(In millions, except reported claims data)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$282	$283	$275	$254	$242	$235	$233	$230	$223	$221	$(1)	24,526
2012		283	290	275	267	267	259	252	246	242	12	24,901
2013			305	307	299	278	274	265	256	252	10	23,808
2014				293	309	309	296	288	306	308	21	24,601
2015					307	324	322	304	298	301	35	22,675
2016						302	322	307	304	294	37	15,363
2017							318	385	407	399	99	16,086
2018								393	411	416	105	20,423
2019									365	379	124	16,890
2020										406	272	10,498
									Total	$3,218	$714
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$47	$121	$144	$158	$172	$184	$193	$197	$200	$202
2012		46	119	153	175	191	204	214	218	220
2013			52	118	147	164	179	190	209	222
2014				54	128	157	175	193	214	250
2015					59	139	171	192	216	231
2016						70	139	167	191	204
2017							67	154	196	226
2018								96	177	226
2019									77	173
2020										63
Total										$2,017
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,201
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011										47
Liability for unallocated claim adjustment expenses for accident years presented										34
Total net liability for unpaid claim and claim adjustment expenses										$1,282
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total (2)
Accident Year
2011	$1	$(8)	$(21)	$(12)	$(7)	$(2)	$(3)	$(7)	$(2)	$(61)
2012		7	(15)	(8)	—	(8)	(7)	(6)	(4)	(41)
2013			2	(8)	(21)	(4)	(9)	(9)	(4)	(53)
2014				16	—	(13)	(8)	18	2	15
2015					17	(2)	(18)	(6)	3	(6)
2016						20	(15)	(3)	(10)	(8)
2017							67	22	(8)	81
2018								18	5	23
2019									14	14
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2020 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 101 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31				Calendar Year								As of December 31, 2020
(In millions, except reported claims data)	Net Claim and Allocated Claim Adjustment Expense Reserves at Acquisition	Net Incurred Claim and Allocated Claim Adjustment Expenses in 2012(1)(2)	Total Acquired Net Claim and Allocated Claim Adjustment Expense Reserves and 2012 Incurreds	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative Number of Claims
Accident Year
2011	$130	$(2)	$128	$140	$139	$144	$143	$144	$146	$146	$147	$(1)	6,307
2012	34	72	106	106	114	122	115	116	118	117	115	(1)	6,970
2013				133	149	140	142	143	147	147	147	2	7,744
2014					188	186	180	173	174	175	173	—	8,302
2015						194	183	181	182	181	182	(5)	9,401
2016							233	252	240	228	230	12	10,369
2017								248	258	246	247	5	12,430
2018									278	310	314	44	14,076
2019										226	229	76	9,648
2020											216	143	4,081
										Total	$2,000	$275
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
Accident Year
2011	$31	$86	$128	$133	$136	$138	$140	$141	$142
2012	15	81	102	111	109	112	113	113	115
2013		39	103	123	129	133	136	140	142
2014			57	125	143	153	159	164	166
2015				30	99	132	147	160	164
2016					64	148	175	185	198
2017						54	152	186	208
2018							56	179	207
2019								44	104
2020									28
Total									$1,474
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented									$526
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2011									5
Liability for unallocated claim adjustment expenses for accident years presented									9
Total net liability for unpaid claim and claim adjustment expenses									$540
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2012(1)(2)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	Total(3)
Accident Year
2011	$(2)	$12	$(1)	$5	$(1)	$1	$2	$—	$1	$17
2012		—	8	8	(7)	1	2	(1)	(2)	9
2013			16	(9)	2	1	4	—	—	14
2014				(2)	(6)	(7)	1	1	(2)	(15)
2015					(11)	(2)	1	(1)	1	(12)
2016						19	(12)	(12)	2	(3)
2017							10	(12)	1	(1)
2018								32	4	36
2019									3	3
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Data presented for this calendar year is post-acquisition of Hardy.
(3) The amounts included in the loss reserve development tables above are presented at the year-end 2020 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 101 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2020 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10
Specialty
Medical Professional Liability	3.7%	19.5%	24.0%	18.4%	12.2%	8.2%	5.2%	3.1%	0.9%	4.1%
Other Professional Liability and Management Liability	7.0%	22.9%	21.4%	16.3%	10.1%	6.6%	4.4%	2.3%	3.0%	2.6%
Surety(1)	18.3%	44.6%	20.0%	3.5%	2.2%	1.2%	(0.7)%	0.9%	(1.4)%	—%

Commercial
Commercial Auto	27.9%	24.0%	18.3%	14.0%	9.8%	2.9%	1.3%	0.5%	—%	0.3%
General Liability	4.2%	15.0%	18.9%	20.3%	14.3%	9.1%	5.7%	3.2%	2.6%	0.3%
Workers' Compensation	14.5%	21.9%	14.2%	10.1%	6.4%	3.5%	2.1%	1.1%	0.9%	0.3%

International
International - Excluding Hardy	19.8%	25.6%	11.0%	7.2%	6.2%	5.4%	6.9%	2.9%	1.1%	0.9%
International - Hardy (2)	22.0%	37.5%	12.8%	6.3%	4.7%	2.4%	1.9%	1.4%
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2020	2019	2018
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$125	$150	$178
Provision for uncollectible third-party reinsurance on A&EP	(25)	(25)	(16)
Total additional amounts ceded under LPT	100	125	162
Retroactive reinsurance benefit recognized	(94)	(107)	(114)
Pretax impact of deferred retroactive reinsurance	$6	$18	$48
Net unfavorable prior year development of $125 million, $150 million and $178 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2020, 2019 and 2018. The unfavorable development in 2020 and 2019 was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. The unfavorable development in 2018 was driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and by paid losses on assumed reinsurance exposures. Additionally, in 2020, 2019 and 2018, the Company released $25 million, $25 million and $16 million of its provision for uncollectible third-party reinsurance.
As of December 31, 2020 and 2019, the cumulative amounts ceded under the LPT were $3.3 billion and $3.2 billion. The unrecognized deferred retroactive reinsurance benefit was $398 million and $392 million as of December 31, 2020 and 2019 and is included within Other liabilities on the Consolidated Balance Sheets.

NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $4.2 billion and $3.7 billion as of December 31, 2020 and 2019. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
The Company maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, the Company’s actuaries perform a detailed claim reserve review on an annual basis. The review analyzes the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, the Company's actuaries monitor mortality experience on an annual basis. The Company’s recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent reviews. Claim and claim adjustment expense reserves for long term care policies and structured settlement obligations are discounted as discussed in Note A to the Consolidated Financial Statements.
The Company completed its annual claim reserve reviews in the third quarter of 2020, 2019 and 2018. The Company's 2020 claim reserve reviews resulted in a $46 million pretax increase in claim and claim adjustment expense reserve estimates for structured settlement obligations primarily due to lower discount rate assumptions and mortality assumption changes and a $37 million pretax reduction in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates. The Company's 2019 and 2018 claim reserve reviews resulted in $56 million and $31 million pretax reductions in claim and claim adjustment expense reserves for long term care policies primarily due to lower claim severity than anticipated in the reserve estimates.
Future policy benefit reserves consist of the active life reserves related to the Company’s long term care policies for policyholders that are not currently receiving benefits and represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
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
The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2020 and 2019, indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $74 million and a $216 million pretax charge in policyholders' benefits reflected in the Company's results of operations. The Company’s 2018 GPV for the long term care future policy benefit reserves indicated the reserves were not deficient and no adjustment was required.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and routine litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
General Liability Premium Rate Adjustment Contingency
The Company recently became aware of discrepancies in the experience rating calculation of certain general liability policies. These calculation discrepancies resulted in certain policyholders being undercharged while others were overcharged. The Company has made corrections to its systems and processes to address the issue. The Company recorded a charge which reduced earned premium by $14 million in anticipation of voluntarily issuing premium refunds in connection with policies written from January 1, 2018 through December 31, 2020 which were overcharged. The Company has contacted regulators in states with a significant anticipated volume of premium refunds. Fines or penalties related to the foregoing are reasonably possible, but the amount of such fines, if any, cannot be estimated at this time.
Guarantees
As of December 31, 2020 and 2019, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2020, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.7 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2020	2019
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,005	$3,835
Ceded future policy benefits	263	226
Reinsurance receivables related to paid losses	210	143
Reinsurance receivables	4,478	4,204
Allowance for uncollectible reinsurance	(21)	(25)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$4,457	$4,179
The Company has established an allowance for uncollectible voluntary reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The following table summarizes the outstanding amount of voluntary reinsurance receivables, gross of any collateral arrangements, by financial strength rating.

(In millions)	December 31, 2020
A- to A++	$2,820
B- to B++	904
Insolvent	3
Total voluntary reinsurance outstanding balance(1)	$3,727
(1)    Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E to the Consolidated Financial Statements for information regarding the LPT. The Company has also excluded receivables from involuntary pools.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.3 billion and $3.2 billion as of December 31, 2020 and 2019.
The Company's largest recoverables from a single reinsurer as of December 31, 2020, including ceded unearned premium reserves, were approximately $1.9 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $377 million from the Gateway Rivers Insurance Company and $314 million from the Palo Verde Insurance Company. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.
The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2020 Earned Premiums
Property and casualty	$11,547	$238	$4,640	$7,145	3.3%
Long term care	454	50	—	504	9.9%
Total earned premiums	$12,001	$288	$4,640	$7,649	3.8%

2019 Earned Premiums
Property and casualty	$11,021	$288	$4,401	$6,908	4.2%
Long term care	470	50	—	520	9.6%
Total earned premiums	$11,491	$338	$4,401	$7,428	4.6%

2018 Earned Premiums
Property and casualty	$10,857	$305	$4,380	$6,782	4.5%
Long term care	480	50	—	530	9.4%
Total earned premiums	$11,337	$355	$4,380	$7,312	4.9%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2020 Written Premiums
Property and casualty	$12,168	$229	$4,832	$7,565	3.0%
Long term care	444	50	—	494	10.1%
Total written premiums	$12,612	$279	$4,832	$8,059	3.5%

2019 Written Premiums
Property and casualty	$11,421	$281	$4,569	$7,133	3.9%
Long term care	473	50	—	523	9.6%
Total written premiums	$11,894	$331	$4,569	$7,656	4.3%

2018 Written Premiums
Property and casualty	$11,094	$310	$4,583	$6,821	4.5%
Long term care	474	50	—	524	9.5%
Total written premiums	$11,568	$360	$4,583	$7,345	4.9%
Included in the direct and ceded earned premiums for the years ended December 31, 2020, 2019 and 2018 are $3,543 million, $3,578 million and $3,740 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Long term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $3,158 million, $2,733 million and $2,836 million for the years ended December 31, 2020, 2019 and 2018, including $2,375 million, $2,080 million and $1,927 million, respectively, related to the significant third-party captive program discussed above.

Note H. Debt
Debt is composed of the following long term obligations.

December 31
(In millions)	2020	2019
Senior notes of CNAF:
5.750%, face amount of $400, due August 15, 2021(1)	$—	$399
3.950%, face amount of $550, due May 15, 2024	548	548
4.500%, face amount of $500, due March 1, 2026	499	498
3.450%, face amount of $500, due August 15, 2027	496	496
3.900%, face amount of $500, due May 1, 2029	496	496
2.050%, face amount of $500, due August 15, 2030	495	—
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	242	242
Total	$2,776	$2,679
(1)    The Company redeemed these notes in the third quarter of 2020.
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2020 giving it immediate access to approximately $111 million of additional liquidity. As of December 31, 2020 and 2019, CCC had no outstanding borrowings from the FHLBC.
During 2019, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which will adjust automatically in the event of a change in the Company's financial ratings. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2020, was $8.7 billion.  As of December 31, 2020 and 2019, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2020 and 2019.
The combined aggregate maturities for debt as of December 31, 2020 are presented in the following table.

(In millions)
2021	$—
2022	—
2023	243
2024	550
2025	—
Thereafter	2,000
Less: discount	(17)
Total	$2,776

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
Effective January 1, 2000, the CNA Retirement Plan was closed to new participants. Existing participants at that time were given a choice to either continue to accrue benefits under the CNA Retirement Plan or to cease accruals effective December 31, 1999. Employees who chose to continue to accrue benefits under the plan received benefits in accordance with plan provisions through June 30, 2015 as discussed further below. Participants who elected to cease accruals effective December 31, 1999 received the present value of their accrued benefit in an accrued pension account that is credited with interest based on the annual rate of interest on 30-year Treasury securities. These employees also receive certain enhanced employer contributions in the CNA 401k Plan.
Effective June 30, 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan. Participants continuing to accrue benefits under the CNA Retirement Plan at that time are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015. These affected participants now also receive enhanced employer contributions in the CNA 401k Plan similar to participants who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 were not affected by this curtailment.
CNA provides certain postretirement health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2020	2019	2020	2019
Benefit obligation as of January 1	$2,661	$2,466	$8	$9
Changes in benefit obligation:
Interest cost	80	100	—	—
Participants' contributions	—	—	2	4
Actuarial (gain) loss	205	261	2	1
Benefits paid	(173)	(169)	(5)	(6)
Foreign currency translation and other	3	3	—	—
Settlements	(7)	—	—	—
Benefit obligation as of December 31	2,769	2,661	7	8
Fair value of plan assets as of January 1	2,285	2,025	—	—
Change in plan assets:
Actual return on plan assets	295	292	—	—
Company contributions	16	134	3	2
Participants' contributions	—	—	2	4
Benefits paid	(173)	(169)	(5)	(6)
Foreign currency translation and other	4	3	—	—
Settlements	(7)	—	—	—
Fair value of plan assets as of December 31	2,420	2,285	—	—
Funded status	$(349)	$(376)	$(7)	$(8)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$2	$5	$—	$—
Other liabilities	(351)	(381)	(7)	(8)
Net amount recognized	$(349)	$(376)	$(7)	$(8)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial (gain) loss	$1,073	$1,056	$—	$(2)
Net amount recognized	$1,073	$1,056	$—	$(2)
The accumulated benefit obligation for all defined benefit pension plans was $2,769 million and $2,661 million as of December 31, 2020 and 2019. Changes for years ended December 31, 2020 and 2019 include actuarial losses of $205 million and $261 million, respectively, primarily driven by changes in the discount rate used to determine defined benefit pension obligations.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2020	2019	2018
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$80	$100	$93
Expected return on plan assets	(155)	(142)	(159)
Amortization of net actuarial (gain) loss	45	39	37
Settlement loss	3	—	6
Total net periodic pension cost (benefit)	$(27)	$(3)	$(23)
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $8 million, $1 million and $8 million of non-service benefit in Insurance claims and policyholders' benefits and $19 million, $2 million and $15 million of non-service benefit in Other operating expenses related to net periodic pension benefit.
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2020	2019	2018
Pension and postretirement benefits
Amounts arising during the period	$(67)	$(112)	$(41)
Settlement	3	—	6
Reclassification adjustment relating to prior service credit	—	—	(2)
Reclassification adjustment relating to actuarial loss	45	39	36
Total increase (decrease) in Other comprehensive income	$(19)	$(73)	$(1)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2020	2019
Pension benefits
Discount rate	2.350%	3.150%
Interest crediting rate	3.000	5.000
Postretirement benefits
Discount rate	1.600%	2.300%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2020	2019	2018
Pension benefits
Discount rate	3.150%	4.250%	3.550%
Expected long term rate of return	7.250	7.500	7.500
Interest crediting rate	5.000	5.000	5.000
Postretirement benefits
Discount rate	2.300%	3.550%	2.750%
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
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2020, 2019 and 2018.
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
As of December 31, 2020, the Plan had committed approximately $190 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$643	$9	$652
States, municipalities and political subdivisions	—	32	—	32
Asset-backed	—	98	—	98
Total fixed maturity securities	—	773	9	782
Equity securities	666	137	—	803
Short term investments	20	38	—	58
Other assets	—	8	—	8
Cash	13	—	—	13
Total assets measured at fair value	$699	$956	$9	1,664
Total limited partnerships measured at net asset value (1)				756
Total				$2,420

December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$587	$10	$597
States, municipalities and political subdivisions	—	51	—	51
Asset-backed	—	154	—	154
Total fixed maturity securities	—	792	10	802
Equity securities	458	128	—	586
Short term investments	55	7	—	62
Other assets	—	9	—	9
Cash	13	—	—	13
Total assets measured at fair value	$526	$936	$10	1,472
Total limited partnerships measured at net asset value (1)				813
Total				$2,285
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by each limited partnership's general partner. Limited partnerships comprising 75% and 79% of the carrying value as of December 31, 2020 and 2019 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 69% were equity related, 27% pursued a multi-strategy approach and 4% were focused on distressed investments as of December 31, 2020.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2020.

(In millions)	Pension Benefits	Postretirement Benefits
2021	$179	$1
2022	180	1
2023	180	1
2024	177	1
2025	176	—
2026-2030	823	2
In 2021, CNA expects to contribute $6 million to its pension plans and $1 million to its postretirement health care benefit plans.
Savings Plans
CNA sponsors savings plans, which are generally contributory plans that allow most employees to contribute a maximum of 50% of their eligible compensation, subject to certain limitations prescribed by the IRS. Effective January 1, 2020, the Company adopted amendments to its primary savings plan which impacted the Company contribution design. Under the current plan, the Company contributes matching amounts to participants amounting to 100% of the first 6% of eligible compensation contributed by the employee. In addition, eligible employees also receive a Company contribution of 5% of their eligible compensation, referred to as a basic contribution. Company contributions vest ratably over participants first five years of service.
Prior to January 1, 2020, the Company match was limited to 70% (35% in the first year of employment) of the first 6% of eligible compensation contributed by the employee. The basic contribution was either 3% or 5%, depending on the age of the employee. Further, employees previously were eligible to receive additional discretionary contributions of up to 2% of eligible compensation and an additional Company match of up to 80% of the first 6% of eligible compensation contributed by the employee. These additional contributions were made at the discretion of management.
Benefit expense for the Company's savings plans was $70 million, $71 million and $71 million for the years ended December 31, 2020, 2019 and 2018.

Note J. Stock-Based Compensation
The current CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 16 million shares of CNAF common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2020 was approximately 5.9 million.
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
The Company recorded stock-based compensation expense related to the Plan of $37 million, $34 million and $32 million for the years ended December 31, 2020, 2019 and 2018. The related income tax benefit recognized was $6 million, $8 million and $8 million for the years ended December 31, 2020, 2019 and 2018. The compensation cost not yet recognized was $39 million, and the weighted average period over which it is expected to be recognized is 1.8 years as of December 31, 2020.
The total fair value of RSUs and performance shares that vested during the years ended December 31, 2020, 2019 and 2018 was $35 million, $31 million and $16 million, respectively.
The weighted average grant date fair value for RSUs and performance shares granted during the years ended December 31, 2020, 2019 and 2018 was $34.36, $43.86 and $51.64, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2020.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2020	2,115,186	$46.25
Awards granted	1,316,407	34.36
Awards vested	(806,589)	44.31
Awards forfeited, canceled or expired	(248,760)	42.57
Performance-based adjustment	62,897	34.45
Balance as of December 31, 2020	2,439,141	40.56

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2020		2019
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Trade name	8 years	$7	$7	$7	$6
Distribution channel	15 years	11	6	11	5
Total finite-lived intangible assets		18	13	18	11
Indefinite-lived intangible assets:
Syndicate capacity		48		46
Agency force		16		16
Total indefinite-lived intangible assets		64		62
Total other intangible assets		$82	$13	$80	$11
The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. Amortization expense of $1 million was included in Other operating expenses for each of the years ended December 31, 2020, 2019 and 2018. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future annual amortization expense for other intangible assets is $1 million in each of the years 2021 through 2025.

Note L. Leases
Total lease expense was $57 million and $55 million for the years ended December 31, 2020 and 2019, which includes operating lease expense of $38 million and $37 million and variable lease expense of $19 million and $18 million for the years ended December 31, 2020 and 2019, respectively. Prior to the adoption of the new leasing standard, lease expense for the year ended December 31, 2018 was $62 million. Cash paid for amounts included in operating lease liabilities was $41 million and $34 million for the years ended December 31, 2020 and 2019. Operating lease ROU assets obtained in exchange for lease obligations were $6 million and $12 million for the years ended December 31, 2020 and 2019.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2020	December 31, 2019
Operating lease ROU assets	$199	$220
Operating lease liabilities	279	301
The following table presents the maturities of operating lease liabilities

(In millions)	December 31, 2020
2021	$44
2022	41
2023	36
2024	29
2025	24
Thereafter	163
Total lease payments	337
Less: Discount	(58)
Total operating lease liabilities	$279
The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease ROU assets.

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	10.3 years	10.8 years
Weighted average discount rate	3.4%	3.4%

Note M. Stockholders’ Equity and Statutory Accounting Practices
Common Stock Dividends
There are no restrictions on the retained earnings or net income of CNAF with regard to payment of dividends to its stockholders. However, given the holding company nature of CNAF, its ability to pay a dividend is significantly dependent on the receipt of dividends from its subsidiaries, particularly CCC, which directly or indirectly owns the vast majority of all significant subsidiaries. See the Statutory Accounting Practices section below for a discussion of the regulatory restrictions on CCC's availability to pay dividends.
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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R (SSAP No. 62R), Property and Casualty Reinsurance, paragraphs 88 and 89 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $91 million at December 31, 2020 and 2019.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2020, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2021 that would not be subject to the Department’s prior approval is $1,070 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $975 million in 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2020 (1)	2019	2020 (1)	2019	2018
Combined Continental Casualty Companies	$10,708	$10,787	$800	$1,062	$1,405
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
The statutory capital and surplus presented above for CCC was approximately 266% and 291% of company action level RBC as of December 31, 2020 and 2019. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(43)	763	(53)	47	714
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $12, $(12), $10, $— and $10	(43)	43	(38)	—	(38)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(189), $4, $— and $(185)	—	720	(15)	47	752
Balance as of December 31, 2020	$—	$1,745	$(848)	$(94)	$803

(In millions)	Net unrealized gains (losses) on investments with OTTI losses(1)	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2019	$16	$61	$(775)	$(180)	$(878)
Other comprehensive income (loss) before reclassifications	(13)	957	(89)	39	894
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $3, $(1), $8, $— and $10	(12)	8	(31)	—	(35)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(255), $15, $— and $(240)	(1)	949	(58)	39	929
Balance as of December 31, 2019	$15	$1,010	$(833)	$(141)	$51
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

Note O. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle markets and other commercial customers. The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of two insurance companies based in the U.K. and Luxembourg and Hardy, the Company's Lloyd's syndicate.
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
Approximately 9% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2020, 2019 and 2018.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,040	$3,565	$961	$494	$—	$(1)	$8,059
Operating revenues
Net earned premiums	$2,883	$3,323	$940	$504	$—	$(1)	$7,649
Net investment income	449	565	58	851	12	—	1,935
Non-insurance warranty revenue	1,252	—	—	—	—	—	1,252
Other revenues	1	25	—	—	5	(5)	26
Total operating revenues	4,585	3,913	998	1,355	17	(6)	10,862
Claims, benefits and expenses
Net incurred claims and benefits	1,792	2,436	629	1,286	6	—	6,149
Policyholders’ dividends	3	18	—	—	—	—	21
Amortization of deferred acquisition costs	621	592	197	—	—	—	1,410
Non-insurance warranty expense	1,159	—	—	—	—	—	1,159
Other insurance related expenses	280	505	136	109	(1)	(1)	1,028
Other expenses	50	34	(7)	7	141	(5)	220
Total claims, benefits and expenses	3,905	3,585	955	1,402	146	(6)	9,987
Core income (loss) before income tax	680	328	43	(47)	(129)	—	875
Income tax (expense) benefit on core income (loss)	(145)	(67)	(5)	56	21	—	(140)
Core income (loss)	$535	$261	$38	$9	$(108)	$—	735
Net investment gains (losses)							(54)
Income tax (expense) benefit on net investment gains (losses)							9
Net investment gains (losses), after tax							(45)
Net income (loss)							$690

December 31, 2020
(In millions)
Reinsurance receivables	$886	$922	$302	$390	$1,978	$—	$4,478
Insurance receivables	1,052	1,254	328	4	2	—	2,640
Deferred acquisition costs	330	281	97	—	—	—	708
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,068	—	—	—	—	—	3,068
Insurance reserves
Claim and claim adjustment expenses	5,748	9,041	2,091	3,743	2,083	—	22,706
Unearned premiums	2,635	1,824	546	114	—	—	5,119
Future policy benefits	—	—	—	13,318	—	—	13,318
Deferred non-insurance warranty revenue	4,023	—	—	—	—	—	4,023

Year ended December 31, 2019	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$2,848	$3,315	$971	$523	$1	$(2)	$7,656
Operating revenues
Net earned premiums	$2,773	$3,162	$974	$520	$1	$(2)	$7,428
Net investment income	556	654	63	820	25	—	2,118
Non-insurance warranty revenue	1,161	—	—	—	—	—	1,161
Other revenues	1	29	—	—	6	(5)	31
Total operating revenues	4,491	3,845	1,037	1,340	32	(7)	10,738
Claims, benefits and expenses
Net incurred claims and benefits	1,595	2,130	624	1,416	18	—	5,783
Policyholders’ dividends	5	18	—	—	—	—	23
Amortization of deferred acquisition costs	610	537	236	—	—	—	1,383
Non-insurance warranty expense	1,082	—	—	—	—	—	1,082
Other insurance related expenses	292	505	130	115	(2)	(2)	1,038
Other expenses	48	32	8	8	144	(5)	235
Total claims, benefits and expenses	3,632	3,222	998	1,539	160	(7)	9,544
Core income (loss) before income tax	859	623	39	(199)	(128)	—	1,194
Income tax (expense) benefit on core income (loss)	(188)	(134)	(9)	90	26	—	(215)
Core income (loss)	$671	$489	$30	$(109)	$(102)	$—	979
Net investment gains (losses)							29
Income tax (expense) benefit on net investment gains (losses)							(8)
Net investment gains (losses), after tax							21
Net income (loss)							$1,000

December 31, 2019
(In millions)
Reinsurance receivables	$575	$855	$247	$385	$2,142	$—	$4,204
Insurance receivables	971	1,210	284	16	—	—	2,481
Deferred acquisition costs	311	257	94	—	—	—	662
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,840	—	—	—	—	—	2,840
Insurance reserves
Claim and claim adjustment expenses	5,238	8,656	1,876	3,716	2,234	—	21,720
Unearned premiums	2,337	1,626	495	125	—	—	4,583
Future policy benefits	—	—	—	12,311	—	—	12,311
Deferred non-insurance warranty revenue	3,779	—	—	—	—	—	3,779

Year ended December 31, 2018	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$2,744	$3,060	$1,018	$524	$—	$(1)	$7,345
Operating revenues
Net earned premiums	$2,732	$3,050	$1,001	$530	$—	$(1)	$7,312
Net investment income	439	500	57	801	20	—	1,817
Non-insurance warranty revenue	1,007	—	—	—	—	—	1,007
Other revenues	2	28	1	2	19	(2)	50
Total operating revenues	4,180	3,578	1,059	1,333	39	(3)	10,186
Claims, benefits and expenses
Net incurred claims and benefits	1,526	2,053	699	1,218	51	—	5,547
Policyholders’ dividends	5	20	—	—	—	—	25
Amortization of deferred acquisition costs	599	505	231	—	—	—	1,335
Non-insurance warranty expense	923	—	—	—	—	—	923
Other insurance related expenses	279	505	135	122	(1)	(1)	1,039
Other expenses	46	43	14	7	193	(2)	301
Total claims, benefits and expenses	3,378	3,126	1,079	1,347	243	(3)	9,170
Core income (loss) before income tax	802	452	(20)	(14)	(204)	—	1,016
Income tax (expense) benefit on core income (loss)	(173)	(95)	1	57	39	—	(171)
Core income (loss)	$629	$357	$(19)	$43	$(165)	$—	845
Net investment gains (losses)							(52)
Income tax (expense) benefit on net investment gains (losses)							14
Net investment gains (losses), after tax							(38)
Net deferred tax asset remeasurement							6
Net income (loss)							$813

The following table presents operating revenues by line of business for each reportable segment.

Years ended December 31
(In millions)	2020	2019	2018
Specialty
Management & Professional Liability	$2,577	$2,572	$2,440
Surety	596	596	571
Warranty & Alternative Risks	1,412	1,323	1,169
Specialty revenues	4,585	4,491	4,180
Commercial
Middle Market	1,447	1,439	1,306
Construction(1)	1,120	1,043	955
Small Business	482	504	501
Other Commercial	864	859	816
Commercial revenues	3,913	3,845	3,578
International
Canada	291	277	255
Europe	389	363	363
Hardy	318	397	441
International revenues	998	1,037	1,059
Life & Group revenues	1,355	1,340	1,333
Corporate & Other revenues	17	32	39
Eliminations	(6)	(7)	(3)
Total operating revenues	10,862	10,738	10,186
Net investment gains (losses)	(54)	29	(52)
Total revenues	$10,808	$10,767	$10,134
(1)     Effective January 1, 2020, the Construction line of business is presented separately in the Commercial segment to better align with the Company's underwriting expertise and the manner in which the products are sold. Prior period information has been conformed to the new line of business presentation.

Note P. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data.

2020
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,291	$2,766	$2,820	$2,931	$10,808
Net income (loss) (1)(2)(3)	(61)	151	213	387	690
Basic earnings (loss) per share (5)	(0.23)	0.56	0.79	1.42	2.54
Diluted earnings (loss) per share (5)	$(0.23)	$0.55	$0.79	$1.42	$2.53

2019
(In millions, except per share data)	First	Second	Third	Fourth	Full Year
Revenues	$2,695	$2,610	$2,685	$2,777	$10,767
Net income (loss) (4)	342	278	107	273	1,000
Basic earnings (loss) per share (5)	1.26	1.03	0.39	1.00	3.68
Diluted earnings (loss) per share (5)	$1.25	$1.02	$0.39	$1.00	$3.67
(1)    Net income (loss) in the first quarter of 2020 included pretax net investment losses of $216 million and a pretax loss on limited partnership and common stock investments of $125 million.
(2)    Net income (loss) in the second quarter of 2020 included pretax net catastrophe losses of $301 million, including $182 million related to the COVID-19 pandemic.
(3)    Net income (loss) in the third quarter of 2020 included pretax net catastrophe losses of $160 million and a $74 million pretax charge related to recognition of an active life reserve premium deficiency as a result of the third quarter 2020 GPV. Catastrophe losses were driven by severe weather related events, primarily Hurricanes Laura, Isaias and Sally, and the Midwest derecho.
(4)    Net income (loss) in the third quarter of 2019 included a $216 million pretax charge related to recognition of an active life reserve premium deficiency as a result of the third quarter 2019 GPV.
(5)    Earnings (loss) per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters EPS may not equal the full year EPS.
Note Q. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $47 million, $44 million and $43 million for the years ended December 31, 2020, 2019 and 2018. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $22 million and $21 million as of December 31, 2020 and 2019. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of less than $1 million and $1 million for the years ended December 31, 2020 and 2019. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related payable due to Loews, included in Other liabilities, was $67 million as of December 31, 2020. The related receivable from Loews, included in Other assets, was $21 million as of December 31, 2019. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2020, 2019 and 2018 were $2 million.

Note R. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $4.0 billion and $3.8 billion reported in Deferred non-insurance warranty revenue as of December 31, 2020 and 2019. The increase in the deferred revenue balance for the year ended December 31, 2020 was primarily driven by deferrals outpacing revenue recognized in the period due to growth in the business. For the year ended December 31, 2020, the Company recognized $1.1 billion of revenues that were included in the deferred revenue balance as of January 1, 2020. For the year ended December 31, 2019, the Company recognized $971 million of revenues that were included in the deferred revenue balance as of January 1, 2019. For the years ended December 31, 2020 and 2019, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.2 billion of the deferred revenue in 2021, $0.9 billion in 2022, $0.8 billion in 2023 and $1.2 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For the years ended December 31, 2020 and 2019, capitalized commission costs were $3.1 billion and $2.8 billion and capitalized administrator service costs were $37 million and $31 million. For the years ended December 31, 2020 and 2019, the amount of amortization of capitalized costs was $897 million and $813 million and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2020 and 2019.
Note S. Subsequent Event
On December 30, 2020, the Company entered into an agreement with Cavello Bay Reinsurance Limited (Cavello), a subsidiary of Enstar Group Limited, under which Cavello will reinsure a legacy portfolio of excess workers’ compensation policies. The transaction closed on February 5, 2021. Under the terms of the transaction, based on reserves in place as of January 1, 2020, and adjusted for any subsequent claim activity, the Company ceded to Cavello approximately $690 million of net excess workers’ compensation liabilities relating to business written in 2007 and prior under a retroactive reinsurance agreement with an aggregate limit of $1 billion. The Company will recognize an after-tax loss of approximately $12 million in the first quarter of 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, the Company changed its method of accounting for measurement of credit losses on financial instruments in 2020.
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
•We tested the effectiveness of controls related to the determination of P&C claim and claim adjustment expense reserves, including those controls related to the estimation of and management’s review of P&C claim and claim adjustment expense reserves.
•We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
•With the assistance of our actuarial specialists:

◦We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared our estimates to the recorded reserves.
◦We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.
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
A gross premium valuation (“GPV”) is performed annually to assess the adequacy of the LTC future policy benefit reserves. The actuarial assumptions underlying the recorded LTC future policy benefit reserves are “locked-in” absent an indicated premium deficiency. If the GPV indicates the recorded LTC future policy benefit reserves are not adequate (i.e. a premium deficiency exists), the assumptions are “unlocked” and the LTC future policy benefit reserves are increased to eliminate the premium deficiency.
Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity and persistency experience can be volatile while discount rates and premium rate increases can be difficult to predict. Modest changes in each of these assumptions can materially impact the valuation of these liabilities.
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
•We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves.
•We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
•With the assistance of our actuarial specialists:
◦We independently recalculated a sample of LTC future policy benefit reserves and compared our estimates to the recorded reserves.
◦We evaluated the key assumptions applied in the GPV analysis, including comparing those assumptions to the Company’s historical experience, underlying portfolio yield and market data.
◦We assessed the Company’s projection of future cash flows to evaluate the reasonableness of the charge related to unlocking LTC future policy benefit reserves to recognize a premium deficiency.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 9, 2021
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2020, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 133.

CNA Financial Corporation
Chicago, Illinois
February 9, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2020, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2020. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer	62	2016	Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016.
Albert J. Miralles	Executive Vice President & Chief Financial Officer	51	2014	Executive Vice President and Chief Financial Officer of CNA Financial Corporation since February 2020. President of CNA Warranty since October 2019. Executive Vice President and Chief Risk Officer of the CNA Insurance Companies from January 2018 to October 2019. President, Long Term Care of the CNA Insurance Companies from March 2014 through January 2018.
Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	43	2018	Executive Vice President and Chief Human Resources Officer of CNA Insurance Companies since February 2018. Senior Vice President, Chief Human Resources Officer of CNA Insurance Companies from September 2015 through February 2018.
Michael A. Costonis	Executive Vice President & Chief Operations Officer	50	2018	Executive Vice President & Chief Operations Officer of the CNA Insurance Companies since September 2018. Global Insurance Industry Practice Leader and Senior Managing Director at Accenture from 2014 through September 2018.
Nick Creatura	President & Chief Executive Officer, Canada	57	2020	President and Chief Executive Officer, Canada of the CNA Insurance Companies since May 2017. Executive Vice President & Chief Financial Officer, RSA Canada from June 2007 to June 2016.
Daniel P. Franzetti	Executive Vice President, Worldwide Claim	54	2020	Executive Vice President, Worldwide Claim of the CNA Insurance Companies since April 2020. Chief Operating Officer, QBE North America from January 2018 to April 2020. Chief Claims Officer, QBE North America from February 2016 to January 2018. Senior Vice President, Claims, Zurich North America in January 2016.
José Ramón González	Executive Vice President & General Counsel	53	2019	Executive Vice President and General Counsel of CNA Financial Corporation since July 2019. Chief Legal Officer, QBE North America from April 2014 through July 2019.
Robert J. Hopper	Executive Vice President & Chief Actuary	54	2020	Executive Vice President & Chief Actuary of the CNA Insurance Companies since February 2020. Senior Vice President and Actuary for Chubb Commercial Insurance from 2005 through February 2020.
Kevin J. Leidwinger	President & Chief Operating Officer, Commercial	57	2015	President and Chief Operating Officer, Commercial of the CNA Insurance Companies since June 2015.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Jalil Rehman	President & Chief Executive Officer, U.K. & Europe	56	2020
President and Chief Executive Officer, U.K. & Europe of the CNA Insurance Companies since September 2020. Senior Vice President and Chief Operating Officer, U.K. & Europe of the CNA Insurance Companies from October 2018 to September 2020. Executive Vice President & Chief Business Operations Officer of Chubb European Group PLC from January 2016 to July 2018. President and Chief Executive Officer of Chubb Insurance Company of Europe SE from September 2014 to January 2016.

Kevin G. Smith	President & Chief Operating Officer, Specialty	56	2017	President and Chief Operating Officer for Specialty of CNA Insurance Companies since May 2017. Executive Vice President, Chubb from May 2016 through May 2017. Senior Vice President, Chicago Regional Branch Manager, Chubb from July 2008 through May 2016.
Douglas M. Worman	Executive Vice President & Chief Underwriting Officer	53	2017	Executive Vice President and Chief Underwriting Officer of CNA Insurance Companies since March 2017. Chief Executive Officer, U.S. Insurance, ENH Insurance Company from November 2013 through July 2016.
Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2020	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,371,890	$38.86	5,939,923
Equity compensation plans not approved by security holders	—	—	—
Total	3,371,890	$38.86	5,939,923
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	P

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities (Exhibit 4.2 to 2019 Form 10-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Amended and Restated Credit Agreement, dated December 19, 2019, among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association (Exhibit 10.1 to December 19, 2019 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	P

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2020 (Exhibit A to Form DEF 14A, filed March 20, 2020)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Non-Qualified Savings Plan (formerly known as the CNA Supplemental Executive Savings and Capital Accumulation Plan), restated as of January 1, 2014 (Exhibit 10.6 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6	+

	First Amendment to the CNA Non-Qualified Savings Plan, dated May 28, 2015 (Exhibit 10.6.1 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.6.1	+

	Second Amendment to the CNA Non-Qualified Savings Plan, dated July 22, 2015 (Exhibit 10.6.2 to September 30, 2015 Form 10-Q incorporated herein by reference)	10.6.2	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	General Release and Separation Agreement, dated March 6, 2020, between CNA Financial Corporation and James Anderson (Exhibit 10.2 to March 31, 2020 Form 10-Q incorporated herein by reference)	10.8	+

	Employment Agreement, dated August 10, 2020, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed August 10, 2020 incorporated herein by reference)	10.9	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.10
	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.11

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.12

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.13

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Master Transaction Agreement, dated as of December 30, 2020, by and between Continental Casualty Company and Cavello Bay Reinsurance Limited (including the forms of the Reinsurance Agreement and Trust Agreement) (Exhibit 10.1 to Form 8-K filed December 31, 2020 incorporated herein by reference)	10.16
(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

P - Per Item 102(d) of Regulation S-T [17CFR 232.102(d)], these exhibits do not need to be hyperlinked.

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income (Loss)

Years ended December 31
(In millions)	2020	2019	2018
Revenues
Net investment income	$3	$13	$10
Net investment losses	(20)	(21)	—
Total revenues	(17)	(8)	10
Expenses
Administrative and general	1	1	1
Interest	122	131	135
Total expenses	123	132	136
Loss from operations before income taxes and equity in net income of subsidiaries	(140)	(140)	(126)
Income tax benefit	18	21	9
Loss before equity in net income of subsidiaries	(122)	(119)	(117)
Equity in net income of subsidiaries	812	1,119	930
Net income	690	1,000	813
Equity in other comprehensive income (loss) of subsidiaries	752	929	(894)
Total comprehensive income (loss)	$1,442	$1,929	$(81)
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2020	2019
Assets
Investment in subsidiaries	$14,996	$14,412
Cash	—	1
Short term investments	522	521
Amounts due from affiliates	4	2
Other assets	1	1
Total assets	$15,523	$14,937
Liabilities
Long term debt	$2,776	$2,679
Other liabilities	40	43
Total liabilities	2,816	2,722
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,391,603 and 271,412,591 shares outstanding)	683	683
Additional paid-in capital	2,211	2,203
Retained earnings	9,081	9,348
Accumulated other comprehensive income (loss)	803	51
Treasury stock (1,648,640 and 1,627,652 shares), at cost	(71)	(70)
Total stockholders' equity	12,707	12,215
Total liabilities and stockholders' equity	$15,523	$14,937
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$690	$1,000	$813
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(812)	(1,119)	(930)
Dividends received from subsidiaries	975	1,065	1,026
Net investment losses	20	21	—
Other, net	26	13	16
Net cash flows provided by operating activities	899	980	925
Cash Flows from Investing Activities
Change in short term investments	2	10	130
Capital contributions to subsidiaries	(1)	(2)	(2)
Other, net	—	—	—
Net cash flows provided by investing activities	1	8	128
Cash Flows from Financing Activities
Dividends paid to common stockholders	(950)	(929)	(896)
Proceeds from the issuance of debt	495	496	—
Repayment of debt	(419)	(520)	(150)
Purchase of treasury stock	(18)	(23)	—
Other, net	(9)	(12)	(7)
Net cash flows used by financing activities	(901)	(988)	(1,053)
Net change in cash	(1)	—	—
Cash, beginning of year	1	1	1
Cash, end of year	$—	$1	$1
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 89.6% of the outstanding common stock of CNAF as of December 31, 2020.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period (1)	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2020
Allowance for uncollectible:
Mortgage loan receivables (1)	$7	$—	$19	$—	$26
Insurance and reinsurance receivables	$57	$4	$—	$(7)	$54
Allowance for credit losses:
Fixed maturity securities (1)	$6	$—	$92	$(58)	$40
Year ended December 31, 2019
Allowance for uncollectible:
Insurance and reinsurance receivables	$71	$(6)	$—	$(8)	$57
Year ended December 31, 2018
Allowance for uncollectible:
Insurance and reinsurance receivables	$73	$4	$—	$(6)	$71

(1)    As of January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Adoption of the new standard resulted in beginning of period adjustments to the allowance for uncollectible mortgage loan receivables and the allowance for credit losses on fixed maturity securities of $7 million and $6 million, respectively. The beginning of period balances reflect these adjustments. For more information on the adoption of ASU 2016-13, see Note A to the Consolidated Financial Statements included under Item 8.
Effects of foreign currency translation, changes in the estimate of the allowance for uncollectible mortgage loan receivables, increases in the estimate of the allowance for credit losses on fixed maturity securities and allowances established with respect to assets purchased with credit deterioration are presented within the Charged to Other Accounts column in the table above. Write-offs of uncollectible amounts and reductions to the allowance for credit losses due to securities sold during the period or the reversal for securities that had an allowance recorded in a previous period are presented within the Deductions column in the table above.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2020	2019	2018
Balance Sheet Data
Deferred acquisition costs	$708	$662
Reserves for unpaid claim and claim adjustment expenses	22,706	21,720
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.5%)	1,209	1,321
Unearned premiums	5,119	4,583
Statement of Operations Data
Net written premiums	$8,059	$7,656	$7,345
Net earned premiums	7,649	7,428	7,312
Net investment income	1,896	2,063	1,751
Incurred claim and claim adjustment expenses related to current year	5,793	5,356	5,358
Incurred claim and claim adjustment expenses related to prior years	(119)	(127)	(179)
Amortization of deferred acquisition costs	1,410	1,383	1,335
Paid claim and claim adjustment expenses	5,164	5,576	5,331

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 9, 2021	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 9, 2021	By	/s/ Albert J. Miralles
Albert J. Miralles Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 9, 2021	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 9, 2021	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 9, 2021	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 9, 2021	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 9, 2021	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 9, 2021	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 9, 2021	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 9, 2021	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 9, 2021	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 9, 2021	By	/s/ Jane Wang
(Jane Wang, Director)