Form 10-Q
period 2021-03-31
CNA FINANCIAL CORP
filed 2021-05-07
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2021, 271,656,848 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2021	2020
Revenues
Net earned premiums	$1,962	$1,869
Net investment income	504	329
Net investment gains (losses)	57	(216)
Non-insurance warranty revenue	338	301
Other revenues	5	8
Total revenues	2,866	2,291
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,506	1,425
Amortization of deferred acquisition costs	359	344
Non-insurance warranty expense	311	281
Other operating expenses	284	299
Interest	28	31
Total claims, benefits and expenses	2,488	2,380
Income (loss) before income tax	378	(89)
Income tax (expense) benefit	(66)	28
Net income (loss)	$312	$(61)

Basic earnings (loss) per share	$1.15	$(0.23)

Diluted earnings (loss) per share	$1.14	$(0.23)

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.9	271.5
Diluted	272.9	271.5
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three months ended March 31
(In millions)	2021	2020
Comprehensive Loss
Net income (loss)	$312	$(61)
Other Comprehensive Loss, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	—	(11)
Net unrealized gains and losses on other investments	(627)	(1,044)
Net unrealized gains and losses on investments	(627)	(1,055)
Foreign currency translation adjustment	2	(77)
Pension and postretirement benefits	9	11
Other comprehensive loss, net of tax	(616)	(1,121)
Total comprehensive loss	$(304)	$(1,182)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $39,291 and $38,953, less allowance for credit loss of $43 and $40)	$43,579	$44,631
Equity securities at fair value (cost of $927 and $941)	984	992
Limited partnership investments	1,654	1,619
Other invested assets	77	76
Mortgage loans (less allowance for uncollectible receivables of $26 and $26)	1,043	1,068
Short term investments	1,334	1,907
Total investments	48,671	50,293
Cash	588	419
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	5,111	4,457
Insurance receivables (less allowance for uncollectible receivables of $33 and $33)	2,652	2,607
Accrued investment income	399	380
Deferred acquisition costs	741	708
Deferred income taxes	197	66
Property and equipment at cost (less accumulated depreciation of $243 and $231)	244	252
Goodwill	148	148
Deferred non-insurance warranty acquisition expense	3,149	3,068
Other assets	1,813	1,628
Total assets	$63,713	$64,026
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,056	$22,706
Unearned premiums	5,319	5,119
Future policy benefits	12,772	13,318
Long term debt	2,777	2,776
Deferred non-insurance warranty revenue	4,119	4,023
Other liabilities (includes $130 and $89 due to Loews Corporation)	3,581	3,377
Total liabilities	51,624	51,319
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,644,861 and 271,391,603 shares outstanding)	683	683
Additional paid-in capital	2,194	2,211
Retained earnings	9,084	9,081
Accumulated other comprehensive income	187	803
Treasury stock (1,395,382 and 1,648,640 shares), at cost	(59)	(71)
Total stockholders’ equity	12,089	12,707
Total liabilities and stockholders' equity	$63,713	$64,026
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$312	$(61)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	30	(37)
Trading portfolio activity	(8)	7
Net investment (gains) losses	(57)	216
Equity method investees	14	98
Net amortization of investments	(24)	(15)
Depreciation and amortization	14	16
Changes in:
Receivables, net	(700)	(229)
Accrued investment income	(19)	(8)
Deferred acquisition costs	(32)	(27)
Insurance reserves	605	510
Other, net	(53)	(258)
Net cash flows provided by operating activities	82	212
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	907	823
Fixed maturity securities - maturities, calls and redemptions	1,084	799
Equity securities	119	98
Limited partnerships	49	204
Mortgage loans	42	15
Purchases:
Fixed maturity securities	(2,203)	(1,818)
Equity securities	(81)	(220)
Limited partnerships	(61)	(32)
Mortgage loans	(16)	(61)
Change in other investments	(2)	(6)
Change in short term investments	573	1,267
Purchases of property and equipment	(3)	(3)
Other, net	—	21
Net cash flows provided by investing activities	408	1,087
Cash Flows from Financing Activities
Dividends paid to common stockholders	(310)	(649)
Purchase of treasury stock	(3)	(18)
Other, net	(8)	(8)
Net cash flows used by financing activities	(321)	(675)
Effect of foreign exchange rate changes on cash	—	(9)
Net change in cash	169	615
Cash, beginning of year	419	242
Cash, end of period	$588	$857
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2021	2020
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,211	2,203
Stock-based compensation	(17)	(16)
Balance, end of period	2,194	2,187
Retained Earnings
Balance, beginning of period, as previously reported	9,081	9,348
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(5)
Balance, beginning of period, as adjusted	9,081	9,343
Dividends to common stockholders ($1.13 and $2.37 per share)	(309)	(648)
Net income (loss)	312	(61)
Balance, end of period	9,084	8,634
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	803	51
Other comprehensive loss	(616)	(1,121)
Balance, end of period	187	(1,070)
Treasury Stock
Balance, beginning of period	(71)	(70)
Stock-based compensation	15	16
Purchase of treasury stock	(3)	(18)
Balance, end of period	(59)	(72)
Total stockholders' equity	$12,089	$10,362
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.5% of the outstanding common stock of CNAF as of March 31, 2021.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. The guidance requires entities to annually update cash flow assumptions, including morbidity and persistency, and update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The guidance may be applied using either a modified retrospective transition method or a full retrospective transition method. The guidance requires restatement of prior periods presented. The Company plans to adopt on the effective date, using the modified retrospective transition method and is currently evaluating the effect the updated guidance will have on its financial statements, including the increased disclosure requirements. The annual updating of cash flow assumptions is expected to increase income statement volatility. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows will be unchanged.

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
For the three months ended March 31, 2021, approximately 1,020 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For the same period, approximately 120 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. For the three months ended March 31, 2020, approximately 1,015 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were excluded from the calculation of diluted loss per share because the effect would have been antidilutive due to the net loss position of the Company.
The Company repurchased 66,000 and 435,376 shares of CNAF common stock at an aggregate cost of $3 million and $18 million during the three months ended March 31, 2021 and 2020.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2021	2020
Fixed maturity securities	$428	$438
Equity securities	29	(44)
Limited partnership investments	43	(70)
Mortgage loans	14	14
Short term investments	—	7
Trading portfolio	5	1
Other	2	—
Gross investment income	521	346
Investment expense	(17)	(17)
Net investment income	$504	$329
During the three months ended March 31, 2021 and 2020, $13 million    and $(45) million of Net investment income was recognized due to the change in fair value of common stock still held as of March 31, 2021 and 2020.
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$58	$29
Gross losses	(20)	(104)
Net investment gains (losses) on fixed maturity securities	38	(75)
Equity securities	2	(133)
Derivatives	17	5
Mortgage loans	—	(13)
Net investment gains (losses)	$57	$(216)
During the three months ended March 31, 2021 and 2020, $2 million of gains and $(133) million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2021 and 2020.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $389 million, $371 million and $390 million as of March 31, 2021, December 31, 2020 and March 31, 2020 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(6)	(1)	(7)
Balance as of March 31, 2021	$27	$16	$43

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2020	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
Securities for which credit losses were not previously recorded	48	—	48
Available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	5	—	5
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	—	—
Balance as of March 31, 2020	$49	$—	$49

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three months ended March 31
(In millions)	2021	2020
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7	$91
Asset-backed	(1)	1
Impairment losses recognized in earnings	$6	$92
There were no losses recognized on mortgage loans during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recognized $13 million of losses related to mortgage loans due to changes in expected credit losses.

The following tables present a summary of fixed maturity securities.

March 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,110	$2,644	$71	$27	$23,656
States, municipalities and political subdivisions	10,041	1,590	31	—	11,600
Asset-backed:
Residential mortgage-backed	3,215	108	40	—	3,283
Commercial mortgage-backed	1,952	76	24	16	1,988
Other asset-backed	2,281	71	7	—	2,345
Total asset-backed	7,448	255	71	16	7,616
U.S. Treasury and obligations of government-sponsored enterprises	138	1	7	—	132
Foreign government	508	23	2	—	529
Redeemable preferred stock	12	—	—	—	12
Total fixed maturity securities available-for-sale	39,257	4,513	182	43	43,545
Total fixed maturity securities trading	34	—	—	—	34
Total fixed maturity securities	$39,291	$4,513	$182	$43	$43,579

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863	—	—	11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1	—	3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9	—	2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3	—	338
Foreign government	512	32	—	—	544
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	38,926	5,795	77	40	44,604
Total fixed maturity securities trading	27	—	—	—	27
Total fixed maturity securities	$38,953	$5,795	$77	$40	$44,631
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2021 and December 31, 2020, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2,301 million and $2,773 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,868	$66	$82	$5	$1,950	$71
States, municipalities and political subdivisions	866	31	—	—	866	31
Asset-backed:
Residential mortgage-backed	1,584	40	12	—	1,596	40
Commercial mortgage-backed	320	9	285	15	605	24
Other asset-backed	337	3	97	4	434	7
Total asset-backed	2,241	52	394	19	2,635	71
U.S. Treasury and obligations of government-sponsored enterprises	65	7	—	—	65	7
Foreign government	45	2	—	—	45	2
Total	$5,085	$158	$476	$24	$5,561	$182

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33	—	—	—	33	—
Asset-backed:
Residential mortgage-backed	71	1	11	—	82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13	—	357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3	—	—	63	3
Foreign government	13	—	—	—	13	—
Total	$1,666	$74	$64	$3	$1,730	$77
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2021.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2021		December 31, 2020
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,468	$1,473	$1,456	$1,458
Due after one year through five years	10,837	11,583	12,304	13,098
Due after five years through ten years	13,640	14,685	12,319	13,878
Due after ten years	13,312	15,804	12,847	16,170
Total	$39,257	$43,545	$38,926	$44,604
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $256 million and $190 million and a fair value of $(2) million and $(19) million as of March 31, 2021 and December 31, 2020. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of March 31, 2021, the Company had commitments to purchase or fund approximately $1,365 million and sell approximately $100 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

March 31, 2021	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2021	2020	2019	2018	2017	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$75	$32	$36	$114	$187	$444
LTV 55% to 65%	—	14	20	14	15	11	74
LTV greater than 65%	5	—	5	—	—	24	34
DSCR 1.2x - 1.6x
LTV less than 55%	—	—	16	—	5	77	98
LTV 55% to 65%	—	20	40	53	27	—	140
LTV greater than 65%	10	52	44	—	9	12	127
DSCR ≤1.2
LTV less than 55%	—	—	50	—	8	10	68
LTV 55% to 65%	—	—	48	—	—	—	48
LTV greater than 65%	—	—	29	—	—	7	36
Total	$15	$161	$284	$103	$178	$328	$1,069
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of March 31, 2021, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

March 31, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$152	$23,444	$767	$24,363
States, municipalities and political subdivisions	—	11,556	44	11,600
Asset-backed	—	7,301	315	7,616
Total fixed maturity securities	152	42,301	1,126	43,579
Equity securities:
Common stock	177	—	21	198
Non-redeemable preferred stock	67	711	8	786
Total equity securities	244	711	29	984
Short term and other	1,178	25	—	1,203
Total assets	$1,574	$43,037	$1,155	$45,766
Liabilities
Other liabilities	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

December 31, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$355	$24,109	$770	$25,234
States, municipalities and political subdivisions	—	11,546	46	11,592
Asset-backed	—	7,497	308	7,805
Total fixed maturity securities	355	43,152	1,124	44,631
Equity securities:
Common stock	175	—	20	195
Non-redeemable preferred stock	68	722	7	797
Total equity securities	243	722	27	992
Short term and other	1,761	28	—	1,789
Total assets	$2,359	$43,902	$1,151	$47,412
Liabilities
Other liabilities	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(13)	—	—	1	(12)
Reported in Net investment income	—	—	2	1	3
Reported in Other comprehensive income (loss)	(40)	(2)	(9)	—	(51)
Total realized and unrealized investment gains (losses)	(53)	(2)	(7)	2	(60)
Purchases	42	—	30	—	72
Sales	—	—	—	—	—
Settlements	(2)	—	(17)	—	(19)
Transfers into Level 3	10	—	9	—	19
Transfers out of Level 3	—	—	(8)	—	(8)
Balance as of March 31, 2021	$767	$44	$315	$29	$1,155
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2021 recognized in Other comprehensive income (loss) in the period	(40)	(2)	(9)	—	(51)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Net investment income	—	—	—	(3)	(3)
Reported in Other comprehensive income (loss)	(37)	—	(9)	—	(46)
Total realized and unrealized investment gains (losses)	(37)	—	(9)	(3)	(49)
Purchases	67	—	45	—	112
Sales	—	—	—	—	—
Settlements	(2)	—	(3)	—	(5)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(1)	—	(1)
Balance as of March 31, 2020	$496	$—	$197	$15	$708
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(3)	$(3)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2020 recognized in Other comprehensive income (loss) in the period	(35)	—	(9)	—	(44)
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
As of March 31, 2021 and December 31, 2020, there were $72 million and $71 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

March 31, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$936	Discounted cash flow	Credit spread	1% - 8% (2%)

December 31, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% - 8% (3%)
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

March 31, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,043	$—	$—	$1,107	$1,107
Liabilities
Long term debt	$2,777	$—	$3,016	$—	$3,016

December 31, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,068	$—	$—	$1,151	$1,151
Liabilities
Long term debt	$2,776	$—	$3,148	$—	$3,148
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $125 million and $75 million for the three months ended March 31, 2021 and 2020. Net catastrophe losses for the three months ended March 31, 2021 were primarily driven by Winter Storms Uri and Viola. Net catastrophe losses for the three months ended March 31, 2020 included $13 million related to the COVID-19 pandemic, with the remaining $62 million related primarily to U.S. weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the three months ended March 31, 2021
(In millions)	2021	2020
Reserves, beginning of year:
Gross	$22,706	$21,720
Ceded	4,005	3,835
Net reserves, beginning of year	18,701	17,885
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	(632)	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,474	1,355
Increase (decrease) in provision for insured events of prior years	(54)	(8)
Amortization of discount	50	51
Total net incurred (1)	1,470	1,398
Net payments attributable to:
Current year events	(85)	(72)
Prior year events	(1,067)	(1,218)
Total net payments	(1,152)	(1,290)
Foreign currency translation adjustment and other	(32)	(88)
Net reserves, end of period	18,355	17,905
Ceded reserves, end of period	4,701	3,967
Gross reserves, end of period	$23,056	$21,872
(1) Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the Excess Workers' Compensation Loss Portfolio Transfer, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Three months ended March 31
(In millions)	2021	2020
Pretax (favorable) unfavorable development:
Specialty	$(15)	$(11)
Commercial	—	(4)
International	—	—
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$(15)	$(15)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2021	2020
Pretax (favorable) unfavorable development:
Medical Professional Liability	$8	$10
Other Professional Liability and Management Liability	—	3
Surety	(15)	(30)
Warranty	(8)	—
Other	—	6
Total pretax (favorable) unfavorable development	$(15)	$(11)
2021
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
2020
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on specific claims in accident years 2015 and 2016 in the Company's aging services business.
Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.
Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2021	2020
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$9
General Liability	—	—
Workers' Compensation	—	(13)
Property and Other	—	—
Total pretax (favorable) unfavorable development	$—	$(4)
2020
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in accident years 2016 through 2018.
International
There was no development recorded in the International segment for the three months ended March 31, 2021 and 2020.

Asbestos & Environmental Pollution (A&EP) Reserves
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $10 million and $14 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the cumulative amounts ceded under the LPT were $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $388 million and $398 million as of March 31, 2021 and December 31, 2020 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $4.6 billion and $4.2 billion as of March 31, 2021 and December 31, 2020. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Excess Workers' Compensation LPT
On February 5, 2021, CCC completed a transaction with Cavello Bay Reinsurance Limited (Cavello), a subsidiary of Enstar Group Limited, under which certain legacy excess workers’ compensation (EWC) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, the Company ceded approximately $690 million of net EWC claim and allocated claim adjustment expense reserves to Cavello under an LPT with an aggregate limit of $1 billion. The Company paid Cavello a reinsurance premium of $697 million, less claims paid between January 1, 2020 and the closing date of the agreement of $64 million. After transaction costs, the Company recognized an after-tax loss of approximately $12 million in the Corporate & Other segment for the three months ended March 31, 2021 related to the EWC LPT.
Cavello established a collateral trust account as security for its obligations to the Company, which will be maintained at 105% of outstanding reserves. As of March 31, 2021, the remaining amount available under the $1 billion aggregate limit of the EWC LPT was $310 million on an incurred basis.

Credit Risk for Ceded Reserves
The majority of the Company’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
As of March 31, 2021 and December 31, 2020, the Company had recorded liabilities of approximately $5 million related to guarantee and indemnification agreements. Management does not believe that any future indemnity claims will be significantly greater than the amounts recorded.
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2021, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2021	2020
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$15	$20
Expected return on plan assets	(38)	(39)
Amortization of net actuarial (gain) loss	12	11
Settlement loss	—	1
Total net periodic pension cost (benefit)	$(11)	$(7)
For the three months ended March 31, 2021, the Company recognized $3 million of non-service benefit in Insurance claims and policyholders' benefits and $8 million of non-service benefit in Other operating expenses related to net periodic pension benefit. For the three months ended March 31, 2020, the Company recognized $2 million of non-service benefit in Insurance claims and policyholders' benefits and $5 million of non-service benefit in Other operating expenses related to net periodic pension benefit.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(3)	(593)	—	2	(594)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(8), $2, $— and $(5)	(3)	34	(9)	—	22
Other comprehensive income (loss) net of tax (expense) benefit of $—, $162, $(2), $— and $160	—	(627)	9	2	(616)
Balance as of March 31, 2021	$—	$1,118	$(839)	$(92)	$187

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(48)	(1,066)	1	(77)	(1,190)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $10, $6, $3, $— and $19	(37)	(22)	(10)	—	(69)
Other comprehensive income (loss) net of tax (expense) benefit of $3, $281, $(3), $— and $281	(11)	(1,044)	11	(77)	(1,121)
Balance as of March 31, 2020	$(11)	$(19)	$(822)	$(218)	$(1,070)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
Effective January 1, 2021, and in connection with the ceding of certain legacy reserves under a retroactive reinsurance agreement executed in February 2021, management changed the segment presentation of a legacy portfolio of excess workers’ compensation policies relating to business written in 2007 and prior. This business, which was previously reported as part of the Commercial business segment, is now reported as part of the Corporate & Other business segment. Further information on this retroactive reinsurance agreement is provided in Note E. In addition, a determination was made to change the segment presentation of certain legacy mass tort reserves. Similar to the aforementioned excess workers’ compensation legacy business, these legacy mass tort reserves were previously reported in the Commercial business segment and are now reported as part of the Corporate & Other business segment. These changes were made to better reflect the manner in which the Company is organized for purposes of making operating decisions and assessing performance. Prior period information has been conformed to the new segment presentation.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2020. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Net investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$735	$855	$252	$120	$—	$—	$1,962
Net investment income	117	148	14	219	6	—	504
Non-insurance warranty revenue	338	—	—	—	—	—	338
Other revenues	—	5	—	1	1	(2)	5
Total operating revenues	1,190	1,008	266	340	7	(2)	2,809
Claims, benefits and expenses
Net incurred claims and benefits	427	639	155	281	(2)	—	1,500
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	154	153	52	—	—	—	359
Non-insurance warranty expense	311	—	—	—	—	—	311
Other insurance related expenses	70	115	35	25	10	—	255
Other expenses	11	9	(5)	2	42	(2)	57
Total claims, benefits and expenses	974	921	237	308	50	(2)	2,488
Core income (loss) before income tax	216	87	29	32	(43)	—	321
Income tax (expense) benefit on core income (loss)	(46)	(18)	(5)	4	7	—	(58)
Core income (loss)	$170	$69	$24	$36	$(36)	$—	263
Net investment gains (losses)							57
Income tax (expense) benefit on net investment gains (losses)							(8)
Net investment gains (losses), after tax							49
Net income (loss)							$312

March 31, 2021
(In millions)
Reinsurance receivables	$957	$859	$300	$389	$2,628	$—	$5,133
Insurance receivables	1,004	1,322	357	2	—	—	2,685
Deferred acquisition costs	340	299	102	—	—	—	741
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,149	—	—	—	—	—	3,149
Insurance reserves
Claim and claim adjustment expenses	5,916	8,449	2,142	3,726	2,823	—	23,056
Unearned premiums	2,666	1,930	588	135	—	—	5,319
Future policy benefits	—	—	—	12,772	—	—	12,772
Deferred non-insurance warranty revenue	4,119	—	—	—	—	—	4,119

Three months ended March 31, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$685	$818	$239	$127	$—	$—	$1,869
Net investment income	56	42	15	208	8	—	329
Non-insurance warranty revenue	301	—	—	—	—	—	301
Other revenues	1	8	—	—	1	(2)	8
Total operating revenues	1,043	868	254	335	9	(2)	2,507
Claims, benefits and expenses
Net incurred claims and benefits	405	555	154	316	(11)	—	1,419
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	151	144	49	—	—	—	344
Non-insurance warranty expense	281	—	—	—	—	—	281
Other insurance related expenses	69	127	36	26	—	—	258
Other expenses	13	6	13	3	39	(2)	72
Total claims, benefits and expenses	920	837	252	345	28	(2)	2,380
Core income (loss) before income tax	123	31	2	(10)	(19)	—	127
Income tax (expense) benefit on core income (loss)	(27)	(8)	—	14	2	—	(19)
Core income (loss)	$96	$23	$2	$4	$(17)	$—	108
Net investment gains (losses)							(216)
Income tax (expense) benefit on net investment gains (losses)							47
Net investment gains (losses), after tax							(169)
Net income (loss)							$(61)

December 31, 2020
(In millions)
Reinsurance receivables	$886	$848	$302	$390	$2,052	$—	$4,478
Insurance receivables	1,052	1,254	328	4	2	—	2,640
Deferred acquisition costs	330	281	97	—	—	—	708
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,068	—	—	—	—	—	3,068
Insurance reserves
Claim and claim adjustment expenses	5,748	8,250	2,091	3,743	2,874	—	22,706
Unearned premiums	2,635	1,824	546	114	—	—	5,119
Future policy benefits	—	—	—	13,318	—	—	13,318
Deferred non-insurance warranty revenue	4,023	—	—	—	—	—	4,023

The following table presents operating revenues by line of business for each reportable segment.

Three months ended March 31
(In millions)	2021	2020
Specialty
Management & Professional Liability	$667	$568
Surety	142	138
Warranty & Alternative Risks	381	337
Specialty revenues	1,190	1,043
Commercial
Middle Market	375	335
Construction	309	250
Small Business	126	112
Other Commercial	198	171
Commercial revenues	1,008	868
International
Canada	79	73
Europe	111	92
Hardy	76	89
International revenues	266	254
Life & Group revenues	340	335
Corporate & Other revenues	7	9
Eliminations	(2)	(2)
Total operating revenues	2,809	2,507
Net investment gains (losses)	57	(216)
Total revenues	$2,866	$2,291

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.1 billion and $4.0 billion reported in Deferred non-insurance warranty revenue as of March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021 and 2020, the Company recognized $0.3 billion of revenues that were included in the deferred revenue balance as of January 1, 2021 and 2020. For the three months ended March 31, 2021 and 2020, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.9 billion of the deferred revenue in the remainder of 2021, $1.0 billion in 2022, $0.8 billion in 2023 and $1.3 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, as well as the updates and additions to our Risk Factors disclosed under Part II, Item 1A of this Form 10-Q. The following discussion should also be read in conjunction with Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020.
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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:
•Insurance Reserves
•Long Term Care Reserves
•Reinsurance and Insurance Receivables
•Valuation of Investments and Impairment of Securities
•Income Taxes
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, financial condition, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

Three months ended March 31
(In millions)	2021	2020
Operating Revenues
Net earned premiums	$1,962	$1,869
Net investment income	504	329
Non-insurance warranty revenue	338	301
Other revenues	5	8
Total operating revenues	2,809	2,507
Claims, Benefits and Expenses
Net incurred claims and benefits	1,500	1,419
Policyholders' dividends	6	6
Amortization of deferred acquisition costs	359	344
Non-insurance warranty expense	311	281
Other insurance related expenses	255	258
Other expenses	57	72
Total claims, benefits and expenses	2,488	2,380
Core income before income tax	321	127
Income tax expense on core income	(58)	(19)
Core income	263	108
Net investment gains (losses)	57	(216)
Income tax (expense) benefit on net investment gains (losses)	(8)	47
Net investment gains (losses), after tax	49	(169)
Net income (loss)	$312	$(61)
Core income increased $155 million for the three months ended March 31, 2021 as compared with the same period in 2020. Core income for our Property & Casualty Operations increased $142 million primarily due to higher net investment income driven by limited partnership and common stock returns and improved non-catastrophe current accident year underwriting results. These results were partially offset by higher net catastrophe losses. Core income for our Life & Group segment increased $32 million while core loss for our Corporate & Other segment increased $19 million.
Net catastrophe losses were $125 million and $75 million for the three months ended March 31, 2021 and 2020. Favorable net prior year loss reserve development of $15 million was recorded in the three months ended March 31, 2021 and 2020 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
Effective January 1, 2021, we changed the segment presentation of a legacy portfolio of excess workers’ compensation policies and certain legacy mass tort reserves. These businesses were previously reported in the Commercial business segment and are now reported as part of the Corporate & Other business segment. Prior period information has been conformed to the new segment presentation. See Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1 for more information on the changes to our business segments.

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020
Gross written premiums	$1,794	$1,714
Gross written premiums excluding third party captives	816	741
Net written premiums	742	694
Net earned premiums	735	685
Net investment income	117	56
Core income	170	96

Other performance metrics:
Loss ratio excluding catastrophes and development	59.4%	59.5%
Effect of catastrophe impacts	0.7	1.1
Effect of development-related items	(2.1)	(1.5)
Loss ratio	58.0	59.1
Expense ratio	30.6	32.0
Dividend ratio	0.2	0.2
Combined ratio	88.8%	91.3%
Combined ratio excluding catastrophes and development	90.2%	91.7%

Rate	10%	10%
Renewal premium change	9	11
Retention	86	83
New business	$103	$74
Gross written premiums, excluding third party captives, for Specialty increased $75 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by higher new business and strong rate. Net written premiums for Specialty increased $48 million for the three months ended March 31, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $74 million for the three months ended March 31, 2021 as compared with the same period in 2020 primarily due to higher net investment income driven by limited partnership and common stock returns and improved underwriting results.
The combined ratio of 88.8% improved 2.5 points for the three months ended March 31, 2021 as compared with the same period in 2020 due to a 1.4 point improvement in the expense ratio and a 1.1 point improvement in the loss ratio. The improvement in the loss ratio was primarily due to higher favorable net prior year loss reserve development and lower net catastrophe losses. Net catastrophe losses were $5 million, or 0.7 points of the loss ratio, for the three months ended March 31, 2021, as compared with $8 million, or 1.1 points of the loss ratio, for the three months ended March 31, 2020. The improvement in the expense ratio was driven by higher net earned premiums.
Favorable net prior year loss reserve development of $15 million and $11 million was recorded for the three months ended March 31, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2021	December 31, 2020
Gross case reserves	$1,575	$1,567
Gross IBNR reserves	4,341	4,181
Total gross carried claim and claim adjustment expense reserves	$5,916	$5,748
Net case reserves	$1,418	$1,410
Net IBNR reserves	3,577	3,488
Total net carried claim and claim adjustment expense reserves	$4,995	$4,898

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020
Gross written premiums	$1,113	$1,062
Gross written premiums excluding third party captives	1,111	1,059
Net written premiums	960	950
Net earned premiums	855	818
Net investment income	148	42
Core income	69	23

Other performance metrics:
Loss ratio excluding catastrophes and development	60.8%	60.8%
Effect of catastrophe impacts	13.4	7.0
Effect of development-related items	0.5	—
Loss ratio	74.7	67.8
Expense ratio	31.4	33.2
Dividend ratio	0.6	0.6
Combined ratio	106.7%	101.6%
Combined ratio excluding catastrophes and development	92.8%	94.6%

Rate	10%	8%
Renewal premium change	8	9
Retention	84	86
New business	$211	$198
Gross written premiums for Commercial increased $51 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by higher new business and strong rate. Net written premiums for Commercial increased $10 million for the three months ended March 31, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $46 million for the three months ended March 31, 2021 as compared with the same period in 2020 primarily due to higher net investment income driven by limited partnership and common stock returns partially offset by higher net catastrophe losses.
The combined ratio of 106.7% increased 5.1 points for the three months ended March 31, 2021 as compared with the same period in 2020 due to a 6.9 point increase in the loss ratio partially offset by a 1.8 point improvement in the expense ratio. The increase in the loss ratio was primarily due to higher net catastrophe losses. Net catastrophe losses were $115 million, or 13.4 points of the loss ratio, for the three months ended March 31, 2021, as compared with $57 million, or 7.0 points of the loss ratio, for the three months ended March 31, 2020. The improvement in the expense ratio was driven by favorable acquisition expenses and higher net earned premiums.
There was no net prior year loss reserve development recorded for the three months ended March 31, 2021 as compared with favorable net prior year loss reserve development of $4 million for the three months ended March 31, 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2021	December 31, 2020
Gross case reserves	$3,238	$3,215
Gross IBNR reserves	5,211	5,035
Total gross carried claim and claim adjustment expense reserves	$8,449	$8,250
Net case reserves	$2,925	$2,885
Net IBNR reserves	4,732	4,590
Total net carried claim and claim adjustment expense reserves	$7,657	$7,475

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020
Gross written premiums	$343	$307
Net written premiums	235	219
Net earned premiums	252	239
Net investment income	14	15
Core income	24	2

Other performance metrics:
Loss ratio excluding catastrophes and development	59.6%	60.3%
Effect of catastrophe impacts	2.0	4.3
Effect of development-related items	(0.1)	(0.1)
Loss ratio	61.5	64.5
Expense ratio	34.4	35.4
Combined ratio	95.9%	99.9%
Combined ratio excluding catastrophes and development	94.0%	95.7%

Rate	14%	9%
Renewal premium change	11	9
Retention	74	70
New business	$80	$68
Gross written premiums for International increased $36 million for the three months ended March 31, 2021 as compared with the same period in 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $19 million driven by growth in Europe and Canada. Net written premiums for International increased $16 million for the three months ended March 31, 2021 as compared with the same period in 2020. Excluding the effects of foreign currency exchange rates, net written premiums increased $3 million for the three months ended March 31, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $22 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by improved current accident year underwriting results.
The combined ratio of 95.9% improved 4.0 points for the three months ended March 31, 2021 as compared with the same period in 2020 due to a 3.0 point improvement in the loss ratio and a 1.0 point improvement in the expense ratio. The improvement in the loss ratio was driven by improved current accident year underwriting results. Net catastrophe losses were $5 million, or 2.0 points of the loss ratio, for the three months ended March 31, 2021, as compared with $10 million, or 4.3 points of the loss ratio, for the three months ended March 31, 2020. The improvement in the expense ratio was driven by favorable commission rates and higher net earned premiums.
There was no net prior year loss reserve development recorded for the three months ended March 31, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2021	December 31, 2020
Gross case reserves	$861	$892
Gross IBNR reserves	1,281	1,199
Total gross carried claim and claim adjustment expense reserves	$2,142	$2,091
Net case reserves	$740	$777
Net IBNR reserves	1,112	1,045
Total net carried claim and claim adjustment expense reserves	$1,852	$1,822

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2021	2020
Net earned premiums	$120	$127
Net investment income	219	208
Core income (loss) before income tax	32	(10)
Income tax benefit on core loss	4	14
Core income	36	4
Core income improved $32 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by better than expected morbidity in the long term care business and higher net investment income. The increase in net investment income was driven by returns in the limited partnership portfolio. Further, during the first quarter of 2021, relative to expectations, we experienced lower new claim frequency, higher claim terminations and more favorable claim severity in the long term care business amid the effects of COVID-19. Given the uncertainty of these trends, we increased our IBNR reserves in anticipation of increased claim activity as the COVID-19 pandemic abates.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2021	2020
Net investment income	$6	$8
Interest expense	28	31
Core loss	(36)	(17)
Core loss increased $19 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by the recognition of a $12 million after-tax loss resulting from the legacy excess workers' compensation (EWC) Loss Portfolio Transfer (LPT). The EWC LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2021	December 31, 2020
Gross case reserves	$1,626	$1,614
Gross IBNR reserves	1,197	1,260
Total gross carried claim and claim adjustment expense reserves	$2,823	$2,874
Net case reserves	$123	$560
Net IBNR reserves	130	331
Total net carried claim and claim adjustment expense reserves	$253	$891

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2021	2020
Fixed income securities:
Taxable fixed income securities	$359	$371
Tax-exempt fixed income securities	80	78
Total fixed income securities	439	449
Limited partnership investments	43	(70)
Common stock	18	(55)
Other, net of investment expense	4	5
Net investment income	$504	$329

Effective income yield for the fixed income securities portfolio	4.4%	4.6%
Limited partnership and common stock return	3.4%	(7.0)%
Net investment income increased $175 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by limited partnership and common stock returns.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2021	2020
Fixed maturity securities:
Corporate and other bonds	$36	$(79)
States, municipalities and political subdivisions	(1)	—
Asset-backed	3	4
Total fixed maturity securities	38	(75)
Non-redeemable preferred stock	2	(133)
Short term and other	17	5
Mortgage loans	—	(13)
Net investment gains (losses)	57	(216)
Income tax (expense) benefit on net investment gains (losses)	(8)	47
Net investment gains (losses), after tax	$49	$(169)
Net investment gains (losses) increased $273 million for the three months ended March 31, 2021 as compared with the same period in 2020 driven by the favorable relative change in fair value of non-redeemable preferred stock and lower impairment losses.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2021		December 31, 2020
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,149	$36	$3,672	$117
AAA	3,589	385	3,627	454
AA	7,221	802	7,159	1,012
A	9,380	1,057	9,543	1,390
BBB	17,692	1,920	18,007	2,596
Non-investment grade	2,548	131	2,623	149
Total	$43,579	$4,331	$44,631	$5,718
As of March 31, 2021 and December 31, 2020, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.8 billion of pre-refunded municipal bonds as of March 31, 2021 and December 31, 2020.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,631	$47
AAA	202	9
AA	896	29
A	1,096	33
BBB	1,372	47
Non-investment grade	364	17
Total	$5,561	$182
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$135	$5
Due after one year through five years	672	21
Due after five years through ten years	3,090	82
Due after ten years	1,664	74
Total	$5,561	$182

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

	March 31, 2021		December 31, 2020
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$17,952	9.1	$18,518	9.2
Other investments	27,666	4.9	28,839	4.5
Total	$45,618	6.5	$47,357	6.3
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	March 31, 2021	December 31, 2020
Short term investments:
U.S. Treasury securities	$1,109	$1,702
Other	225	205
Total short term investments	$1,334	$1,907

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2021, net cash provided by operating activities was $82 million as compared with $212 million for the same period in 2020. The decrease in cash provided by operating activities was driven by the payment of the EWC LPT premium partially offset by lower net claim payments and an increase in premiums collected. The EWC LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash provided by investing activities was $408 million for the three months ended March 31, 2021, as compared with $1,087 million for the same period in 2020. Net cash used or provided by investing activities is primarily driven by cash available from operations and other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the three months ended March 31, 2021, net cash used by financing activities was $321 million as compared with $675 million for the same period in 2020. In the first quarter of 2021, we paid dividends of $310 million and repurchased 66,000 shares of common stock at an aggregate cost of $3 million. In the first quarter of 2020, we paid dividends of $649 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million.
Common Stock Dividends
A quarterly cash dividend of $0.38 per share and a special cash dividend of $0.75 per share on our common stock were declared and paid in the first quarter of 2021. On April 30, 2021, our Board of Directors declared a quarterly cash dividend of $0.38 per share, payable June 3, 2021 to stockholders of record on May 17, 2021. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2021, CCC was in a positive earned surplus position. CCC paid dividends of $330 million and $670 million during the three months ended March 31, 2021 and 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards Updates, see Note A to the Condensed Consolidated Financial Statements included under Part 1, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following as well as those risks contained in the Risk Factors section of our 2020 Annual Report on Form 10-K and this report:
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of our 2020 Annual Report on Form 10-K and this report, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
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
Industry and General Market Factors
•the COVID-19 pandemic, and actions seeking to mitigate the spread of the virus, have resulted in significant risk across our enterprise; economic uncertainty and depressed business conditions brought on by the crisis may materially and adversely impact our business operations and may lead to increased claim and litigation activity and unfavorable regulatory outcomes.
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
•general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create losses to our lines of business and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;
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
Regulatory and Legal Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, including with respect to cyber security protocols (which may be enhanced following completion of work relating to the sophisticated cyber incident sustained by the Company in March 2021 as discussed in Risk Factors, Part II, Item 1A of this report), legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
•regulatory limitations, impositions and restrictions upon us, including with respect to our ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies;
•regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy standards; and
•regulatory and legal implications relating to the sophisticated cyber incident sustained by the Company in March 2021 that may arise.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2021. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2021, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2021.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.
Any significant interruption in the operation of our business functions, facilities and systems or our vendors' facilities and systems could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships, necessary business functions, such as internet support and 24-hour call centers, processing new and renewal business and processing and paying claims and other obligations.
Our or our vendors' facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of our data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. An interruption of our system availability occurred in March 2021 as a result of a cybersecurity attack sustained by the Company. Please refer to following risk factor for further information regarding this incident. Likewise, we could experience a significant failure, interruption or corruption of one or more of our or our vendors’ information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of our or our vendors' systems or facilities for these and other reasons could significantly impair our ability to perform critical business functions on a timely basis.
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
The foregoing risks could also expose us to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the following risk factor, as well as any future incidents may include substantially increased compliance costs and required computer system upgrades and security-related investments. If our business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on our business, results of operations and financial condition.
Based on the information currently known, we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition. However, no assurances can be given, and we may be subject to future incidents that could have a material adverse effect or result in operational impairments and financial losses as well as significant harm to our reputation.
Any significant breach in our data security infrastructure could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber attacks. The risk of a breach can exist whether software services are in our data centers or we use cloud-based software services.
Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business and may result in operational impairments and financial losses, as well as significant harm to our reputation. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. Any such breach of our data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
We sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of our systems. Promptly upon detection, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement and key regulators. As of the date of this report, we have restored network systems and resumed normal operations. We are continuing to assess the full extent of the impact from the incident, as well as determining any additional actions we may take to improve our existing systems. Although the investigation is ongoing, should we determine that personal information was impacted, it is possible that notification to individuals, other parties and/or regulators may be required based on applicable law. As a result or otherwise related to the incident, we may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations.
Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber attacks (including the attack described above), it is possible losses may exceed the amount available under our coverage and our coverage policy may not cover all losses. Further, future cybersecurity insurance coverage may be difficult to obtain or may only be available at significantly higher costs to us.
Based on the information currently known, we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition. However, no assurances can be given, and we may be subject to future incidents that could have such a material adverse effect or may result in operational impairments and financial losses, as well as significant harm to our reputation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) The table below details the repurchases of our common stock made during the three months ended March 31, 2021.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
March 1, 2021 - March 31, 2021	66,000	$46.32	N/A	N/A
Total	66,000		N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 7, 2021	By	/s/ Albert J. Miralles
Albert J. Miralles Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1