Form 10-Q
period 2021-06-30
CNA FINANCIAL CORP
filed 2021-08-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2021, 271,352,510 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Net earned premiums	$2,035	$1,850	$3,997	$3,719
Net investment income	591	534	1,095	863
Net investment gains (losses)	38	69	95	(147)
Non-insurance warranty revenue	359	308	697	609
Other revenues	6	5	11	13
Total revenues	3,029	2,766	5,895	5,057
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,546	1,642	3,052	3,067
Amortization of deferred acquisition costs	357	342	716	686
Non-insurance warranty expense	332	285	643	566
Other operating expenses	303	284	587	583
Interest	29	31	57	62
Total claims, benefits and expenses	2,567	2,584	5,055	4,964
Income before income tax	462	182	840	93
Income tax expense	(94)	(31)	(160)	(3)
Net income	$368	$151	$680	$90

Basic earnings per share	$1.35	$0.56	$2.50	$0.33

Diluted earnings per share	$1.35	$0.55	$2.49	$0.33

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.9	271.5	271.9	271.5
Diluted	272.8	272.0	272.9	272.3
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Comprehensive Income
Net income	$368	$151	$680	$90
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	—	2	—	(9)
Net unrealized gains and losses on other investments	300	1,191	(327)	147
Net unrealized gains and losses on investments	300	1,193	(327)	138
Foreign currency translation adjustment	12	24	14	(53)
Pension and postretirement benefits	10	7	19	18
Other comprehensive income (loss), net of tax	322	1,224	(294)	103
Total comprehensive income	$690	$1,375	$386	$193
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $39,826 and $38,953, less allowance for credit loss of $45 and $40)	$44,910	$44,631
Equity securities at fair value (cost of $955 and $941)	1,033	992
Limited partnership investments	1,781	1,619
Other invested assets	70	76
Mortgage loans (less allowance for uncollectible receivables of $26 and $26)	1,006	1,068
Short term investments	1,465	1,907
Total investments	50,265	50,293
Cash	462	419
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	5,198	4,457
Insurance receivables (less allowance for uncollectible receivables of $34 and $33)	2,954	2,607
Accrued investment income	383	380
Deferred acquisition costs	721	708
Deferred income taxes	121	66
Property and equipment at cost (less accumulated depreciation of $252 and $231)	234	252
Goodwill	148	148
Deferred non-insurance warranty acquisition expense	3,305	3,068
Other assets	2,416	1,628
Total assets	$66,207	$64,026
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,480	$22,706
Unearned premiums	5,592	5,119
Future policy benefits	13,285	13,318
Long term debt	2,777	2,776
Deferred non-insurance warranty revenue	4,309	4,023
Other liabilities (includes $74 and $89 due to Loews Corporation)	4,096	3,377
Total liabilities	53,539	51,319
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,349,927 and 271,391,603 shares outstanding)	683	683
Additional paid-in capital	2,201	2,211
Retained earnings	9,348	9,081
Accumulated other comprehensive income	509	803
Treasury stock (1,690,316 and 1,648,640 shares), at cost	(73)	(71)
Total stockholders’ equity	12,668	12,707
Total liabilities and stockholders' equity	$66,207	$64,026
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2021	2020
Cash Flows from Operating Activities
Net income	$680	$90
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	27	(33)
Trading portfolio activity	19	15
Net investment (gains) losses	(95)	147
Equity method investees	(79)	68
Net amortization of investments	(41)	(32)
Depreciation and amortization	27	31
Changes in:
Receivables, net	(1,087)	(586)
Accrued investment income	(3)	11
Deferred acquisition costs	(12)	(41)
Insurance reserves	1,373	1,181
Other, net	(124)	(201)
Net cash flows provided by operating activities	685	650
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,846	3,773
Fixed maturity securities - maturities, calls and redemptions	2,104	1,622
Equity securities	193	230
Limited partnerships	124	257
Mortgage loans	69	25
Purchases:
Fixed maturity securities	(4,615)	(5,356)
Equity securities	(181)	(312)
Limited partnerships	(169)	(90)
Mortgage loans	(16)	(91)
Change in other investments	6	(2)
Change in short term investments	442	409
Purchases of property and equipment	(5)	(10)
Other, net	—	20
Net cash flows (used) provided by investing activities	(202)	475
Cash Flows from Financing Activities
Dividends paid to common stockholders	(414)	(750)
Purchase of treasury stock	(18)	(18)
Other, net	(9)	(8)
Net cash flows used by financing activities	(441)	(776)
Effect of foreign exchange rate changes on cash	1	(5)
Net change in cash	43	344
Cash, beginning of year	419	242
Cash, end of period	$462	$586
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,194	2,187	2,211	2,203
Stock-based compensation	7	9	(10)	(7)
Balance, end of period	2,201	2,196	2,201	2,196
Retained Earnings
Balance, beginning of period, as previously reported	9,084	8,634	9,081	9,348
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	—	(5)
Balance, beginning of period, as adjusted	9,084	8,634	9,081	9,343
Dividends to common stockholders ($0.38, $0.37, $1.51 and $2.74 per share)	(104)	(102)	(413)	(750)
Net income	368	151	680	90
Balance, end of period	9,348	8,683	9,348	8,683
Accumulated Other Comprehensive Income
Balance, beginning of period	187	(1,070)	803	51
Other comprehensive income (loss)	322	1,224	(294)	103
Balance, end of period	509	154	509	154
Treasury Stock
Balance, beginning of period	(59)	(72)	(71)	(70)
Stock-based compensation	1	1	16	17
Purchase of treasury stock	(15)	—	(18)	(18)
Balance, end of period	(73)	(71)	(73)	(71)
Total stockholders' equity	$12,668	$11,645	$12,668	$11,645
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of June 30, 2021.
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
The interim financial data as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
For the three and six months ended June 30, 2021, approximately 952 thousand and 967 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1 thousand and 3 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three and six months ended June 30, 2020, approximately 445 thousand and 778 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 915 thousand and 13 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
The Company repurchased 377,615 and 435,376 shares of CNAF common stock at an aggregate cost of $18 million during each of the six months ended June 30, 2021 and 2020.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Fixed maturity securities	$425	$430	$853	$868
Equity securities	20	50	49	6
Limited partnership investments	146	44	189	(26)
Mortgage loans	15	14	29	28
Short term investments	—	1	—	8
Trading portfolio	2	8	7	9
Other	(1)	2	1	2
Gross investment income	607	549	1,128	895
Investment expense	(16)	(15)	(33)	(32)
Net investment income	$591	$534	$1,095	$863
During the three and six months ended June 30, 2021, $9 million and $21 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2021. During the three and six months ended June 30, 2020, $23 million and $10 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2020.
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$51	$102	$109	$131
Gross losses	(20)	(85)	(40)	(189)
Net investment gains (losses) on fixed maturity securities	31	17	69	(58)
Equity securities	17	63	19	(70)
Derivatives	(12)	(10)	5	(5)
Mortgage loans	—	—	—	(13)
Short term investments and other	2	(1)	2	(1)
Net investment gains (losses)	$38	$69	$95	$(147)
During the three and six months ended June 30, 2021, $15 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2021. During the three and six months ended June 30, 2020, $63 million of gains and $(70) million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2020.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $374 million, $371 million and $373 million as of June 30, 2021, December 31, 2020 and June 30, 2020 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2021	$27	$16	$43
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	4	4

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(3)	1	(2)
Balance as of June 30, 2021	$24	$21	$45

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2020	$49	$—	$49
Additions to the allowance for credit losses:
For securities for which credit losses were not previously recorded	10	12	22
For available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	1	—	1
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)	—	(20)
Balance as of June 30, 2020	$39	$12	$51

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	2	4	6

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)	—	(9)
Balance as of June 30, 2021	$24	$21	$45

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2020	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
For securities for which credit losses were not previously recorded	58	12	70
For available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(20)	—	(20)
Balance as of June 30, 2020	$39	$12	$51

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Fixed maturity securities available-for-sale:
Corporate and other bonds	$(2)	$(1)	$5	$90
Asset-backed	1	12	—	13
Impairment losses (gains) recognized in earnings	$(1)	$11	$5	$103
The Company also recognized $13 million of losses on mortgage loans during the six months ended June 30, 2020 due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and six months ended June 30, 2021 or during the three months ended June 30, 2020.

The following tables present a summary of fixed maturity securities.

June 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,291	$3,153	$35	$24	$24,385
States, municipalities and political subdivisions	10,125	1,743	2	—	11,866
Asset-backed:
Residential mortgage-backed	3,337	99	10	—	3,426
Commercial mortgage-backed	2,068	98	14	17	2,135
Other asset-backed	2,338	84	3	4	2,415
Total asset-backed	7,743	281	27	21	7,976
U.S. Treasury and obligations of government-sponsored enterprises	142	—	5	—	137
Foreign government	515	22	1	—	536
Total fixed maturity securities available-for-sale	39,816	5,199	70	45	44,900
Total fixed maturity securities trading	10	—	—	—	10
Total fixed maturity securities	$39,826	$5,199	$70	$45	$44,910

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863	—	—	11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1	—	3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9	—	2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3	—	338
Foreign government	512	32	—	—	544
Total fixed maturity securities available-for-sale	38,926	5,795	77	40	44,604
Total fixed maturity securities trading	27	—	—	—	27
Total fixed maturity securities	$38,953	$5,795	$77	$40	$44,631
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2021 and December 31, 2020, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2,635 million and $2,773 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,190	$33	$61	$2	$1,251	$35
States, municipalities and political subdivisions	128	2	—	—	128	2
Asset-backed:
Residential mortgage-backed	932	10	10	—	942	10
Commercial mortgage-backed	153	2	206	12	359	14
Other asset-backed	255	2	74	1	329	3
Total asset-backed	1,340	14	290	13	1,630	27
U.S. Treasury and obligations of government-sponsored enterprises	80	5	—	—	80	5
Foreign government	48	1	—	—	48	1
Total	$2,786	$55	$351	$15	$3,137	$70

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33	—	—	—	33	—
Asset-backed:
Residential mortgage-backed	71	1	11	—	82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13	—	357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3	—	—	63	3
Foreign government	13	—	—	—	13	—
Total	$1,666	$74	$64	$3	$1,730	$77
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2021.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2021		December 31, 2020
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,685	$1,702	$1,456	$1,458
Due after one year through five years	10,723	11,479	12,304	13,098
Due after five years through ten years	13,775	15,012	12,319	13,878
Due after ten years	13,633	16,707	12,847	16,170
Total	$39,816	$44,900	$38,926	$44,604
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $274 million and $190 million and a fair value of $(13) million and $(19) million as of June 30, 2021 and December 31, 2020. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of June 30, 2021, the Company had commitments to purchase or fund approximately $1,330 million and sell approximately $95 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

June 30, 2021	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2021	2020	2019	2018	2017	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$89	$33	$50	$113	$183	$468
LTV 55% to 65%	—	—	19	—	9	4	32
LTV greater than 65%	5	—	6	—	—	24	35
DSCR 1.2x - 1.6x
LTV less than 55%	—	—	16	—	5	71	92
LTV 55% to 65%	10	38	39	42	27	—	156
LTV greater than 65%	—	34	44	—	8	12	98
DSCR ≤1.2
LTV less than 55%	—	—	50	—	8	10	68
LTV 55% to 65%	—	—	47	—	—	—	47
LTV greater than 65%	—	—	29	—	—	7	36
Total	$15	$161	$283	$92	$170	$311	$1,032
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of June 30, 2021, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

June 30, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$158	$24,027	$883	$25,068
States, municipalities and political subdivisions	—	11,809	57	11,866
Asset-backed	—	7,566	410	7,976
Total fixed maturity securities	158	43,402	1,350	44,910
Equity securities:
Common stock	198	—	16	214
Non-redeemable preferred stock	67	743	9	819
Total equity securities	265	743	25	1,033
Short term and other	1,310	26	—	1,336
Total assets	$1,733	$44,171	$1,375	$47,279
Liabilities
Other liabilities	$—	$14	$—	$14
Total liabilities	$—	$14	$—	$14

December 31, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$355	$24,109	$770	$25,234
States, municipalities and political subdivisions	—	11,546	46	11,592
Asset-backed	—	7,497	308	7,805
Total fixed maturity securities	355	43,152	1,124	44,631
Equity securities:
Common stock	175	—	20	195
Non-redeemable preferred stock	68	722	7	797
Total equity securities	243	722	27	992
Short term and other	1,761	28	—	1,789
Total assets	$2,359	$43,902	$1,151	$47,412
Liabilities
Other liabilities	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2021	$767	$44	$315	$29	$1,155
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	3	—	—	—	3
Reported in Net investment income	—	—	1	—	1
Reported in Other comprehensive income (loss)	16	2	4	—	22
Total realized and unrealized investment gains (losses)	19	2	5	—	26
Purchases	122	12	84	—	218
Sales	(3)	—	—	(4)	(7)
Settlements	(22)	(1)	(10)	—	(33)
Transfers into Level 3	—	—	21	—	21
Transfers out of Level 3	—	—	(5)	—	(5)
Balance as of June 30, 2021	$883	$57	$410	$25	$1,375
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Other comprehensive income (loss) in the period	16	2	4	—	22

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2020	$496	$—	$197	$15	$708
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(4)	(4)
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	59	—	18	—	77
Total realized and unrealized investment gains (losses)	59	—	18	(4)	73
Purchases	4	—	35	—	39
Sales	—	—	(9)	—	(9)
Settlements	(4)	—	(5)	—	(9)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(14)	—	(14)
Balance as of June 30, 2020	$555	$—	$222	$11	$788
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(4)	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Other comprehensive income (loss) in the period	58	—	18	—	76

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(10)	—	—	1	(9)
Reported in Net investment income	—	—	3	1	4
Reported in Other comprehensive income (loss)	(24)	—	(5)	—	(29)
Total realized and unrealized investment gains (losses)	(34)	—	(2)	2	(34)
Purchases	164	12	114	—	290
Sales	(3)	—	—	(4)	(7)
Settlements	(24)	(1)	(27)	—	(52)
Transfers into Level 3	10	—	30	—	40
Transfers out of Level 3	—	—	(13)	—	(13)
Balance as of June 30, 2021	$883	$57	$410	$25	$1,375
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Other comprehensive income (loss) in the period	(24)	—	(5)	—	(29)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(4)	(4)
Reported in Net investment income	—	—	—	(3)	(3)
Reported in Other comprehensive income (loss)	22	—	10	—	32
Total realized and unrealized investment gains (losses)	22	—	10	(7)	25
Purchases	71	—	80	—	151
Sales	—	—	(9)	—	(9)
Settlements	(6)	—	(9)	—	(15)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(15)	—	(15)
Balance as of June 30, 2020	$555	$—	$222	$11	$788
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2020 recognized in Other comprehensive income (loss) in the period	24	—	10	—	34
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
As of June 30, 2021 and December 31, 2020, there were $65 million and $71 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,067	Discounted cash flow	Credit spread	1% - 8% (2%)

December 31, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% - 8% (3%)
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

June 30, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,006	$—	$—	$1,079	$1,079
Liabilities
Long term debt	$2,777	$—	$3,043	$—	$3,043

December 31, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,068	$—	$—	$1,151	$1,151
Liabilities
Long term debt	$2,776	$—	$3,148	$—	$3,148
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $54 million and $179 million for the three and six months ended June 30, 2021 related primarily to severe weather related events. The Company reported catastrophe losses, net of reinsurance, of $301 million and $376 million for the three and six months ended June 30, 2020. Net catastrophe losses for the three months ended June 30, 2020 included $182 million related to the COVID-19 pandemic, $61 million related to civil unrest and $58 million related primarily to severe weather related events. Net catastrophe losses for the six months ended June 30, 2020 included $195 million related to the COVID-19 pandemic, $61 million related to civil unrest, and $120 million related primarily to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the six months ended June 30
(In millions)	2021	2020
Reserves, beginning of year:
Gross	$22,706	$21,720
Ceded	4,005	3,835
Net reserves, beginning of year	18,701	17,885
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	(632)	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,930	2,899
Increase (decrease) in provision for insured events of prior years	(78)	19
Amortization of discount	95	98
Total net incurred (1)	2,947	3,016
Net payments attributable to:
Current year events	(317)	(256)
Prior year events	(1,949)	(2,342)
Total net payments	(2,266)	(2,598)
Foreign currency translation adjustment and other	(5)	(35)
Net reserves, end of period	18,745	18,268
Ceded reserves, end of period	4,735	4,002
Gross reserves, end of period	$23,480	$22,270
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

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Specialty	$(10)	$(20)	$(25)	$(31)
Commercial	—	(5)	—	(9)
International	(1)	(3)	(1)	(3)
Corporate & Other	40	50	40	50
Total pretax (favorable) unfavorable development	$29	$22	$14	$7
Unfavorable development of $40 million and $50 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2021 and 2020 due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—	$8	$10
Other Professional Liability and Management Liability	10	(9)	10	(6)
Surety	(23)	—	(38)	(30)
Warranty	—	(3)	(8)	(3)
Other	3	(8)	3	(2)
Total pretax (favorable) unfavorable development	$(10)	$(20)	$(25)	$(31)
Three Months
2021
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber business in recent accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
Six Months
2021
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber business in recent accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
2020
Unfavorable development in medical professional liability was primarily due to unfavorable outcomes on specific claims in accident years 2015 and 2016 in the Company's aging services business.
Favorable development in surety was primarily due to lower than expected frequency for accident years 2017 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Commercial Auto	$30	$15	$30	$24
General Liability	—	—	—	—
Workers' Compensation	(42)	(61)	(42)	(74)
Property and Other	12	41	12	41
Total pretax (favorable) unfavorable development	$—	$(5)	$—	$(9)
Three Months
2021
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction and middle market businesses in recent accident years.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in the Company’s marine business in multiple accident years.
2020
Unfavorable development in commercial auto was due to unfavorable claim severity in the Company's middle market and construction businesses in accident years 2017 through 2019.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in the Company's middle market, national accounts and marine business units in accident year 2019.
Six Months
2021
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction and middle market businesses in recent accident years.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in the Company’s marine business in multiple accident years.
2020
Unfavorable development in commercial auto was due to unfavorable claim severity in the Company's middle market and construction businesses in accident years 2017 through 2019.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in the Company's middle market, national accounts and marine business units in accident year 2019.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Casualty	$1	$(6)	$1	$(6)
Property, Energy and Marine	(3)	1	(3)	1
Specialty	1	2	1	2
Total pretax (favorable) unfavorable development	$(1)	$(3)	$(1)	$(3)

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $12 million and $20 million for the three months ended June 30, 2021 and 2020 and $22 million and $34 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the cumulative amounts ceded under the LPT were $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $376 million and $398 million as of June 30, 2021 and December 31, 2020 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.9 billion as of June 30, 2021. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Excess Workers' Compensation LPT
On February 5, 2021, CCC completed a transaction with Cavello Bay Reinsurance Limited (Cavello), a subsidiary of Enstar Group Limited, under which certain legacy excess workers’ compensation (EWC) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, the Company ceded approximately $690 million of net EWC claim and allocated claim adjustment expense reserves to Cavello under an LPT with an aggregate limit of $1 billion. The Company paid Cavello a reinsurance premium of $697 million, less claims paid between January 1, 2020 and the closing date of the agreement of $64 million. After transaction costs, the Company recognized an after-tax loss of approximately $12 million in the Corporate & Other segment in the first quarter of 2021 related to the EWC LPT.
As of June 30, 2021, the cumulative amounts ceded under the EWC LPT were $690 million and the remaining amount available under the $1 billion aggregate limit was $310 million.
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
Data Breach-related Contingency
As previously disclosed, the Company sustained a sophisticated cybersecurity attack in March 2021 involving ransomware. The Company’s investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contractor workers and their dependents and certain other persons, including some policyholders. In July 2021, we provided notifications to the impacted individuals and to regulators, in accordance with applicable law. The Company may be subject to subsequent investigations, fines or penalties, as well as other legal claims and actions, related to the foregoing. The likelihood is reasonably possible, but the amount of such fines, penalties or costs, if any, cannot be estimated at this time.
Based on the information currently known, we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2021, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$16	$20	$31	$40
Expected return on plan assets	(39)	(39)	(77)	(78)
Amortization of net actuarial (gain) loss	11	11	23	22
Settlement loss	1	1	1	2
Total net periodic pension cost (benefit)	$(11)	$(7)	$(22)	$(14)
For the three and six months ended June 30, 2021, the Company recognized $3 million and $6 million of non-service benefit in Insurance claims and policyholders' benefits and $8 million and $16 million of non-service benefit in Other operating expenses related to net periodic pension benefit. For the three and six months ended June 30, 2020, the Company recognized $2 million and $4 million of non-service benefit in Insurance claims and policyholders' benefits and $5 million and $10 million of non-service benefit in Other operating expenses related to net periodic pension benefit.

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2021	$—	$1,118	$(839)	$(92)	$187
Other comprehensive income (loss) before reclassifications	1	323	—	12	336
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $(7), $3, $— and $(4)	1	23	(10)	—	14
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(75), $(3), $— and $(78)	—	300	10	12	322
Balance as of June 30, 2021	$—	$1,418	$(829)	$(80)	$509

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2020	$(11)	$(19)	$(822)	$(218)	$(1,070)
Other comprehensive income (loss) before reclassifications	(2)	1,209	(2)	24	1,229
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(4), $2, $— and $(1)	(4)	18	(9)	—	5
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(317), $(1), $— and $(319)	2	1,191	7	24	1,224
Balance as of June 30, 2020	$(9)	$1,172	$(815)	$(194)	$154

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(2)	(270)	—	14	(258)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(15), $5, $— and $(9)	(2)	57	(19)	—	36
Other comprehensive income (loss) net of tax (expense) benefit of $—, $87, $(5), $— and $82	—	(327)	19	14	(294)
Balance as of June 30, 2021	$—	$1,418	$(829)	$(80)	$509

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(50)	143	(1)	(53)	39
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $11, $2, $5, $— and $18	(41)	(4)	(19)	—	(64)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(36), $(4), $— and $(38)	(9)	147	18	(53)	103
Balance as of June 30, 2020	$(9)	$1,172	$(815)	$(194)	$154

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$762	$881	$266	$126	$—	$—	$2,035
Net investment income	134	174	14	265	4	—	591
Non-insurance warranty revenue	359	—	—	—	—	—	359
Other revenues	—	5	1	(1)	2	(1)	6
Total operating revenues	1,255	1,060	281	390	6	(1)	2,991
Claims, benefits and expenses
Net incurred claims and benefits	439	588	159	322	31	—	1,539
Policyholders’ dividends	1	6	—	—	—	—	7
Amortization of deferred acquisition costs	159	148	50	—	—	—	357
Non-insurance warranty expense	332	—	—	—	—	—	332
Other insurance related expenses	71	136	39	25	—	—	271
Other expenses	12	11	(3)	2	40	(1)	61
Total claims, benefits and expenses	1,014	889	245	349	71	(1)	2,567
Core income (loss) before income tax	241	171	36	41	(65)	—	424
Income tax (expense) benefit on core income (loss)	(53)	(34)	(10)	2	12	—	(83)
Core income (loss)	$188	$137	$26	$43	$(53)	$—	341
Net investment gains (losses)							38
Income tax (expense) benefit on net investment gains (losses)							(11)
Net investment gains (losses), after tax							27
Net income (loss)							$368

Three months ended June 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$705	$795	$224	$126	$—	$—	$1,850
Net investment income	133	161	14	206	20	—	534
Non-insurance warranty revenue	308	—	—	—	—	—	308
Other revenues	—	5	—	—	1	(1)	5
Total operating revenues	1,146	961	238	332	21	(1)	2,697
Claims, benefits and expenses
Net incurred claims and benefits	508	614	176	304	34	—	1,636
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	153	147	42	—	—	—	342
Non-insurance warranty expense	285	—	—	—	—	—	285
Other insurance related expenses	73	124	39	25	(1)	—	260
Other expenses	10	12	(2)	—	36	(1)	55
Total claims, benefits and expenses	1,030	902	255	329	69	(1)	2,584
Core income (loss) before income tax	116	59	(17)	3	(48)	—	113
Income tax (expense) benefit on core income (loss)	(26)	(10)	3	11	8	—	(14)
Core income (loss)	$90	$49	$(14)	$14	$(40)	$—	99
Net investment gains (losses)							69
Income tax (expense) benefit on net investment gains (losses)							(17)
Net investment gains (losses), after tax							52
Net income (loss)							$151

Six months ended June 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,497	$1,736	$518	$246	$—	$—	$3,997
Net investment income	251	322	28	484	10	—	1,095
Non-insurance warranty revenue	697	—	—	—	—	—	697
Other revenues	—	10	1	—	3	(3)	11
Total operating revenues	2,445	2,068	547	730	13	(3)	5,800
Claims, benefits and expenses
Net incurred claims and benefits	866	1,227	314	603	29	—	3,039
Policyholders’ dividends	2	11	—	—	—	—	13
Amortization of deferred acquisition costs	313	301	102	—	—	—	716
Non-insurance warranty expense	643	—	—	—	—	—	643
Other insurance related expenses	141	251	74	50	10	—	526
Other expenses	23	20	(8)	4	82	(3)	118
Total claims, benefits and expenses	1,988	1,810	482	657	121	(3)	5,055
Core income (loss) before income tax	457	258	65	73	(108)	—	745
Income tax (expense) benefit on core income (loss)	(99)	(52)	(15)	6	19	—	(141)
Core income (loss)	$358	$206	$50	$79	$(89)	$—	604
Net investment gains (losses)							95
Income tax (expense) benefit on net investment gains (losses)							(19)
Net investment gains (losses), after tax							76
Net income (loss)							$680

June 30, 2021
(In millions)
Reinsurance receivables	$1,084	$814	$339	$414	$2,569	$—	$5,220
Insurance receivables	1,108	1,509	365	6	—	—	2,988
Deferred acquisition costs	340	277	104	—	—	—	721
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,305	—	—	—	—	—	3,305
Insurance reserves
Claim and claim adjustment expenses	6,178	8,533	2,225	3,754	2,790	—	23,480
Unearned premiums	2,767	2,086	616	123	—	—	5,592
Future policy benefits	—	—	—	13,285	—	—	13,285
Deferred non-insurance warranty revenue	4,309	—	—	—	—	—	4,309

Six months ended June 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,390	$1,613	$463	$253	$—	$—	$3,719
Net investment income	189	203	29	414	28	—	863
Non-insurance warranty revenue	609	—	—	—	—	—	609
Other revenues	1	13	—	—	2	(3)	13
Total operating revenues	2,189	1,829	492	667	30	(3)	5,204
Claims, benefits and expenses
Net incurred claims and benefits	913	1,169	330	620	23	—	3,055
Policyholders’ dividends	2	10	—	—	—	—	12
Amortization of deferred acquisition costs	304	291	91	—	—	—	686
Non-insurance warranty expense	566	—	—	—	—	—	566
Other insurance related expenses	142	251	75	51	(1)	—	518
Other expenses	23	18	11	3	75	(3)	127
Total claims, benefits and expenses	1,950	1,739	507	674	97	(3)	4,964
Core income (loss) before income tax	239	90	(15)	(7)	(67)	—	240
Income tax (expense) benefit on core income (loss)	(53)	(18)	3	25	10	—	(33)
Core income (loss)	$186	$72	$(12)	$18	$(57)	$—	207
Net investment gains (losses)							(147)
Income tax (expense) benefit on net investment gains (losses)							30
Net investment gains (losses), after tax							(117)
Net income (loss)							$90

December 31, 2020
(In millions)
Reinsurance receivables	$886	$848	$302	$390	$2,052	$—	$4,478
Insurance receivables	1,052	1,254	328	4	2	—	2,640
Deferred acquisition costs	330	281	97	—	—	—	708
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,068	—	—	—	—	—	3,068
Insurance reserves
Claim and claim adjustment expenses	5,748	8,250	2,091	3,743	2,874	—	22,706
Unearned premiums	2,635	1,824	546	114	—	—	5,119
Future policy benefits	—	—	—	13,318	—	—	13,318
Deferred non-insurance warranty revenue	4,023	—	—	—	—	—	4,023

The following table presents operating revenues by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Specialty
Management & Professional Liability	$693	$645	$1,360	$1,213
Surety	155	153	297	291
Warranty & Alternative Risks	407	348	788	685
Specialty revenues	1,255	1,146	2,445	2,189
Commercial
Middle Market	381	355	756	690
Construction	324	275	633	525
Small Business	143	114	269	226
Other Commercial	212	217	410	388
Commercial revenues	1,060	961	2,068	1,829
International
Canada	87	68	166	141
Europe	115	94	226	186
Hardy	79	76	155	165
International revenues	281	238	547	492
Life & Group revenues	390	332	730	667
Corporate & Other revenues	6	21	13	30
Eliminations	(1)	(1)	(3)	(3)
Total operating revenues	2,991	2,697	5,800	5,204
Net investment gains (losses)	38	69	95	(147)
Total revenues	$3,029	$2,766	$5,895	$5,057

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.3 billion and $4.0 billion reported in Deferred non-insurance warranty revenue as of June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021 and 2020, the Company recognized $0.3 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2021 and 2020. For the three and six months ended June 30, 2021 and 2020, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.7 billion of the deferred revenue in the remainder of 2021, $1.1 billion in 2022, $0.9 billion in 2023 and $1.6 billion thereafter.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We generally seek to manage our exposure to catastrophes through the purchase of catastrophe reinsurance and have catastrophe reinsurance treaties that cover property and workers’ compensation losses. We conduct an ongoing review of our risk and catastrophe coverages and from time to time make changes as we deem appropriate. We utilize various reinsurance programs to mitigate catastrophe losses including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. During the second quarter of 2021, we added a quota share treaty to our property reinsurance program, which covers policies written during the treaty term and in-force as of June 1, 2021. As a result of the coverage of in-force policies, net written premiums were reduced by $122 million during the quarter for the one-time catch-up under the treaty of unearned premium on policies previously written as of the June 1, 2021 treaty inception. This ceded premium will earn in future quarters consistent with the underlying gross policies. We also renewed our excess-of-loss property catastrophe reinsurance as described below.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded. The treaty has a term of June 1, 2021 to June 1, 2022 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $190 million up to $900 million for all losses other than earthquakes. Earthquakes are covered up to $1.0 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
See the Catastrophes and Related Reinsurance section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Operating Revenues
Net earned premiums	$2,035	$1,850	$3,997	$3,719
Net investment income	591	534	1,095	863
Non-insurance warranty revenue	359	308	697	609
Other revenues	6	5	11	13
Total operating revenues	2,991	2,697	5,800	5,204
Claims, Benefits and Expenses
Net incurred claims and benefits	1,539	1,636	3,039	3,055
Policyholders' dividends	7	6	13	12
Amortization of deferred acquisition costs	357	342	716	686
Non-insurance warranty expense	332	285	643	566
Other insurance related expenses	271	260	526	518
Other expenses	61	55	118	127
Total claims, benefits and expenses	2,567	2,584	5,055	4,964
Core income before income tax	424	113	745	240
Income tax expense on core income	(83)	(14)	(141)	(33)
Core income	341	99	604	207
Net investment gains (losses)	38	69	95	(147)
Income tax (expense) benefit on net investment gains (losses)	(11)	(17)	(19)	30
Net investment gains (losses), after tax	27	52	76	(117)
Net income	$368	$151	$680	$90

Three Month Comparison
Core income increased $242 million for the three months ended June 30, 2021 as compared with the same period in 2020. Core income for our Property & Casualty Operations increased $226 million primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Core income for our Life & Group segment increased $29 million while core loss for our Corporate & Other segment increased $13 million.
Net catastrophe losses were $54 million and $301 million for the three months ended June 30, 2021 and 2020. Catastrophe losses for the three months ended June 30, 2021 related primarily to severe weather related events. Catastrophe losses for the three months ended June 30, 2020 include $182 million related to COVID-19, $61 million related to civil unrest and $58 million related primarily to severe weather related events. Unfavorable net prior year loss reserve development of $29 million and $22 million was recorded for the three months ended June 30, 2021 and 2020 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Core income increased $397 million for the six months ended June 30, 2021 as compared with the same period in 2020. Core income for our Property & Casualty Operations increased $368 million primarily due to improved current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns. Core income for our Life & Group segment increased $61 million while core loss for our Corporate & Other segment increased $32 million.
Net catastrophe losses were $179 million and $376 million for the six months ended June 30, 2021 and 2020. Catastrophe losses for the six months ended June 30, 2021 related primarily to severe weather related events. Catastrophe losses for the six months ended June 30, 2020 include $195 million related to COVID-19, $61 million related to civil unrest and $120 million related primarily to severe weather related events. Unfavorable net prior year loss reserve development of $14 million and $7 million was recorded for the six months ended June 30, 2021 and 2020 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
Recent Developments
As previously disclosed, we sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of our systems. As a result, our written premium production, most notably in Commercial, was impacted by lower levels of retention and new business during the three months ended June 30, 2021. We have also incurred additional expenses within our Corporate Segment related to the cybersecurity attack and expect these expenses may continue. While we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition, no assurances can be given at this time as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage.

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2021	2020
Gross written premiums	$1,903	$1,762	$3,697	$3,476
Gross written premiums excluding third party captives	897	811	1,713	1,552
Net written premiums	786	742	1,528	1,436
Net earned premiums	762	705	1,497	1,390
Net investment income	134	133	251	189
Core income	188	90	358	186

Other performance metrics:
Loss ratio excluding catastrophes and development	59.0%	59.9%	59.2%	59.7%
Effect of catastrophe impacts	—	15.0	0.3	8.2
Effect of development-related items	(1.3)	(2.9)	(1.6)	(2.3)
Loss ratio	57.7	72.0	57.9	65.6
Expense ratio	30.0	32.0	30.2	32.1
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	87.9%	104.2%	88.3%	97.9%
Combined ratio excluding catastrophes and development	89.2%	92.1%	89.6%	92.0%

Rate	11%	12%	11%	11%
Renewal premium change	10	13	10	12
Retention	85	86	86	85
New business	$121	$96	$224	$170
Three Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $86 million for the three months ended June 30, 2021 as compared with the same period in 2020 driven by higher new business and strong rate. Net written premiums for Specialty increased $44 million for the three months ended June 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $98 million for the three months ended June 30, 2021 as compared with the same period in 2020 primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.
The combined ratio of 87.9% improved 16.3 points for the three months ended June 30, 2021 as compared with the same period in 2020 due to a 14.3 point improvement in the loss ratio and a 2.0 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $1 million, which had a minimal impact on the loss ratio, for the three months ended June 30, 2021, as compared with $105 million, or 15.0 points of the loss ratio, for the three months ended June 30, 2020. The improvement in the expense ratio was driven by a favorable acquisition ratio and higher net earned premiums.
Favorable net prior year loss reserve development of $10 million and $20 million was recorded for the three months ended June 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $161 million for the six months ended June 30, 2021 as compared with the same period in 2020 driven by higher new business and strong rate. Net written premiums for Specialty increased $92 million for the six months ended June 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $172 million for the six months ended June 30, 2021 as compared with the same period in 2020 due to lower net catastrophe losses, higher net investment income driven by limited partnership and common stock returns and improved non-catastrophe current accident year underwriting results.
The combined ratio of 88.3% improved 9.6 points for the six months ended June 30, 2021 as compared with the same period in 2020 due to a 7.7 point improvement in the loss ratio and a 1.9 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $6 million, or 0.3 points of the loss ratio, for the six months ended June 30, 2021, as compared with $113 million, or 8.2 points of the loss ratio, for the six months ended June 30, 2020. The improvement in the expense ratio was driven by higher net earned premiums and a favorable acquisition ratio.
Favorable net prior year loss reserve development of $25 million and $31 million was recorded for the six months ended June 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2021	December 31, 2020
Gross case reserves	$1,526	$1,567
Gross IBNR reserves	4,652	4,181
Total gross carried claim and claim adjustment expense reserves	$6,178	$5,748
Net case reserves	$1,360	$1,410
Net IBNR reserves	3,762	3,488
Total net carried claim and claim adjustment expense reserves	$5,122	$4,898

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2021	2020
Gross written premiums	$1,161	$1,126	$2,274	$2,188
Gross written premiums excluding third party captives	1,060	1,044	2,171	2,103
Net written premiums	831	949	1,791	1,899
Net earned premiums	881	795	1,736	1,613
Net investment income	174	161	322	203
Core income	137	49	206	72

Other performance metrics:
Loss ratio excluding catastrophes and development	60.1%	58.7%	60.4%	59.7%
Effect of catastrophe impacts	5.8	19.0	9.6	12.8
Effect of development-related items	0.8	(0.3)	0.7	(0.1)
Loss ratio	66.7	77.4	70.7	72.4
Expense ratio	32.3	33.9	31.8	33.6
Dividend ratio	0.6	0.6	0.6	0.6
Combined ratio	99.6%	111.9%	103.1%	106.6%
Combined ratio excluding catastrophes and development	93.0%	93.2%	92.8%	93.9%

Rate	8%	10%	9%	9%
Renewal premium change	10	9	9	9
Retention	81	84	82	85
New business	$201	$198	$412	$396
Three Month Comparison
Gross written premiums for Commercial increased $35 million for the three months ended June 30, 2021 as compared with the same period in 2020 driven by new business and rate. Net written premiums for Commercial decreased $118 million for the three months ended June 30, 2021 as compared with the same period in 2020 driven by the impact of the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to our property reinsurance program. For further discussion of our reinsurance programs, see the Catastrophes and Related Reinsurance section of this MD&A. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums decreased $6 million for the three months ended June 30, 2021 as compared with the same period in 2020. Written premiums were also impacted by lower levels of retention and new business during the period related to the network disruption and impact to certain of our systems from the March 2021 cybersecurity attack. Net earned premiums for Commercial increased $86 million for the three months ended June 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was partially impacted by a reduction in estimated audit premiums related to COVID-19 in the second quarter of 2020.
Core income increased $88 million for the three months ended June 30, 2021 as compared with the same period in 2020 primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.
The combined ratio of 99.6% improved 12.3 points for the three months ended June 30, 2021 as compared with the same period in 2020. The loss ratio improved 10.7 points driven by lower net catastrophe losses. Net catastrophe losses were $51 million, or 5.8 points of the loss ratio, for the three months ended June 30, 2021, as compared with $151 million, or 19.0 points of the loss ratio, for the three months ended June 30, 2020. The combined ratio excluding catastrophes and development of 93.0% improved 0.2 points for the three months ended June 30, 2021 as compared with the same period in 2020, reflecting a 1.6 point improvement in the expense ratio largely offset by a 1.4 point increase in the loss ratio excluding catastrophes and development.

The improvement in the expense ratio was primarily due to higher net earned premiums. The increase in the loss ratio excluding catastrophes and development was driven by lower loss frequency as a result of shelter in place restrictions in the second quarter of 2020.
There was no net prior year loss reserve development recorded for the three months ended June 30, 2021 as compared with favorable net prior year loss reserve development of $5 million for the three months ended June 30, 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Gross written premiums for Commercial increased $86 million for the six months ended June 30, 2021 as compared with the same period in 2020 driven by higher new business and rate. Net written premiums for Commercial decreased $108 million for the six months ended June 30, 2021 as compared with the same period in 2020 driven by the impact of the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to our property reinsurance program. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums increased $4 million for the six months ended June 30, 2021 as compared with the same period in 2020. Net earned premiums for Commercial increased $123 million for the six months ended June 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was partially impacted by a reduction in estimated audit premiums related to COVID-19 in the second quarter of 2020.
Core income increased $134 million for the six months ended June 30, 2021 as compared with the same period in 2020 primarily due to higher net investment income driven by limited partnership and common stock returns and improved current accident year underwriting results.
The combined ratio of 103.1% improved 3.5 points for the six months ended June 30, 2021 as compared with the same period in 2020 due to a 1.8 point improvement in the expense ratio and a 1.7 point improvement in the loss ratio. The improvement in the expense ratio was primarily due to higher net earned premiums and a favorable acquisition ratio. The improvement in the loss ratio was driven by lower net catastrophe losses. Net catastrophe losses were $166 million, or 9.6 points of the loss ratio, for the six months ended June 30, 2021, as compared with $208 million, or 12.8 points of the loss ratio, for the six months ended June 30, 2020.
There was no net prior year loss reserve development recorded for the six months ended June 30, 2021 as compared with favorable net prior year loss reserve development of $9 million for the six months ended June 30, 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2021	December 31, 2020
Gross case reserves	$3,249	$3,215
Gross IBNR reserves	5,284	5,035
Total gross carried claim and claim adjustment expense reserves	$8,533	$8,250
Net case reserves	$2,935	$2,885
Net IBNR reserves	4,871	4,590
Total net carried claim and claim adjustment expense reserves	$7,806	$7,475

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2021	2020
Gross written premiums	$339	$277	$682	$584
Net written premiums	292	239	527	458
Net earned premiums	266	224	518	463
Net investment income	14	14	28	29
Core income (loss)	26	(14)	50	(12)

Other performance metrics:
Loss ratio excluding catastrophes and development	59.0%	59.9%	59.3%	60.1%
Effect of catastrophe impacts	0.8	19.9	1.4	11.9
Effect of development-related items	(0.3)	(1.2)	(0.2)	(0.7)
Loss ratio	59.5	78.6	60.5	71.3
Expense ratio	33.5	36.7	33.9	36.1
Combined ratio	93.0%	115.3%	94.4%	107.4%
Combined ratio excluding catastrophes and development	92.5%	96.6%	93.2%	96.2%

Rate	13%	15%	13%	12%
Renewal premium change	14	10	13	9
Retention	77	74	75	72
New business	$71	$62	$150	$130
Three Month Comparison
Gross written premiums for International increased $62 million for the three months ended June 30, 2021 as compared with the same period in 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $37 million driven by higher new business and rate. Net written premiums for International increased $53 million for the three months ended June 30, 2021 as compared with the same period in 2020. Excluding the effects of foreign currency exchange rates, net written premiums increased $31 million for the three months ended June 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core results improved $40 million for the three months ended June 30, 2021 as compared with the same period in 2020 driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.
The combined ratio of 93.0% improved 22.3 points for the three months ended June 30, 2021 as compared with the same period in 2020 due to a 19.1 point improvement in the loss ratio and a 3.2 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $2 million, or 0.8 points of the loss ratio, for the three months ended June 30, 2021, as compared with $45 million, or 19.9 points of the loss ratio, for the three months ended June 30, 2020. The improvement in the expense ratio was driven by higher net earned premiums and lower acquisition costs.
Favorable net prior year loss reserve development of $1 million and $3 million was recorded for the three months ended June 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for International increased $98 million for the six months ended June 30, 2021 as compared with the same period in 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $57 million driven by higher new business and rate. Net written premiums for International increased $69 million for the six months ended June 30, 2021 as compared with the same period in 2020. Excluding the effects of foreign currency exchange rates, net written premiums increased $34 million for the six months ended June 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core results improved $62 million for the six months ended June 30, 2021 as compared with the same period in 2020 driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.
The combined ratio of 94.4% improved 13.0 points for the six months ended June 30, 2021 as compared with the same period in 2020 due to a 10.8 point improvement in the loss ratio and a 2.2 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $7 million, or 1.4 points of the loss ratio, for the six months ended June 30, 2021, as compared with $55 million, or 11.9 points of the loss ratio, for the six months ended June 30, 2020. The improvement in the expense ratio was driven by lower acquisition costs and higher net earned premiums.
Favorable net prior year loss reserve development of $1 million and $3 million was recorded for the six months ended June 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2021	December 31, 2020
Gross case reserves	$881	$892
Gross IBNR reserves	1,344	1,199
Total gross carried claim and claim adjustment expense reserves	$2,225	$2,091
Net case reserves	$765	$777
Net IBNR reserves	1,141	1,045
Total net carried claim and claim adjustment expense reserves	$1,906	$1,822

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Net earned premiums	$126	$126	$246	$253
Net investment income	265	206	484	414
Core income (loss) before income tax	41	3	73	(7)
Income tax benefit on core loss	2	11	6	25
Core income	43	14	79	18
Three Month Comparison
Core income improved $29 million for the three months ended June 30, 2021 as compared with the same period in 2020 due to higher net investment income driven by returns in the limited partnership portfolio and better than expected morbidity in the long term care business, partially offset by unfavorable persistency.
Six Month Comparison
Results for the six months ended June 30, 2021 were generally consistent with the three month summary above.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Net investment income	$4	$20	$10	$28
Interest expense	28	31	56	62
Core loss	(53)	(40)	(89)	(57)
Three Month Comparison
Core loss increased $13 million for the three months ended June 30, 2021 as compared with the same period in 2020 primarily driven by lower allocated net investment income. Core loss for the three months ended June 30, 2021 includes unfavorable net prior year loss reserve development related to legacy mass tort exposures of $40 million compared with $50 million for the three months ended June 30, 2020. Net prior year loss reserve development is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I. Core loss for the three months ended June 30, 2021 also includes additional expenses related to the March 2021 cybersecurity attack.
Six Month Comparison
Core loss increased $32 million for the six months ended June 30, 2021 as compared with the same period in 2020 driven by lower allocated net investment income, lower amortization of the deferred gain related to the A&EP LPT and the recognition of a $12 million after-tax loss resulting from the legacy excess workers' compensation (EWC) LPT. These results were partially offset by lower unfavorable net prior year loss reserve development on legacy mass tort exposures. The A&EP LPT, EWC LPT and net prior year loss reserve development are further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I. Core loss for the six months ended June 30, 2021 also includes additional expenses related to the March 2021 cybersecurity attack.

The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2021	December 31, 2020
Gross case reserves	$1,601	$1,614
Gross IBNR reserves	1,189	1,260
Total gross carried claim and claim adjustment expense reserves	$2,790	$2,874
Net case reserves	$134	$560
Net IBNR reserves	146	331
Total net carried claim and claim adjustment expense reserves	$280	$891

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Fixed income securities:
Taxable fixed income securities	$356	$360	$715	$731
Tax-exempt fixed income securities	79	80	159	158
Total fixed income securities	435	440	874	889
Limited partnership and common stock investments	156	84	217	(41)
Other, net of investment expense	—	10	4	15
Net investment income	$591	$534	$1,095	$863

Effective income yield for the fixed income securities portfolio	4.3%	4.6%	4.4%	4.6%
Limited partnership and common stock return	8.3%	5.0%	12.1%	(2.3)%
Net investment income increased $57 million and $232 million for the three and six months ended June 30, 2021 as compared with the same periods in 2020 driven by limited partnership and common stock returns.

Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Fixed maturity securities:
Corporate and other bonds	$43	$(40)	$79	$(119)
States, municipalities and political subdivisions	—	33	(1)	33
Asset-backed	(12)	24	(9)	28
Total fixed maturity securities	31	17	69	(58)
Non-redeemable preferred stock	17	63	19	(70)
Short term and other	(10)	(11)	7	(6)
Mortgage loans	—	—	—	(13)
Net investment gains (losses)	38	69	95	(147)
Income tax (expense) benefit on net investment gains (losses)	(11)	(17)	(19)	30
Net investment gains (losses), after tax	$27	$52	$76	$(117)
Net investment gains (losses) decreased $31 million for the three months ended June 30, 2021 as compared with the same period in 2020. The decrease was driven by the less favorable change in fair value of non-redeemable preferred stock partially offset by lower impairment losses.
Net investment gains (losses) increased $242 million for the six months ended June 30, 2021 as compared with the same period in 2020. The increase was driven by lower impairment losses and the favorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2021		December 31, 2020
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,162	$59	$3,672	$117
AAA	3,866	408	3,627	454
AA	7,458	920	7,159	1,012
A	9,440	1,219	9,543	1,390
BBB	18,558	2,376	18,007	2,596
Non-investment grade	2,426	147	2,623	149
Total	$44,910	$5,129	$44,631	$5,718
As of June 30, 2021 and December 31, 2020, 2% and 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.9 billion and $1.8 billion of pre-refunded municipal bonds as of June 30, 2021 and December 31, 2020.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$937	$15
AAA	171	1
AA	291	6
A	726	14
BBB	685	22
Non-investment grade	327	12
Total	$3,137	$70
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$151	$5
Due after one year through five years	515	17
Due after five years through ten years	1,800	30
Due after ten years	671	18
Total	$3,137	$70

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

	June 30, 2021		December 31, 2020
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,551	9.3	$18,518	9.2
Other investments	28,540	4.9	28,839	4.5
Total	$47,091	6.6	$47,357	6.3
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	June 30, 2021	December 31, 2020
Short term investments:
U.S. Treasury securities	$1,228	$1,702
Other	237	205
Total short term investments	$1,465	$1,907

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the six months ended June 30, 2021, net cash provided by operating activities was $685 million as compared with $650 million for the same period in 2020. The increase in cash provided by operating activities was driven by lower net claim payments and an increase in premiums collected, largely offset by the payment of the EWC LPT premium. The EWC LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $202 million for the six months ended June 30, 2021, as compared with net cash provided of $475 million for the same period in 2020. Net cash used or provided by investing activities is primarily driven by cash available from operations and other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the six months ended June 30, 2021, net cash used by financing activities was $441 million as compared with $776 million for the same period in 2020. Financing activities for the periods presented include:
•During the six months ended June 30, 2021, we paid dividends of $414 million and repurchased 377,615 shares of our common stock at an aggregate cost of $18 million.
•During the six months ended June 30, 2020, we paid dividends of $750 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million.
Common Stock Dividends
Cash dividends of $1.51 per share on our common stock, including a special cash dividend of $0.75 per share, were declared and paid during the six months ended June 30, 2021. On July 30, 2021, our Board of Directors declared a quarterly cash dividend of $0.38 per share, payable September 2, 2021 to stockholders of record on August 16, 2021. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2021, CCC was in a positive earned surplus position. CCC paid dividends of $480 million and $815 million during the six months ended June 30, 2021 and 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the six months ended June 30, 2021. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2021, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2021.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, include detailed discussions of certain material risk factors facing us. The information presented below describes updates and additions to and should be read in conjunction with the risk factors and information disclosed in our Form 10-K and restates in their entirety the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
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
Our, or our vendors’, facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyberattacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of our data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. An interruption of our system availability occurred in March 2021 as a result of a cybersecurity attack sustained by the Company. Please refer to the immediately following risk factor for further information regarding this incident. Likewise, we could experience a significant failure, interruption or corruption of one or more of our or our vendors’ information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of our or our vendors' systems or facilities for these and other reasons could significantly impair our ability to perform critical business functions on a timely basis.
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
The foregoing risks could also expose us to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the immediately following risk factor, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under relevant insurance coverage. If our business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on our business, results of operations and financial condition.
Based on the information currently known, we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage. We may also be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.

Any significant breach in our data security infrastructure could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our data centers or we use cloud-based software services.
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
We sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of our systems. Upon detection, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement and key regulators. We restored network systems and resumed normal operations. We are continuing to assess all actions that we will take to improve our existing systems.
Our investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contractor workers and their dependents and certain other persons, including some policyholders. In July 2021, we provided notifications to the impacted individuals and to regulators, in accordance with applicable law. Although we currently have no indication that the impacted data has been misused, or that CNA or its policyholder data was specifically targeted by the unauthorized third party, we may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business or policyholders could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.
Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks (including the March 2021 attack), it is possible losses may exceed the amount available under our coverage and/or our coverage policy may not cover all losses. Costs and expenses incurred and likely to be incurred by the Company in connection with the March 2021 attack include both direct and indirect costs and not all may be covered by our insurance coverage. In addition, potential disputes with our insurers about the availability of insurance coverage for claims relating to the March 2021 attack or any future incident could occur. Further, both as a result of the March 2021 attack and industry trends generally, the replenishment of the Company’s current policy through the end of the term, as well as future cybersecurity insurance coverage beyond the current term, may be difficult to obtain and will likely only be available at significantly higher cost.
Based on the information currently known, we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage. We may also be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) The table below details the repurchases of our common stock made during the three months ended June 30, 2021.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
May 1, 2021 - May 31, 2021	194,736	$47.45	N/A	N/A
June 1, 2021 - June 30, 2021	116,879	$47.77	N/A	N/A
Total	311,615		N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: August 2, 2021	By	/s/ Albert J. Miralles
Albert J. Miralles Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1