Form 10-Q
period 2021-09-30
CNA FINANCIAL CORP
filed 2021-11-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2021, 271,359,883 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Net earned premiums	$2,059	$1,953	$6,056	$5,672
Net investment income	513	517	1,608	1,380
Net investment gains (losses)	22	27	117	(120)
Non-insurance warranty revenue	357	317	1,054	926
Other revenues	8	6	19	19
Total revenues	2,959	2,820	8,854	7,877
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,632	1,616	4,684	4,683
Amortization of deferred acquisition costs	368	360	1,084	1,046
Non-insurance warranty expense	330	293	973	859
Other operating expenses	287	269	874	852
Interest	28	32	85	94
Total claims, benefits and expenses	2,645	2,570	7,700	7,534
Income before income tax	314	250	1,154	343
Income tax expense	(58)	(37)	(218)	(40)
Net income	$256	$213	$936	$303

Basic earnings per share	$0.94	$0.79	$3.44	$1.12

Diluted earnings per share	$0.94	$0.79	$3.43	$1.11

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.7	271.7	271.8	271.6
Diluted	272.7	272.3	272.8	272.3
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Comprehensive Income
Net income	$256	$213	$936	$303
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	—	6	—	(3)
Net unrealized gains and losses on other investments	(138)	207	(465)	354
Net unrealized gains and losses on investments	(138)	213	(465)	351
Foreign currency translation adjustment	(33)	37	(19)	(16)
Pension and postretirement benefits	8	7	27	25
Other comprehensive (loss) income, net of tax	(163)	257	(457)	360
Total comprehensive income	$93	$470	$479	$663
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $40,342 and $38,953, less allowance for credit loss of $31 and $40)	$45,069	$44,631
Equity securities at fair value (cost of $976 and $941)	1,045	992
Limited partnership investments	1,874	1,619
Other invested assets	82	76
Mortgage loans (less allowance for uncollectible receivables of $26 and $26)	1,031	1,068
Short term investments	1,135	1,907
Total investments	50,236	50,293
Cash	625	419
Reinsurance receivables (less allowance for uncollectible receivables of $21 and $21)	5,328	4,457
Insurance receivables (less allowance for uncollectible receivables of $30 and $33)	2,799	2,607
Accrued investment income	397	380
Deferred acquisition costs	721	708
Deferred income taxes	135	66
Property and equipment at cost (less accumulated depreciation of $257 and $231)	234	252
Goodwill	148	148
Deferred non-insurance warranty acquisition expense	3,418	3,068
Other assets	2,481	1,628
Total assets	$66,522	$64,026
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,832	$22,706
Unearned premiums	5,577	5,119
Future policy benefits	13,198	13,318
Long term debt	2,778	2,776
Deferred non-insurance warranty revenue	4,443	4,023
Other liabilities (includes $31 and $89 due to Loews Corporation)	4,030	3,377
Total liabilities	53,858	51,319
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,356,177 and 271,391,603 shares outstanding)	683	683
Additional paid-in capital	2,208	2,211
Retained earnings	9,500	9,081
Accumulated other comprehensive income	346	803
Treasury stock (1,684,066 and 1,648,640 shares), at cost	(73)	(71)
Total stockholders’ equity	12,664	12,707
Total liabilities and stockholders' equity	$66,522	$64,026
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2021	2020
Cash Flows from Operating Activities
Net income	$936	$303
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	46	(41)
Trading portfolio activity	13	2
Net investment (gains) losses	(117)	120
Equity method investees	(106)	12
Net amortization of investments	(58)	(51)
Depreciation and amortization	41	46
Changes in:
Receivables, net	(1,076)	(271)
Accrued investment income	(17)	(6)
Deferred acquisition costs	(15)	(36)
Insurance reserves	1,891	1,479
Other, net	(184)	(149)
Net cash flows provided by operating activities	1,354	1,408
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,510	5,023
Fixed maturity securities - maturities, calls and redemptions	3,360	2,706
Equity securities	237	275
Limited partnerships	178	281
Mortgage loans	90	41
Purchases:
Fixed maturity securities	(7,127)	(8,466)
Equity securities	(242)	(373)
Limited partnerships	(281)	(144)
Mortgage loans	(63)	(154)
Change in other investments	3	(4)
Change in short term investments	755	403
Purchases of property and equipment	(16)	(16)
Other, net	(1)	21
Net cash flows used by investing activities	(597)	(407)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(518)	(850)
Proceeds from the issuance of debt	—	495
Repayment of debt	—	(419)
Purchase of treasury stock	(18)	(18)
Other, net	(9)	(9)
Net cash flows used by financing activities	(545)	(801)
Effect of foreign exchange rate changes on cash	(6)	—
Net change in cash	206	200
Cash, beginning of year	419	242
Cash, end of period	$625	$442
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,201	2,196	2,211	2,203
Stock-based compensation	7	6	(3)	(1)
Balance, end of period	2,208	2,202	2,208	2,202
Retained Earnings
Balance, beginning of period, as previously reported	9,348	8,683	9,081	9,348
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	—	(5)
Balance, beginning of period, as adjusted	9,348	8,683	9,081	9,343
Dividends to common stockholders ($0.38, $0.37, $1.89 and $3.11 per share)	(104)	(100)	(517)	(850)
Net income	256	213	936	303
Balance, end of period	9,500	8,796	9,500	8,796
Accumulated Other Comprehensive Income
Balance, beginning of period	509	154	803	51
Other comprehensive (loss) income	(163)	257	(457)	360
Balance, end of period	346	411	346	411
Treasury Stock
Balance, beginning of period	(73)	(71)	(71)	(70)
Stock-based compensation	—	—	16	17
Purchase of treasury stock	—	—	(18)	(18)
Balance, end of period	(73)	(71)	(73)	(71)
Total stockholders' equity	$12,664	$12,021	$12,664	$12,021
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of September 30, 2021.
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
The interim financial data as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
For the three and nine months ended September 30, 2021, approximately 1,015 thousand and 980 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 4 thousand and 3 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
For the three and nine months ended September 30, 2020, approximately 620 thousand and 730 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 9 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.
The Company repurchased 377,615 and 435,376 shares of CNAF common stock at an aggregate cost of $18 million during each of the nine months ended September 30, 2021 and 2020.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Fixed maturity securities	$425	$432	$1,278	$1,300
Equity securities	4	18	53	24
Limited partnership investments	85	64	274	38
Mortgage loans	13	14	42	42
Short term investments	1	1	1	9
Trading portfolio	1	4	8	13
Other	(1)	—	—	2
Gross investment income	528	533	1,656	1,428
Investment expense	(15)	(16)	(48)	(48)
Net investment income	$513	$517	$1,608	$1,380
During the three and nine months ended September 30, 2021, $(7) million and $11 million of Net investment income was recognized due to the change in fair value of common stock still held as of September 30, 2021. During the three and nine months ended September 30, 2020, $4 million and $9 million of Net investment income was recognized due to the change in fair value of common stock still held as of September 30, 2020.
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$50	$44	$159	$175
Gross losses	(28)	(18)	(68)	(207)
Net investment gains (losses) on fixed maturity securities	22	26	91	(32)
Equity securities	(2)	25	17	(45)
Derivatives	2	(2)	7	(7)
Mortgage loans	—	(3)	—	(16)
Short term investments and other	—	(19)	2	(20)
Net investment gains (losses)	$22	$27	$117	$(120)
During the three and nine months ended September 30, 2021, $(2) million of losses and $15 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2021. During the three and nine months ended September 30, 2020, $25 million of gains and $(44) million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of September 30, 2020. Short term investments and other included a $(20) million loss for the three and nine months ended September 30, 2020 related to the third quarter 2020 redemption of the Company's $400 million senior notes due August 2021.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $387 million, $371 million and $390 million as of September 30, 2021, December 31, 2020 and September 30, 2020 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2021	$24	$21	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	16	—	16
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	—	—
Balance as of September 30, 2021	$10	$21	$31

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2020	$39	$12	$51
Additions to the allowance for credit losses:
For securities for which credit losses were not previously recorded	4	—	4
For available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	9	—	9
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(1)	1	—
Balance as of September 30, 2020	$34	$13	$47

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	4	4	8

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	16	—	16
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)	—	(9)
Balance as of September 30, 2021	$10	$21	$31

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2020	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
For securities for which credit losses were not previously recorded	62	12	74
For available-for-sale securities accounted for as PCD assets	3	—	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	15	—	15
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(21)	1	(20)
Balance as of September 30, 2020	$34	$13	$47

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Fixed maturity securities available-for-sale:
Corporate and other bonds	$—	$4	$5	$94
Asset-backed	11	1	11	14
Impairment losses (gains) recognized in earnings	$11	$5	$16	$108
The Company also recognized $3 million and $16 million of losses on mortgage loans during the three and nine months ended September 30, 2020 primarily due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and nine months ended September 30, 2021.

The following tables present a summary of fixed maturity securities.

September 30, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,608	$2,967	$42	$10	$24,523
States, municipalities and political subdivisions	10,384	1,610	15	—	11,979
Asset-backed:
Residential mortgage-backed	3,176	89	6	—	3,259
Commercial mortgage-backed	2,064	85	16	17	2,116
Other asset-backed	2,429	76	4	4	2,497
Total asset-backed	7,669	250	26	21	7,872
U.S. Treasury and obligations of government-sponsored enterprises	139	1	4	—	136
Foreign government	521	19	2	—	538
Redeemable preferred stock	12	—	—	—	12
Total fixed maturity securities available-for-sale	40,333	4,847	89	31	45,060
Total fixed maturity securities trading	9	—	—	—	9
Total fixed maturity securities	$40,342	$4,847	$89	$31	$45,069

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863	—	—	11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1	—	3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9	—	2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3	—	338
Foreign government	512	32	—	—	544
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	38,926	5,795	77	40	44,604
Total fixed maturity securities trading	27	—	—	—	27
Total fixed maturity securities	$38,953	$5,795	$77	$40	$44,631
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2021 and December 31, 2020, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $2,481 million and $2,773 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,853	$37	$88	$5	$1,941	$42
States, municipalities and political subdivisions	885	15	—	—	885	15
Asset-backed:
Residential mortgage-backed	1,295	6	—	—	1,295	6
Commercial mortgage-backed	317	4	194	12	511	16
Other asset-backed	439	3	58	1	497	4
Total asset-backed	2,051	13	252	13	2,303	26
U.S. Treasury and obligations of government-sponsored enterprises	65	4	1	—	66	4
Foreign government	73	2	—	—	73	2
Total	$4,927	$71	$341	$18	$5,268	$89

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33	—	—	—	33	—
Asset-backed:
Residential mortgage-backed	71	1	11	—	82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13	—	357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3	—	—	63	3
Foreign government	13	—	—	—	13	—
Total	$1,666	$74	$64	$3	$1,730	$77
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2021.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2021		December 31, 2020
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,648	$1,656	$1,456	$1,458
Due after one year through five years	10,776	11,517	12,304	13,098
Due after five years through ten years	13,628	14,794	12,319	13,878
Due after ten years	14,281	17,093	12,847	16,170
Total	$40,333	$45,060	$38,926	$44,604
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $272 million and $190 million and a fair value of $(11) million and $(19) million as of September 30, 2021 and December 31, 2020. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2021, the Company had commitments to purchase or fund approximately $1,250 million and sell approximately $55 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

September 30, 2021	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2021	2020	2019	2018	2017	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$8	$75	$16	$37	$116	$203	$455
LTV 55% to 65%	—	38	15	18	—	1	72
LTV greater than 65%	17	—	14	7	—	23	61
DSCR 1.2x - 1.6x
LTV less than 55%	13	15	95	—	5	58	186
LTV 55% to 65%	25	—	—	24	10	4	63
LTV greater than 65%	—	24	9	—	8	—	41
DSCR ≤1.2
LTV less than 55%	—	—	35	—	30	—	65
LTV 55% to 65%	—	—	42	—	—	—	42
LTV greater than 65%	—	9	56	—	—	7	72
Total	$63	$161	$282	$86	$169	$296	$1,057
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of September 30, 2021, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

September 30, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$146	$24,195	$877	$25,218
States, municipalities and political subdivisions	—	11,922	57	11,979
Asset-backed	—	7,394	478	7,872
Total fixed maturity securities	146	43,511	1,412	45,069
Equity securities:
Common stock	209	—	19	228
Non-redeemable preferred stock	67	745	5	817
Total equity securities	276	745	24	1,045
Short term and other	992	—	—	992
Total assets	$1,414	$44,256	$1,436	$47,106
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

December 31, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$355	$24,109	$770	$25,234
States, municipalities and political subdivisions	—	11,546	46	11,592
Asset-backed	—	7,497	308	7,805
Total fixed maturity securities	355	43,152	1,124	44,631
Equity securities:
Common stock	175	—	20	195
Non-redeemable preferred stock	68	722	7	797
Total equity securities	243	722	27	992
Short term and other	1,761	28	—	1,789
Total assets	$2,359	$43,902	$1,151	$47,412
Liabilities
Other liabilities	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2021	$883	$57	$410	$25	$1,375
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	—	(3)	(2)
Reported in Net investment income	—	—	1	1	2
Reported in Other comprehensive income (loss)	1	—	1	—	2
Total realized and unrealized investment gains (losses)	2	—	2	(2)	2
Purchases	55	—	83	1	139
Sales	—	—	(9)	(11)	(20)
Settlements	(11)	—	(11)	—	(22)
Transfers into Level 3	—	—	41	11	52
Transfers out of Level 3	(52)	—	(38)	—	(90)
Balance as of September 30, 2021	$877	$57	$478	$24	$1,436
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$(3)	$(3)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Other comprehensive income (loss) in the period	2	—	—	—	2

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2020	$555	$—	$222	$11	$788
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Net investment income	—	—	—	—	—
Reported in Other comprehensive income (loss)	5	—	9	—	14
Total realized and unrealized investment gains (losses)	5	—	9	—	14
Purchases	129	45	20	12	206
Sales	—	—	—	—	—
Settlements	(3)	—	(14)	—	(17)
Transfers into Level 3	8	—	—	—	8
Transfers out of Level 3	—	—	(2)	—	(2)
Balance as of September 30, 2020	$694	$45	$235	$23	$997
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Other comprehensive income (loss) in the period	5	—	8	—	13

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(9)	—	—	(2)	(11)
Reported in Net investment income	—	—	4	2	6
Reported in Other comprehensive income (loss)	(23)	—	(4)	—	(27)
Total realized and unrealized investment gains (losses)	(32)	—	—	—	(32)
Purchases	219	12	197	1	429
Sales	(3)	—	(9)	(15)	(27)
Settlements	(35)	(1)	(38)	—	(74)
Transfers into Level 3	10	—	71	11	92
Transfers out of Level 3	(52)	—	(51)	—	(103)
Balance as of September 30, 2021	$877	$57	$478	$24	$1,436
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Other comprehensive income (loss) in the period	(22)	—	(5)	—	(27)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	(4)	(4)
Reported in Net investment income	—	—	—	(3)	(3)
Reported in Other comprehensive income (loss)	27	—	18	—	45
Total realized and unrealized investment gains (losses)	27	—	18	(7)	38
Purchases	200	45	100	12	357
Sales	—	—	(9)	—	(9)
Settlements	(9)	—	(22)	—	(31)
Transfers into Level 3	8	—	—	—	8
Transfers out of Level 3	—	—	(17)	—	(17)
Balance as of September 30, 2020	$694	$45	$235	$23	$997
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2020 recognized in Other comprehensive income (loss) in the period	29	—	19	—	48
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
As of September 30, 2021 and December 31, 2020, there were $65 million and $71 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

September 30, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,154	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% - 8% (3%)
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

September 30, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,031	$—	$—	$1,106	$1,106
Liabilities
Long term debt	$2,778	$—	$3,027	$—	$3,027

December 31, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,068	$—	$—	$1,151	$1,151
Liabilities
Long term debt	$2,776	$—	$3,148	$—	$3,148
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company's results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $178 million and $357 million for the three and nine months ended September 30, 2021. Catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. The Company reported catastrophe losses, net of reinsurance, of $160 million and $536 million for the three and nine months ended September 30, 2020. Net catastrophe losses for the three months ended September 30, 2020 were driven by severe weather related events, primarily Hurricanes Laura, Isaias and Sally, and the Midwest derecho. Net catastrophe losses for the nine months ended September 30, 2020 included $273 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $68 million related to civil unrest.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the nine months ended September 30
(In millions)	2021	2020
Reserves, beginning of year:
Gross	$22,706	$21,720
Ceded	4,005	3,835
Net reserves, beginning of year	18,701	17,885
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	(632)	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,474	4,425
Increase (decrease) in provision for insured events of prior years	(130)	(68)
Amortization of discount	137	143
Total net incurred (1)	4,481	4,500
Net payments attributable to:
Current year events	(629)	(556)
Prior year events	(2,874)	(3,285)
Total net payments	(3,503)	(3,841)
Foreign currency translation adjustment and other	(51)	39
Net reserves, end of period	18,996	18,583
Ceded reserves, end of period	4,836	3,951
Gross reserves, end of period	$23,832	$22,534
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Specialty	$(15)	$(16)	$(40)	$(47)
Commercial	2	1	2	(8)
International	3	—	2	(3)
Corporate & Other	—	—	40	50
Total pretax (favorable) unfavorable development	$(10)	$(15)	$4	$(8)
Unfavorable development of $40 million and $50 million was recorded within the Corporate & Other segment for the nine months ended September 30, 2021 and 2020 due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Medical Professional Liability	$8	$25	$16	$35
Other Professional Liability and Management Liability	—	—	10	(6)
Surety	(15)	(40)	(53)	(70)
Warranty	(6)	—	(14)	(3)
Other	(2)	(1)	1	(3)
Total pretax (favorable) unfavorable development	$(15)	$(16)	$(40)	$(47)
Three Months
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
Nine Months
2021
Unfavorable development in medical professional liability was due to higher than expected frequency of large losses in recent accident years.
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber business in recent accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.
2020
Unfavorable development in medical professional liability was primarily due to higher than expected frequency of large losses in recent accident years, unfavorable development on a latent claim for an older accident year and unfavorable outcomes on specific claims in accident years 2015 and 2016 in the Company's aging services business.
Favorable development in surety was due to lower than expected frequency and lack of systemic activity for accident years 2019 and prior.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$9	$30	$33
General Liability	—	15	—	15
Workers' Compensation	2	(23)	(40)	(97)
Property and Other	—	—	12	41
Total pretax (favorable) unfavorable development	$2	$1	$2	$(8)
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
Nine Months
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
Unfavorable development in general liability was driven by increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in the Company’s umbrella business in accident years 2015 through 2019.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in the Company's middle market, national accounts and marine business units in accident year 2019.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Pretax (favorable) unfavorable development:
Casualty	$(4)	$(5)	$(3)	$(11)
Property, Energy and Marine	(14)	9	(17)	10
Specialty	21	(4)	22	(2)
Total pretax (favorable) unfavorable development	$3	$—	$2	$(3)
Three Months
2021
Favorable development in property, energy and marine was due to lower than expected loss emergence across multiple accident years.
Unfavorable development in specialty was due to higher than expected claim severity in the Company’s medical treatment business.
Nine Months
2021
Favorable development in property, energy and marine was due to lower than expected loss emergence across multiple accident years.
Unfavorable development in specialty was due to higher than expected claim severity in the Company’s medical treatment business.
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $8 million and $9 million for the three months ended September 30, 2021 and 2020 and $30 million and $43 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the cumulative amounts ceded under the LPT were $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $368 million and $398 million as of September 30, 2021 and December 31, 2020 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.9 billion as of September 30, 2021. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
As of September 30, 2021, the cumulative amount ceded under the EWC LPT was $690 million.
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
The Company maintains both claim and claim adjustment expense reserves as well as future policy benefit reserves for policyholder benefits for the Life & Group segment. Claim and claim adjustment expense reserves consist of estimated reserves for long term care policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported. In developing the claim and claim adjustment expense reserve estimates for long term care policies, the Company’s actuaries perform a detailed claim reserve review on an annual basis. The review analyzes the sufficiency of existing reserves for policyholders currently on claim and includes an evaluation of expected benefit utilization and claim duration. In addition, claim and claim adjustment expense reserves are also maintained for the structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, the Company's actuaries review mortality experience on an annual basis. The Company’s recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent reviews.
The Company completed its annual claim reserve reviews in the third quarters of 2021 and 2020 resulting in $40 million and $37 million pretax reductions in long term care reserves primarily due to lower claim severity than anticipated in the reserve estimates and $2 million and $46 million pretax increases in the structured settlement claim reserves primarily due to lower discount rate assumptions and mortality assumption changes.
Future policy benefit reserves consist of active life reserves related to the Company’s long term care policies for policyholders that are not currently receiving benefits and represent the present value of expected future benefit payments and expenses less expected future premium. The determination of these reserves requires management to make estimates and assumptions about expected investment and policyholder experience over the life of the contract. Since many of these contracts may be in force for several decades, these assumptions are subject to significant estimation risk.
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
The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2021, indicated recorded reserves included a pretax margin of approximately $72 million as of September 30, 2021.

The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2020, indicated a premium deficiency primarily driven by lower discount rate assumptions. Recognition of the premium deficiency resulted in a $74 million pretax increase in policyholders' benefits reflected in the Company's results of operations for the three and nine months ended September 30, 2020.

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
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2021, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$15	$20	$46	$60
Expected return on plan assets	(38)	(38)	(115)	(116)
Amortization of net actuarial (gain) loss	12	11	35	33
Settlement loss	—	—	1	2
Total net periodic pension cost (benefit)	$(11)	$(7)	$(33)	$(21)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$(3)	$(2)	$(9)	$(6)
Other operating expenses	(8)	(5)	(24)	(15)
Total net periodic pension cost (benefit)	$(11)	$(7)	$(33)	$(21)

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2021	$—	$1,418	$(829)	$(80)	$509
Other comprehensive income (loss) before reclassifications	—	(121)	(1)	(33)	(155)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $(5), $2, $— and $(3)	—	17	(9)	—	8
Other comprehensive income (loss) net of tax (expense) benefit of $—, $37, $(2), $— and $35	—	(138)	8	(33)	(163)
Balance as of September 30, 2021	$—	$1,280	$(821)	$(113)	$346

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2020	$(9)	$1,172	$(815)	$(194)	$154
Other comprehensive income (loss) before reclassifications	2	231	(2)	37	268
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(7), $2, $— and $(4)	(4)	24	(9)	—	11
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(56), $(3), $— and $(60)	6	207	7	37	257
Balance as of September 30, 2020	$(3)	$1,379	$(808)	$(157)	$411

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(2)	(391)	(1)	(19)	(413)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(20), $7, $— and $(12)	(2)	74	(28)	—	44
Other comprehensive income (loss) net of tax (expense) benefit of $—, $124, $(7), $— and $117	—	(465)	27	(19)	(457)
Balance as of September 30, 2021	$—	$1,280	$(821)	$(113)	$346

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(48)	374	(3)	(16)	307
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $12, $(5), $7, $— and $14	(45)	20	(28)	—	(53)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(92), $(7), $— and $(98)	(3)	354	25	(16)	360
Balance as of September 30, 2020	$(3)	$1,379	$(808)	$(157)	$411

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$773	$893	$271	$123	$—	$(1)	$2,059
Net investment income	116	141	14	240	2	—	513
Non-insurance warranty revenue	357	—	—	—	—	—	357
Other revenues	1	7	—	(1)	2	(1)	8
Total operating revenues	1,247	1,041	285	362	4	(2)	2,937
Claims, benefits and expenses
Net incurred claims and benefits	446	720	171	296	(6)	—	1,627
Policyholders’ dividends	—	5	—	—	—	—	5
Amortization of deferred acquisition costs	165	148	55	—	—	—	368
Non-insurance warranty expense	330	—	—	—	—	—	330
Other insurance related expenses	71	125	32	27	(1)	(1)	253
Other expenses	13	8	4	1	37	(1)	62
Total claims, benefits and expenses	1,025	1,006	262	324	30	(2)	2,645
Core income (loss) before income tax	222	35	23	38	(26)	—	292
Income tax (expense) benefit on core income (loss)	(49)	(8)	(6)	3	5	—	(55)
Core income (loss)	$173	$27	$17	$41	$(21)	$—	237
Net investment gains (losses)							22
Income tax (expense) benefit on net investment gains (losses)							(3)
Net investment gains (losses), after tax							19
Net income (loss)							$256

Three months ended September 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$734	$857	$236	$127	$—	$(1)	$1,953
Net investment income	126	151	15	208	17	—	517
Non-insurance warranty revenue	317	—	—	—	—	—	317
Other revenues	—	5	—	—	1	—	6
Total operating revenues	1,177	1,013	251	335	18	(1)	2,793
Claims, benefits and expenses
Net incurred claims and benefits	433	671	150	363	(6)	—	1,611
Policyholders’ dividends	—	5	—	—	—	—	5
Amortization of deferred acquisition costs	158	150	52	—	—	—	360
Non-insurance warranty expense	293	—	—	—	—	—	293
Other insurance related expenses	66	128	31	28	(1)	(1)	251
Other expenses	14	7	(8)	3	34	—	50
Total claims, benefits and expenses	964	961	225	394	27	(1)	2,570
Core income (loss) before income tax	213	52	26	(59)	(9)	—	223
Income tax (expense) benefit on core income (loss)	(45)	(11)	1	24	1	—	(30)
Core income (loss)	$168	$41	$27	$(35)	$(8)	$—	193
Net investment gains (losses)							27
Income tax (expense) benefit on net investment gains (losses)							(7)
Net investment gains (losses), after tax							20
Net income (loss)							$213

Nine months ended September 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,270	$2,629	$789	$369	$—	$(1)	$6,056
Net investment income	367	463	42	724	12	—	1,608
Non-insurance warranty revenue	1,054	—	—	—	—	—	1,054
Other revenues	1	17	1	(1)	5	(4)	19
Total operating revenues	3,692	3,109	832	1,092	17	(5)	8,737
Claims, benefits and expenses
Net incurred claims and benefits	1,312	1,947	485	899	23	—	4,666
Policyholders’ dividends	2	16	—	—	—	—	18
Amortization of deferred acquisition costs	478	449	157	—	—	—	1,084
Non-insurance warranty expense	973	—	—	—	—	—	973
Other insurance related expenses	212	376	106	77	9	(1)	779
Other expenses	36	28	(4)	5	119	(4)	180
Total claims, benefits and expenses	3,013	2,816	744	981	151	(5)	7,700
Core income (loss) before income tax	679	293	88	111	(134)	—	1,037
Income tax (expense) benefit on core income (loss)	(148)	(60)	(21)	9	24	—	(196)
Core income (loss)	$531	$233	$67	$120	$(110)	$—	841
Net investment gains (losses)							117
Income tax (expense) benefit on net investment gains (losses)							(22)
Net investment gains (losses), after tax							95
Net income (loss)							$936

September 30, 2021
(In millions)
Reinsurance receivables	$1,153	$936	$347	$410	$2,503	$—	$5,349
Insurance receivables	1,087	1,422	313	5	2	—	2,829
Deferred acquisition costs	354	275	92	—	—	—	721
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,418	—	—	—	—	—	3,418
Insurance reserves
Claim and claim adjustment expenses	6,293	8,856	2,251	3,703	2,729	—	23,832
Unearned premiums	2,882	2,020	559	116	—	—	5,577
Future policy benefits	—	—	—	13,198	—	—	13,198
Deferred non-insurance warranty revenue	4,443	—	—	—	—	—	4,443

Nine months ended September 30, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,124	$2,470	$699	$380	$—	$(1)	$5,672
Net investment income	315	354	44	622	45	—	1,380
Non-insurance warranty revenue	926	—	—	—	—	—	926
Other revenues	1	18	—	—	3	(3)	19
Total operating revenues	3,366	2,842	743	1,002	48	(4)	7,997
Claims, benefits and expenses
Net incurred claims and benefits	1,346	1,840	480	983	17	—	4,666
Policyholders’ dividends	2	15	—	—	—	—	17
Amortization of deferred acquisition costs	462	441	143	—	—	—	1,046
Non-insurance warranty expense	859	—	—	—	—	—	859
Other insurance related expenses	208	379	106	79	(2)	(1)	769
Other expenses	37	25	3	6	109	(3)	177
Total claims, benefits and expenses	2,914	2,700	732	1,068	124	(4)	7,534
Core income (loss) before income tax	452	142	11	(66)	(76)	—	463
Income tax (expense) benefit on core income (loss)	(98)	(29)	4	49	11	—	(63)
Core income (loss)	$354	$113	$15	$(17)	$(65)	$—	400
Net investment gains (losses)							(120)
Income tax (expense) benefit on net investment gains (losses)							23
Net investment gains (losses), after tax							(97)
Net income (loss)							$303

December 31, 2020
(In millions)
Reinsurance receivables	$886	$848	$302	$390	$2,052	$—	$4,478
Insurance receivables	1,052	1,254	328	4	2	—	2,640
Deferred acquisition costs	330	281	97	—	—	—	708
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,068	—	—	—	—	—	3,068
Insurance reserves
Claim and claim adjustment expenses	5,748	8,250	2,091	3,743	2,874	—	22,706
Unearned premiums	2,635	1,824	546	114	—	—	5,119
Future policy benefits	—	—	—	13,318	—	—	13,318
Deferred non-insurance warranty revenue	4,023	—	—	—	—	—	4,023

The following table presents operating revenues by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Specialty
Management & Professional Liability	$684	$668	$2,044	$1,881
Surety	157	153	454	444
Warranty & Alternative Risks	406	356	1,194	1,041
Specialty revenues	1,247	1,177	3,692	3,366
Commercial
Middle Market	363	379	1,119	1,069
Construction	345	298	978	823
Small Business	144	126	413	352
Other Commercial	189	210	599	598
Commercial revenues	1,041	1,013	3,109	2,842
International
Canada	87	73	253	214
Europe	123	96	349	282
Hardy	75	82	230	247
International revenues	285	251	832	743
Life & Group revenues	362	335	1,092	1,002
Corporate & Other revenues	4	18	17	48
Eliminations	(2)	(1)	(5)	(4)
Total operating revenues	2,937	2,793	8,737	7,997
Net investment gains (losses)	22	27	117	(120)
Total revenues	$2,959	$2,820	$8,854	$7,877

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.4 billion and $4.0 billion reported in Deferred non-insurance warranty revenue as of September 30, 2021 and December 31, 2020. For the three and nine months ended September 30, 2021, the Company recognized $0.3 billion and $0.9 billion of revenues that were included in the deferred revenue balance as of January 1, 2021. For the three and nine months ended September 30, 2020, the Company recognized $0.3 billion and $0.8 billion of revenues that were included in the deferred revenue balance as of January 1, 2020. For the three and nine months ended September 30, 2021 and 2020, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.3 billion of the deferred revenue in the remainder of 2021, $1.2 billion in 2022, $1.0 billion in 2023 and $1.9 billion thereafter.

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Operating Revenues
Net earned premiums	$2,059	$1,953	$6,056	$5,672
Net investment income	513	517	1,608	1,380
Non-insurance warranty revenue	357	317	1,054	926
Other revenues	8	6	19	19
Total operating revenues	2,937	2,793	8,737	7,997
Claims, Benefits and Expenses
Net incurred claims and benefits	1,627	1,611	4,666	4,666
Policyholders' dividends	5	5	18	17
Amortization of deferred acquisition costs	368	360	1,084	1,046
Non-insurance warranty expense	330	293	973	859
Other insurance related expenses	253	251	779	769
Other expenses	62	50	180	177
Total claims, benefits and expenses	2,645	2,570	7,700	7,534
Core income before income tax	292	223	1,037	463
Income tax expense on core income	(55)	(30)	(196)	(63)
Core income	237	193	841	400
Net investment gains (losses)	22	27	117	(120)
Income tax (expense) benefit on net investment gains (losses)	(3)	(7)	(22)	23
Net investment gains (losses), after tax	19	20	95	(97)
Net income	$256	$213	$936	$303

Three Month Comparison
Core income increased $44 million for the three months ended September 30, 2021 as compared with the same period in 2020. Core income for our Property & Casualty Operations decreased $19 million primarily due to higher net catastrophe losses and lower net investment income partially offset by improved non-catastrophe current accident year underwriting results. Core results for our Life & Group segment improved $76 million while core loss for our Corporate & Other segment increased $13 million.
Net catastrophe losses were $178 million and $160 million for the three months ended September 30, 2021 and 2020. Catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Catastrophe losses for the three months ended September 30, 2020 were driven by severe weather related events, primarily Hurricanes Laura, Isaias and Sally, and the Midwest derecho. Favorable net prior year loss reserve development of $10 million and $15 million was recorded for the three months ended September 30, 2021 and 2020 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Comparison
Core income increased $441 million for the nine months ended September 30, 2021 as compared with the same period in 2020. Core income for our Property & Casualty Operations increased $349 million primarily due to improved current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns. Core results for our Life & Group segment improved $137 million while core loss for our Corporate & Other segment increased $45 million.
Net catastrophe losses were $357 million and $536 million for nine months ended September 30, 2021 and 2020. Catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Catastrophe losses for the nine months ended September 30, 2020 include $273 million related primarily to severe weather related events, $195 million related to COVID-19 and $68 million related to civil unrest. Unfavorable net prior year loss reserve development of $4 million was recorded for the nine months ended September 30, 2021 as compared with favorable net prior year loss reserve development of $8 million for the nine months ended September 30, 2020 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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
Recent Developments
As previously disclosed, we sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of our systems. We have incurred expenses within our Corporate Segment related to the cybersecurity attack and expect these expenses will continue. Additionally, we anticipate making continued investments in technology to improve our security and infrastructure, which will increase our expenses in future periods. While we do not believe that the March 2021 cybersecurity attack will have a material impact on our business, results of operations or financial condition, no assurances can be given at this time as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage.

Specialty
The following table details the results of operations for Specialty.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2021	2020
Gross written premiums	$1,953	$1,855	$5,650	$5,331
Gross written premiums excluding third party captives	943	861	2,656	2,413
Net written premiums	822	795	2,350	2,231
Net earned premiums	773	734	2,270	2,124
Net investment income	116	126	367	315
Core income	173	168	531	354

Other performance metrics:
Loss ratio excluding catastrophes and development	59.1%	60.0%	59.1%	59.8%
Effect of catastrophe impacts	0.4	1.0	0.4	5.7
Effect of development-related items	(1.8)	(2.0)	(1.7)	(2.1)
Loss ratio	57.7	59.0	57.8	63.4
Expense ratio	30.6	30.5	30.4	31.5
Dividend ratio	(0.1)	—	0.1	0.1
Combined ratio	88.2%	89.5%	88.3%	95.0%
Combined ratio excluding catastrophes and development	89.6%	90.5%	89.6%	91.4%

Rate	9%	13%	10%	12%
Renewal premium change	8	15	10	13
Retention	80	87	84	86
New business	$147	$105	$370	$275
Three Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $82 million for the three months ended September 30, 2021 as compared with the same period in 2020 driven by rate and higher new business. Net written premiums for Specialty increased $27 million for the three months ended September 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $5 million for the three months ended September 30, 2021 as compared with the same period in 2020 primarily due to improved current accident year underwriting results partially offset by lower net investment income.
The combined ratio of 88.2% improved 1.3 points for the three months ended September 30, 2021 as compared with the same period in 2020 due to a 1.3 point improvement in the loss ratio driven by improved current accident year underwriting results. Net catastrophe losses were $3 million, or 0.4 points of the loss ratio, for the three months ended September 30, 2021, as compared with $7 million, or 1.0 points of the loss ratio, for the three months ended September 30, 2020.
Favorable net prior year loss reserve development of $15 million and $16 million was recorded for the three months ended September 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums, excluding third party captives, for Specialty increased $243 million for the nine months ended September 30, 2021 as compared with the same period in 2020 driven by rate and higher new business. Net written premiums for Specialty increased $119 million for the nine months ended September 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $177 million for the nine months ended September 30, 2021 as compared with the same period in 2020 due to lower net catastrophe losses, improved non-catastrophe current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 88.3% improved 6.7 points for the nine months ended September 30, 2021 as compared with the same period in 2020 due to a 5.6 point improvement in the loss ratio and a 1.1 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $9 million, or 0.4 points of the loss ratio, for the nine months ended September 30, 2021, as compared with $120 million, or 5.7 points of the loss ratio, for the nine months ended September 30, 2020. The improvement in the expense ratio was driven by higher net earned premiums.
Favorable net prior year loss reserve development of $40 million and $47 million was recorded for the nine months ended September 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2021	December 31, 2020
Gross case reserves	$1,517	$1,567
Gross IBNR reserves	4,776	4,181
Total gross carried claim and claim adjustment expense reserves	$6,293	$5,748
Net case reserves	$1,344	$1,410
Net IBNR reserves	3,858	3,488
Total net carried claim and claim adjustment expense reserves	$5,202	$4,898

Commercial
The following table details the results of operations for Commercial.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2021	2020
Gross written premiums	$1,010	$915	$3,284	$3,103
Gross written premiums excluding third party captives	1,005	915	3,176	3,018
Net written premiums	831	804	2,622	2,703
Net earned premiums	893	857	2,629	2,470
Net investment income	141	151	463	354
Core income	27	41	233	113

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	60.8%	60.8%	60.1%
Effect of catastrophe impacts	18.6	17.0	12.6	14.3
Effect of development-related items	0.5	0.6	0.6	0.1
Loss ratio	80.6	78.4	74.0	74.5
Expense ratio	30.4	32.3	31.4	33.2
Dividend ratio	0.6	0.6	0.6	0.6
Combined ratio	111.6%	111.3%	106.0%	108.3%
Combined ratio excluding catastrophes and development	92.5%	93.7%	92.8%	93.9%

Rate	6%	11%	8%	10%
Renewal premium change	8	9	9	9
Retention	83	82	82	84
New business	$204	$168	$615	$564
Three Month Comparison
Gross written premiums for Commercial increased $95 million for the three months ended September 30, 2021 as compared with the same period in 2020 driven by rate and higher new business. Net written premiums for Commercial increased $27 million for the three months ended September 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $14 million for the three months ended September 30, 2021 as compared with the same period in 2020 primarily due to higher net catastrophe losses and lower net investment income partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio of 111.6% increased 0.3 points for the three months ended September 30, 2021 as compared with the same period in 2020 due to a 2.2 point increase in the loss ratio largely offset by a 1.9 improvement in the expense ratio. The increase in the loss ratio was driven by higher net catastrophe losses. Net catastrophe losses were $166 million, or 18.6 points of the loss ratio, for the three months ended September 30, 2021, as compared with $146 million, or 17.0 points of the loss ratio, for the three months ended September 30, 2020. The improvement in the expense ratio was primarily due to higher net earned premiums and lower acquisition costs driven by ceded commissions.
Unfavorable net prior year loss reserve development of $2 million and $1 million was recorded for the three months ended September 30, 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $181 million for the nine months ended September 30, 2021 as compared with the same period in 2020 driven by rate and higher new business. Net written premiums for Commercial decreased $81 million for the nine months ended September 30, 2021 as compared with the same period in 2020 driven by the impact of the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to our property reinsurance program. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums increased $31 million for the nine months ended September 30, 2021 as compared with the same period in 2020. Net earned premiums for Commercial increased $159 million for the nine months ended September 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was partially impacted by a reduction in estimated audit premiums related to COVID-19 in 2020.
Core income increased $120 million for the nine months ended September 30, 2021 as compared with the same period in 2020 primarily due to higher net investment income driven by limited partnership and common stock returns and improved current accident year underwriting results.
The combined ratio of 106.0% improved 2.3 points for the nine months ended September 30, 2021 as compared with the same period in 2020 primarily due to a 1.8 point improvement in the expense ratio. The improvement in the expense ratio was primarily due to higher net earned premiums and a favorable acquisition ratio. Net catastrophe losses were $332 million, or 12.6 points of the loss ratio, for the nine months ended September 30, 2021, as compared with $354 million, or 14.3 points of the loss ratio, for the nine months ended September 30, 2020.
Unfavorable net prior year loss reserve development of $2 million was recorded for the nine months ended September 30, 2021 as compared with favorable net prior year loss reserve development of $8 million for the nine months ended September 30, 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2021	December 31, 2020
Gross case reserves	$3,214	$3,215
Gross IBNR reserves	5,642	5,035
Total gross carried claim and claim adjustment expense reserves	$8,856	$8,250
Net case reserves	$2,903	$2,885
Net IBNR reserves	5,110	4,590
Total net carried claim and claim adjustment expense reserves	$8,013	$7,475

International
The following table details the results of operations for International.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2021	2020
Gross written premiums	$276	$238	$958	$822
Net written premiums	256	222	783	680
Net earned premiums	271	236	789	699
Net investment income	14	15	42	44
Core income	17	27	67	15

Other performance metrics:
Loss ratio excluding catastrophes and development	58.9%	60.1%	59.2%	60.1%
Effect of catastrophe impacts	3.4	3.0	2.0	8.9
Effect of development-related items	1.1	0.1	0.3	(0.4)
Loss ratio	63.4	63.2	61.5	68.6
Expense ratio	32.1	34.9	33.3	35.6
Combined ratio	95.5%	98.1%	94.8%	104.2%
Combined ratio excluding catastrophes and development	91.0%	95.0%	92.5%	95.7%

Rate	13%	17%	13%	13%
Renewal premium change	12	15	12	11
Retention	79	69	76	71
New business	$54	$54	$204	$184
Three Month Comparison
Gross written premiums for International increased $38 million for the three months ended September 30, 2021 as compared with the same period in 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $26 million driven by rate and retention. Net written premiums for International increased $34 million for the three months ended September 30, 2021 as compared with the same period in 2020. Excluding the effects of foreign currency exchange rates, net written premiums increased $23 million for the three months ended September 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income for the three months ended September 30, 2021 was generally consistent with the same period in 2020.
The combined ratio of 95.5% improved 2.6 points for the three months ended September 30, 2021 as compared with the same period in 2020 primarily due to a 2.8 point improvement in the expense ratio. The improvement in the expense ratio was driven by higher net earned premiums and lower acquisition costs. Net catastrophe losses were $9 million, or 3.4 points of the loss ratio, for the three months ended September 30, 2021, as compared with $7 million, or 3.0 points of the loss ratio, for the three months ended September 30, 2020.
Unfavorable net prior year loss reserve development of $3 million was recorded for the three months ended September 30, 2021 as compared with no net prior year loss reserve development for the three months ended September 30, 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for International increased $136 million for the nine months ended September 30, 2021 as compared with the same period in 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $82 million driven by rate and higher new business. Net written premiums for International increased $103 million for the nine months ended September 30, 2021 as compared with the same period in 2020. Excluding the effects of foreign currency exchange rates, net written premiums increased $57 million for the nine months ended September 30, 2021 as compared with the same period in 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income improved $52 million for the nine months ended September 30, 2021 as compared with the same period in 2020 driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results.
The combined ratio of 94.8% improved 9.4 points for the nine months ended September 30, 2021 as compared with the same period in 2020 due to a 7.1 point improvement in the loss ratio and a 2.3 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $16 million, or 2.0 points of the loss ratio, for the nine months ended September 30, 2021, as compared with $62 million, or 8.9 points of the loss ratio, for the nine months ended September 30, 2020. The improvement in the expense ratio was driven by a favorable acquisition ratio and higher net earned premiums.
Unfavorable net prior year loss reserve development of $2 million was recorded for the nine months ended September 30, 2021 as compared with favorable net prior year loss reserve development of $3 million for the nine months ended September 30, 2020. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2021	December 31, 2020
Gross case reserves	$880	$892
Gross IBNR reserves	1,371	1,199
Total gross carried claim and claim adjustment expense reserves	$2,251	$2,091
Net case reserves	$760	$777
Net IBNR reserves	1,160	1,045
Total net carried claim and claim adjustment expense reserves	$1,920	$1,822

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Net earned premiums	$123	$127	$369	$380
Net investment income	240	208	724	622
Core income (loss) before income tax	38	(59)	111	(66)
Income tax benefit on core loss	3	24	9	49
Core income (loss)	41	(35)	120	(17)
Three Month Comparison
Core results improved $76 million for the three months ended September 30, 2021 as compared with the same period in 2020.
Life & Group results for the three months ended September 30, 2021 included no unlocking event for active life reserves as a result of the gross premium valuation (GPV). Core income for the three months ended September 30, 2021 included a $31 million favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021. Core loss for the three months ended September 30, 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies. The results for the three months ended September 30, 2020 also included a $36 million charge related to the increase in the structured settlement claim reserves partially offset by a $30 million impact from the reduction in long term care claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2020.
Nine Month Comparison
Results for the nine months ended September 30, 2021 were generally consistent with the three month summary above.
Life & Group Policyholder Reserves
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. See Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1 for further information on the reserving process.

The September 30, 2021 GPV indicated that our recorded reserves included a margin of approximately $72 million. A summary of the changes in the estimated reserve margin is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
September 30, 2020 Estimated Margin	$—
Changes in underlying discount rate assumptions (1)	65
Changes in underlying morbidity assumptions	205
Changes in underlying persistency assumptions	(233)
Changes in underlying premium rate action assumptions	27
Changes in underlying expense and other assumptions	8
September 30, 2021 Estimated Margin	$72
(1) Including cost of care inflation assumption.
The increase in the margin in 2021 was primarily driven by changes in discount rate assumptions due to higher near-term expected reinvestment rates and favorable changes to underlying morbidity assumptions. These favorable drivers were partially offset by unfavorable changes to underlying persistency assumptions.
The Company has determined that additional future policy benefit reserves for profits followed by losses are not currently required based on the most recent projection.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our active life reserve assumptions. The annual GPV process involves updating all assumptions to management's then current best estimate, and historically all significant assumptions have been revised each year. In the table below, we have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group and would occur absent any changes, mitigating or otherwise, in the other assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from a hypothetical revision in the table below would first reduce the margin in our carried reserves before it would affect results from operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

September 30, 2021
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount Rates:
25 basis point decline in new money interest rates	$100
50 basis point decline in new money interest rates	200
Premium Rate Actions:
25% decrease in anticipated future premium rate increases	$—
50% decrease in anticipated future premium rate increases	—

The following table summarizes policyholder reserves for Life & Group.

September 30, 2021
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,839	$9,971	$12,810
Structured settlement annuities	530	—	530
Other	10	—	10
Total	3,379	9,971	13,350
Shadow adjustments (1)	203	2,938	3,141
Ceded reserves (2)	121	289	410
Total gross reserves	$3,703	$13,198	$16,901

December 31, 2020
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,844	$9,762	$12,606
Structured settlement annuities	543	—	543
Other	10	—	10
Total	3,397	9,762	13,159
Shadow adjustments (1)	218	3,293	3,511
Ceded reserves (2)	128	263	391
Total gross reserves	$3,743	$13,318	$17,061
(1)    To the extent that unrealized gains on fixed income securities supporting long term care products and annuity contracts would result in a premium deficiency if those gains were realized, an increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments).
(2)     Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Net investment income	$2	$17	$12	$45
Interest expense	28	32	84	94
Core loss	(21)	(8)	(110)	(65)
Three Month Comparison
Core loss increased $13 million for the three months ended September 30, 2021 as compared with the same period in 2020 primarily driven by lower net investment income.
Nine Month Comparison
Core loss increased $45 million for the nine months ended September 30, 2021 as compared with the same period in 2020 driven by lower net investment income, expenses related to the March 2021 cybersecurity attack, the recognition of a $12 million after-tax loss resulting from the legacy excess workers' compensation (EWC) loss portfolio transfer (LPT), and lower amortization of the deferred gain related to the asbestos & environmental pollution (A&EP) LPT. These results were partially offset by lower unfavorable net prior year loss reserve development on legacy mass tort exposures. The A&EP LPT, EWC LPT and net prior year loss reserve development are further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2021	December 31, 2020
Gross case reserves	$1,575	$1,614
Gross IBNR reserves	1,154	1,260
Total gross carried claim and claim adjustment expense reserves	$2,729	$2,874
Net case reserves	$140	$560
Net IBNR reserves	139	331
Total net carried claim and claim adjustment expense reserves	$279	$891

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Fixed income securities:
Taxable fixed income securities	$360	$363	$1,075	$1,094
Tax-exempt fixed income securities	77	80	236	238
Total fixed income securities	437	443	1,311	1,332
Limited partnership and common stock investments	77	71	294	30
Other, net of investment expense	(1)	3	3	18
Net investment income	$513	$517	$1,608	$1,380

Effective income yield for the fixed income securities portfolio	4.3%	4.5%	4.3%	4.6%
Limited partnership and common stock return	3.8%	4.1%	16.4%	1.7%
Net investment income increased $228 million for the nine months ended September 30, 2021 as compared with the same period in 2020 driven by limited partnership and common stock returns partially offset by lower yields in our fixed income portfolio.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Fixed maturity securities:
Corporate and other bonds	$36	$14	$115	$(105)
States, municipalities and political subdivisions	1	6	—	39
Asset-backed	(15)	6	(24)	34
Total fixed maturity securities	22	26	91	(32)
Non-redeemable preferred stock	(2)	25	17	(45)
Short term and other	2	(21)	9	(27)
Mortgage loans	—	(3)	—	(16)
Net investment gains (losses)	22	27	117	(120)
Income tax (expense) benefit on net investment gains (losses)	(3)	(7)	(22)	23
Net investment gains (losses), after tax	$19	$20	$95	$(97)
Net investment gains (losses) decreased $5 million for the three months ended September 30, 2021 as compared with the same period in 2020. Short term and other for the three months ended September 30, 2020 included a $20 million loss on the redemption of our $400 million senior notes due August 2021.
Net investment gains (losses) increased $237 million for the nine months ended September 30, 2021 as compared with the same period in 2020. The increase was driven by lower impairment losses and the favorable change in fair value of non-redeemable preferred stock. Additionally, Short term and other for the nine months ended September 30, 2020 included a $20 million loss on the redemption of our $400 million senior notes due August 2021.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2021		December 31, 2020
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,938	$57	$3,672	$117
AAA	3,778	371	3,627	454
AA	7,737	833	7,159	1,012
A	9,538	1,159	9,543	1,390
BBB	18,505	2,215	18,007	2,596
Non-investment grade	2,573	123	2,623	149
Total	$45,069	$4,758	$44,631	$5,718
As of September 30, 2021 and December 31, 2020, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.7 billion and $1.8 billion of pre-refunded municipal bonds as of September 30, 2021 and December 31, 2020.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,200	$9
AAA	388	5
AA	906	16
A	1,191	18
BBB	1,187	31
Non-investment grade	396	10
Total	$5,268	$89
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$133	$5
Due after one year through five years	709	13
Due after five years through ten years	2,639	33
Due after ten years	1,787	38
Total	$5,268	$89

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

	September 30, 2021		December 31, 2020
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,431	9.3	$18,518	9.2
Other investments	28,520	5.1	28,839	4.5
Total	$46,951	6.7	$47,357	6.3
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
Short Term Investments
The carrying value of the components of the Short term investments are presented in the following table.

(In millions)	September 30, 2021	December 31, 2020
Short term investments:
U.S. Treasury securities	$916	$1,702
Other	219	205
Total short term investments	$1,135	$1,907

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the nine months ended September 30, 2021, net cash provided by operating activities was $1,354 million as compared with $1,408 million for the same period in 2020. The decrease in cash provided by operating activities was driven by the payment of the EWC LPT premium, increased ceded premiums paid and higher taxes paid, partially offset by an increase in gross premiums collected, lower claim payments and a higher level of distributions from limited partnerships. The EWC LPT is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $597 million for the nine months ended September 30, 2021, as compared with $407 million for the same period in 2020. Net cash used or provided by investing activities is primarily driven by cash available from operations and other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the nine months ended September 30, 2021, net cash used by financing activities was $545 million as compared with $801 million for the same period in 2020. Financing activities for the periods presented include:
•During the nine months ended September 30, 2021, we paid dividends of $518 million and repurchased 377,615 shares of our common stock at an aggregate cost of $18 million.
•During the nine months ended September 30, 2020, we paid dividends of $850 million and repurchased 435,376 shares of our common stock at an aggregate cost of $18 million.
•In the third quarter of 2020, we issued $500 million of 2.05% senior notes due August 15, 2030 and redeemed the $400 million outstanding aggregate principal balances of our 5.750% senior notes due August 15, 2021.
Common Stock Dividends
Cash dividends of $1.89 per share on our common stock, including a special cash dividend of $0.75 per share, were declared and paid during the nine months ended September 30, 2021. On October 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.38 per share, payable December 2, 2021 to stockholders of record on November 15, 2021. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2021, CCC was in a positive earned surplus position. CCC paid dividends of $600 million and $855 million during the nine months ended September 30, 2021 and 2020. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
•the risk that the other parties to the transactions in which, subject to certain limitations, we ceded our legacy A&EP and EWC liabilities, respectively, will not fully perform their respective obligations to CNA, the uncertainty in estimating loss reserves for A&EP and EWC liabilities and the possible continued exposure of CNA to liabilities for A&EP and EWC claims that are not covered under the terms of the respective transactions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the nine months ended September 30, 2021. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2021, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2021.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for each of the first two quarters of 2021, include detailed discussions of certain material risk factors facing us. The information presented below describes updates and additions to and should be read in conjunction with the risk factors and information disclosed in our Form 10-K and restates in their entirety the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Any significant interruption in the operation of our business functions, facilities and systems or our vendors' facilities and systems could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships, necessary business functions, such as internet support and 24-hour call centers, processing new and renewal business, processing and paying claims and other obligations and issuing financial statements.
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
The foregoing risks could also expose us to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the immediately following risk factor, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under relevant insurance coverage. The Company anticipates making continued investments to improve its security and infrastructure. These expenses are not recoverable under relevant insurance coverage. If our business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on our business, results of operations and financial condition.
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

Any significant breach in our data security infrastructure or our vendors’ facilities and systems could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our data centers or we use cloud-based software services. Breaches have occurred, and may occur again, in our systems and in the systems of our vendors and third party administrators.
Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business and may result in operational impairments and financial losses, as well as significant harm to our reputation. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the third quarter of 2021, we were notified of a breach of certain systems of a third-party administrator, which resulted in breach notifications sent by such administrator to potentially impacted persons, including a limited number of Company claimants. While we do not believe such notifications and resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our or our vendors’ data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
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
Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks (including the March 2021 attack), we do not expect the amount available under our coverage and/or our coverage policy to cover all losses. Costs and expenses incurred and likely to be incurred by the Company in connection with the March 2021 attack include both direct and indirect costs and not all may be covered by our insurance coverage. In addition, potential disputes with our insurers about the availability of insurance coverage for claims relating to the March 2021 attack or any future incident could occur. Further, both as a result of the March 2021 attack and industry trends generally, the Company will incur higher costs for the replenishment of the Company’s current policy through the end of the term, as well as future cybersecurity insurance coverage beyond the current term.
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

CNA Financial Corporation

Dated: November 1, 2021	By	/s/ Larry Haefner
Larry Haefner Interim Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1