Form 10-K
period 2021-12-31
CNA FINANCIAL CORP
filed 2022-02-08
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 4, 2022, 271,365,221 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $1,255 million based on the closing price of $45.49 per share of the common stock on the New York Stock Exchange on June 30, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2022 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 89.6% of our outstanding common stock as of December 31, 2021.
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
Our commercial property and casualty underwriting operations presence in the United States of America (U.S.) consists of field underwriting locations and centralized processing operations which handle policy processing, billing and collection activities and also act as call centers to optimize service. Our claim operations in the U.S. consists of primary locations where we handle multiple claim types and key business functions, as well as regional claim offices which are aligned with our underwriting field structure. We also have property and casualty underwriting operations in Canada, the United Kingdom (U.K.) and Continental Europe, as well as access to business placed at Lloyd's of London through Syndicate 382.
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
The U.S. and foreign regulatory environment in which we operate is evolving on an ongoing basis and impacts aspects of corporate governance, risk management practices, public disclosures and cyber security. We continue to invest in the security of our systems and in our technology infrastructure on an enterprise-wide basis.
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
The National Association of Insurance Commissioners (NAIC) has developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (GCC). While the current U.S. regulatory regime is based on legal entity regulation, the GCC will quantify risk across the insurance group and also provide additional financial information to regulators to assess the financial condition of non-insurance entities. The GCC was adopted by the NAIC along with model legislative language designed to enable the framework once implemented by state legislatures. Alongside the GCC, the NAIC is also working with other interested jurisdictions, both domestic and international, to develop an Aggregation Method (AM) approach to assessing group capital. The AM is influenced by the GCC and calculated in a similar manner. By 2024, the IAIS will be assessing whether the AM provides comparable outcomes to the consolidated group insurance capital standard (ICS) being developed for use with IAIGs.
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
The reinsurance collateral requirement change must be effected by the states within five years from the signing of the covered agreements, which is September 1, 2022, or states risk federal preemption in this area. We have been monitoring the modification of state laws and regulations in order to comply with the provisions of the covered agreements and assess potential effects on our operations and prospects. The current expectation is that the necessary state statutory changes will be adopted by the deadline.
The advancement of environment, social and governance (ESG) frameworks intended to promote sustainable and inclusive development of insurance markets has been an area of focus for standard setters and regulatory bodies at the state, federal and international level. We continue to monitor the expansion of policy in this area and have established an internal ESG Committee and Task Force to seek to ensure compliance with future regulation, and assess and seek to implement best practices in response to the emerging guidance.
Human Capital
As of December 31, 2021, we had approximately 5,600 employees. We seek to create a culture of inclusion that challenges and engages our employees and offers them opportunities to learn, grow and achieve their career goals. We believe this will facilitate our ability to continue to attract and retain a highly talented workforce.
Talent Attraction, Retention and Development
CNA focuses on the attraction, retention and development of a highly talented workforce. We strive to maintain a robust talent pool to reflect the specialist nature of our business. Our annual talent and succession planning process culminates in a review with leadership of key talent retention and promotion, as well as a review of our succession plans.
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs and we continue to leverage relationships with colleges to attract new talent.
Our approach to cultivating an engaging workplace and continuously improving the employee experience is designed to attract and retain top industry talent. We seek employee feedback through a range of methods, including employee pulse surveys and routine dialogue with our employee resource groups and leaders. In 2021, we refreshed our company flexible working program and implemented hybrid office/home working for most of our employees.
We seek to promote the development of employees, both to optimize current performance and to develop skills for future career growth. We offer eligible employees business unit specific curricula, tuition reimbursement opportunities, and mentoring programs. We focus on leadership development with programs designed for new leaders as well as specialized learning for all leaders. In addition, our performance management cycle seeks to ensure that employees have goals and development plans refreshed at least annually and performance review conversations are held between managers and their direct reports throughout the annual performance period.

Diversity and Inclusion
Diversity and Inclusion (D&I) is a strategic imperative. Our D&I Vision is to cultivate an inclusive culture that celebrates individuals’ differences, attracts diverse talent, and inspires a work environment that enables all employees to do their best work.
To act on our D&I Vision, we seek to bring together senior leaders, D&I subject matter experts and a diverse spectrum of colleagues across our global network. Our strategy is created and executed by the senior leaders that comprise our D&I Council and the employees that lead our employee resource groups. This structure facilitates D&I thought leadership and employee perspectives. Critical components of our D&I Vision include:
•Skill building. In 2021, we launched a new D&I learning program aimed to build allyship across the global enterprise. It includes various forms of allyship training and education for our employees – providing them with opportunities to learn and practice new skills.
•Leadership training. CNA requires every people leader and officer to complete inclusive leadership training. We also provide additional networking and learning opportunities for leaders to support the critical role they play in creating an inclusive workplace culture.
•Talent development. In 2021, we launched a new talent sponsorship program that seeks to accelerate the development of high performing diverse employees, diversify our leadership ranks, and broadly build inclusive leadership skills.
•Representation. We regularly monitor our representation of diverse talent and review our trends in relation to both the labor market generally and industry-specific competitors. We seek to increase diversity throughout our organization.
•Partnerships. CNA has a commitment to certain organizations whose D&I objectives align with our own. In 2021, through these partnerships, we delivered training opportunities to employees, uncovered new sources of future talent, contributed to the development of college students from underserved communities, and encouraged our employees to be an ally in their communities through volunteering.
We also have a corporate social responsibility strategy with a focus on four core areas: education, environment, inclusion and well-being. Our employees are encouraged to participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.
Compensation and Benefits
We offer comprehensive compensation and benefits packages to eligible employees including a 401k plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and certain family assistance programs, including paid family leave, flexible work arrangements and adoption assistance plans. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent.
Employee Wellbeing
We offer benefits that seek to support the overall wellbeing of our employees, including physical, mental, financial and social health. In 2021, we deployed a multitude of new benefits with an emphasis on wellbeing. These enhancements included the introduction of a new holistic wellbeing incentive program that provides tools and resources to help our employees and their families achieve their overall wellbeing goals. We also continue to provide access to a variety of mental health resources, such as our employee assistance program and programming focused on stress management and resilience.
The health and safety of our employees and the communities we serve is also a focus at CNA. In March 2020, we pivoted to a remote working environment for nearly all of our employees in response to the COVID-19 pandemic. As pandemic conditions persisted in 2021, remote working broadly remained in place while all of our offices were open for employee use throughout 2021 with enhanced safety protocols. We sought to provide our employees the opportunity to contribute productively and grow and develop, while also managing their physical and mental health.

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
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These variables can be affected by both changes in internal processes and external events. Key variables include frequency of claims, claim severity, mortality, morbidity, discount rates, economic, social and medical inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as workers' compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation, and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with our insurance reserves are outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of MD&A in Item 7.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant and the trajectory of its future impact remains uncertain. These issues, as well as social inflation, have had, and may continue to have, a negative effect on our business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict and may be material.
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
A prolonged period during which investment returns remain at levels lower than those anticipated in our reserving discount rate assumptions could result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require increases to our reserves. This risk is more significant for our long term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. Further, changes to the Internal Revenue Code may also affect the rate at which we discount our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
We are vulnerable to material losses from natural and man-made disasters.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow.
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
Reinsurance coverage for terrorism events is provided only in limited circumstances, especially in regard to “unconventional” terrorism acts, such as nuclear, biological, chemical or radiological attacks. Our principal reinsurance protection against these large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) through December 31, 2027. However, such coverage is subject to a mandatory deductible and other limitations. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Catastrophes and Related Reinsurance.
As a result of the items discussed above, catastrophe losses are particularly difficult to estimate, could cause us to exhaust our available reinsurance limits and could adversely affect the cost and availability of reinsurance.

Accordingly, catastrophic events could have a material adverse effect on our business, results of operations, financial condition and liquidity.
The COVID-19 pandemic and measures to mitigate the spread of the virus have resulted in increased claims and related litigation risk across our enterprise, which may continue to have adverse impacts on our business, results of operations and financial condition and could be material.
We have experienced, and may continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage or the facts of the claim, in certain lines of business that are implicated by the pandemic and mitigating actions taken by our customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers' compensation, commercial property related business interruption coverage, management liability (directors and officers, employment practices, and professional liability lines) and trade credit. We recorded significant losses during 2020, the majority of which are classified as incurred but not reported (IBNR) reserves, in these areas and may experience continued losses, which could be material.
Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, may have a material impact on our business, results of operations and financial condition.
We have incurred and may continue to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions under commercial property policies for business interruption coverage, including lockdowns and closing of certain businesses. The significance of such litigation, both in substance and volume, and the resultant activities we have initiated, including external counsel engagement, and the costs related thereto, may have a material impact on our business, results of operations and financial condition.
We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in material losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2021 was $3.4 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
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
Our underwriting strategies currently rely on the effectiveness of reinsurance arrangements and we accordingly face risks relating to reinsurance, including obtaining reinsurance at a cost or on terms and conditions we deem acceptable, reinsurance counterparty risk and ineffective reinsurance coverage.
A primary reason we purchase reinsurance is to manage our exposure to risk, thereby facilitating our underwriting strategies in certain key areas. Under our ceded reinsurance arrangements, a reinsurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection we purchase, which affects the volatility of our business and profitability, as well as the level and types of risk we retain. If we are unable to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, our risk exposure will not be mitigated or we may forego such increased risk, thereby adversely impacting our underwriting strategies. In addition, use of reinsurance exposes us to credit risk of the reinsurers, as the reinsurance arrangements do not relieve us of the liability to the customer. If a reinsurer is unable to meet its financial obligations under a reinsurance arrangement, we will remain obligated under the original policies issued to our customers. Furthermore, while we use various risk management methods, including the use of reinsurance, to effectively manage risk, there is the possibility that one or more natural catastrophes and/or terrorism or other events could result in claims substantially exceeding expectations, thereby making the reinsurance strategy significantly less effective. Such reinsurance-related risks could have a material adverse effect on our business, results of operations and financial condition and adversely affect our underwriting strategies in certain lines of business.
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
Loews beneficially owned approximately 89.6% of our outstanding shares of common stock as of December 31, 2021, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, four officers of Loews, along with the Co-Chairman of the Board of Loews, serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews. It is possible that potential conflicts of interest could arise in the future for our directors who are also officers and/or directors of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.
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
Operational Risks
We use analytical models to assist our decision making in key areas such as pricing, reserving, catastrophe risks and capital modeling and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics (e.g. scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third-party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis. Further, climate change may make modeled outcomes less certain or produce new, non-modeled risks.
In addition, the effectiveness of any model can be degraded by operational risks, including the improper use of the model, input errors, data errors and human error. As a result, actual results may differ materially from our modeled results. Our profitability and financial condition substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or fail to appropriately estimate the risks we are exposed to, our business, results of operations and financial condition may be materially adversely affected.
Any significant interruption in the operation of our business functions, facilities and systems or our vendors' facilities and systems could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships and using our and their facilities and systems, necessary business functions, such as internet support and 24-hour call centers, processing new and renewal business, providing customer service, processing and paying claims and other obligations and issuing financial statements.
Our, or our vendors', facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber-attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of data processing and storage systems or unavailability of communications facilities. An interruption in our system availability occurred in March 2021 as a result of a cybersecurity attack we sustained. Please refer to the immediately following risk factor for further information regarding this incident. Likewise, we could experience a significant failure, interruption or corruption of one or more of our or our vendors' information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of our or our vendors’ systems or facilities for these or any other reasons could significantly impair our ability to perform critical business functions in a timely basis.
In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to perform necessary business functions.
The foregoing risks could expose us to monetary and reputational damages. Potential exposures resulting from the March 2021 cybersecurity attack, described in the immediately following risk, as well as any future incidents may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, with those costs potentially not recoverable under relevant insurance coverage. We anticipate making continued investments to improve our security and infrastructure, which are not recoverable under relevant insurance coverage. If our business continuity plans or system security do not sufficiently address these risks, they could have a material adverse effect on our business, results of operations and financial condition.
Any significant breach in our data security infrastructure or our vendors’ facilities and systems could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our data centers or are cloud-based software services. Breaches have occurred, and may occur again, in our systems and in the systems of our vendors and third-party administrators.
Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business and may result in operational impairments and financial losses, as well as significant harm to our reputation. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the third quarter of 2021, we were notified of a breach of certain systems of a third-party administrator, which resulted in breach notifications sent by such administrator to potentially impacted persons, including a limited number of our claimants. While we do not believe such notifications and resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our or our vendors’ data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
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
Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks (including the March 2021 attack), we do not expect the amount available under our coverage policy to cover all losses. Costs and expenses incurred and that we are likely to incur in connection with the March 2021 attack include both direct and indirect costs and are not all covered by our insurance coverage. In addition, potential disputes with our insurers about the availability of insurance coverage for claims relating to the March 2021 attack or any future incident could occur. Further, as a result of the March 2021 attack, we incurred higher costs for the replenishment of our current policy through the end of the term, and we believe we will incur higher costs for future cybersecurity insurance coverage beyond the current term.
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
Inability to detect and prevent significant employee or third-party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on our behalf could result in a materially adverse effect on our business, results of operations and financial condition.
We may incur losses which arise from employees or third-party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. Our or our third-party service providers' controls may not be able to detect all possible circumstances of such noncompliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could adversely affect our business, results of operations and financial condition.
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
Additionally, we rely on certain third-party claims administrators, including the administrators of our long term care claims, to handle policyholder services and perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against us and adverse regulatory enforcement exposure.
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
The IAIS has adopted a common framework for the supervision of internationally active insurance groups and continues to develop a group basis ICS. The NAIC is also developing a group capital standard that is intended to be comparable to the ICS. The development and adoption of these capital standards could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance.
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
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, including, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's), Standard & Poor's (S&P) and Fitch Ratings, Inc. (Fitch). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders, and may also reflect opinions on other areas such as information security and ESG matters.

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
These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and ESG, which may also affect our business.
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
As of February 4, 2022, we had 271,365,221 shares of common stock outstanding and approximately 89.6% of our outstanding common stock was owned by Loews. We had 834 stockholders of record as of February 4, 2022 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases of our common stock were made in the three months ended December 31, 2021.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2017, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2017	2018	2019	2020	2021
CNA Financial Corporation	$100.00	$136.94	$121.65	$133.19	$126.01	$149.96
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Property & Casualty Insurance Index	100.00	122.39	116.64	146.82	157.04	187.31

250
225
200
175
150
125
100
Returns
Base Period
2017
2018
2019
2020
2021
CNA Financial Corporation
S&P 500 Index
S&P 500 Property & Casualty Insurance Index

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2020 Compared with 2019
This section of this Form 10-K generally discusses 2021 and 2020 results and year-to-year comparisons between 2021 and 2020. With the exception of our Commercial and Corporate & Other business segments where we changed the segment presentation of a legacy portfolio of excess workers' compensation policies and certain legacy mass tort reserves effective January 1, 2021, a discussion of changes in our results of operations from 2020 to 2019 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021.
Index to this MD&A
Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW
The following discussion should be read in conjunction with Part I, Item 1A Risk Factors and Part II, Item 8 Financial Statements and Supplementary Data of this Form 10-K.
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
A prolonged period during which investment returns remain at levels lower than those anticipated in our reserving discount rate assumption could result in shortfalls in investment income on assets supporting our obligations under long term care policies, which may require increases to our reserves. In addition, we may not receive regulatory approval for the level of premium rate increases we request.
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
In addition, our property and casualty insurance subsidiaries also have actual and potential exposures related to A&EP claims, which could result in material losses. To mitigate the risks posed by our exposure to A&EP claims and claim adjustment expenses, we completed a transaction with NICO under which substantially all of our legacy A&EP liabilities were ceded to NICO effective January 1, 2010. See Note E to the Consolidated Financial Statements included under Item 8 for further discussion about the transaction with NICO, its impact on our results of operations and the deferred retroactive reinsurance gains and the amount of remaining reinsurance limit.
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense (loss or losses) reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group typically can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident or policy years with further expected changes in paid losses. Selection of the paid loss pattern may require consideration of several factors, including the impact of economic, social and medical inflation on claim costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself may require evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can affect the results. Since the method does not rely on case reserves, it is not directly influenced by changes in their adequacy.
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
Professional liability, management liability and surety products include US professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), employment practices, fiduciary, fidelity and surety coverages, and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $450 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.0 billion as of December 31, 2021.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $350 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $350 million. Our net reserves for workers' compensation were approximately $3.9 billion as of December 31, 2021.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.2 billion as of December 31, 2021.

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
The September 30, 2021 GPV indicated that our recorded reserves included a margin of approximately $72 million. A summary of the changes in the estimated reserve margin is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
September 30, 2020 Estimated Margin	$—
Changes in underlying discount rate assumptions(1)	65
Changes in underlying morbidity assumptions	205
Changes in underlying persistency assumptions	(233)
Changes in underlying premium rate action assumptions	27
Changes in underlying expense and other assumptions	8
September 30, 2021 Estimated Margin	$72
(1) Including cost of care inflation assumption.
The increase in the margin in 2021 was primarily driven by changes in discount rate assumptions due to higher near-term expected reinvestment rates and favorable changes to underlying morbidity assumptions. These favorable drivers were partially offset by unfavorable changes to underlying persistency assumptions.
We have determined that additional future policy benefit reserves for profits followed by losses are not currently required based on the most recent projection.
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

2021 GPV
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount Rates:
25 basis point decline in new money interest rates	$100
50 basis point decline in new money interest rates	200
Premium Rate Actions:
50% decrease in anticipated future premium rate increases	—

CATASTROPHES AND RELATED REINSURANCE
Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism that produce unusually large aggregate losses. In most, but not all cases, our catastrophe losses from these events in the U.S. are defined consistent with the definition of the Property Claims Service (PCS). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., we define a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International segment.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $397 million and $550 million for the years ended December 31, 2021 and 2020. Net catastrophe losses for the year ended December 31, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Net catastrophe losses for the year ended December 31, 2020 included $294 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $61 million related to civil unrest.
We use various analyses and methods, including using one of the industry standard natural catastrophe models to estimate hurricane and earthquake losses at various return periods, to inform underwriting and reinsurance decisions designed to manage our exposure to catastrophic events. We generally seek to manage our exposure through the purchase of catastrophe reinsurance and have catastrophe reinsurance treaties that cover property and workers’ compensation losses. We conduct an ongoing review of our risk and catastrophe reinsurance coverages and from time to time make changes as we deem appropriate.
During the second quarter of 2021, we added a quota share treaty to our property reinsurance program, which covers policies written during the treaty term and in-force as of June 1, 2021. As a result of the coverage of in-force policies, net written premiums were reduced by $122 million during the second quarter for the one-time catch-up under the treaty of unearned premium on policies previously written as of the June 1, 2021 treaty inception. This ceded premium will earn in future quarters consistent with the underlying gross policies.
The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2022.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2021 to June 1, 2022 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $190 million up to $900 million for all losses other than earthquakes. Earthquakes are covered up to $1.0 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2022 to January 1, 2023 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $475 million of coverage for the accumulation of covered losses related to terrorism events above our retention of $25 million. Of this $475 million in Terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.
Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA)
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2022. Under the current provisions of the program, in 2022, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2021 earned premiums, our estimated deductible under the program is $915 million for 2022. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Years ended December 31
(In millions)	2021	2020
Operating Revenues
Net earned premiums	$8,175	$7,649
Net investment income	2,159	1,935
Non-insurance warranty revenue	1,430	1,252
Other revenues	24	26
Total operating revenues	11,788	10,862
Claims, Benefits and Expenses
Net incurred claims and benefits	6,327	6,149
Policyholders' dividends	22	21
Amortization of deferred acquisition costs	1,443	1,410
Non-insurance warranty expense	1,328	1,159
Other insurance related expenses	1,062	1,028
Other expenses	242	220
Total claims, benefits and expenses	10,424	9,987
Core income before income tax	1,364	875
Income tax expense on core income	(258)	(140)
Core income	1,106	735
Net investment gains (losses)	120	(54)
Income tax (expense) benefit on net investment gains (losses)	(24)	9
Net investment gains (losses), after tax	96	(45)
Net income	$1,202	$690
2021 Compared with 2020
Core income increased $371 million in 2021 as compared with 2020. Core income for our Property & Casualty Operations increased $344 million primarily due to improved current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns. Core income for our Life & Group segment improved $117 million. Core loss for our Corporate & Other segment increased $90 million.
Net catastrophe losses were $397 million in 2021 as compared with $550 million in 2020. Catastrophe losses for the year ended December 31, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Net catastrophe losses for the year ended December 31, 2020 included $294 million related primarily to severe weather related events, $195 million related to the COVID-19 pandemic and $61 million related to civil unrest.
Unfavorable net prior year loss reserve development of $11 million was recorded in 2021 as compared with favorable net prior year loss reserve development of $20 million in 2020 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle markets and other commercial customers. The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the U.K. and Luxembourg and Hardy, our Lloyd's syndicate.
Our operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of our long term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of excess workers' compensation (EWC) policies and certain legacy mass tort reserves. Intersegment eliminations are also included in this segment.
Effective January 1, 2021, we changed the segment presentation of a legacy portfolio of excess workers compensation policies and certain legacy mass tort reserves. These businesses were previously reported in the Commercial business segment and are now reported as part of the Corporate & Other business segment. Prior period information has been conformed to the new segment presentation. See Note O to the Consolidated Financial Statements included under Item 8 for more information on the changes to our business segments.
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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes net catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition, we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs.
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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020
Gross written premiums	$7,665	$7,180
Gross written premiums excluding third-party captives	3,672	3,296
Net written premiums	3,225	3,040
Net earned premiums	3,076	2,883
Net investment income	497	449
Core income	704	535

Other performance metrics:
Loss ratio excluding catastrophes and development	59.1%	59.9%
Effect of catastrophe impacts	0.4	4.3
Effect of development-related items	(1.4)	(2.1)
Loss ratio	58.1	62.1
Expense ratio	30.5	31.3
Dividend ratio	0.1	0.1
Combined ratio	88.7%	93.5%
Combined ratio excluding catastrophes and development	89.7%	91.3%

Rate	11%	12%
Renewal premium change	11	13
Retention	83	86
New business	$551	$389
2021 Compared with 2020
Gross written premiums, excluding third-party captives, for Specialty increased $376 million in 2021 as compared with 2020 driven by rate and higher new business. Net written premiums for Specialty increased $185 million in 2021 as compared with 2020. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $169 million in 2021 as compared with 2020 primarily due to lower net catastrophe losses, improved non-catastrophe current accident year underwriting results and higher net investment income driven by limited partnership and common stock returns.
The combined ratio of 88.7% improved 4.8 points in 2021 as compared with 2020 due to a 4.0 point improvement in the loss ratio and a 0.8 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower net catastrophe losses. Net catastrophe losses were $12 million, or 0.4 points of the loss ratio, for 2021, as compared with $125 million, or 4.3 points of the loss ratio, for 2020. The improvement in the expense ratio was driven by higher net earned premiums.
Favorable net prior year loss reserve development of $45 million and $61 million was recorded in 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2021	2020
Gross case reserves	$1,578	$1,567
Gross IBNR reserves	4,855	4,181
Total gross carried claim and claim adjustment expense reserves	$6,433	$5,748
Net case reserves	$1,338	$1,410
Net IBNR reserves	3,927	3,488
Total net carried claim and claim adjustment expense reserves	$5,265	$4,898

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
Effective January 1, 2021, we changed the segment presentation of a legacy portfolio of excess workers' compensation policies and certain legacy mass tort reserves. These businesses were previously reported in the Commercial business segment and are now reported as part of the Corporate & Other business segment. Prior period information has been conformed to the new segment presentation.

The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020	2019
Gross written premiums	$4,445	$4,086	$3,693
Gross written premiums excluding third-party captives	4,334	3,993	3,609
Net written premiums	3,595	3,565	3,315
Net earned premiums	3,552	3,323	3,162
Net investment income	624	513	605
Core income	394	267	480

Other performance metrics:
Loss ratio excluding catastrophes and development	61.0%	60.4%	61.5%
Effect of catastrophe impacts	10.0	10.7	4.9
Effect of development-related items	0.5	0.5	(0.4)
Loss ratio	71.5	71.6	66.0
Expense ratio	31.1	33.0	32.9
Dividend ratio	0.5	0.5	0.6
Combined ratio	103.1%	105.1%	99.5%
Combined ratio excluding catastrophes and development	92.6%	93.9%	95.0%

Rate	7%	10%	4%
Renewal premium change	8	10	6
Retention	82	84	86
New business	$843	$761	$682
2021 Compared with 2020
Gross written premiums for Commercial increased $359 million in 2021 as compared with 2020 driven by rate and higher new business. Net written premiums for Commercial increased $30 million in 2021 as compared with 2020. Net written premiums for 2021 were unfavorably impacted by the June 1, 2021 written premium catch-up resulting from the addition of the quota share treaty to our property reinsurance program. Excluding the impact of the June 1, 2021 written premium catch-up, net written premiums increased $142 million for 2021 as compared with 2020. Net earned premiums for Commercial increased $229 million in 2021 as compared with 2020. The increase in net earned premiums was partially impacted by a reduction in estimated audit premiums related to COVID-19 in 2020.

Core income increased $127 million in 2021 as compared with 2020, primarily due to higher net investment income driven by limited partnership and common stock returns and improved current accident year underwriting results.
The combined ratio of 103.1% improved 2.0 points in 2021 as compared with 2020 primarily due to a 1.9 point improvement in the expense ratio. The improvement in the expense ratio was primarily due to higher net earned premiums and lower acquisition costs. Net catastrophe losses were $358 million, or 10.0 points of the loss ratio, for 2021, as compared with $358 million, or 10.7 points of the loss ratio, for 2020.
Favorable net prior year loss reserve development of $6 million and $7 million was recorded in 2021 and 2020. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2021	2020
Gross case reserves	$3,184	$3,215
Gross IBNR reserves	5,706	5,035
Total gross carried claim and claim adjustment expense reserves	$8,890	$8,250
Net case reserves	$2,850	$2,885
Net IBNR reserves	5,215	4,590
Total net carried claim and claim adjustment expense reserves	$8,065	$7,475
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
Core income decreased $213 million in 2020 as compared with 2019, primarily due to higher net catastrophe losses and lower net investment income partially offset by improved non-catastrophe current accident year underwriting results.
The combined ratio of 105.1% increased 5.6 points in 2020 as compared with 2019 due to an increase in the loss ratio primarily driven by higher net catastrophe losses. Net catastrophe losses were $358 million, or 10.7 points of the loss ratio, for 2020, as compared with $154 million, or 4.9 points of the loss ratio, for 2019. Net catastrophe losses in 2020 included $252 million related primarily to severe weather related events, $58 million related to civil unrest and $48 million related to the COVID-19 pandemic. The expense ratio in 2020 was consistent with 2019 as higher acquisition expenses were offset by higher net earned premiums and lower underwriting expenses.
Favorable net prior year loss reserve development of $7 million and $40 million was recorded in 2020 and 2019. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

International
The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the U.K. and Luxembourg and Hardy, our Lloyd's syndicate.
Canada provides standard commercial and specialty insurance products, primarily in the marine, oil & gas, construction, manufacturing and life science industries.
Europe provides a diverse range of specialty products as well as commercial insurance products primarily in the marine, property, financial services and healthcare & technology industries in the U.K. and Continental Europe on both a domestic and cross-border basis.
Hardy operates through Lloyd’s Syndicate 382 underwriting energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity of, and results from the syndicate, are 100% attributable to CNA.
The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2021	2020
Gross written premiums	$1,297	$1,133
Net written premiums	1,101	961
Net earned premiums	1,057	940
Net investment income	57	58
Core income	86	38

Other performance metrics:
Loss ratio excluding catastrophes and development	59.0%	60.1%
Effect of catastrophe impacts	2.6	7.1
Effect of development-related items	0.1	(0.3)
Loss ratio	61.7	66.9
Expense ratio	33.1	35.5
Combined ratio	94.8%	102.4%
Combined ratio excluding catastrophes and development	92.1%	95.6%

Rate	13%	14%
Renewal premium change	13	12
Retention	78	73
New business	$274	$245
2021 Compared with 2020
Gross written premiums for International increased $164 million in 2021 as compared with 2020. Excluding the effect of foreign currency exchange rates, gross written premiums increased $104 million driven by rate and higher new business. Net written premiums for International increased $140 million in 2021 as compared with 2020. Excluding the effect of foreign currency exchange rates, net written premiums increased $85 million. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $48 million in 2021 as compared with 2020 primarily due to improved current accident year underwriting results.
The combined ratio of 94.8% improved 7.6 points in 2021 as compared with 2020 due to a 5.2 point improvement in the loss ratio and a 2.4 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower net catastrophe losses and improved non-catastrophe current accident year underwriting results. Net catastrophe losses were $27 million, or 2.6 points of the loss ratio, for 2021, as compared with $67 million, or 7.1 points of the loss ratio, for 2020. The improvement in the expense ratio was driven by lower acquisition costs.
Unfavorable net prior year loss reserve development of $2 million was recorded in 2021 as compared with favorable net prior year loss reserve development of $2 million in 2020. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2021	2020
Gross case reserves	$859	$892
Gross IBNR reserves	1,421	1,199
Total gross carried claim and claim adjustment expense reserves	$2,280	$2,091
Net case reserves	$744	$777
Net IBNR reserves	1,196	1,045
Total net carried claim and claim adjustment expense reserves	$1,940	$1,822

Life & Group
The Life & Group segment includes our run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2021	2020
Net earned premiums	$491	$504
Net investment income	966	851
Core income (loss) before income tax	105	(47)
Income tax benefit on core income	21	56
Core income	126	9
2021 Compared with 2020
Core income increased $117 million in 2021 as compared with 2020 primarily due to higher net investment income driven by limited partnership returns.
Core income for 2021 included a $31 million favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021. Core income for 2020 included a $59 million charge related to the recognition of an active life reserve premium deficiency for long term care policies. Core income for 2020 also included a $36 million charge related to an increase in the structured settlement claim reserves partially offset by a $30 million impact from the reduction in long term care claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2020.

The following tables summarize policyholder reserves for Life & Group.

December 31, 2021
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,905	$10,012	$12,917
Structured settlement obligations	526	—	526
Other	10	—	10
Total	3,441	10,012	13,453
Shadow adjustments (1)	200	2,936	3,136
Ceded reserves (2)	113	288	401
Total gross reserves	$3,754	$13,236	$16,990

December 31, 2020
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,844	$9,762	$12,606
Structured settlement obligations	543	—	543
Other	10	—	10
Total	3,397	9,762	13,159
Shadow adjustments (1)	218	3,293	3,511
Ceded reserves (2)	128	263	391
Total gross reserves	$3,743	$13,318	$17,061
(1)    To the extent that unrealized gains on fixed maturity securities supporting structured settlements not funded by annuities were realized, or that unrealized gains on fixed maturity securities supporting long term care products would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments).
(2)     Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Corporate & Other
Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2021	2020	2019
Net investment income	$15	$64	$74
Interest expense	112	122	131
Core loss	(204)	(114)	(93)
2021 Compared with 2020
Core loss increased $90 million for 2021 as compared with 2020 driven by lower net investment income, unfavorability related to the A&EP Loss Portfolio Transfer (LPT), expenses related to the March 2021 cybersecurity attack, the recognition of a $12 million after-tax loss resulting from the legacy EWC LPT and higher unfavorable net prior year loss reserve development on legacy mass tort exposures.
The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT in both periods resulted in after-tax charges of $25 million and $5 million in 2021 and 2020, respectively, which have no economic impact. The A&EP LPT, EWC LPT and net prior year loss reserve development are further discussed in Note E to the Condensed Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2021	2020
Gross case reserves	$1,551	$1,614
Gross IBNR reserves	1,266	1,260
Total gross carried claim and claim adjustment expense reserves	$2,817	$2,874
Net case reserves	$146	$560
Net IBNR reserves	148	331
Total net carried claim and claim adjustment expense reserves	$294	$891
2020 Compared with 2019
Core loss increased $21 million in 2020 as compared with 2019 primarily driven by higher unfavorable net prior year loss reserve development on legacy mass tort exposures and lower net investment income partially offset by a decrease in interest expense on corporate debt and favorability related to the A&EP LPT.
The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT in both periods resulted in after-tax charges of $5 million and $14 million in 2020 and 2019, respectively, which have no economic impact. The net prior year loss reserve development and A&EP LPT are further discussed in Note E to the Consolidated Financial Statements included under Item 8.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2021	2020
Fixed income securities:
Taxable fixed income securities	$1,439	$1,451
Tax-exempt fixed income securities	311	319
Total fixed income securities	1,750	1,770
Limited partnership and common stock investments	402	144
Other, net of investment expense	7	21
Net investment income	$2,159	$1,935

Effective income yield for the fixed income securities portfolio	4.3%	4.5%
Limited partnership and common stock return	22.3%	8.3%
Net investment income increased $224 million in 2021 as compared with 2020 driven by higher limited partnership and common stock returns partially offset by lower yields in our fixed income portfolio.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2021	2020
Fixed maturity securities:
Corporate and other bonds	$134	$(71)
States, municipalities and political subdivisions	—	40
Asset-backed	(38)	31
Total fixed maturity securities	96	—
Non-redeemable preferred stock	4	(3)
Short term and other	10	(30)
Mortgage loans	10	(21)
Net investment gains (losses)	120	(54)
Income tax (expense) benefit on net investment gains (losses)	(24)	9
Net investment gains (losses), after tax	$96	$(45)
Net investment gains (losses) increased $174 million for 2021 as compared with 2020 driven by lower impairment losses recognized in earnings. Additionally, Short term and other for 2020 included a $20 million loss on the redemption of our $400 million senior notes due August 2021.
Further information on our investment gains and losses is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2021		2020
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,600	$42	$3,672	$117
AAA	3,784	360	3,627	454
AA	7,665	823	7,159	1,012
A	9,511	1,087	9,543	1,390
BBB	18,458	2,043	18,007	2,596
Non-investment grade	2,362	91	2,623	149
Total	$44,380	$4,446	$44,631	$5,718
As of December 31, 2021 and 2020, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.7 billion and $1.8 billion of pre-refunded municipal bonds as of December 31, 2021 and 2020.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$898	$8
AAA	368	6
AA	875	17
A	1,516	23
BBB	1,812	42
Non-investment grade	596	16
Total	$6,065	$112
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$144	$4
Due after one year through five years	1,191	22
Due after five years through ten years	2,803	44
Due after ten years	1,927	42
Total	$6,065	$112

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

December 31	2021		2020
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$18,458	9.2	$18,518	9.2
Other investments	28,915	4.9	28,839	4.5
Total	$47,373	6.6	$47,357	6.3
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
For 2021, net cash provided by operating activities was $1,997 million as compared with $1,775 million for 2020. The increase in cash provided by operating activities was driven by an increase in net premiums collected and lower net claim payments, which were impacted by a slowdown in court dockets. These items were partially offset by the payment of the EWC LPT premium. The EWC LPT is further discussed in Note E to the Consolidated Financial Statements included under Part II, Item 8.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $1,228 million for 2021, as compared with $705 million for 2020. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
Net cash used by financing activities was $648 million and $902 million for 2021 and 2020. Financing activities for the periods presented include:
•In 2021, we paid dividends of $621 million and repurchased 377,615 shares of our common stock at an aggregate cost of $18 million.
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
CCC paid dividends of $880 million and $975 million to CNAF during 2021 and 2020.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue debt, equity or hybrid securities from time to time.

Common Stock Dividends
Cash dividends of $2.27 per share on our common stock, including a special cash dividend of $0.75 per share, were declared and paid in 2021. On February 4, 2022, our Board of Directors declared a quarterly cash dividend of $0.40 per share and a special cash dividend of $2.00 per share, payable March 10, 2022 to stockholders of record on February 22, 2022. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2021
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,300	$109	$977	$620	$1,594
Lease obligations (2)	297	42	67	47	141
Claim and claim adjustment expense reserves (3)	24,955	6,015	6,719	3,401	8,820
Future policy benefit reserves (4)	25,581	(301)	158	909	24,815
Total (5)	$54,133	$5,865	$7,921	$4,977	$35,370
(1)    Includes estimated future interest payments.
(2)    The lease obligations reflected above are not discounted.
(3)    The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2021. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(4)    The Future policy benefit reserves reflected above are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on our assessment of facts and circumstances known as of December 31, 2021. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(5)    Does not include investment commitments of approximately $1,230 million related to future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities.
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

December 31, 2021	Insurer Financial Strength Ratings	Senior Debt Ratings
A.M. Best	A	bbb+
Moody's	A2	Baa2
S&P	A+	A-
Fitch	A+	BBB+
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

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Consolidated Financial Statements included under Item 8.
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
Industry and General Market Factors
•the COVID-19 pandemic and measures to mitigate the spread of the virus may continue to result in increased claims and related litigation risk across our enterprise;
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
•general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create losses to our lines of business and inflationary pressures on medical care costs, construction costs and other economic sectors, as well as social inflation, that increase the severity of claims;
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

Regulatory and Legal Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, including with respect to cyber security protocols (which may be enhanced following completion of work relating to the sophisticated cyber incident sustained by the Company in March 2021 as discussed in Risk Factors, Part I, Item 1A of this report), legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2021 and 2020 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2021 and 2020, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2021 and 2020, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. For our limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of our portfolio and indices with similar strategies relative to the S&P 500.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2021 and 2020 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2021		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,380	$(3,061)	$(265)	$—
Equity securities	1,035	(28)	(1)	(27)
Limited partnership investments	1,859	—	—	(74)
Other invested assets	91	—	(8)	—
Mortgage loans (2)	1,018	(44)	—	—
Short term investments	1,990	(3)	(19)	—
Total assets	50,373	(3,136)	(293)	(101)
Derivative financial instruments, included in Other liabilities	(12)	35	—	—
Total	$50,361	$(3,101)	$(293)	$(101)
Long term debt (3)	$2,978	$(134)	$—	$—

December 31, 2020		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,631	$(2,963)	$(257)	$—
Equity securities	992	(30)	(1)	(23)
Limited partnership investments	1,619	—	—	(65)
Other invested assets	76	—	(6)	—
Mortgage loans (2)	1,151	(51)	—	—
Short term investments	1,907	(2)	(13)	—
Total assets	50,376	(3,046)	(277)	(88)
Derivative financial instruments, included in Other liabilities	(19)	20	—	—
Total	$50,357	$(3,026)	$(277)	$(88)
Long term debt (3)	$3,148	$(169)	$—	$—
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

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2021 and 2020 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2021		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,380	$(4,590)	$(530)	$—
Equity securities	1,035	(42)	(1)	(66)
Limited partnership investments	1,859	—	—	(186)
Other invested assets	91	—	(17)	—
Mortgage loans (2)	1,018	(65)	—	—
Short term investments	1,990	(4)	(37)	—
Total assets	50,373	(4,701)	(585)	(252)
Derivative financial instruments, included in Other liabilities	(12)	53	—	—
Total	$50,361	$(4,648)	$(585)	$(252)
Long term debt (3)	$2,978	$(202)	$—	$—

December 31, 2020		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,631	$(4,443)	$(513)	$—
Equity securities	992	(45)	(2)	(57)
Limited partnership investments	1,619	—	—	(162)
Other invested assets	76	—	(12)	—
Mortgage loans (2)	1,151	(76)	—	—
Short term investments	1,907	(3)	(26)	—
Total assets	50,376	(4,567)	(553)	(219)
Derivative financial instruments, included in Other liabilities	(19)	30	—	—
Total	$50,357	$(4,537)	$(553)	$(219)
Long term debt (3)	$3,148	$(254)	$—	$—
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2021	2020	2019
Revenues
Net earned premiums	$8,175	$7,649	$7,428
Net investment income	2,159	1,935	2,118
Net investment gains (losses)	120	(54)	29
Non-insurance warranty revenue	1,430	1,252	1,161
Other revenues	24	26	31
Total revenues	11,908	10,808	10,767
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	6,349	6,170	5,806
Amortization of deferred acquisition costs	1,443	1,410	1,383
Non-insurance warranty expense	1,328	1,159	1,082
Other operating expenses	1,191	1,126	1,142
Interest	113	122	131
Total claims, benefits and expenses	10,424	9,987	9,544
Income before income tax	1,484	821	1,223
Income tax expense	(282)	(131)	(223)
Net income	$1,202	$690	$1,000

Basic earnings per share	$4.42	$2.54	$3.68

Diluted earnings per share	$4.41	$2.53	$3.67

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.8	271.6	271.6
Diluted	272.8	272.4	272.5
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2021	2020	2019
Comprehensive Income (Loss)
Net income	$1,202	$690	$1,000
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(2)	—	—
Net unrealized gains and losses on other investments	(706)	720	948
Net unrealized gains and losses on investments	(708)	720	948
Foreign currency translation adjustment	(19)	47	39
Pension and postretirement benefits	244	(15)	(58)
Other comprehensive (loss) income, net of tax	(483)	752	929
Total comprehensive income	$719	$1,442	$1,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2021	2020
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $39,952 and $38,953, less allowance for credit loss of $18 and $40)	$44,380	$44,631
Equity securities at fair value (cost of $964 and $941)	1,035	992
Limited partnership investments	1,859	1,619
Other invested assets	91	76
Mortgage loans (less allowance for uncollectible receivables of $16 and $26)	973	1,068
Short term investments	1,990	1,907
Total investments	50,328	50,293
Cash	536	419
Reinsurance receivables (less allowance for uncollectible receivables of $21 and $21)	5,463	4,457
Insurance receivables (less allowance for uncollectible receivables of $29 and $33)	2,945	2,607
Accrued investment income	377	380
Deferred acquisition costs	737	708
Deferred income taxes	142	66
Property and equipment at cost (less accumulated depreciation of $255 and $231)	226	252
Goodwill	148	148
Deferred non-insurance warranty acquisition expense	3,476	3,068
Other assets	2,261	1,628
Total assets	$66,639	$64,026
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,174	$22,706
Unearned premiums	5,761	5,119
Future policy benefits	13,236	13,318
Long term debt	2,779	2,776
Deferred non-insurance warranty revenue	4,503	4,023
Other liabilities (includes $56 and $89 due to Loews Corporation)	3,377	3,377
Total liabilities	53,830	51,319
Commitments and contingencies (Notes B and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,363,999 and 271,391,603 shares outstanding)	683	683
Additional paid-in capital	2,215	2,211
Retained earnings	9,663	9,081
Accumulated other comprehensive income	320	803
Treasury stock (1,676,244 and 1,648,640 shares), at cost	(72)	(71)
Total stockholders’ equity	12,809	12,707
Total liabilities and stockholders' equity	$66,639	$64,026
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$1,202	$690	$1,000
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	47	(49)	(46)
Trading portfolio activity	20	(5)	(16)
Net investment (gains) losses	(120)	54	(29)
Equity method investees	(127)	(8)	11
Net amortization of investments	(81)	(67)	(89)
Depreciation and amortization	54	60	68
Changes in:
Receivables, net	(1,358)	(409)	137
Accrued investment income	3	16	(3)
Deferred acquisition costs	(30)	(43)	(26)
Insurance reserves	2,463	1,681	358
Other, net	(76)	(145)	(225)
Net cash flows provided by operating activities	1,997	1,775	1,140
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,816	5,904	5,842
Fixed maturity securities - maturities, calls and redemptions	4,464	3,760	2,997
Equity securities	316	355	214
Limited partnerships	246	373	479
Mortgage loans	190	74	143
Purchases:
Fixed maturity securities	(9,307)	(10,269)	(8,661)
Equity securities	(304)	(452)	(186)
Limited partnerships	(440)	(224)	(198)
Mortgage loans	(95)	(172)	(298)
Change in other investments	(6)	(8)	(11)
Change in short term investments	(83)	(39)	(535)
Purchases of property and equipment	(26)	(23)	(26)
Other, net	1	16	15
Net cash flows used by investing activities	(1,228)	(705)	(225)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(621)	(950)	(929)
Proceeds from the issuance of debt	—	495	496
Repayment of debt	—	(419)	(520)
Purchase of treasury stock	(18)	(18)	(23)
Other, net	(9)	(10)	(12)
Net cash flows used by financing activities	(648)	(902)	(988)
Effect of foreign exchange rate changes on cash	(4)	9	5
Net change in cash	117	177	(68)
Cash, beginning of year	419	242	310
Cash, end of period	$536	$419	$242
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2021	2020	2019
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,211	2,203	2,192
Stock-based compensation	4	8	11
Balance, end of year	2,215	2,211	2,203
Retained Earnings
Balance, beginning of year, as previously reported	9,081	9,348	9,277
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(5)	—
Balance, beginning of year, as adjusted	9,081	9,343	9,277
Dividends to common stockholders ($2.27, $3.48, and $3.40 per share)	(620)	(952)	(929)
Net income	1,202	690	1,000
Balance, end of year	9,663	9,081	9,348
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year, as previously reported	803	51	(878)
Other comprehensive (loss) income	(483)	752	929
Balance, end of year	320	803	51
Treasury Stock
Balance, beginning of year	(71)	(70)	(57)
Stock-based compensation	17	17	10
Purchase of treasury stock	(18)	(18)	(23)
Balance, end of year	(72)	(71)	(70)
Total stockholders' equity	$12,809	$12,707	$12,215
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of December 31, 2021.
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
Recently Adopted Accounting Standards Updates (ASU)
ASU 2016-13: In June 2016 the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance required changes to the recognition of credit losses on financial instruments not accounted for at fair value through the Company’s results of operations. For financial assets measured at cost, the expected credit loss model requires immediate recognition of estimated credit losses over the life of the asset and presentation of the asset at the net amount expected to be collected. This updated guidance applies to mortgage loan investments, reinsurance and insurance receivables and other financing receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment (OTTI) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write-down of amortized cost. Under the updated guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where the Company has an intent to sell, impairment will continue to result in a write-down of amortized cost.
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
The allowance for uncollectible reinsurance and insurance receivables was unchanged as a result of adopting the updated guidance. At adoption, an allowance for credit losses of $6 million was established for available-for-sale fixed maturity securities that were PCD assets, with a corresponding increase to amortized cost, resulting in no adjustment to the carrying value of the securities.
See the accounting policy discussion within this Note, as well as Notes B and G to the Consolidated Financial Statements for additional information regarding credit losses.

Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. Entities will be required to update cash flow assumptions (including morbidity and persistency) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted, and may be applied using either a modified retrospective transition method or a full retrospective transition method. Restatement of prior periods presented is required.
The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of shadow adjustments associated with long duration contracts. The Company expects the net impact of these changes will be a material decrease in Accumulated other comprehensive income as of the transition date. The requirement to update cash flow assumptions at least annually is expected to change the pattern of earnings emergence being recognized. Adoption will also significantly expand the Company’s disclosures, and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing GAAP, the new guidance will not impact capital and surplus under statutory accounting practices, related cash flows, or the underlying economics of the business.
The Company continues to make progress in connection with these matters and is in process of refining key accounting policy decisions, technology solutions and updates to internal controls associated with adoption of the new guidance. These in-progress activities include modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.
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
Insurance receivables include balances due currently or in the future, including amounts due from insureds related to paid losses under high deductible policies, and are presented at unpaid balances, net of an allowance for uncollectible receivables. A loss rate methodology is used to determine expected credit losses for premium receivables. This methodology uses the Company’s historical annual credit losses relative to gross premium written to develop a range of credit loss rates for each dollar of gross written premium underwritten. Additionally, an expected credit loss for amounts due from insureds under high deductible and retrospectively rated policies is calculated on a pool basis, informed by historical default rate data obtained from major rating agencies. Changes in the allowance are presented as a component of Other operating expenses on the Consolidated Statements of Operations. Amounts are considered past due based on policy payment terms. Insurance receivables and any related allowance are written off after collection efforts are exhausted or a negotiated settlement is reached. See the Credit Losses section of this note for additional information on the Company’s allowances for expected credit losses.
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.1 billion and $1.2 billion as of December 31, 2021 and 2020. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.4% and 6.5% as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the discounted reserves for unfunded structured settlements were $503 million and $520 million, net of discount of $621 million and $657 million. For the years ended December 31, 2021, 2020 and 2019, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $36 million, $35 million and $36 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2021 and 2020, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2021 and 2020, the discounted reserves for workers’ compensation lifetime claim reserves were $228 million and $258 million, net of discount of $97 million and $113 million. For the years ended December 31, 2021, 2020 and 2019, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $12 million, $15 million and $21 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
Long term care claim reserves for policyholders that are currently receiving benefits are calculated using mortality and morbidity assumptions based on Company and industry experience. These long term care claim reserves are discounted at a weighted average interest rate of 5.8% as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, such discounted reserves totaled $2.7 billion, net of discount of $428 million and $439 million.

Future policy benefit reserves: Future policy benefit reserves represent the active life reserves related to the Company's long term care policies for policyholders that are not currently receiving benefits and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked and the future policy benefit reserves are increased. The September 30, 2021 gross premium valuation (GPV) indicated that recorded reserves included a margin of approximately $72 million. Long term care active life reserves for policy holders not currently receiving benefits are discounted at a weighted average interest rate of 5.3% and 5.4% as of December 31, 2021 and 2020.
In circumstances where the cash flow projections supporting future policy benefit reserves are expected to result in profits being recognized in early future years followed by losses in later future years, the future policy benefit reserves are increased by an amount necessary to offset losses that are projected to be recognized in later future years. The Company has not recorded additional future policy benefit reserves for profits followed by losses.
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the liability balances were $79 million and $82 million.
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
Policyholder dividends: Policyholder dividends are paid to participating policyholders within the workers' compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 1% of total net written premiums for each of the years ended December 31, 2021, 2020 and 2019. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
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
To the extent that unrealized gains on fixed maturity securities supporting structured settlements not funded by annuities were realized, or that unrealized gains on fixed maturity securities supporting long term care products would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, decreased $296 million and increased $575 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, net unrealized gains on investments included in Accumulated other comprehensive income (AOCI) were correspondingly reduced by Shadow Adjustments of $2,477 million and $2,773 million, respectively.
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
An available-for-sale security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and allowance for credit losses. When a security is impaired, it is evaluated to determine whether the Company intends to sell the security before recovery of amortized cost or whether a credit loss exists. Losses on securities that the Company intends to sell are recognized as impairment losses within Net investment gains (losses) on the Consolidated Statements of Operations. If a credit loss exists, an allowance is established and the corresponding amount is recognized as an impairment loss within Net investment gains (losses) on the Consolidated Statements of Operations. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. In subsequent periods, the allowance is reviewed, with any changes in the allowance presented as a component of Net investment gains (losses) on the Consolidated Statements of Operations. Changes in the difference between the amortized cost basis, net of the allowance, and the fair value, are recognized in Other comprehensive income.
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
Non-insurance warranty revenue is reported net of any premiums related to contractual liability coverage issued by the Company's insurance operations. Additionally, the Company provides warranty administration services for dealer and manufacturer obligor warranty products, which include limited warranties and guaranteed asset protection waivers. The Company recognizes Non-insurance warranty revenue over the service period in proportion to the actuarially determined expected claims emergence pattern. Customers predominantly pay in full at the inception of the warranty contract. The liability for deferred revenue represents the unearned portion of revenue in advance of the Company's performance. The deferred revenue balance includes amounts which are refundable on a pro rata basis upon cancellation.
Dealers, retailers and agents earn commission for assisting the Company in obtaining non-insurance warranty contracts. Additionally, the Company utilizes third-parties to perform warranty administrator services for its consumer goods warranties. These costs, which are deferred and recorded as Deferred non-insurance warranty acquisition expense, are amortized to Non-insurance warranty expense consistent with how the related revenue is recognized. The Company evaluates deferred costs for recoverability including consideration of anticipated investment income. Adjustments to deferred costs, if necessary, are recorded in the current period results of operations.
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
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains (losses) of less than $(1) million, $13 million and $1 million were included in determining Net income for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2021, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
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
For the years ended December 31, 2021, 2020 and 2019, approximately 1 million, 770 thousand and 960 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, 1 thousand, 8 thousand and 1 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
Supplementary Cash Flow Information
Cash payments made for interest were $110 million, $124 million and $136 million for the years ended December 31, 2021, 2020 and 2019. Cash payments made for income taxes were $278 million, $108 million and $255 million for the years ended December 31, 2021, 2020 and 2019.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2021	2020	2019
Fixed maturity securities	$1,707	$1,728	$1,817
Equity securities	83	65	85
Limited partnership investments	362	121	180
Mortgage loans	61	57	51
Short term investments	1	9	34
Trading portfolio	9	18	9
Other	—	1	5
Gross investment income	2,223	1,999	2,181
Investment expense	(64)	(64)	(63)
Net investment income	$2,159	$1,935	$2,118
For the years ended December 31, 2021 and 2020, $28 million and $34 million of Net investment income was recognized due to the change in fair value of common stock still held as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company held less than $1 million of non-income producing fixed maturity securities. As of December 31, 2021 and 2020, the Company held $7 million and $0 of non-income producing mortgage loans. As of December 31, 2021 and 2020, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2021	2020	2019
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$186	$220	$125
Gross losses	(90)	(220)	(131)
Net investment gains (losses) on fixed maturity securities	96	—	(6)
Equity securities	4	(3)	66
Derivatives	6	(10)	(11)
Mortgage loans	10	(21)	—
Short term investments and other	4	(20)	(20)
Net investment gains (losses)	$120	$(54)	$29
For the years ended December 31, 2021 and 2020, $2 million of gains and $3 million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of December 31, 2021 and 2020, respectively. Short term investments and other included a $20 million loss for the year ended December 31, 2020 related to the redemption of the Company's $400 million senior notes due August 2021 and a $21 million loss for the year ended December 31, 2019 related to the redemption of the Company's $500 million senior notes due August 2020.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $369 million and $371 million as of December 31, 2021 and 2020 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	5	6	11

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	7	17	24
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	16	—	16
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(8)	1	(7)
Balance as of December 31, 2021	$11	$7	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2020	$—	$—	$—
Additions to the allowance for credit losses:
Impact of adopting ASC 326	6	—	6
Securities for which credit losses were not previously recorded	67	12	79
Available-for-sale securities accounted for as PCD assets	5	—	5

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	22	—	22
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(32)	5	(27)
Balance as of December 31, 2020	$23	$17	$40

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Years ended December 31
(In millions)	2021	2020	2019
Fixed maturity securities available-for-sale:
Corporate and other bonds	$11	$87	$33
Asset-backed	20	24	11
Impairment (gains) losses recognized in earnings	$31	$111	$44
For the years ended December 31, 2021 and 2020, the Company also recognized $10 million of gains and $21 million of losses related to mortgage loans primarily due to changes in expected credit losses.
The net change in unrealized gains on investments, which consists solely of the change in unrealized gains on fixed maturity securities, was $(1,272) million, $1,637 million and $2,620 million for the years ended December 31, 2021, 2020 and 2019.

The following tables present a summary of fixed maturity securities.

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14	—	11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8	—	2,956
Commercial mortgage-backed	1,987	63	19	—	2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government-sponsored enterprises	132	1	3	—	130
Foreign government	570	15	2	—	583
Total fixed maturity securities available-for-sale	39,945	4,558	112	18	44,373
Total fixed maturity securities trading	7	—	—	—	7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

December 31, 2020	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$20,792	$3,578	$22	$23	$24,325
States, municipalities and political subdivisions	9,729	1,863	—	—	11,592
Asset-backed:
Residential mortgage-backed	3,442	146	1	—	3,587
Commercial mortgage-backed	1,933	93	42	17	1,967
Other asset-backed	2,179	81	9	—	2,251
Total asset-backed	7,554	320	52	17	7,805
U.S. Treasury and obligations of government-sponsored enterprises	339	2	3	—	338
Foreign government	512	32	—	—	544
Total fixed maturity securities available-for-sale	38,926	5,795	77	40	44,604
Total fixed maturity securities trading	27	—	—	—	27
Total fixed maturity securities	$38,953	$5,795	$77	$40	$44,631

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14	—	—	730	14
Asset-backed:
Residential mortgage-backed	1,043	8	—	—	1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62	—	902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5	—	74	3
Foreign government	97	2	—	—	97	2
Total	$5,695	$92	$370	$20	$6,065	$112

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$609	$21	$12	$1	$621	$22
States, municipalities and political subdivisions	33	—	—	—	33	—
Asset-backed:
Residential mortgage-backed	71	1	11	—	82	1
Commercial mortgage-backed	533	40	28	2	561	42
Other asset-backed	344	9	13	—	357	9
Total asset-backed	948	50	52	2	1,000	52
U.S. Treasury and obligations of government-sponsored enterprises	63	3	—	—	63	3
Foreign government	13	—	—	—	13	—
Total	$1,666	$74	$64	$3	$1,730	$77
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2021 securities in a gross unrealized loss position table above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors. The Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of December 31, 2021.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2021		2020
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,603	$1,624	$1,456	$1,458
Due after one year through five years	10,637	11,229	12,304	13,098
Due after five years through ten years	13,294	14,338	12,319	13,878
Due after ten years	14,411	17,182	12,847	16,170
Total	$39,945	$44,373	$38,926	$44,604
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2021 and 2020 was $1,859 million and $1,619 million, which includes net undistributed earnings of $266 million and $235 million. Limited partnerships comprising 32% of the total carrying value are reported on a current basis through December 31, 2021 with no reporting lag, 6% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 68% and 49% of the carrying value as of December 31, 2021 and 2020 were invested in private debt and equity. Limited partnerships comprising 32% and 51% of the carrying value as of December 31, 2021 and 2020 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.
The ten largest limited partnership positions held totaled $665 million and $775 million as of December 31, 2021 and 2020. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% and 2% of the aggregate partnership equity as of December 31, 2021 and 2020, and the related income reflected on the Consolidated Statements of Operations represents approximately 2%, 2% and 2% of the changes in aggregate partnership equity for the years ended December 31, 2021, 2020 and 2019.
There are risks inherent in limited partnership investments which may result in losses due to short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

The Company’s private debt, private equity and other non-hedge fund limited partnership investments generally do not permit voluntary withdrawals. The Company’s hedge fund limited partnership investments contain withdrawal provisions that generally limit liquidity for a period of thirty days up to one year or longer. Typically, hedge fund withdrawals require advance written notice of up to 90 days.

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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2021 and 2020.
There was no cash collateral provided by the Company or cash collateral received from counterparties as of December 31, 2021 or 2020.
The Company holds an embedded derivative on a funds withheld liability with a notional value of $270 million and $190 million and a fair value of $(12) million and $(19) million as of December 31, 2021 and 2020. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of December 31, 2021, the Company had commitments to purchase or fund approximately $1,230 million and sell approximately $90 million under the terms of these investments.
Investments on Deposit
Securities with carrying values of approximately $3.0 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2021 and 2020.
Cash and securities with carrying values of approximately $1.2 billion and $1.1 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2021 and 2020.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination.

December 31, 2021	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2021	2020	2019	2018	2017	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$2	$75	$6	$38	$99	$181	$401
LTV 55% to 65%	5	38	15	17	—	24	99
LTV greater than 65%	17	—	8	—	—	—	25
DSCR 1.2x - 1.6x
LTV less than 55%	14	14	95	—	5	42	170
LTV 55% to 65%	36	—	—	24	10	—	70
LTV greater than 65%	—	24	—	—	8	—	32
DSCR ≤1.2
LTV less than 55%	—	—	35	—	30	—	65
LTV 55% to 65%	—	—	28	—	—	—	28
LTV greater than 65%	21	9	62	—	—	7	99
Total	$95	$160	$249	$79	$152	$254	$989
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of December 31, 2021, accrued interest receivable on mortgage loans totaled $3 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

December 31, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$140	$23,775	$937	$24,852
States, municipalities and political subdivisions	—	11,887	56	11,943
Asset-backed	—	7,029	556	7,585
Total fixed maturity securities	140	42,691	1,549	44,380
Equity securities:
Common stock	220	—	13	233
Non-redeemable preferred stock	65	721	16	802
Total equity securities	285	721	29	1,035
Short term and other	1,798	74	—	1,872
Total assets	$2,223	$43,486	$1,578	$47,287
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

December 31, 2020				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$355	$24,109	$770	$25,234
States, municipalities and political subdivisions	—	11,546	46	11,592
Asset-backed	—	7,497	308	7,805
Total fixed maturity securities	355	43,152	1,124	44,631
Equity securities:
Common stock	175	—	20	195
Non-redeemable preferred stock	68	722	7	797
Total equity securities	243	722	27	992
Short term and other	1,761	28	—	1,789
Total assets	$2,359	$43,902	$1,151	$47,412
Liabilities
Other liabilities	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(10)	—	—	(2)	(12)
Reported in Net investment income	—	—	7	2	9
Reported in Other comprehensive income (loss)	(32)	(1)	(10)	—	(43)
Total realized and unrealized investment gains (losses)	(42)	(1)	(3)	—	(46)
Purchases	312	12	287	1	612
Sales	(3)	—	(9)	(20)	(32)
Settlements	(68)	(1)	(61)	—	(130)
Transfers into Level 3	20	—	109	21	150
Transfers out of Level 3	(52)	—	(75)	—	(127)
Balance as of December 31, 2021	$937	$56	$556	$29	$1,578
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$(2)	$(2)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2021 recognized in Other comprehensive income (loss) in the period	(32)	(1)	(11)	—	(44)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2020	$468	$—	$165	$18	$651
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(1)	(4)	(4)
Reported in Net investment income	—	—	2	(2)	—
Reported in Other comprehensive income (loss)	43	1	16	—	60
Total realized and unrealized investment gains (losses)	44	1	17	(6)	56
Purchases	264	45	154	15	478
Sales	(3)	—	(9)	—	(12)
Settlements	(13)	—	(32)	—	(45)
Transfers into Level 3	10	—	30	—	40
Transfers out of Level 3	—	—	(17)	—	(17)
Balance as of December 31, 2020	$770	$46	$308	$27	$1,151
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2020 recognized in Net income (loss) in the period	$—	$—	$—	$(6)	$(6)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2020 recognized in Other comprehensive income (loss) in the period	43	1	18	—	62
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
Short Term and Other Invested Assets
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes non-U.S. government securities and commercial paper, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
As of December 31, 2021 and December 31, 2020, there were $74 million and $71 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

December 31, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2020	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$966	Discounted cash flow	Credit spread	1% - 8% (3%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$973	$—	$—	$1,018	$1,018
Liabilities
Long term debt	$2,779	$—	$2,978	$—	$2,978

December 31, 2020	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,068	$—	$—	$1,151	$1,151
Liabilities
Long term debt	$2,776	$—	$3,148	$—	$3,148
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
For the years ended December 31, 2021, 2020 and 2019, the Company paid $238 million, $65 million and $239 million to Loews related to federal income taxes.
For 2019 through 2021, Loews and the Company participated in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducted a real-time audit and worked contemporaneously with the Company to resolve any issues prior to the filing of the 2019 tax return. The 2019 examination has been completed. For 2020 and 2021, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any.
As of December 31, 2021 and 2020, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2021, 2020 and 2019 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2021 or 2020.
The following table presents a reconciliation between the Company's income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2021	2020	2019
Income tax expense at statutory rates	$(312)	$(172)	$(257)
Tax benefit from tax exempt income	51	52	53
Foreign taxes and credits	(3)	2	(1)
State income tax expense	(13)	(6)	(14)
Other tax expense	(5)	(7)	(4)
Income tax expense	$(282)	$(131)	$(223)
As of December 31, 2021, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2021	2020	2019
Current tax expense	$(235)	$(180)	$(269)
Deferred tax (expense) benefit	(47)	49	46
Total income tax expense	$(282)	$(131)	$(223)
Total income tax presented above includes foreign tax expense of approximately $18 million, $16 million and $19 million related to pretax income from foreign operations of approximately $124 million, $45 million and $43 million for the years ended December 31, 2021, 2020 and 2019.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2021	2020
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$173	$157
Unearned premium reserves	193	174
Deferred Revenue	64	62
Employee benefits	46	122
Deferred retroactive reinsurance benefit	90	83
Other assets	88	92
Gross deferred tax assets	654	690
Deferred Tax Liabilities:
Investment valuation differences	93	28
Deferred acquisition costs	99	93
Net unrealized gains	272	453
Software and hardware	27	31
Other liabilities	21	19
Gross deferred tax liabilities	512	624
Net deferred tax asset	$142	$66
As of December 31, 2021, the CNA Tax Group had no loss carryforwards and no tax credit carryforward. The foreign operations had loss carryforwards of $138 million, of which $1 million expires in 2035 and $137 million has no expiration. The foreign operations had a tax credit carryforward of $4 million, which has no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2021 or 2020.

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

As of December 31
(In millions)	2021
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$5,265
Commercial	8,065
International	1,940
Life & Group (1)	3,641
Corporate & Other	294
Total net claim and claim adjustment expenses	19,205
Reinsurance receivables: (2)
Specialty	1,168
Commercial	825
International	340
Life & Group	113
Corporate & Other (3)	2,523
Total reinsurance receivables	4,969
Total gross liability for unpaid claim and claim adjustment expenses	$24,174
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

As of or for the years ended December 31
(In millions)	2021	2020	2019
Reserves, beginning of year:
Gross	$22,706	$21,720	$21,984
Ceded	4,005	3,835	4,019
Net reserves, beginning of year	18,701	17,885	17,965
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	(632)	—	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,970	5,793	5,356
Increase (decrease) in provision for insured events of prior years	(104)	(119)	(127)
Amortization of discount	174	183	184
Total net incurred (1)	6,040	5,857	5,413
Net payments attributable to:
Current year events	(1,014)	(948)	(992)
Prior year events	(3,830)	(4,216)	(4,584)
Total net payments	(4,844)	(5,164)	(5,576)
Foreign currency translation adjustment and other	(60)	123	83
Net reserves, end of year	19,205	18,701	17,885
Ceded reserves, end of year	4,969	4,005	3,835
Gross reserves, end of year	$24,174	$22,706	$21,720
(1) Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the Excess Workers' Compensation LPT, uncollectible reinsurance and benefit expenses related to future policy benefits, which are not reflected in the table above.

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
•Bornhuetter-Ferguson paid loss: The Bornhuetter-Ferguson paid loss method is a combination of the paid development approach and the loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method.
•Bornhuetter-Ferguson incurred loss: The Bornhuetter-Ferguson incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses.
•Frequency times severity: The frequency times severity method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates.
•Stochastic modeling: The stochastic modeling produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company's actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of the Company's products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company may not assign much, if any weight to the paid and incurred development methods. The Company may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because the Company's history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, the

Company may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation.
The Company's reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and the Company's view of applicable law and coverage litigation.

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,578	$3,184	$859	$3,383	$1,551	$10,555
Gross IBNR Reserves	4,855	5,706	1,421	371	1,266	13,619
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,433	$8,890	$2,280	$3,754	$2,817	$24,174
Net Case Reserves	$1,338	$2,850	$744	$3,291	$146	$8,369
Net IBNR Reserves	3,927	5,215	1,196	350	148	10,836
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,265	$8,065	$1,940	$3,641	$294	$19,205

December 31, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,567	$3,215	$892	$3,406	$1,614	$10,694
Gross IBNR Reserves	4,181	5,035	1,199	337	1,260	12,012
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,748	$8,250	$2,091	$3,743	$2,874	$22,706
Net Case Reserves	$1,410	$2,885	$777	$3,298	$560	$8,930
Net IBNR Reserves	3,488	4,590	1,045	317	331	9,771
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,898	$7,475	$1,822	$3,615	$891	$18,701
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2021	2020	2019
Pretax (favorable) unfavorable development:
Specialty	$(45)	$(61)	$(92)
Commercial	(6)	(7)	(40)
International	2	(2)	21
Corporate & Other	60	50	38
Total pretax (favorable) unfavorable development	$11	$(20)	$(73)
Unfavorable development of $60 million and $50 million was recorded within the Corporate & Other segment for the years ended 2021 and 2020 due to higher than expected emergence in mass tort exposures in older accident years primarily related to abuse. Unfavorable development of $38 million was recorded within the Corporate & Other segment for the year ended 2019 primarily due to higher than expected emergence in environmental mass tort exposures in older accident years.

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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2020 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2021 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2021	2020	2019
Pretax (favorable) unfavorable development:
Medical Professional Liability	$23	$35	$75
Other Professional Liability and Management Liability	24	(15)	(69)
Surety	(73)	(69)	(92)
Warranty	(14)	(7)	(15)
Other	(5)	(5)	9
Total pretax (favorable) unfavorable development	$(45)	$(61)	$(92)
2021
Unfavorable development in medical professional liability was due to higher than expected large loss activity in recent accident years.
Unfavorable development in other professional liability and management liability was due to higher than expected frequency of large losses in multiple accident years, and higher than expected claim severity and frequency in the Company’s cyber business in recent accident years.
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

As of December 31
(In millions)	2021
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,556
Other Professional Liability and Management Liability	3,159
Surety	406
Warranty	44
Other	100
Total net liability for unpaid claim and claim adjustment expenses	$5,265

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$464	$469	$508	$498	$493	$484	$493	$499	$497	$497	$4	17,755
2013		462	479	500	513	525	535	545	531	530	11	19,565
2014			450	489	537	530	535	529	527	524	8	19,800
2015				433	499	510	494	488	510	501	28	18,170
2016					427	487	485	499	508	510	24	16,085
2017						412	449	458	460	455	41	15,197
2018							404	429	431	448	60	14,997
2019								430	445	458	156	13,804
2020									477	476	347	9,935
2021										377	337	6,761
									Total	$4,776	$1,016
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$14	$117	$221	$323	$388	$427	$457	$479	$482	$487
2013		17	119	255	355	414	462	495	508	512
2014			23	136	258	359	417	472	489	497
2015				22	101	230	313	384	420	444
2016					18	121	246	339	401	436
2017						19	107	235	308	355
2018							21	115	211	290
2019								17	91	183
2020									11	61
2021										11
									Total	$3,276
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,500
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										28
Liability for unallocated claim adjustment expenses for accident years presented										28
Total net liability for unpaid claim and claim adjustment expenses										$1,556
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total
Accident Year
2012	$5	$39	$(10)	$(5)	$(9)	$9	$6	$(2)	$—	$33
2013		17	21	13	12	10	10	(14)	(1)	68
2014			39	48	(7)	5	(6)	(2)	(3)	74
2015				66	11	(16)	(6)	22	(9)	68
2016					60	(2)	14	9	2	83
2017						37	9	2	(5)	43
2018							25	2	17	44
2019								15	13	28
2020									(1)	(1)
Total net development for the accident years presented above							52	32	13
Total net development for accident years prior to 2012							21	3	3
Total unallocated claim adjustment expense development							2	—	7
Total							$75	$35	$23
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$923	$909	$887	$878	$840	$846	$833	$831	$850	$848	$18	18,506
2013		884	894	926	885	866	863	850	846	833	30	17,950
2014			878	898	885	831	835	854	845	841	37	17,577
2015				888	892	877	832	807	813	836	41	17,436
2016					901	900	900	904	907	891	84	17,968
2017						847	845	813	791	775	152	18,159
2018							850	864	869	906	202	19,926
2019								837	845	856	283	19,357
2020									930	944	568	19,095
2021										1,037	911	15,487
									Total	$8,767	$2,326
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$56	$248	$400	$573	$651	$711	$755	$792	$812	$816
2013		54	249	447	618	702	754	771	779	787
2014			51	223	392	515	647	707	743	787
2015				60	234	404	542	612	677	725
2016					64	248	466	625	701	736
2017						57	222	394	498	557
2018							54	282	473	599
2019								64	263	422
2020									67	248
2021										58
									Total	$5,735
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,032
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										74
Liability for unallocated claim adjustment expenses for accident years presented										53
Total net liability for unpaid claim and claim adjustment expenses										$3,159
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total
Accident Year
2012	$(14)	$(22)	$(9)	$(38)	$6	$(13)	$(2)	$19	$(2)	$(75)
2013		10	32	(41)	(19)	(3)	(13)	(4)	(13)	(51)
2014			20	(13)	(54)	4	19	(9)	(4)	(37)
2015				4	(15)	(45)	(25)	6	23	(52)
2016					(1)	—	4	3	(16)	(10)
2017						(2)	(32)	(22)	(16)	(72)
2018							14	5	37	56
2019								8	11	19
2020									14	14
Total net development for the accident years presented above							(35)	6	34
Total net development for accident years prior to 2012							(20)	(21)	(12)
Total unallocated claim adjustment expense development							(14)	—	2
Total							$(69)	$(15)	$24
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$120	$122	$98	$70	$52	$45	$39	$38	$37	$36	$1	5,586
2013		120	121	115	106	91	87	83	82	82	2	5,088
2014			123	124	94	69	60	45	45	43	1	5,118
2015				131	131	104	79	63	58	53	9	5,055
2016					124	124	109	84	67	64	10	5,521
2017						120	115	103	84	71	9	5,795
2018							114	108	91	62	19	6,097
2019								119	112	98	44	5,816
2020									128	119	104	4,006
2021										137	129	2,592
									Total	$765	$328
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$5	$32	$34	$35	$35	$36	$37	$37	$36	$36
2013		16	40	69	78	78	78	77	78	79
2014			7	30	38	36	38	38	39	39
2015				7	26	38	40	42	44	42
2016					5	37	45	45	43	43
2017						23	37	41	46	49
2018							5	25	34	39
2019								12	34	44
2020									4	20
2021										5
									Total	$396
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$369
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										17
Liability for unallocated claim adjustment expenses for accident years presented										20
Total net liability for unpaid claim and claim adjustment expenses										$406
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total
Accident Year
2012	$2	$(24)	$(28)	$(18)	$(7)	$(6)	$(1)	$(1)	$(1)	$(84)
2013		1	(6)	(9)	(15)	(4)	(4)	(1)	—	(38)
2014			1	(30)	(25)	(9)	(15)	—	(2)	(80)
2015				—	(27)	(25)	(16)	(5)	(5)	(78)
2016					—	(15)	(25)	(17)	(3)	(60)
2017						(5)	(12)	(19)	(13)	(49)
2018							(6)	(17)	(29)	(52)
2019								(7)	(14)	(21)
2020									(9)	(9)
Total net development for the accident years presented above							(79)	(67)	(76)
Total net development for accident years prior to 2012							(3)	(2)	3
Total unallocated claim adjustment expense development							(10)	—	—
Total							$(92)	$(69)	$(73)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2021	2020	2019
Pretax (favorable) unfavorable development:
Commercial Auto	$53	$33	$(25)
General Liability	15	15	16
Workers' Compensation	(82)	(96)	(13)
Property and Other	8	41	(18)
Total pretax (favorable) unfavorable development	$(6)	$(7)	$(40)
2021
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s middle market and construction businesses in multiple accident years.
Unfavorable development in general liability was due to higher than expected claim severity in the Company’s construction and umbrella businesses in multiple accident years.
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
Unfavorable development in general liability was driven by higher than expected large loss emergence in the Company's umbrella business in multiple accident years.
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

As of December 31
(In millions)	2021
Net Claim and claim adjustment expenses:
Commercial Auto	$673
General Liability	2,911
Workers' Compensation	3,850
Property and Other	631
Total net liability for claim and claim adjustment expenses	$8,065

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$275	$289	$299	$303	$307	$299	$299	$297	$296	$295	$1	46,288
2013		246	265	265	249	245	245	241	241	241	2	39,430
2014			234	223	212	205	205	201	201	202	2	33,628
2015				201	199	190	190	183	181	183	3	30,427
2016					198	186	186	186	190	195	3	30,449
2017						199	198	200	221	232	5	30,940
2018							229	227	227	245	8	34,292
2019								257	266	289	31	37,142
2020									310	303	107	28,837
2021										397	271	27,182
									Total	$2,582	$433
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$78	$160	$220	$259	$282	$285	$290	$291	$291	$292
2013		74	135	168	200	225	234	238	239	239
2014			64	102	137	166	187	196	198	199
2015				52	96	130	153	172	175	178
2016					52	93	126	154	175	185
2017						58	107	150	178	203
2018							66	128	175	212
2019								77	147	203
2020									71	134
2021										83
									Total	$1,928
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$654
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										5
Liability for unallocated claim adjustment expenses for accident years presented										14
Total net liability for unpaid claim and claim adjustment expenses										$673
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total
Accident Year
2012	$14	$10	$4	$4	$(8)	$—	$(2)	$(1)	$(1)	$20
2013		19	—	(16)	(4)	—	(4)	—	—	(5)
2014			(11)	(11)	(7)	—	(4)	—	1	(32)
2015				(2)	(9)	—	(7)	(2)	2	(18)
2016					(12)	—	—	4	5	(3)
2017						(1)	2	21	11	33
2018							(2)	—	18	16
2019								9	23	32
2020									(7)	(7)
Total net development for the accident years presented above							(17)	31	52
Total net development for accident years prior to 2012							(7)	2	1
Total unallocated claim adjustment expense development							(1)	—	—
Total							$(25)	$33	$53
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$587	$611	$639	$636	$619	$635	$635	$630	$632	$632	$20	35,313
2013		650	655	650	655	613	623	620	623	624	24	33,706
2014			653	658	654	631	635	658	659	659	28	28,064
2015				581	576	574	589	600	602	617	42	24,118
2016					623	659	667	671	673	683	68	24,511
2017						632	632	632	634	630	67	22,195
2018							653	644	646	639	205	19,917
2019								680	682	682	330	18,602
2020									723	722	516	13,028
2021										782	706	9,759
									Total	$6,670	$2,006
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$28	$132	$247	$374	$454	$510	$559	$579	$597	$602
2013		31	128	240	352	450	510	551	572	582
2014			31	119	247	376	481	547	569	607
2015				19	110	230	357	446	501	530
2016					32	163	279	407	481	524
2017						23	118	250	399	471
2018							33	107	228	307
2019								25	98	181
2020									23	99
2021										26
									Total	$3,929
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,741
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										119
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$2,911
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total
Accident Year
2012	$24	$28	$(3)	$(17)	$16	$—	$(5)	$2	$—	$45
2013		5	(5)	5	(42)	10	(3)	3	1	(26)
2014			5	(4)	(23)	4	23	1	—	6
2015				(5)	(2)	15	11	2	15	36
2016					36	8	4	2	10	60
2017						—	—	2	(4)	(2)
2018							(9)	2	(7)	(14)
2019								2	—	2
2020									(1)	(1)
Total net development for the accident years presented above							21	16	14
Total net development for accident years prior to 2012							(4)	(1)	(1)
Total unallocated claim adjustment expense development							(1)	—	2
Total							$16	$15	$15
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$601	$627	$659	$669	$678	$673	$671	$668	$663	$664	$66	42,804
2013		537	572	592	618	593	582	561	552	548	91	38,867
2014			467	480	479	452	450	446	439	448	105	33,502
2015				422	431	406	408	394	382	372	101	31,894
2016					426	405	396	382	366	355	104	31,981
2017						440	432	421	400	402	92	33,121
2018							450	440	428	415	104	34,851
2019								452	449	437	134	34,248
2020									477	466	228	29,188
2021										468	300	25,711
									Total	$4,575	$1,325
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$87	$232	$342	$416	$470	$509	$524	$536	$538	$541
2013		80	213	300	370	417	419	411	414	417
2014			61	159	215	258	282	290	297	306
2015				51	131	180	212	231	243	251
2016					53	129	169	198	219	227
2017						63	151	207	243	265
2018							68	163	229	259
2019								71	169	223
2020									65	147
2021										67
									Total	$2,703
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,872
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										1,941
Other (2)										(14)
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$3,850
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total
Accident Year
2012	$26	$32	$10	$9	$(5)	$(2)	$(3)	$(5)	$1	$63
2013		35	20	26	(25)	(11)	(21)	(9)	(4)	11
2014			13	(1)	(27)	(2)	(4)	(7)	9	(19)
2015				9	(25)	2	(14)	(12)	(10)	(50)
2016					(21)	(9)	(14)	(16)	(11)	(71)
2017						(8)	(11)	(21)	2	(38)
2018							(10)	(12)	(13)	(35)
2019								(3)	(12)	(15)
2020									(11)	(11)
Total net development for the accident years presented above							(77)	(85)	(49)
Adjustment for development on a discounted basis							3	2	2
Total net development for accident years prior to 2012							38	(13)	(35)
Total unallocated claim adjustment expense development							23	—	—
Total							$(13)	$(96)	$(82)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2021	2020	2019
Pretax (favorable) unfavorable development:
Commercial	$(35)	(2)	$(8)
Specialty	36	3	37
Other	1	(3)	(8)
Total pretax (favorable) unfavorable development	$2	$(2)	$21
(1) Effective December 31, 2021 the International lines of business were consolidated to align with domestic operations. Prior period information has been conformed to the new line of business presentation.
2021
Favorable development in commercial was due to lower than expected loss emergence across multiple accident years.
Unfavorable development in specialty was due to higher than expected claim severity in the Company’s medical treatment and professional liability businesses in multiple accident years.
2019
Unfavorable development in specialty was primarily driven by professional indemnity within Europe financial lines in accident years 2017 and 2018 due to potential design and construct exposures.

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2021
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,400
Hardy	540
Total net liability for claim and claim adjustment expenses	$1,940

International, Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2021
(In millions, except reported claims data)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$278	$285	$269	$262	$261	$254	$247	$241	$236	$250	$16	24,998
2013		285	301	293	273	269	260	251	247	251	12	23,967
2014			288	303	303	291	283	300	301	294	16	24,946
2015				301	317	316	298	292	294	297	27	23,357
2016					296	315	300	297	287	302	37	17,776
2017						312	378	401	393	388	84	18,470
2018							384	402	407	406	81	20,726
2019								357	371	368	91	17,974
2020									398	389	184	13,909
2021										426	297	10,401
									Total	$3,371	$845
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$46	$117	$151	$172	$188	$200	$210	$213	$215	$218
2013		51	116	144	161	176	186	206	218	224
2014			54	126	154	173	190	211	245	250
2015				58	137	168	189	213	228	239
2016					68	136	164	188	200	223
2017						67	152	193	223	247
2018							94	173	221	252
2019								76	171	209
2020									62	133
2021										58
Total										$2,053
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,318
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										47
Liability for unallocated claim adjustment expenses for accident years presented										35
Total net liability for unpaid claim and claim adjustment expenses										$1,400
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total (2)
Accident Year
2012	$7	$(16)	$(7)	$(1)	$(7)	$(7)	$(6)	$(5)	$14	$(28)
2013		16	(8)	(20)	(4)	(9)	(9)	(4)	4	(34)
2014			15	—	(12)	(8)	17	1	(7)	6
2015				16	(1)	(18)	(6)	2	3	(4)
2016					19	(15)	(3)	(10)	15	6
2017						66	23	(8)	(5)	76
2018							18	5	(1)	22
2019								14	(3)	11
2020									(9)	(9)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2021 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 101 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31				Calendar Year									As of December 31, 2021
(In millions, except reported claims data)	Net Claim and Allocated Claim Adjustment Expense Reserves at Acquisition	Net Incurred Claim and Allocated Claim Adjustment Expenses in 2012(1)(2)	Total Acquired Net Claim and Allocated Claim Adjustment Expense Reserves and 2012 Incurreds	2013(1)(2)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative Number of Claims
Accident Year
2012	$34	$71	$105	$105	$112	$120	$113	$114	$116	$115	$113	$114	$(3)	7,045
2013				132	147	139	140	142	145	146	146	144	7	7,893
2014					186	184	178	171	172	173	172	169	(6)	8,493
2015						191	181	179	180	178	180	181	(1)	9,669
2016							231	249	238	226	228	222	(1)	10,746
2017								246	256	244	246	253	8	13,029
2018									275	306	310	316	36	14,868
2019										224	228	223	42	10,891
2020											215	205	87	5,963
2021												181	128	2,244
											Total	$2,008	$297
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2012(1)	2013(1)(2)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
Accident Year
2012	$14	$80	$100	$109	$107	$109	$110	$111	$112	$115
2013		38	102	122	128	132	135	139	140	141
2014			56	124	142	152	157	163	165	166
2015				30	99	130	146	158	166	164
2016					64	146	174	183	196	208
2017						53	152	185	207	215
2018							55	176	205	236
2019								44	104	142
2020									28	79
2021										13
Total										$1,479
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$529
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2012										3
Liability for unallocated claim adjustment expenses for accident years presented										8
Total net liability for unpaid claim and claim adjustment expenses										$540
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2013(1)(2)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Total(3)
Accident Year
2012	$—	$7	$8	$(7)	$1	$2	$(1)	$(2)	$1	$9
2013		15	(8)	1	2	3	1	—	(2)	12
2014			(2)	(6)	(7)	1	1	(1)	(3)	(17)
2015				(10)	(2)	1	(2)	2	1	(10)
2016					18	(11)	(12)	2	(6)	(9)
2017						10	(12)	2	7	7
2018							31	4	6	41
2019								4	(5)	(1)
2020									(10)	(10)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Data presented for this calendar year is post-acquisition of Hardy.
(3) The amounts included in the loss reserve development tables above are presented at the year-end 2021 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 101 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2021 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10
Specialty
Medical Professional Liability	3.6%	18.3%	23.7%	18.2%	12.0%	8.3%	5.1%	2.8%	0.7%	1.0%
Other Professional Liability and Management Liability	6.7%	21.9%	21.1%	16.7%	9.9%	6.4%	4.3%	3.5%	1.7%	0.5%
Surety(1)	14.1%	48.7%	18.9%	2.6%	1.1%	1.3%	—%	0.4%	(0.8)%	—%

Commercial
Commercial Auto	26.7%	23.2%	18.0%	13.6%	10.1%	3.2%	1.5%	0.4%	—%	0.3%
General Liability	4.1%	14.1%	18.0%	19.0%	13.5%	8.7%	5.6%	4.1%	2.2%	0.8%
Workers' Compensation	14.7%	21.7%	13.9%	9.5%	6.4%	2.7%	1.1%	1.5%	0.4%	0.5%

International
International - Excluding Hardy	19.0%	23.7%	10.8%	7.4%	6.1%	5.7%	6.8%	2.6%	1.6%	1.2%
International - Hardy (2)	20.4%	36.1%	13.4%	6.9%	4.4%	3.9%	1.0%	0.6%	0.7%
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2021	2020	2019
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$143	$125	$150
Provision for uncollectible third-party reinsurance on A&EP	(5)	(25)	(25)
Total additional amounts ceded under LPT	138	100	125
Retroactive reinsurance benefit recognized	(107)	(94)	(107)
Pretax impact of deferred retroactive reinsurance	$31	$6	$18
Net unfavorable prior year development of $143 million, $125 million and $150 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2021, 2020 and 2019. The unfavorable development in 2021, 2020 and 2019 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. Additionally, in 2021, 2020 and 2019, the Company released $5 million, $25 million and $25 million of its provision for uncollectible third-party reinsurance.
As of December 31, 2021 and 2020, the cumulative amounts ceded under the LPT were $3.4 billion and $3.3 billion. The unrecognized deferred retroactive reinsurance benefit was $429 million and $398 million as of December 31, 2021 and 2020 and is included within Other liabilities on the Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.1 billion as of December 31, 2021. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Excess Workers' Compensation LPT
On February 5, 2021, CCC completed a transaction with Cavello Bay Reinsurance Limited (Cavello), a subsidiary of Enstar Group Limited, under which certain legacy excess workers' compensation (EWC) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, the Company ceded approximately $690 million of net EWC claim and allocated claim adjustment expense reserves to Cavello under an LPT with an aggregate limit of $1 billion. The Company paid Cavello a reinsurance premium of $697 million, less claims paid between January 1, 2020 and the closing date of the agreement of $64 million. After transaction costs, the Company recognized an after-tax loss of approximately $12 million in the Corporate & Other segment in the first quarter of 2021 related to the EWC LPT.
As of December 31, 2021, the cumulative amount ceded under the EWC LPT was $690 million.
Cavello established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $634 million as of December 31, 2021.

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
The Company completed its annual claim reserve reviews in the third quarter of 2021, 2020 and 2019 resulting in $40 million, $37 million and $56 million pretax reductions in long term care reserves primarily due to lower claim severity than anticipated in the reserve estimates. The Company's 2021 and 2020 annual claim reserve reviews also resulted in $2 million and $46 million pretax increases in the structured settlement claim reserves primarily due to lower discount rate assumptions and mortality assumption changes.
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
The GPV for the long term care future policy benefit reserves, performed in the third quarter of 2021, indicated that recorded reserves included a pretax margin of approximately $72 million.
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
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2021, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2021	2020
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$4,969	$4,005
Ceded future policy benefits	288	263
Reinsurance receivables related to paid losses	227	210
Reinsurance receivables	5,484	4,478
Allowance for uncollectible reinsurance	(21)	(21)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$5,463	$4,457
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

(In millions)	December 31, 2021
A- to A++	3,812
B- to B++	987
Insolvent	3
Total voluntary reinsurance outstanding balance(1)	$4,802
(1)    Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E to the Consolidated Financial Statements for information regarding the LPT. The Company has also excluded receivables from involuntary pools.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $4.0 billion and $3.3 billion as of December 31, 2021 and 2020.
The Company's largest recoverables from a single reinsurer as of December 31, 2021, including ceded unearned premium reserves, were approximately $1.8 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $612 million from Cavello Bay Reinsurance Limited and $425 million from the Gateway Rivers Insurance Company. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.
The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2021 Earned Premiums
Property and casualty	$12,554	$240	$5,110	$7,684	3.1%
Long term care	443	48	—	491	9.8%
Total earned premiums	$12,997	$288	$5,110	$8,175	3.5%

2020 Earned Premiums
Property and casualty	$11,547	$238	$4,640	$7,145	3.3%
Long term care	454	50	—	504	9.9%
Total earned premiums	$12,001	$288	$4,640	$7,649	3.8%

2019 Earned Premiums
Property and casualty	$11,021	$288	$4,401	$6,908	4.2%
Long term care	470	50	—	520	9.6%
Total earned premiums	$11,491	$338	$4,401	$7,428	4.6%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2021 Written Premiums
Property and casualty	$13,150	$255	$5,485	$7,920	3.2%
Long term care	437	48	—	485	9.9%
Total written premiums	$13,587	$303	$5,485	$8,405	3.6%

2020 Written Premiums
Property and casualty	$12,168	$229	$4,832	$7,565	3.0%
Long term care	444	50	—	494	10.1%
Total written premiums	$12,612	$279	$4,832	$8,059	3.5%

2019 Written Premiums
Property and casualty	$11,421	$281	$4,569	$7,133	3.9%
Long term care	473	50	—	523	9.6%
Total written premiums	$11,894	$331	$4,569	$7,656	4.3%
Included in the direct and ceded earned premiums for the years ended December 31, 2021, 2020 and 2019 are $3,638 million, $3,543 million and $3,578 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Long term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $3,058 million, $3,158 million and $2,733 million for the years ended December 31, 2021, 2020 and 2019, including $2,003 million, $2,375 million and $2,080 million, respectively, related to the significant third-party captive program discussed above.

Note H. Debt
Debt is composed of the following long term obligations.

December 31
(In millions)	2021	2020
Senior notes of CNAF:
3.950%, face amount of $550, due May 15, 2024	549	548
4.500%, face amount of $500, due March 1, 2026	499	499
3.450%, face amount of $500, due August 15, 2027	497	496
3.900%, face amount of $500, due May 1, 2029	496	496
2.050%, face amount of $500, due August 15, 2030	495	495
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	243	242
Total	$2,779	$2,776
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2021 giving it immediate access to approximately $106 million of additional liquidity. As of December 31, 2021 and 2020, CCC had no outstanding borrowings from the FHLBC.
During 2019, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which will adjust automatically in the event of a change in the Company's financial ratings. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2021, was $8.7 billion.  As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2021 and 2020.
The combined aggregate maturities for debt as of December 31, 2021 are presented in the following table.

(In millions)
2022	$—
2023	243
2024	550
2025	—
2026	500
Thereafter	1,500
Less: discount	(14)
Total	$2,779

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
Effective June 30, 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan. Participants continuing to accrue benefits under the CNA Retirement Plan up until that date are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015. These affected participants now also receive enhanced employer contributions in the CNA 401k Plan similar to participants who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 were not affected by this curtailment.
CNA provides certain postretirement health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2021	2020	2021	2020
Benefit obligation as of January 1	$2,769	$2,661	$7	$8
Changes in benefit obligation:
Interest cost	62	80	—	—
Participants' contributions	—	—	3	2
Actuarial (gain) loss	(84)	205	1	2
Benefits paid	(182)	(173)	(5)	(5)
Foreign currency translation and other	(2)	3	—	—
Settlements	(2)	(7)	—	—
Benefit obligation as of December 31	2,561	2,769	6	7
Fair value of plan assets as of January 1	2,420	2,285	—	—
Change in plan assets:
Actual return on plan assets	332	295	—	—
Company contributions	10	16	2	3
Participants' contributions	—	—	3	2
Benefits paid	(182)	(173)	(5)	(5)
Foreign currency translation and other	(1)	4	—	—
Settlements	(2)	(7)	—	—
Fair value of plan assets as of December 31	2,577	2,420	—	—
Funded status	$16	$(349)	$(6)	$(7)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$77	$2	$—	$—
Other liabilities	(61)	(351)	(6)	(7)
Net amount recognized	$16	$(349)	$(6)	$(7)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial (gain) loss	$763	$1,073	$1	$—
Net amount recognized	$763	$1,073	$1	$—
The accumulated benefit obligation for all defined benefit pension plans was $2,561 million and $2,769 million as of December 31, 2021 and 2020. Changes for the year ended December 31, 2021 include actuarial gains of $(84) million driven by investment returns and changes in the discount rate used to determine the defined benefit pension obligations. Changes for the year ended December 31, 2020 include actuarial losses of $205 million primarily driven by changes in the discount rate used to determine defined benefit pension obligations.
For pension plans with a benefit obligation in excess of plan assets, the benefit obligation was $61 million and the aggregate plan assets were $0 at December 31, 2021.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2021	2020	2019
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$62	$80	$100
Expected return on plan assets	(154)	(155)	(142)
Amortization of net actuarial (gain) loss	46	45	39
Settlement loss	1	3	—
Total net periodic pension cost (benefit)	$(45)	$(27)	$(3)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2021	2020	2019
Non-Service Cost (benefit):
Insurance claims and policyholder's benefits	$(13)	$(8)	$(1)
Other operating expenses	(32)	(19)	(2)
Total net periodic pension cost (benefit)	$(45)	$(27)	$(3)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2021	2020	2019
Pension and postretirement benefits
Amounts arising during the period	$262	$(67)	$(112)
Settlement	1	3	—
Reclassification adjustment relating to prior service credit	—	—	—
Reclassification adjustment relating to actuarial loss	46	45	39
Total increase (decrease) in Other comprehensive income	$309	$(19)	$(73)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2021	2020
Pension benefits
Discount rate	2.750%	2.350%
Interest crediting rate	3.000	3.000
Postretirement benefits
Discount rate	2.250%	1.600%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2021	2020	2019
Pension benefits
Discount rate	2.350%	3.150%	4.250%
Expected long term rate of return	6.750	7.250	7.500
Interest crediting rate	3.000	5.000	5.000
Postretirement benefits
Discount rate	1.600%	2.300%	3.550%
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
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2021, 2020 and 2019.
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
As of December 31, 2021, the Plan had committed approximately $160 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$645	$8	$653
States, municipalities and political subdivisions	—	30	—	30
Asset-backed	—	110	—	110
Total fixed maturity securities	—	785	8	793
Equity securities	732	141	—	873
Short term investments	45	—	—	45
Other assets	—	8	—	8
Cash	—	—	—	—
Total assets measured at fair value	$777	$934	$8	1,719
Total equity securities measured at net asset value(1)				20
Total limited partnerships measured at net asset value (1)				838
Total				$2,577

December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$643	$9	$652
States, municipalities and political subdivisions	—	32	—	32
Asset-backed	—	98	—	98
Total fixed maturity securities	—	773	9	782
Equity securities	666	137	—	803
Short term investments	20	38	—	58
Other assets	—	8	—	8
Cash	13	—	—	13
Total assets measured at fair value	$699	$956	$9	1,664
Total limited partnerships measured at net asset value (1)				756
Total				$2,420
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by each limited partnership's general partner. Limited partnerships comprising 65% and 75% of the carrying value as of December 31, 2021 and 2020 employ hedge fund strategies that generate returns through investing in marketable securities in the public fixed income and equity markets and the remainder were primarily invested in private debt and equity. Within hedge fund strategies, approximately 76% were equity related, 19% pursued a multi-strategy approach and 5% were focused on distressed investments as of December 31, 2021.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2021.

(In millions)	Pension Benefits	Postretirement Benefits
2022	$182	$1
2023	179	1
2024	177	1
2025	175	—
2026	173	—
2027-2031	798	1
In 2022, CNA expects to contribute $5 million to its pension plans and $1 million to its postretirement health care benefit plans.
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
Benefit expense for the Company's savings plans was $65 million, $70 million and $71 million for the years ended December 31, 2021, 2020 and 2019.

Note J. Stock-Based Compensation
The current CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 16 million shares of CNAF common stock. The Plan currently provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. These grants to employees are not designed to be spring-loaded. The number of shares available for the granting of stock-based compensation under the Plan as of December 31, 2021 was approximately 5.6 million.
Substantially all of the Company's stock-based compensation is awarded under the Annual Performance Share Plan (PSP). The PSP provides officers with an opportunity to earn an award based upon attainment of specific performance goals achieved over a one-year performance period. Awards are granted in the form of performance share units at the beginning of each performance year and are generally subject to a two-year cliff vesting period after the Company’s annual performance has been determined. The performance share units become payable within a range of 0% to 200% of the number of performance share units initially granted.
Additionally, the Company may grant RSUs under the Plan in certain circumstances. These awards generally vest over a one to three-year service period following the grant date.
Stock-based compensation that is not fully vested prior to termination is generally forfeited upon termination, except in cases of retirement, death or disability, and as otherwise provided by contractual obligations. The fair value of stock-based compensation awards is based on the market value of the Company's common stock as of the date of grant, except for awards made to foreign participants, which is based on the current market value of the Company’s common stock. Payments made under the PSP are made entirely in shares of common stock granted under the Plan, except for awards made to foreign participants, which are paid in cash.
The Company recorded stock-based compensation expense related to the Plan of $32 million, $37 million and $34 million for the years ended December 31, 2021, 2020 and 2019. The related income tax benefit recognized was $6 million, $6 million and $8 million for the years ended December 31, 2021, 2020 and 2019. The compensation cost not yet recognized was $41 million, and the weighted average period over which it is expected to be recognized is 1.7 years as of December 31, 2021.
The total fair value of RSUs and performance shares that vested during the years ended December 31, 2021, 2020 and 2019 was $36 million, $35 million and $31 million, respectively.
The weighted average grant date fair value for RSUs and performance shares granted during the years ended December 31, 2021, 2020 and 2019 was $45.82, $34.36 and $43.86, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2021.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2021	2,439,141	$40.56
Awards granted	1,044,772	45.82
Awards vested	(789,495)	46.13
Awards forfeited, canceled or expired	(355,881)	40.19
Performance-based adjustment	37,061	43.70
Balance as of December 31, 2021	2,375,598	41.21

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2021		2020
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Trade name	8 years	$7	7	$7	$7
Distribution channel	15 years	11	7	11	6
Total finite-lived intangible assets		18	14	18	13
Indefinite-lived intangible assets:
Syndicate capacity		47		48
Agency force		16		16
Total indefinite-lived intangible assets		63		64
Total other intangible assets		$81	$14	$82	$13
The Company's other intangible assets primarily relate to the purchase of Hardy, and the amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. Amortization expense of $1 million was included in Other operating expenses for each of the years ended December 31, 2021, 2020 and 2019. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future annual amortization expense for other intangible assets is $1 million in each of the years 2022 through 2026.

Note L. Leases
Total lease expense was $57 million, $57 million and $55 million for the years ended December 31, 2021, 2020 and 2019. Total lease expense includes operating lease expense of $38 million, $38 million and $37 million and variable lease expense of $19 million, $19 million and $18 million for the years ended December 31, 2021, 2020 and 2019. Cash paid for amounts included in operating lease liabilities was $44 million, $41 million and $34 million for the years ended December 31, 2021, 2020 and 2019. Operating lease ROU assets obtained in exchange for lease obligations was $11 million, $6 million and $12 million for the years ended December 31, 2021, 2020 and 2019.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2021	December 31, 2020
Operating lease ROU assets	$175	$199
Operating lease liabilities	248	279
The following table presents the maturities of operating lease liabilities

(In millions)	December 31, 2021
2022	$42
2023	37
2024	30
2025	25
2026	22
Thereafter	141
Total lease payments	297
Less: Discount	(49)
Total operating lease liabilities	$248
The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease ROU assets.

	December 31, 2021	December 31, 2020
Weighted average remaining lease term	9.8 years	10.3 years
Weighted average discount rate	3.4%	3.4%

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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 88 and 89 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third-party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $67 million and $91 million at December 31, 2021 and 2020.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2021, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2022 that would not be subject to the Department’s prior approval is $1,201 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $880 million in 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2021 (1)	2020	2021 (1)	2020	2019
Combined Continental Casualty Companies	$11,321	$10,708	$1,253	$800	$1,062
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
The statutory capital and surplus presented above for CCC was approximately 264% and 266% of company action level RBC as of December 31, 2021 and 2020. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(7)	(625)	207	(19)	(444)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(21), $10, $— and $(10)	(5)	81	(37)	—	39
Other comprehensive income (loss) net of tax (expense) benefit of $1, $188, $(65), $— and $124	(2)	(706)	244	(19)	(483)
Balance as of December 31, 2021	$(2)	$1,039	$(604)	$(113)	$320

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2020	$—	$1,025	$(833)	$(141)	$51
Other comprehensive income (loss) before reclassifications	(43)	763	(53)	47	714
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $12, $(12), $10, $— and $10	(43)	43	(38)	—	(38)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(189), $4, $— and $(185)	—	720	(15)	47	752
Balance as of December 31, 2020	$—	$1,745	$(848)	$(94)	$803

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses, Net unrealized gains (losses) on investments with OTTI losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

Note O. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of brokers, independent agencies and managing general underwriters. Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle markets and other commercial customers. The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the U.K. and Luxembourg and Hardy, the Company's Lloyd's syndicate.
The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of the long term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
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
Approximately 10%, 9% and 9% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2021, 2020 and 2019.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,225	$3,595	$1,101	$485	$—	$(1)	$8,405
Operating revenues
Net earned premiums	$3,076	$3,552	$1,057	$491	$—	$(1)	$8,175
Net investment income	497	624	57	966	15	—	2,159
Non-insurance warranty revenue	1,430	—	—	—	—	—	1,430
Other revenues	1	23	—	—	6	(6)	24
Total operating revenues	5,004	4,199	1,114	1,457	21	(7)	11,788
Claims, benefits and expenses
Net incurred claims and benefits	1,787	2,540	652	1,239	109	—	6,327
Policyholders’ dividends	3	19	—	—	—	—	22
Amortization of deferred acquisition costs	643	594	206	—	—	—	1,443
Non-insurance warranty expense	1,328	—	—	—	—	—	1,328
Other insurance related expenses	296	511	144	103	9	(1)	1,062
Other expenses	47	38	(2)	10	155	(6)	242
Total claims, benefits and expenses	4,104	3,702	1,000	1,352	273	(7)	10,424
Core income (loss) before income tax	900	497	114	105	(252)	—	1,364
Income tax (expense) benefit on core income (loss)	(196)	(103)	(28)	21	48	—	(258)
Core income (loss)	$704	$394	$86	$126	$(204)	$—	1,106
Net investment gains (losses)							120
Income tax (expense) benefit on net investment gains (losses)							(24)
Net investment gains (losses), after tax							96
Net income (loss)							$1,202

December 31, 2021
(In millions)
Reinsurance receivables	$1,200	$923	$381	$401	$2,579	$—	$5,484
Insurance receivables	1,136	1,488	340	6	4	—	2,974
Deferred acquisition costs	363	278	96	—	—	—	737
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,476	—	—	—	—	—	3,476
Insurance reserves
Claim and claim adjustment expenses	6,433	8,890	2,280	3,754	2,817	—	24,174
Unearned premiums	3,001	2,066	585	109	—	—	5,761
Future policy benefits	—	—	—	13,236	—	—	13,236
Deferred non-insurance warranty revenue	4,503	—	—	—	—	—	4,503

Year ended December 31, 2020	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,040	$3,565	$961	$494	$—	$(1)	$8,059
Operating revenues
Net earned premiums	$2,883	$3,323	$940	$504	$—	$(1)	$7,649
Net investment income	449	513	58	851	64	—	1,935
Non-insurance warranty revenue	1,252	—	—	—	—	—	1,252
Other revenues	1	25	—	—	5	(5)	26
Total operating revenues	4,585	3,861	998	1,355	69	(6)	10,862
Claims, benefits and expenses
Net incurred claims and benefits	1,792	2,375	629	1,286	67	—	6,149
Policyholders’ dividends	3	18	—	—	—	—	21
Amortization of deferred acquisition costs	621	592	197	—	—	—	1,410
Non-insurance warranty expense	1,159	—	—	—	—	—	1,159
Other insurance related expenses	280	506	136	109	(2)	(1)	1,028
Other expenses	50	34	(7)	7	141	(5)	220
Total claims, benefits and expenses	3,905	3,525	955	1,402	206	(6)	9,987
Core income (loss) before income tax	680	336	43	(47)	(137)	—	875
Income tax (expense) benefit on core income (loss)	(145)	(69)	(5)	56	23	—	(140)
Core income (loss)	$535	$267	$38	$9	$(114)	$—	735
Net investment gains (losses)							(54)
Income tax (expense) benefit on net investment gains (losses)							9
Net investment gains (losses), after tax							(45)
Net income (loss)							$690

December 31, 2020
(In millions)
Reinsurance receivables	$886	$848	$302	$390	$2,052	$—	$4,478
Insurance receivables	1,052	1,254	328	4	2	—	2,640
Deferred acquisition costs	330	281	97	—	—	—	708
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,068	—	—	—	—	—	3,068
Insurance reserves
Claim and claim adjustment expenses	5,748	8,250	2,091	3,743	2,874	—	22,706
Unearned premiums	2,635	1,824	546	114	—	—	5,119
Future policy benefits	—	—	—	13,318	—	—	13,318
Deferred non-insurance warranty revenue	4,023	—	—	—	—	—	4,023

Year ended December 31, 2019	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$2,848	$3,315	$971	$523	$1	$(2)	$7,656
Operating revenues
Net earned premiums	$2,773	$3,162	$974	$520	$1	$(2)	$7,428
Net investment income	556	605	63	820	74	—	2,118
Non-insurance warranty revenue	1,161	—	—	—	—	—	1,161
Other revenues	1	29	—	—	6	(5)	31
Total operating revenues	4,491	3,796	1,037	1,340	81	(7)	10,738
Claims, benefits and expenses
Net incurred claims and benefits	1,595	2,086	624	1,416	62	—	5,783
Policyholders’ dividends	5	18	—	—	—	—	23
Amortization of deferred acquisition costs	610	537	236	—	—	—	1,383
Non-insurance warranty expense	1,082	—	—	—	—	—	1,082
Other insurance related expenses	292	505	130	115	(2)	(2)	1,038
Other expenses	48	32	8	8	144	(5)	235
Total claims, benefits and expenses	3,632	3,178	998	1,539	204	(7)	9,544
Core income (loss) before income tax	859	618	39	(199)	(123)	—	1,194
Income tax (expense) benefit on core income (loss)	(188)	(138)	(9)	90	30	—	(215)
Core income (loss)	$671	$480	$30	$(109)	$(93)	$—	979
Net investment gains (losses)							29
Income tax (expense) benefit on net investment gains (losses)							(8)
Net investment gains (losses), after tax							21
Net income (loss)							$1,000

The following table presents operating revenues by line of business for each reportable segment.

Years ended December 31
(In millions)	2021	2020	2019
Specialty
Management & Professional Liability	$2,776	$2,577	$2,572
Surety	604	596	596
Warranty & Alternative Risks	1,624	1,412	1,323
Specialty revenues	5,004	4,585	4,491
Commercial
Middle Market	1,508	1,444	1,439
Construction	1,322	1,120	1,043
Small Business	558	482	504
Other Commercial	811	815	810
Commercial revenues	4,199	3,861	3,796
International
Canada	344	291	277
Europe	473	389	363
Hardy	297	318	397
International revenues	1,114	998	1,037
Life & Group revenues	1,457	1,355	1,340
Corporate & Other revenues	21	69	81
Eliminations	(7)	(6)	(7)
Total operating revenues	11,788	10,862	10,738
Net investment gains (losses)	120	(54)	29
Total revenues	$11,908	$10,808	$10,767

Note P. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $47 million, $47 million and $44 million for the years ended December 31, 2021, 2020 and 2019. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $23 million and $22 million as of December 31, 2021 and 2020. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million and less than $1 million for the years ended December 31, 2021 and 2020. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related payable due to Loews, included in Other liabilities, was $33 million and $67 million as of December 31, 2021 and 2020. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In 2021, the Company wrote an appeal bond for Loews at standard rates. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2021, 2020 and 2019 were $2 million.

Note Q. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $4.5 billion and $4.0 billion reported in Deferred non-insurance warranty revenue as of December 31, 2021 and 2020. The increase in the deferred revenue balance for the year ended December 31, 2021 was primarily driven by deferrals outpacing revenue recognized in the period due to growth in the business. For the year ended December 31, 2021, the Company recognized $1.2 billion of revenues that were included in the deferred revenue balance as of January 1, 2021. For the year ended December 31, 2020, the Company recognized $1.1 billion of revenues that were included in the deferred revenue balance as of January 1, 2020. For the years ended December 31, 2021 and 2020, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.3 billion of the deferred revenue in 2022, $1.0 billion in 2023, $0.8 billion in 2024 and $1.3 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For the years ended December 31, 2021 and 2020, capitalized commission costs were $3.5 billion and $3.1 billion and capitalized administrator service costs were $47 million and $37 million. For the years ended December 31, 2021 and 2020, the amount of amortization of capitalized costs was $1.1 billion and $0.9 billion and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2021 and 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
◦We assessed the Company’s projection of future cash flows to evaluate the adequacy of recorded reserves using "locked-in" assumptions.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 8, 2022
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2021, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 131.

CNA Financial Corporation
Chicago, Illinois
February 8, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2021, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2021. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer	63	2016	Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016.
Larry A. Haefner (1)	Interim Chief Financial Officer	65	2008	Interim Chief Financial Officer of CNA Financial Corporation since September 2021. Executive Vice President & Chief Actuary of the CNA Insurance Companies from April 2008 through August 2020.
Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	44	2018	Executive Vice President and Chief Human Resources Officer of CNA Insurance Companies since February 2018. Senior Vice President, Chief Human Resources Officer of CNA Insurance Companies from September 2015 through February 2018.
Michael A. Costonis	Executive Vice President & Global Head of Marketing, Strategy & Innovation	51	2018	Executive Vice President & Global Head of Marketing, Strategy & Innovation since August 2021. Executive Vice President & Chief Operations Officer of the CNA Insurance Companies from September 2018 to August 2021. Global Insurance Industry Practice Leader and Senior Managing Director at Accenture from 2014 through September 2018.
Nick Creatura	President & Chief Executive Officer, Canada	58	2020	President and Chief Executive Officer, Canada of the CNA Insurance Companies since May 2017.
Daniel P. Franzetti	Executive Vice President, Worldwide Claim	55	2020	Executive Vice President, Worldwide Claim of the CNA Insurance Companies since April 2020. Chief Operating Officer, QBE North America from January 2018 through April 2020. Chief Claims Officer, QBE North America from February 2016 through January 2018.
Gary Haase	Executive Vice President & Chief Operations Officer	45	2021	Executive Vice President & Chief Operations Officer of the CNA Insurance Companies since October 2021. Group Chief Operating Officer, Catalina Holdings (Bermuda) Ltd from October 2018 through September 2021. Chief Operating Officer, Catalina Holdings (Bermuda) Ltd from 2014 through 2018.
Robert J. Hopper	Executive Vice President & Chief Actuary	55	2020	Executive Vice President & Chief Actuary of the CNA Insurance Companies since August 2020. Executive Vice President, Actuary of the CNA Insurance Companies from February 2020 through August 2020. Senior Vice President and Actuary for Chubb Commercial Insurance from 2005 through February 2020.
Kevin J. Leidwinger(2)	President & Chief Operating Officer, Commercial	58	2015	President and Chief Operating Officer, Commercial of the CNA Insurance Companies since June 2015.
Jalil Rehman	President & Chief Executive Officer, U.K. & Europe	57	2020
President and Chief Executive Officer, U.K. & Europe of the CNA Insurance Companies since September 2020. Senior Vice President and Chief Operating Officer, U.K. & Europe of the CNA Insurance Companies from October 2018 to September 2020. Executive Vice President & Chief Business Operations Officer of Chubb European Group PLC from January 2016 through July 2018.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Kevin G. Smith	President & Chief Operating Officer, Specialty	57	2017	President and Chief Operating Officer for Specialty of CNA Insurance Companies since May 2017. Executive Vice President, Chubb from May 2016 through May 2017.
Susan A. Stone	Executive Vice President & General Counsel	60	2021	Executive Vice President and General Counsel of CNA Financial Corporation since June 2021. General Counsel, Marsh LLC from February 2017 through May 2021. Prior to February 2017, served in various capacities at Sidley Austin since 1989, including Executive Committee Member, Practice Group Head, Partner and Associate.
Douglas M. Worman	Executive Vice President & Chief Underwriting Officer	54	2017	Executive Vice President and Chief Underwriting Officer of CNA Insurance Companies since March 2017.
(1) Larry A. Haefner will be succeeded in this role on February 14, 2022 by Scott Lindquist, 58, who previously served as Chief Financial Officer of Farmers Group, Inc. from February 2008 through April 2021 and Senior Adviser to the Chief Executive Officer of Farmers Group, Inc. from April 2021 through September 2021.
(2) Kevin J. Leidwinger announced his intention to retire effective April 30, 2022

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2021	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,196,059	$42.01	5,570,594
Equity compensation plans not approved by security holders	—	—	—
Total	3,196,059	$42.01	5,570,594
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	P

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities (Exhibit 4.2 to 2019 Form 10-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Amended and Restated Credit Agreement, dated December 19, 2019, among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association (Exhibit 10.1 to December 19, 2019 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	P

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2020 (Exhibit A to Form DEF 14A, filed March 20, 2020)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Deferred Compensation and Savings Plan, restated as of January 1, 2022	10.6	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	Employment Agreement, dated August 10, 2020, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed August 10, 2020 incorporated herein by reference)	10.8	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.9
	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.10

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.11

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.12

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.13

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Master Transaction Agreement, dated as of December 30, 2020, by and between Continental Casualty Company and Cavello Bay Reinsurance Limited (including the forms of the Reinsurance Agreement and Trust Agreement) (Exhibit 10.1 to Form 8-K filed December 31, 2020 incorporated herein by reference)	10.15
(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

P - Per Item 102(d) of Regulation S-T [17CFR 232.102(d)], these exhibits do not need to be hyperlinked.

+ Management contract or compensatory plan or arrangement.

Except for Exhibits 10.6, 21.1, 23.1, 31.1, 31.2, 32.1, 32.2 and the XBRL documents as discussed in the note above, the exhibits above are not included in this report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2021	2020	2019
Revenues
Net investment income	$—	$3	$13
Net investment losses	—	(20)	(21)
Total revenues	—	(17)	(8)
Expenses
Administrative and general	1	1	1
Interest	112	122	131
Total expenses	113	123	132
Loss from operations before income taxes and equity in net income of subsidiaries	(113)	(140)	(140)
Income tax benefit	11	18	21
Loss before equity in net income of subsidiaries	(102)	(122)	(119)
Equity in net income of subsidiaries	1,304	812	1,119
Net income	1,202	690	1,000
Equity in other comprehensive (loss) income of subsidiaries	(483)	752	929
Total comprehensive income	$719	$1,442	$1,929
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2021	2020
Assets
Investment in subsidiaries	$14,937	$14,996
Cash	1	—
Short term investments	685	522
Amounts due from affiliates	3	4
Other assets	—	1
Total assets	$15,626	$15,523
Liabilities
Long term debt	$2,779	$2,776
Other liabilities	38	40
Total liabilities	2,817	2,816
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,363,999 and 271,391,603 shares outstanding)	683	683
Additional paid-in capital	2,215	2,211
Retained earnings	9,663	9,081
Accumulated other comprehensive income	320	803
Treasury stock (1,676,244 and 1,648,640 shares), at cost	(72)	(71)
Total stockholders' equity	12,809	12,707
Total liabilities and stockholders' equity	$15,626	$15,523
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$1,202	$690	$1,000
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(1,304)	(812)	(1,119)
Dividends received from subsidiaries	880	975	1,065
Net investment income	—	20	21
Other, net	33	26	13
Net cash flows provided by operating activities	811	899	980
Cash Flows from Investing Activities
Change in short term investments	(163)	2	10
Capital contributions to subsidiaries	—	(1)	(2)
Other, net	—	—	—
Net cash flows (used) provided by investing activities	(163)	1	8
Cash Flows from Financing Activities
Dividends paid to common stockholders	(621)	(950)	(929)
Proceeds from the issuance of debt	—	495	496
Repayment of debt	—	(419)	(520)
Purchase of treasury stock	(18)	(18)	(23)
Other, net	(8)	(9)	(12)
Net cash flows used by financing activities	(647)	(901)	(988)
Net change in cash	1	(1)	—
Cash, beginning of year	—	1	1
Cash, end of year	$1	$—	$1
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 89.6% of the outstanding common stock of CNAF as of December 31, 2021.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2021
Allowance for uncollectible:
Mortgage loan receivables	$26	$—	$(10)	$—	$16
Insurance and reinsurance receivables	$54	$4	$—	$(8)	$50
Allowance for credit losses:
Fixed maturity securities	$40	$—	$30	$(52)	$18
Year ended December 31, 2020
Allowance for uncollectible:
Mortgage loan receivables	$7	$—	$19	$—	$26
Insurance and reinsurance receivables	$57	$4	$—	$(7)	$54
Allowance for credit losses:
Fixed maturity securities	$6	$—	$92	$(58)	$40
Year ended December 31, 2019
Allowance for uncollectible:
Insurance and reinsurance receivables	$71	$(6)	$—	$(8)	$57
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

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2021	2020	2019
Balance Sheet Data
Deferred acquisition costs	$737	$708
Reserves for unpaid claim and claim adjustment expenses	24,174	22,706
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.4%)	1,146	1,209
Unearned premiums	5,761	5,119
Statement of Operations Data
Net written premiums	$8,405	$8,059	$7,656
Net earned premiums	8,175	7,649	7,428
Net investment income	2,111	1,896	2,063
Incurred claim and claim adjustment expenses related to current year	5,970	5,793	5,356
Incurred claim and claim adjustment expenses related to prior years	(104)	(119)	(127)
Amortization of deferred acquisition costs	1,443	1,410	1,383
Paid claim and claim adjustment expenses	4,844	5,164	5,576

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 8, 2022	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 8, 2022	By	/s/ Larry Haefner
Larry Haefner Interim Chief Financial Officer (Principal Financial Officer)

Dated: February 8, 2022	By	/s/ Amy M. Smith
Amy M. Smith Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 8, 2022	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 8, 2022	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 8, 2022	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 8, 2022	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 8, 2022	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 8, 2022	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 8, 2022	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 8, 2022	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 8, 2022	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 8, 2022	By	/s/ Jane Wang
(Jane Wang, Director)