Form 10-Q
period 2022-03-31
CNA FINANCIAL CORP
filed 2022-05-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2022, 271,309,932 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2022	2021
Revenues
Net earned premiums	$2,059	$1,962
Net investment income	448	504
Net investment (losses) gains	(11)	57
Non-insurance warranty revenue	382	338
Other revenues	7	5
Total revenues	2,885	2,866
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,455	1,506
Amortization of deferred acquisition costs	344	359
Non-insurance warranty expense	354	311
Other operating expenses	326	284
Interest	28	28
Total claims, benefits and expenses	2,507	2,488
Income before income tax	378	378
Income tax expense	(65)	(66)
Net income	$313	$312

Basic earnings per share	$1.15	$1.15

Diluted earnings per share	$1.15	$1.14

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.8	271.9
Diluted	272.9	272.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three months ended March 31
(In millions)	2022	2021
Comprehensive Loss
Net income	$313	$312
Other Comprehensive Loss, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(4)	—
Net unrealized gains and losses on other investments	(1,611)	(627)
Net unrealized gains and losses on investments	(1,615)	(627)
Foreign currency translation adjustment	(14)	2
Pension and postretirement benefits	6	9
Other comprehensive loss, net of tax	(1,623)	(616)
Total comprehensive loss	$(1,310)	$(304)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $40,928 and $39,952, less allowance for credit loss of $17 and $18)	$41,945	$44,380
Equity securities at fair value (cost of $965 and $964)	981	1,035
Limited partnership investments	1,840	1,859
Other invested assets	97	91
Mortgage loans (less allowance for uncollectible receivables of $16 and $16)	942	973
Short term investments	1,301	1,990
Total investments	47,106	50,328
Cash	361	536
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	5,505	5,463
Insurance receivables (less allowance for uncollectible receivables of $28 and $29)	2,892	2,945
Accrued investment income	398	377
Deferred acquisition costs	766	737
Deferred income taxes	547	142
Property and equipment at cost (less accumulated depreciation of $264 and $255)	225	226
Goodwill	147	148
Deferred non-insurance warranty acquisition expense	3,504	3,476
Other assets	2,341	2,261
Total assets	$63,792	$66,639
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,348	$24,174
Unearned premiums	5,942	5,761
Future policy benefits	11,938	13,236
Long term debt	2,779	2,779
Deferred non-insurance warranty revenue	4,528	4,503
Other liabilities (includes $85 and $56 due to Loews Corporation)	3,440	3,377
Total liabilities	52,975	53,830
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,293,966 and 271,363,999 shares outstanding)	683	683
Additional paid-in capital	2,195	2,215
Retained earnings	9,319	9,663
Accumulated other comprehensive (loss) income	(1,303)	320
Treasury stock (1,746,277 and 1,676,244 shares), at cost	(77)	(72)
Total stockholders’ equity	10,817	12,809
Total liabilities and stockholders' equity	$63,792	$66,639
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2022	2021
Cash Flows from Operating Activities
Net income	$313	$312
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	17	30
Trading portfolio activity	—	(8)
Net investment losses (gains)	11	(57)
Equity method investees	152	14
Net amortization of investments	(26)	(24)
Depreciation and amortization	13	14
Changes in:
Receivables, net	(5)	(700)
Accrued investment income	(22)	(19)
Deferred acquisition costs	(31)	(32)
Insurance reserves	489	605
Other, net	(266)	(53)
Net cash flows provided by operating activities	645	82
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	803	907
Fixed maturity securities - maturities, calls and redemptions	916	1,084
Equity securities	77	119
Limited partnerships	80	49
Mortgage loans	55	42
Purchases:
Fixed maturity securities	(2,547)	(2,203)
Equity securities	(75)	(81)
Limited partnerships	(85)	(61)
Mortgage loans	(25)	(16)
Change in other investments	(3)	(2)
Change in short term investments	687	573
Purchases of property and equipment	(12)	(3)
Net cash flows (used) provided by investing activities	(129)	408
Cash Flows from Financing Activities
Dividends paid to common stockholders	(657)	(310)
Purchase of treasury stock	(21)	(3)
Other, net	(10)	(8)
Net cash flows used by financing activities	(688)	(321)
Effect of foreign exchange rate changes on cash	(3)	—
Net change in cash	(175)	169
Cash, beginning of year	536	419
Cash, end of period	$361	$588
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2022	2021
Common Stock
Balance, beginning of year	$683	$683
Balance, end of year	683	683
Additional Paid-in Capital
Balance, beginning of year	2,215	2,211
Stock-based compensation	(20)	(17)
Balance, end of year	2,195	2,194
Retained Earnings
Balance, beginning of year	9,663	9,081
Dividends to common stockholders ($2.40 and $1.13 per share)	(657)	(309)
Net income	313	312
Balance, end of year	9,319	9,084
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year	320	803
Other comprehensive loss	(1,623)	(616)
Balance, end of year	(1,303)	187
Treasury Stock
Balance, beginning of year	(72)	(71)
Stock-based compensation	16	15
Purchase of treasury stock	(21)	(3)
Balance, end of year	(77)	(59)
Total stockholders' equity	$10,817	$12,089
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of March 31, 2022.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes the Long term care and fully-ceded single premium immediate annuity business. Entities will be required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted, and may be applied using either a modified retrospective transition method or a full retrospective transition method. Financial statements for prior periods presented shall be adjusted to reflect the effects of applying the new accounting guidance.
The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The Company will use a published spot rate curve constructed from A+, A and A- rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities, to calculate discount rates. The Company will group its long-duration contracts into calendar year cohorts based on the contract issue date and product line. Long term care contracts will be grouped separately from the Company’s fully-ceded single premium immediate annuity contracts.
The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a $2.2 billion - $2.5 billion decrease in Accumulated other comprehensive income as of the transition date of January 1, 2021. There is a minimal transition impact expected to retained earnings.

The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Adoption will also significantly expand the Company’s disclosures, and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing GAAP, the new guidance will not impact capital and surplus under statutory accounting practices, cash flows, or the underlying economics of the business.
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
For the three months ended March 31, 2022 and 2021, approximately 1.1 million and 1.0 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, less than 1 thousand and approximately 120 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
The Company repurchased 445,000 and 66,000 shares of CNAF common stock at an aggregate cost of $21 million and $3 million during the three months ended March 31, 2022 and 2021.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2022	2021
Fixed maturity securities	$429	$428
Equity securities	2	29
Limited partnership investments	18	43
Mortgage loans	15	14
Trading portfolio	1	5
Other	—	2
Gross investment income	465	521
Investment expense	(17)	(17)
Net investment income	$448	$504
During the three months ended March 31, 2022 and 2021, $(5) million and $13 million of Net investment (loss) income was recognized due to the change in fair value of common stock still held as of March 31, 2022 and 2021.
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2022	2021
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$26	$58
Gross losses	(28)	(20)
Net investment gains (losses) on fixed maturity securities	(2)	38
Equity securities	(38)	2
Derivatives	29	17
Net investment gains (losses)	$(11)	$57
During the three months ended March 31, 2022 and 2021, $38 million of losses and $2 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of March 31, 2022 and 2021.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $389 million, $369 million, and $389 million as of March 31, 2022, December 31, 2021 and March 31, 2021 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(2)	(1)
Balance as of March 31, 2022	$12	$5	$17

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(6)	(1)	(7)
Balance as of March 31, 2021	$27	$16	$43

The components of available-for-sale impairment losses recognized in earnings by asset type are presented in the following table. The table includes losses on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three months ended March 31
(In millions)	2022	2021
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$7
Asset-backed	2	(1)
Impairment (gains) losses recognized in earnings	$10	$6
There were no losses recognized on mortgage loans during the three months ended March 31, 2022 or 2021.

The following tables present a summary of fixed maturity securities.

March 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22,001	$1,277	$486	$12	$22,780
States, municipalities and political subdivisions	10,516	862	319	—	11,059
Asset-backed:
Residential mortgage-backed	2,983	25	160	—	2,848
Commercial mortgage-backed	2,008	13	81	—	1,940
Other asset-backed	2,710	11	93	5	2,623
Total asset-backed	7,701	49	334	5	7,411
U.S. Treasury and obligations of government-sponsored enterprises	125	—	5	—	120
Foreign government	559	3	13	—	549
Redeemable preferred stock	20	—	—	—	20
Total fixed maturity securities available-for-sale	40,922	2,191	1,157	17	41,939
Total fixed maturity securities trading	6	—	—	—	6
Total fixed maturity securities	$40,928	$2,191	$1,157	$17	$41,945

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14	—	11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8	—	2,956
Commercial mortgage-backed	1,987	63	19	—	2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government-sponsored enterprises	132	1	3	—	130
Foreign government	570	15	2	—	583
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	39,945	4,558	112	18	44,373
Total fixed maturity securities trading	7	—	—	—	7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380
The net unrealized gains on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent that unrealized gains on fixed income securities supporting certain products within the Life & Group segment would result in a premium deficiency, or would impact the reserve balance if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains through Other comprehensive income (loss) (Shadow Adjustments). As of March 31, 2022 and December 31, 2021, the net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $1,394 million and $2,477 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7,390	$441	$327	$45	$7,717	$486
States, municipalities and political subdivisions	2,796	314	35	5	2,831	319
Asset-backed:
Residential mortgage-backed	2,315	160	—	—	2,315	160
Commercial mortgage-backed	1,274	65	151	16	1,425	81
Other asset-backed	1,717	90	67	3	1,784	93
Total asset-backed	5,306	315	218	19	5,524	334
U.S. Treasury and obligations of government-sponsored enterprises	94	5	5	—	99	5
Foreign government	327	11	26	2	353	13
Total	$15,913	$1,086	$611	$71	$16,524	$1,157

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14	—	—	730	14
Asset-backed:
Residential mortgage-backed	1,043	8	—	—	1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62	—	902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5	—	74	3
Foreign government	97	2	—	—	97	2
Total	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,095	$116	$898	$8
AAA	993	105	368	6
AA	2,809	269	875	17
A	3,300	205	1,516	23
BBB	6,073	392	1,812	42
Non-investment grade	1,254	70	596	16
Total	$16,524	$1,157	$6,065	$112
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2022 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates, and to a lesser extent credit spreads. In reaching this determination, the Company considered the recent volatility in risk-free rates and spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2022.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2022		December 31, 2021
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,533	$1,546	$1,603	$1,624
Due after one year through five years	10,206	10,337	10,637	11,229
Due after five years through ten years	14,040	14,032	13,294	14,338
Due after ten years	15,143	16,024	14,411	17,182
Total	$40,922	$41,939	$39,945	$44,373
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $268 million and $270 million and a fair value of $16 million and $(12) million as of March 31, 2022 and December 31, 2021. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of March 31, 2022, the Company had commitments to purchase or fund approximately $1,280 million and sell approximately $65 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

March 31, 2022	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2022	2021	2020	2019	2018	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$9	$94	$21	$54	$247	$425
LTV 55% to 65%	—	5	19	8	—	24	56
LTV greater than 65%	18	11	—	—	—	—	29
DSCR 1.2x - 1.6x
LTV less than 55%	—	13	14	95	10	56	188
LTV 55% to 65%	21	36	24	—	—	8	89
LTV greater than 65%	—	—	—	—	—	—	0
DSCR ≤1.2
LTV less than 55%	—	—	—	52	—	30	82
LTV 55% to 65%	—	—	—	55	—	—	55
LTV greater than 65%	—	21	—	6	—	7	34
Total	$39	$95	$151	$237	$64	$372	$958
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of March 31, 2022, accrued interest receivable on mortgage loans totaled $3 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

March 31, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$129	$22,431	$915	$23,475
States, municipalities and political subdivisions	—	11,008	51	11,059
Asset-backed	—	6,807	604	7,411
Total fixed maturity securities	129	40,246	1,570	41,945
Equity securities:
Common stock	191	—	29	220
Non-redeemable preferred stock	63	683	15	761
Total equity securities	254	683	44	981
Short term and other	1,146	27	—	1,173
Total assets	$1,529	$40,956	$1,614	$44,099
Liabilities
Other liabilities	$—	$(16)	$—	$(16)
Total liabilities	$—	$(16)	$—	$(16)

December 31, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$140	$23,775	$937	$24,852
States, municipalities and political subdivisions	—	11,887	56	11,943
Asset-backed	—	7,029	556	7,585
Total fixed maturity securities	140	42,691	1,549	44,380
Equity securities:
Common stock	220	—	13	233
Non-redeemable preferred stock	65	721	16	802
Total equity securities	285	721	29	1,035
Short term and other	1,798	74	—	1,872
Total assets	$2,223	$43,486	$1,578	$47,287
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	2	(1)	—
Reported in Net investment income	—	—	1	4	5
Reported in Other comprehensive income (loss)	(71)	(5)	(32)	—	(108)
Total realized and unrealized investment gains (losses)	(72)	(5)	(29)	3	(103)
Purchases	67	—	140	12	219
Sales	(5)	—	—	—	(5)
Settlements	(22)	—	(17)	—	(39)
Transfers into Level 3	10	—	5	—	15
Transfers out of Level 3	—	—	(51)	—	(51)
Balance as of March 31, 2022	$915	$51	$604	$44	$1,614
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$3	$3
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2022 recognized in Other comprehensive income (loss) in the period	(72)	(5)	(31)	—	(108)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(13)	—	—	1	(12)
Reported in Net investment income	—	—	2	1	3
Reported in Other comprehensive income (loss)	(40)	(2)	(9)	—	(51)
Total realized and unrealized investment gains (losses)	(53)	(2)	(7)	2	(60)
Purchases	42	—	30	—	72
Sales	—	—	—	—	—
Settlements	(2)	—	(17)	—	(19)
Transfers into Level 3	10	—	9	—	19
Transfers out of Level 3	—	—	(8)	—	(8)
Balance as of March 31, 2021	$767	$44	$315	$29	$1,155
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2021 recognized in Other comprehensive income (loss) in the period	(40)	(2)	(9)	—	(51)
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
Short Term and Other Invested Assets
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes non-U.S. government securities, for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Condensed Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
As of March 31, 2022 and December 31, 2021, there were $79 million and $74 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

March 31, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,198	Discounted cash flow	Credit spread	1% - 7% (3%)

December 31, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1% - 7% (2%)
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

March 31, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$942	$—	$—	$940	$940
Liabilities
Long term debt	$2,779	$—	$2,795	$—	$2,795

December 31, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$973	$—	$—	$1,018	$1,018
Liabilities
Long term debt	$2,779	$—	$2,978	$—	$2,978
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $19 million and $125 million for the three months ended March 31, 2022 and 2021. Catastrophe losses for the three months ended March 31, 2022 were primarily related to severe weather related events. Catastrophe losses for the three months ended March 31, 2021 were primarily driven by Winter Storms Uri and Viola.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the three months ended March 31, 2022
(In millions)	2022	2021
Reserves, beginning of year:
Gross	$24,174	$22,706
Ceded	4,969	4,005
Net reserves, beginning of year	19,205	18,701
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	—	(632)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,448	1,474
Increase (decrease) in provision for insured events of prior years	(45)	(54)
Amortization of discount	47	50
Total net incurred (1)	1,450	1,470
Net payments attributable to:
Current year events	(70)	(85)
Prior year events	(1,147)	(1,067)
Total net payments	(1,217)	(1,152)
Foreign currency translation adjustment and other	(92)	(32)
Net reserves, end of period	19,346	18,355
Ceded reserves, end of period	5,002	4,701
Gross reserves, end of period	$24,348	$23,056
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

Three months ended March 31
(In millions)	2022	2021
Pretax (favorable) unfavorable development:
Specialty	$(10)	$(15)
Commercial	(2)	—
International	—	—
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$(12)	$(15)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2022	2021
Pretax (favorable) unfavorable development:
Medical Professional Liability	$8	$8
Other Professional Liability and Management Liability	—	—
Surety	(9)	(15)
Warranty	(9)	(8)
Other	—	—
Total pretax (favorable) unfavorable development	$(10)	$(15)
2021
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2022	2021
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$—
General Liability	—	—
Workers' Compensation	(2)	—
Property and Other	—	—
Total pretax (favorable) unfavorable development	$(2)	$—
International
There was no development recorded in the International segment for the three months ended March 31, 2022 and 2021.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $12 million and $10 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the cumulative amounts ceded under the LPT were $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $417 million and $429 million as of March 31, 2022 and December 31, 2021 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $3.1 billion as of March 31, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2022, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2022	2021
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$17	$15
Expected return on plan assets	(38)	(38)
Amortization of net actuarial (gain) loss	7	12
Total net periodic pension cost (benefit)	$(14)	$(11)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2022	2021
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$(4)	$(3)
Other operating expenses	(10)	(8)
Total net periodic pension cost (benefit)	$(14)	$(11)

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022	$(2)	$1,039	$(604)	$(113)	$320
Other comprehensive income (loss) before reclassifications	(4)	(1,612)	—	(14)	(1,630)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $1, $2, $— and $3	—	(1)	(6)	—	(7)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $424, $(2), $— and $423	(4)	(1,611)	6	(14)	(1,623)
Balance as of March 31, 2022	$(6)	$(572)	$(598)	$(127)	$(1,303)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(3)	(593)	—	2	(594)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(8), $2, $— and $(5)	(3)	34	(9)	—	22
Other comprehensive income (loss) net of tax (expense) benefit of $—, $162, $(2), $— and $160	—	(627)	9	2	(616)
Balance as of March 31, 2021	$—	$1,118	$(839)	$(92)	$187

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2021. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Net investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$772	$904	$264	$120	$(1)	$—	$2,059
Net investment income	103	118	14	212	1	—	448
Non-insurance warranty revenue	382	—	—	—	—	—	382
Other revenues	1	8	(1)	(1)	2	(2)	7
Total operating revenues	1,258	1,030	277	331	2	(2)	2,896
Claims, benefits and expenses
Net incurred claims and benefits	445	573	158	281	(8)	—	1,449
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	157	148	39	—	—	—	344
Non-insurance warranty expense	354	—	—	—	—	—	354
Other insurance related expenses	81	130	47	31	2	—	291
Other expenses	13	7	1	3	41	(2)	63
Total claims, benefits and expenses	1,051	863	245	315	35	(2)	2,507
Core income (loss) before income tax	207	167	32	16	(33)	—	389
Income tax (expense) benefit on core income (loss)	(44)	(35)	(6)	7	5	—	(73)
Core income (loss)	$163	$132	$26	$23	$(28)	$—	316
Net investment gains (losses)							(11)
Income tax (expense) benefit on net investment gains (losses)							8
Net investment gains (losses), after tax							(3)
Net income (loss)							$313

March 31, 2022
(In millions)
Reinsurance receivables	$1,291	$947	$360	$399	$2,530	$—	$5,527
Insurance receivables	1,055	1,503	359	4	(1)	—	2,920
Deferred acquisition costs	370	294	102	—	—	—	766
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	3,504	—	—	—	—	—	3,504
Insurance reserves
Claim and claim adjustment expenses	6,623	8,934	2,316	3,712	2,763	—	24,348
Unearned premiums	3,029	2,161	624	128	—	—	5,942
Future policy benefits	—	—	—	11,938	—	—	11,938
Deferred non-insurance warranty revenue	4,528	—	—	—	—	—	4,528

Three months ended March 31, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$735	$855	$252	$120	$—	$—	$1,962
Net investment income	117	148	14	219	6	—	504
Non-insurance warranty revenue	338	—	—	—	—	—	338
Other revenues	—	5	—	1	1	(2)	5
Total operating revenues	1,190	1,008	266	340	7	(2)	2,809
Claims, benefits and expenses
Net incurred claims and benefits	427	639	155	281	(2)	—	1,500
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	154	153	52	—	—	—	359
Non-insurance warranty expense	311	—	—	—	—	—	311
Other insurance related expenses	70	115	35	25	10	—	255
Other expenses	11	9	(5)	2	42	(2)	57
Total claims, benefits and expenses	974	921	237	308	50	(2)	2,488
Core income (loss) before income tax	216	87	29	32	(43)	—	321
Income tax (expense) benefit on core income (loss)	(46)	(18)	(5)	4	7	—	(58)
Core income (loss)	$170	$69	$24	$36	$(36)	$—	263
Net investment gains (losses)							57
Income tax (expense) benefit on net investment gains (losses)							(8)
Net investment gains (losses), after tax							49
Net income (loss)							$312

December 31, 2021
(In millions)
Reinsurance receivables	$1,200	$923	$381	$401	$2,579	$—	$5,484
Insurance receivables	1,136	1,488	340	6	4	—	2,974
Deferred acquisition costs	363	278	96	—	—	—	737
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,476	—	—	—	—	—	3,476
Insurance reserves
Claim and claim adjustment expenses	6,433	8,890	2,280	3,754	2,817	—	24,174
Unearned premiums	3,001	2,066	585	109	—	—	5,761
Future policy benefits	—	—	—	13,236	—	—	13,236
Deferred non-insurance warranty revenue	4,503	—	—	—	—	—	4,503

The following table presents operating revenues by line of business for each reportable segment.

Three months ended March 31
(In millions)	2022	2021
Specialty
Management & Professional Liability	$673	$667
Surety	148	142
Warranty & Alternative Risks	437	381
Specialty revenues	1,258	1,190
Commercial
Middle Market	362	375
Construction	324	309
Small Business	138	126
Other Commercial	206	198
Commercial revenues	1,030	1,008
International
Canada	88	79
Europe	120	111
Hardy	69	76
International revenues	277	266
Life & Group revenues	331	340
Corporate & Other revenues	2	7
Eliminations	(2)	(2)
Total operating revenues	2,896	2,809
Net investment gains (losses)	(11)	57
Total revenues	$2,885	$2,866

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.5 billion reported in Deferred non-insurance warranty revenue as of March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022 and 2021, the Company recognized $0.4 billion and $0.3 billion of revenues that were included in the deferred revenue balance as of January 1, 2022 and 2021. For the three months ended March 31, 2022 and 2021, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.0 billion of the deferred revenue in the remainder of 2022, $1.1 billion in 2023, $0.9 billion in 2024 and $1.5 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021.
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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, excludes business which is ceded to third party captives, including business related to large warranty programs.
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
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, financial condition, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

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

Three months ended March 31
(In millions)	2022	2021
Operating Revenues
Net earned premiums	$2,059	$1,962
Net investment income	448	504
Non-insurance warranty revenue	382	338
Other revenues	7	5
Total operating revenues	2,896	2,809
Claims, Benefits and Expenses
Net incurred claims and benefits	1,449	1,500
Policyholders' dividends	6	6
Amortization of deferred acquisition costs	344	359
Non-insurance warranty expense	354	311
Other insurance related expenses	291	255
Other expenses	63	57
Total claims, benefits and expenses	2,507	2,488
Core income before income tax	389	321
Income tax expense on core income	(73)	(58)
Core income	316	263
Net investment (losses) gains	(11)	57
Income tax benefit (expense) on net investment (losses) gains	8	(8)
Net investment (losses) gains, after tax	(3)	49
Net income	$313	$312
Core income increased $53 million for the three months ended March 31, 2022 as compared with the same period in 2021. Core income for our Property & Casualty Operations increased $58 million due to lower catastrophe losses and improved non-catastrophe current accident year underwriting results partially offset by lower net investment income driven by limited partnership and common stock returns. Core income for our Life & Group segment decreased $13 million while core loss for our Corporate & Other segment improved $8 million.
Catastrophe losses were $19 million and $125 million for the three months ended March 31, 2022 and 2021. Catastrophe losses for the three months ended March 31, 2022 were primarily related to severe weather related events. Catastrophe losses for the three months ended March 31, 2021 were primarily driven by Winter Storms Uri and Viola. Favorable net prior year loss reserve development of $12 million and $15 million was recorded in the three months ended March 31, 2022 and 2021 related to our Specialty and Commercial segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021
Gross written premiums	$1,846	$1,794
Gross written premiums excluding third-party captives	885	816
Net written premiums	771	742
Net earned premiums	772	735
Net investment income	103	117
Core income	163	170

Other performance metrics:
Loss ratio excluding catastrophes and development	58.9%	59.4%
Effect of catastrophe impacts	—	0.7
Effect of development-related items	(1.3)	(2.1)
Loss ratio	57.6	58.0
Expense ratio	30.9	30.6
Dividend ratio	0.2	0.2
Combined ratio	88.7%	88.8%
Combined ratio excluding catastrophes and development	90.0%	90.2%

Rate	9%	11%
Renewal premium change	10	12
Retention	85	86
New business	$145	$103
Gross written premiums, excluding third-party captives, for Specialty increased $69 million for the three months ended March 31, 2022 as compared with the same period in 2021 driven by higher new business and rate. Net written premiums for Specialty increased $29 million for the three months ended March 31, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $7 million for the three months ended March 31, 2022 as compared with the same period in 2021 primarily due to lower net investment income driven by limited partnership and common stock returns partially offset by improved current accident year underwriting results.
The combined ratio of 88.7% improved 0.1 point for the three months ended March 31, 2022 as compared with the same period in 2021 due to a 0.4 point improvement in the loss ratio largely offset by a 0.3 point increase in the expense ratio. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results partially offset by lower favorable net prior year loss reserve development. There were no catastrophe losses for the three months ended March 31, 2022, as compared with $5 million, or 0.7 points of the loss ratio, for the three months ended March 31, 2021. The increase in the expense ratio was driven by higher underwriting expenses partially offset by higher net earned premiums.
Favorable net prior year loss reserve development of $10 million and $15 million was recorded for the three months ended March 31, 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2022	December 31, 2021
Gross case reserves	$1,570	$1,578
Gross IBNR reserves	5,053	4,855
Total gross carried claim and claim adjustment expense reserves	$6,623	$6,433
Net case reserves	$1,348	$1,338
Net IBNR reserves	4,035	3,927
Total net carried claim and claim adjustment expense reserves	$5,383	$5,265

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021
Gross written premiums	$1,208	$1,113
Gross written premiums excluding third-party captives	1,206	1,111
Net written premiums	1,001	960
Net earned premiums	904	855
Net investment income	118	148
Core income	132	69

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	60.8%
Effect of catastrophe impacts	1.8	13.4
Effect of development-related items	—	0.5
Loss ratio	63.3	74.7
Expense ratio	30.7	31.4
Dividend ratio	0.5	0.6
Combined ratio	94.5%	106.7%
Combined ratio excluding catastrophes and development	92.7%	92.8%

Rate	5%	10%
Renewal premium change	8	11
Retention	85	83
New business	$228	$211
Gross written premiums for Commercial increased $95 million for the three months ended March 31, 2022 as compared with the same period in 2021 driven by rate and retention. Net written premiums for Commercial increased $41 million for the three months ended March 31, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $63 million for the three months ended March 31, 2022 as compared with the same period in 2021, primarily due to lower catastrophe losses partially offset by lower net investment income driven by limited partnership and common stock returns.
The combined ratio of 94.5% improved 12.2 points for the three months ended March 31, 2022 as compared with the same period in 2021 primarily due to a 11.4 point improvement in the loss ratio and a 0.7 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower catastrophe losses. Catastrophe losses were $16 million, or 1.8 points of the loss ratio, for the three months ended March 31, 2022, as compared with $115 million, or 13.4 points of the loss ratio, for the three months ended March 31, 2021. The combined ratio excluding catastrophes and development improved 0.1 point for the three months ended March 31, 2022 as compared with the same period in 2021. The improvement in the expense ratio of 0.7 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 0.7 points due to a shift in mix of business associated with the property quota share treaty we purchased during the second quarter of 2021. Our property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums. On a mix adjusted basis, there was no change in the underlying loss ratio.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended March 31, 2022 as compared with no net prior year loss reserve development for the three months ended March 31, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2022	December 31, 2021
Gross case reserves	$3,102	$3,184
Gross IBNR reserves	5,832	5,706
Total gross carried claim and claim adjustment expense reserves	$8,934	$8,890
Net case reserves	$2,796	$2,850
Net IBNR reserves	5,315	5,215
Total net carried claim and claim adjustment expense reserves	$8,111	$8,065

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021
Gross written premiums	$363	$343
Net written premiums	251	235
Net earned premiums	264	252
Net investment income	14	14
Core income	26	24

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	59.6%
Effect of catastrophe impacts	1.2	2.0
Effect of development-related items	—	(0.1)
Loss ratio	59.8	61.5
Expense ratio	32.6	34.4
Combined ratio	92.4%	95.9%
Combined ratio excluding catastrophes and development	91.2%	94.0%

Rate	9%	14%
Renewal premium change	10	12
Retention	73	75
New business	$78	$80
Gross written premiums for International increased $20 million for the three months ended March 31, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $30 million driven by rate. Net written premiums for International increased $16 million for the three months ended March 31, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $26 million for the three months ended March 31, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $2 million for the three months ended March 31, 2022 as compared with the same period in 2021 driven by improved current accident year underwriting results.
The combined ratio of 92.4% improved 3.5 points for the three months ended March 31, 2022 as compared with the same period in 2021 due to a 1.8 point improvement in the expense ratio and a 1.7 point improvement in the loss ratio. The improvement in the expense ratio was driven by lower acquisition costs and higher net earned premiums. The improvement in the loss ratio was driven by improved current accident year underwriting results. Catastrophe losses were $3 million, or 1.2 points of the loss ratio, for 2022, as compared with $5 million, or 2.0 points of the loss ratio, for the three months ended March 31, 2021.
There was no net prior year loss reserve development for the three months ended March 31, 2022 or 2021.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2022	December 31, 2021
Gross case reserves	$829	$859
Gross IBNR reserves	1,487	1,421
Total gross carried claim and claim adjustment expense reserves	$2,316	$2,280
Net case reserves	$718	$744
Net IBNR reserves	1,251	1,196
Total net carried claim and claim adjustment expense reserves	$1,969	$1,940

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2022	2021
Net earned premiums	$120	$120
Net investment income	212	219
Core income before income tax	16	32
Income tax benefit on core income	7	4
Core income	23	36
Core income decreased $13 million for the three months ended March 31, 2022 as compared with the same period in 2021 primarily due to lower net investment income and higher expenses.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2022	2021
Net investment income	$1	$6
Interest expense	28	28
Core loss	(28)	(36)
Core loss improved $8 million for the three months ended March 31, 2022 as compared with the same period in 2021. The prior period included the recognition of a $12 million after-tax loss resulting from the legacy Excess Workers' Compensation (EWC) Loss Portfolio Transfer (LPT).
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2022	December 31, 2021
Gross case reserves	$1,580	$1,551
Gross IBNR reserves	1,183	1,266
Total gross carried claim and claim adjustment expense reserves	$2,763	$2,817
Net case reserves	$139	$146
Net IBNR reserves	144	148
Total net carried claim and claim adjustment expense reserves	$283	$294

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2022	2021
Fixed income securities:
Taxable fixed income securities	$368	$359
Tax-exempt fixed income securities	73	80
Total fixed income securities	441	439
Limited partnership and common stock investments	8	61
Other, net of investment expense	(1)	4
Net investment income	$448	$504

Effective income yield for the fixed income securities portfolio	4.3%	4.4%
Limited partnership and common stock return	0.4%	3.4%
Net investment income decreased $56 million for the three months ended March 31, 2022 as compared with the same period in 2021 driven by lower limited partnership and common stock returns.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2022	2021
Fixed maturity securities:
Corporate and other bonds	$3	$36
States, municipalities and political subdivisions	3	(1)
Asset-backed	(8)	3
Total fixed maturity securities	(2)	38
Non-redeemable preferred stock	(38)	2
Short term and other	29	17
Net investment (losses) gains	(11)	57
Income tax benefit (expense) on net investment (losses) gains	8	(8)
Net investment (losses) gains, after tax	$(3)	$49
Net investment results decreased $68 million for the three months ended March 31, 2022 as compared with the same period in 2021 driven by the unfavorable change in fair value of non-redeemable preferred stock and lower net investment gains on disposals of fixed maturity securities.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,497	$(107)	$2,600	$42
AAA	3,513	97	3,784	360
AA	7,243	160	7,665	823
A	9,062	366	9,511	1,087
BBB	17,497	552	18,458	2,043
Non-investment grade	2,133	(34)	2,362	91
Total	$41,945	$1,034	$44,380	$4,446
As of March 31, 2022 and December 31, 2021, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $1.5 billion and $1.7 billion of pre-refunded municipal bonds as of March 31, 2022 and December 31, 2021.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,095	$116
AAA	993	105
AA	2,809	269
A	3,300	205
BBB	6,073	392
Non-investment grade	1,254	70
Total	$16,524	$1,157

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	238	4
Due after one year through five years	3,081	97
Due after five years through ten years	7,754	465
Due after ten years	5,451	591
Total	$16,524	$1,157

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

	March 31, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$16,868	8.9	$18,458	9.2
Other investments	27,045	5.0	28,915	4.9
Total	$43,913	6.5	$47,373	6.6
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2022, net cash provided by operating activities was $645 million as compared with $82 million for the same period in 2021. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $129 million for the three months ended March 31, 2022, as compared with net cash provided of $408 million for the same period in 2021. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the three months ended March 31, 2022, net cash used by financing activities was $688 million as compared with $321 million for the same period in 2021. In the first quarter of 2022, we paid dividends of $657 million and repurchased 445,000 shares of common stock at an aggregate cost of $21 million. In the first quarter of 2021, we paid dividends of $310 million and repurchased 66,000 shares of our common stock at an aggregate cost of $3 million.
Common Stock Dividends
Cash dividends of $2.40 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the three months ended March 31, 2022. On April 29, 2022, our Board of Directors declared a quarterly cash dividend of $0.40 per share, payable June 2, 2022 to stockholders of record on May 16, 2022. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2022, CCC was in a positive earned surplus position. CCC paid dividends of $535 million and $330 million during the three months ended March 31, 2022 and 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes the Long term care and fully-ceded single premium immediate annuity business.
The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than CNA’s expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a $2.2 billion - $2.5 billion decrease in Accumulated other comprehensive income as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the Company used interest rates in effect as of March 31, 2022 in its calculation, the transition impact would have been a $1.0 billion - $1.3 billion decrease in Accumulated other comprehensive income.
For a discussion of Accounting Standards Updates, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we are conducting; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statement. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following as well as those risks contained in the Risk Factors section of our 2021 Annual Report on Form 10-K:
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of our 2021 Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
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
Industry and General Market Factors
•the COVID-19 pandemic and measures to mitigate the spread of the virus may continue to result in increased claims and related litigation or regulatory risk across our enterprise;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2022. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2022, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective March 31, 2022.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) The table below details the repurchases of our common stock made during the three months ended March 31, 2022.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
February 1, 2022 - February 28, 2022	50,679	$45.85	N/A	N/A
March 1, 2022 - March 31, 2022	394,321	$46.57	N/A	N/A
Total	445,000		N/A	N/A

Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 2, 2022	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
General Release and Separation Agreement, dated March 14, 2022, between CNA Financial Corporation and Kevin Smith	10.1

General Release and Separation Agreement, dated April 4, 2022, between CNA Financial Corporation and Kevin Leidwinger	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1