Form 10-Q
period 2022-06-30
CNA FINANCIAL CORP
filed 2022-08-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 28, 2022, 271,319,228 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Net earned premiums	$2,155	$2,035	$4,214	$3,997
Net investment income	432	591	880	1,095
Net investment (losses) gains	(59)	38	(70)	95
Non-insurance warranty revenue	392	359	774	697
Other revenues	6	6	13	11
Total revenues	2,926	3,029	5,811	5,895
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,583	1,546	3,038	3,052
Amortization of deferred acquisition costs	374	357	718	716
Non-insurance warranty expense	367	332	721	643
Other operating expenses	329	303	655	587
Interest	28	29	56	57
Total claims, benefits and expenses	2,681	2,567	5,188	5,055
Income before income tax	245	462	623	840
Income tax expense	(40)	(94)	(105)	(160)
Net income	$205	$368	$518	$680

Basic earnings per share	$0.75	$1.35	$1.91	$2.50

Diluted earnings per share	$0.75	$1.35	$1.90	$2.49

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.7	271.9	271.8	271.9
Diluted	272.6	272.8	272.7	272.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Comprehensive (Loss) Income
Net income	$205	$368	$518	$680
Other Comprehensive (Loss) Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(2)	—	(6)	—
Net unrealized gains and losses on other investments	(1,346)	300	(2,957)	(327)
Net unrealized gains and losses on investments	(1,348)	300	(2,963)	(327)
Foreign currency translation adjustment	(68)	12	(82)	14
Pension and postretirement benefits	6	10	12	19
Other comprehensive (loss) income, net of tax	(1,410)	322	(3,033)	(294)
Total comprehensive (loss) income	$(1,205)	$690	$(2,515)	$386
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $41,215 and $39,952, less allowance for credit loss of $5 and $18)	$39,385	$44,380
Equity securities at fair value (cost of $978 and $964)	898	1,035
Limited partnership investments	1,863	1,859
Other invested assets	71	91
Mortgage loans (less allowance for uncollectible receivables of $16 and $16)	949	973
Short term investments	1,114	1,990
Total investments	44,280	50,328
Cash	560	536
Reinsurance receivables (less allowance for uncollectible receivables of $21 and $21)	5,753	5,463
Insurance receivables (less allowance for uncollectible receivables of $28 and $29)	3,210	2,945
Accrued investment income	382	377
Deferred acquisition costs	792	737
Deferred income taxes	927	142
Property and equipment at cost (less accumulated depreciation of $266 and $255)	227	226
Goodwill	145	148
Deferred non-insurance warranty acquisition expense	3,593	3,476
Other assets	2,360	2,261
Total assets	$62,229	$66,639
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,559	$24,174
Unearned premiums	6,289	5,761
Future policy benefits	10,926	13,236
Long term debt	2,780	2,779
Deferred non-insurance warranty revenue	4,638	4,503
Other liabilities (includes $62 and $56 due to Loews Corporation)	3,525	3,377
Total liabilities	52,717	53,830
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,315,248 and 271,363,999 shares outstanding)	683	683
Additional paid-in capital	2,203	2,215
Retained earnings	9,415	9,663
Accumulated other comprehensive (loss) income	(2,713)	320
Treasury stock (1,724,995 and 1,676,244 shares), at cost	(76)	(72)
Total stockholders’ equity	9,512	12,809
Total liabilities and stockholders' equity	$62,229	$66,639
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2022	2021
Cash Flows from Operating Activities
Net income	$518	$680
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(10)	27
Trading portfolio activity	7	19
Net investment losses (gains)	70	(95)
Equity method investees	184	(79)
Net amortization of investments	(56)	(41)
Depreciation and amortization	25	27
Changes in:
Receivables, net	(614)	(1,087)
Accrued investment income	(6)	(3)
Deferred acquisition costs	(63)	(12)
Insurance reserves	1,376	1,373
Other, net	(178)	(124)
Net cash flows provided by operating activities	1,253	685
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,293	1,846
Fixed maturity securities - maturities, calls and redemptions	1,715	2,104
Equity securities	193	193
Limited partnerships	101	124
Mortgage loans	76	69
Purchases:
Fixed maturity securities	(6,251)	(4,615)
Equity securities	(195)	(181)
Limited partnerships	(168)	(169)
Mortgage loans	(53)	(16)
Change in other investments	15	6
Change in short term investments	868	442
Purchases of property and equipment	(25)	(5)
Net cash flows used by investing activities	(431)	(202)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(765)	(414)
Purchase of treasury stock	(21)	(18)
Other, net	—	(9)
Net cash flows used by financing activities	(786)	(441)
Effect of foreign exchange rate changes on cash	(12)	1
Net change in cash	24	43
Cash, beginning of year	536	419
Cash, end of period	$560	$462
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,195	2,194	2,215	2,211
Stock-based compensation	8	7	(12)	(10)
Balance, end of period	2,203	2,201	2,203	2,201
Retained Earnings
Balance, beginning of period	9,319	9,084	9,663	9,081
Dividends to common stockholders ($0.40, $0.38, $2.80, $1.51 per share)	(109)	(104)	(766)	(413)
Net income	205	368	518	680
Balance, end of period	9,415	9,348	9,415	9,348
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(1,303)	187	320	803
Other comprehensive (loss) income	(1,410)	322	(3,033)	(294)
Balance, end of period	(2,713)	509	(2,713)	509
Treasury Stock
Balance, beginning of period	(77)	(59)	(72)	(71)
Stock-based compensation	1	1	17	16
Purchase of treasury stock	—	(15)	(21)	(18)
Balance, end of period	(76)	(73)	(76)	(73)
Total stockholders' equity	$9,512	$12,668	$9,512	$12,668
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 89.6% of the outstanding common stock of CNAF as of June 30, 2022.
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
The interim financial data as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
For the three and six months ended June 30, 2022, approximately 1 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 10 thousand and 5 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
For the three and six months ended June 30, 2021, approximately 1 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. For those same periods, approximately 1 thousand and 3 thousand potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were not included in the calculation of diluted earnings per share, because the effect would have been antidilutive.
The Company repurchased 445,000 and 377,615 shares of CNAF common stock at an aggregate cost of $21 million and $18 million during the six months ended June 30, 2022 and 2021.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Fixed maturity securities	$441	$425	$870	$853
Equity securities	(11)	20	(9)	49
Limited partnership investments	6	146	24	189
Mortgage loans	12	15	27	29
Short term investments	2	—	2	—
Trading portfolio	—	2	1	7
Other	—	(1)	—	1
Gross investment income	450	607	915	1,128
Investment expense	(18)	(16)	(35)	(33)
Net investment income	$432	$591	$880	$1,095
During the three and six months ended June 30, 2022, $22 million and $23 million of Net investment loss was recognized due to the change in fair value of common stock still held as of June 30, 2022. During the three and six months ended June 30, 2021, $9 million and $21 million of Net investment income was recognized due to the change in fair value of common stock still held as of June 30, 2021.
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$45	$51	$71	$109
Gross losses	(60)	(20)	(88)	(40)
Net investment gains (losses) on fixed maturity securities	(15)	31	(17)	69
Equity securities	(71)	17	(109)	19
Derivatives	26	(12)	55	5
Short term investments and other	1	2	1	2
Net investment gains (losses)	$(59)	$38	$(70)	$95
During the three and six months ended June 30, 2022, $70 million and $108 million of losses were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2022. During the three and six months ended June 30, 2021, $15 million of gains were recognized in Net investment gains (losses) due to the change in fair value of non-redeemable preferred stock still held as of June 30, 2021.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $374 million, $369 million, and $374 million as of June 30, 2022, December 31, 2021 and June 30, 2021 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2022	$12	$5	$17
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	12	—	12
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(3)	(3)
Balance as of June 30, 2022	$—	$5	$5

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2021	$27	$16	$43
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	4	4

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(3)	1	(2)
Balance as of June 30, 2021	$24	$21	$45

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	12	—	12
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(5)	(4)
Balance as of June 30, 2022	$—	$5	$5

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	2	4	6

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)	—	(9)
Balance as of June 30, 2021	$24	$21	$45

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21	$(2)	$29	$5
Asset-backed	(1)	1	1	—
Impairment losses (gains) recognized in earnings	$20	$(1)	$30	$5
There were no losses recognized on mortgage loans during the three and six months ended June 30, 2022 or 2021.

The following tables present a summary of fixed maturity securities.

June 30, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$22,606	$499	$1,440	$—	$21,665
States, municipalities and political subdivisions	9,822	492	676	—	9,638
Asset-backed:
Residential mortgage-backed	3,034	14	305	—	2,743
Commercial mortgage-backed	1,995	6	164	—	1,837
Other asset-backed	3,063	4	220	5	2,842
Total asset-backed	8,092	24	689	5	7,422
U.S. Treasury and obligations of government-sponsored enterprises	115	1	7	—	109
Foreign government	577	1	30	—	548
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,215	1,017	2,842	5	39,385
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,215	$1,017	$2,842	$5	$39,385

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14	—	11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8	—	2,956
Commercial mortgage-backed	1,987	63	19	—	2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government-sponsored enterprises	132	1	3	—	130
Foreign government	570	15	2	—	583
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	39,945	4,558	112	18	44,373
Total fixed maturity securities trading	7	—	—	—	7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380
The net unrealized gains and losses on investments included in the tables above are recorded as a component of Accumulated other comprehensive income (AOCI). When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent there are unrealized gains on fixed income securities supporting the reserves of certain products within the Life & Group segment that would result in a premium deficiency, or would impact the reserve balance if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains (losses) through Other comprehensive income (loss) (Shadow Adjustments). As of June 30, 2022 and December 31, 2021, the net unrealized gains and losses on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $482 million and $2,477 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$14,827	$1,366	$322	$74	$15,149	$1,440
States, municipalities and political subdivisions	4,121	666	32	10	4,153	676
Asset-backed:
Residential mortgage-backed	2,374	305	3	—	2,377	305
Commercial mortgage-backed	1,552	143	149	21	1,701	164
Other asset-backed	2,354	214	85	6	2,439	220
Total asset-backed	6,280	662	237	27	6,517	689
U.S. Treasury and obligations of government-sponsored enterprises	82	6	3	1	85	7
Foreign government	436	28	23	2	459	30
Total	$25,746	$2,728	$617	$114	$26,363	$2,842

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14	—	—	730	14
Asset-backed:
Residential mortgage-backed	1,043	8	—	—	1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62	—	902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5	—	74	3
Foreign government	97	2	—	—	97	2
Total	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,150	$223	$898	$8
AAA	1,232	205	368	6
AA	4,078	581	875	17
A	5,454	493	1,516	23
BBB	11,806	1,111	1,812	42
Non-investment grade	1,643	229	596	16
Total	$26,363	$2,842	$6,065	$112
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2022 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the Company considered the recent volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2022.

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2022		December 31, 2021
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,150	$1,153	$1,603	$1,624
Due after one year through five years	9,330	9,154	10,637	11,229
Due after five years through ten years	14,434	13,549	13,294	14,338
Due after ten years	16,301	15,529	14,411	17,182
Total	$41,215	$39,385	$39,945	$44,373
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $285 million and $270 million and a fair value of $41 million and $(12) million as of June 30, 2022 and December 31, 2021. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of June 30, 2022, the Company had commitments to purchase or fund approximately $1,455 million and sell approximately $25 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

June 30, 2022	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2022	2021	2020	2019	2018	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$9	$14	$112	$21	$54	$280	$490
LTV 55% to 65%	—	—	—	8	—	—	8
LTV greater than 65%	18	11	—	—	—	—	29
DSCR 1.2x - 1.6x
LTV less than 55%	—	49	14	78	10	44	195
LTV 55% to 65%	28	—	24	—	—	8	60
LTV greater than 65%	15	—	—	—	—	—	15
DSCR ≤1.2
LTV less than 55%	—	—	—	52	—	17	69
LTV 55% to 65%	—	—	—	55	—	—	55
LTV greater than 65%	10	21	—	6	—	7	44
Total	$80	$95	$150	$220	$64	$356	$965
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of June 30, 2022, accrued interest receivable on mortgage loans totaled $3 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

June 30, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$118	$21,361	$846	$22,325
States, municipalities and political subdivisions	—	9,592	46	9,638
Asset-backed	—	6,781	641	7,422
Total fixed maturity securities	118	37,734	1,533	39,385
Equity securities:
Common stock	188	—	34	222
Non-redeemable preferred stock	59	604	13	676
Total equity securities	247	604	47	898
Short term and other	932	35	—	967
Total assets	$1,297	$38,373	$1,580	$41,250
Liabilities
Other liabilities	$—	$(41)	$—	$(41)
Total liabilities	$—	$(41)	$—	$(41)

December 31, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$140	$23,775	$937	$24,852
States, municipalities and political subdivisions	—	11,887	56	11,943
Asset-backed	—	7,029	556	7,585
Total fixed maturity securities	140	42,691	1,549	44,380
Equity securities:
Common stock	220	—	13	233
Non-redeemable preferred stock	65	721	16	802
Total equity securities	285	721	29	1,035
Short term and other	1,798	74	—	1,872
Total assets	$2,223	$43,486	$1,578	$47,287
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2022	$915	$51	$604	$44	$1,614
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	3	(2)	—
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(82)	(5)	(52)	—	(139)
Total realized and unrealized investment gains (losses)	(83)	(5)	(44)	(3)	(135)
Purchases	51	—	92	—	143
Sales	—	—	(2)	(3)	(5)
Settlements	(37)	—	(23)	9	(51)
Transfers into Level 3	—	—	14	—	14
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2022	$846	$46	$641	$47	$1,580
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(3)	$(3)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Other comprehensive income (loss) in the period	(81)	(5)	(52)	—	(138)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2021	$767	$44	$315	$29	$1,155
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	3	—	—	—	3
Reported in Net investment income	—	—	1	—	1
Reported in Other comprehensive income (loss)	16	2	4	—	22
Total realized and unrealized investment gains (losses)	19	2	5	—	26
Purchases	122	12	84	—	218
Sales	(3)	—	—	(4)	(7)
Settlements	(22)	(1)	(10)	—	(33)
Transfers into Level 3	—	—	21	—	21
Transfers out of Level 3	—	—	(5)	—	(5)
Balance as of June 30, 2021	$883	$57	$410	$25	$1,375
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Other comprehensive income (loss) in the period	16	2	4	—	22

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	5	(3)	—
Reported in Net investment income	—	—	6	3	9
Reported in Other comprehensive income (loss)	(153)	(10)	(84)	—	(247)
Total realized and unrealized investment gains (losses)	(155)	(10)	(73)	—	(238)
Purchases	118	—	232	12	362
Sales	(5)	—	(2)	(3)	(10)
Settlements	(59)	—	(40)	9	(90)
Transfers into Level 3	10	—	19	—	29
Transfers out of Level 3	—	—	(51)	—	(51)
Balance as of June 30, 2022	$846	$46	$641	$47	$1,580
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Other comprehensive income (loss) in the period	(153)	(10)	(83)	—	(246)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(10)	—	—	1	(9)
Reported in Net investment income	—	—	3	1	4
Reported in Other comprehensive income (loss)	(24)	—	(5)	—	(29)
Total realized and unrealized investment gains (losses)	(34)	—	(2)	2	(34)
Purchases	164	12	114	—	290
Sales	(3)	—	—	(4)	(7)
Settlements	(24)	(1)	(27)	—	(52)
Transfers into Level 3	10	—	30	—	40
Transfers out of Level 3	—	—	(13)	—	(13)
Balance as of June 30, 2021	$883	$57	$410	$25	$1,375
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2021 recognized in Other comprehensive income (loss) in the period	(24)	—	(5)	—	(29)

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
As of June 30, 2022 and December 31, 2021, there were $64 million and $74 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,117	Discounted cash flow	Credit spread	1% - 9% (3%)

December 31, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1% - 7% (2%)
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

June 30, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$949	$—	$—	$915	$915
Liabilities
Long term debt	$2,780	$—	$2,654	$—	$2,654

December 31, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$973	$—	$—	$1,018	$1,018
Liabilities
Long term debt	$2,779	$—	$2,978	$—	$2,978
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $37 million and $57 million for the three and six months ended June 30, 2022 and $54 million and $179 million for the three and six months ended June 30, 2021 related primarily to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the six months ended June 30
(In millions)	2022	2021
Reserves, beginning of year:
Gross	$24,174	$22,706
Ceded	4,969	4,005
Net reserves, beginning of year	19,205	18,701
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	—	(632)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,974	2,930
Increase (decrease) in provision for insured events of prior years	(69)	(78)
Amortization of discount	90	95
Total net incurred (1)	2,995	2,947
Net payments attributable to:
Current year events	(245)	(317)
Prior year events	(2,330)	(1,949)
Total net payments	(2,575)	(2,266)
Foreign currency translation adjustment and other	(222)	(5)
Net reserves, end of period	19,403	18,745
Ceded reserves, end of period	5,156	4,735
Gross reserves, end of period	$24,559	$23,480
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

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Pretax (favorable) unfavorable development:
Specialty	$(10)	$(10)	$(20)	$(25)
Commercial	(22)	—	(24)	—
International	(5)	(1)	(5)	(1)
Corporate & Other	64	40	64	40
Total pretax (favorable) unfavorable development	$27	$29	$15	$14
Unfavorable development of $64 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2022 largely associated with legacy mass tort abuse claims, including the recent Diocese of Rochester proposed settlement. Unfavorable development of $40 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2021 due to legacy mass tort exposures, primarily related to abuse.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Pretax (favorable) unfavorable development:
Medical Professional Liability	$1	$—	$9	$8
Other Professional Liability and Management Liability	13	10	13	10
Surety	(19)	(23)	(28)	(38)
Warranty	—	—	(9)	(8)
Other	(5)	3	(5)	3
Total pretax (favorable) unfavorable development	$(10)	$(10)	$(20)	$(25)
Three Months
2022
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber and professional E&O businesses in multiple accident years.
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
Six Months
2022
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber and professional E&O businesses in multiple accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
2021
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber business in recent accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Pretax (favorable) unfavorable development:
Commercial Auto	$21	$30	$21	$30
General Liability	41	—	41	—
Workers' Compensation	(82)	(42)	(84)	(42)
Property and Other	(2)	12	(2)	12
Total pretax (favorable) unfavorable development	$(22)	$—	$(24)	$—
Three Months
2022
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction business in multiple accident years.
Unfavorable development in general liability was due to higher than expected claim severity in construction, middle market and small business across multiple accident years.
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
Six Months
2022
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction business in multiple accident years.
Unfavorable development in general liability was due to higher than expected claim severity in construction, middle market and small business across multiple accident years.
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021 (1)	2022	2021 (1)
Pretax (favorable) unfavorable development:
Commercial	$(4)	$—	$(4)	$—
Specialty	(1)	(1)	(1)	(1)
Other	—	—	—	—
Total pretax (favorable) unfavorable development	$(5)	$(1)	$(5)	$(1)
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $11 million and $12 million for the three months ended June 30, 2022 and 2021 and $23 million and $22 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the cumulative amounts ceded under the LPT were $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $406 million and $429 million as of June 30, 2022 and December 31, 2021 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.4 billion as of June 30, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2022, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$16	$16	$33	$31
Expected return on plan assets	(38)	(39)	(76)	(77)
Amortization of net actuarial (gain) loss	8	11	15	23
Settlement loss	—	1	—	1
Total net periodic pension cost (benefit)	$(14)	$(11)	$(28)	$(22)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$(4)	$(3)	$(8)	$(6)
Other operating expenses	(10)	(8)	(20)	(16)
Total net periodic pension cost (benefit)	$(14)	$(11)	$(28)	$(22)

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2022	$(6)	$(572)	$(598)	$(127)	$(1,303)
Other comprehensive income (loss) before reclassifications	(1)	(1,360)	—	(68)	(1,429)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $3, $1, $— and $3	1	(14)	(6)	—	(19)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $356, $(1), $— and $355	(2)	(1,346)	6	(68)	(1,410)
Balance as of June 30, 2022	$(8)	$(1,918)	$(592)	$(195)	$(2,713)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2021	$—	$1,118	$(839)	$(92)	$187
Other comprehensive income (loss) before reclassifications	1	323	—	12	336
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $(7), $3, $— and $(4)	1	23	(10)	—	14
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(75), $(3), $— and $(78)	—	300	10	12	322
Balance as of June 30, 2021	$—	$1,418	$(829)	$(80)	$509

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022	$(2)	$1,039	$(604)	$(113)	$320
Other comprehensive income (loss) before reclassifications	(5)	(2,972)	—	(82)	(3,059)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $4, $3, $— and $6	1	(15)	(12)	—	(26)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $780, $(3), $— and $778	(6)	(2,957)	12	(82)	(3,033)
Balance as of June 30, 2022	$(8)	$(1,918)	$(592)	$(195)	$(2,713)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(2)	(270)	—	14	(258)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(15), $5, $— and $(9)	(2)	57	(19)	—	36
Other comprehensive income (loss) net of tax (expense) benefit of $—, $87, $(5), $— and $82	—	(327)	19	14	(294)
Balance as of June 30, 2021	$—	$1,418	$(829)	$(80)	$509

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$794	$974	$269	$118	$—	$—	$2,155
Net investment income	100	113	14	201	4	—	432
Non-insurance warranty revenue	392	—	—	—	—	—	392
Other revenues	—	4	1	1	1	(1)	6
Total operating revenues	1,286	1,091	284	320	5	(1)	2,985
Claims, benefits and expenses
Net incurred claims and benefits	456	610	160	293	57	—	1,576
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	162	156	56	—	—	—	374
Non-insurance warranty expense	367	—	—	—	—	—	367
Other insurance related expenses	81	134	30	29	1	—	275
Other expenses	12	11	13	2	45	(1)	82
Total claims, benefits and expenses	1,080	916	259	324	103	(1)	2,681
Core income (loss) before income tax	206	175	25	(4)	(98)	—	304
Income tax (expense) benefit on core income (loss)	(45)	(37)	(7)	10	20	—	(59)
Core income (loss)	$161	$138	$18	$6	$(78)	$—	245
Net investment gains (losses)							(59)
Income tax (expense) benefit on net investment gains (losses)							19
Net investment gains (losses), after tax							(40)
Net income (loss)							$205

Three months ended June 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$762	$881	$266	$126	$—	$—	$2,035
Net investment income	134	174	14	265	4	—	591
Non-insurance warranty revenue	359	—	—	—	—	—	359
Other revenues	—	5	1	(1)	2	(1)	6
Total operating revenues	1,255	1,060	281	390	6	(1)	2,991
Claims, benefits and expenses
Net incurred claims and benefits	439	588	159	322	31	—	1,539
Policyholders’ dividends	1	6	—	—	—	—	7
Amortization of deferred acquisition costs	159	148	50	—	—	—	357
Non-insurance warranty expense	332	—	—	—	—	—	332
Other insurance related expenses	71	136	39	25	—	—	271
Other expenses	12	11	(3)	2	40	(1)	61
Total claims, benefits and expenses	1,014	889	245	349	71	(1)	2,567
Core income (loss) before income tax	241	171	36	41	(65)	—	424
Income tax (expense) benefit on core income (loss)	(53)	(34)	(10)	2	12	—	(83)
Core income (loss)	$188	$137	$26	$43	$(53)	$—	341
Net investment gains (losses)							38
Income tax (expense) benefit on net investment gains (losses)							(11)
Net investment gains (losses), after tax							27
Net income (loss)							$368

Six months ended June 30, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,566	$1,878	$533	$238	$(1)	$—	$4,214
Net investment income	203	231	28	413	5	—	880
Non-insurance warranty revenue	774	—	—	—	—	—	774
Other revenues	1	12	—	—	3	(3)	13
Total operating revenues	2,544	2,121	561	651	7	(3)	5,881
Claims, benefits and expenses
Net incurred claims and benefits	901	1,183	318	574	49	—	3,025
Policyholders’ dividends	3	10	—	—	—	—	13
Amortization of deferred acquisition costs	319	304	95	—	—	—	718
Non-insurance warranty expense	721	—	—	—	—	—	721
Other insurance related expenses	162	264	77	60	3	—	566
Other expenses	25	18	14	5	86	(3)	145
Total claims, benefits and expenses	2,131	1,779	504	639	138	(3)	5,188
Core income (loss) before income tax	413	342	57	12	(131)	—	693
Income tax (expense) benefit on core income (loss)	(89)	(72)	(13)	17	25	—	(132)
Core income (loss)	$324	$270	$44	$29	$(106)	$—	561
Net investment gains (losses)							(70)
Income tax (expense) benefit on net investment gains (losses)							27
Net investment gains (losses), after tax							(43)
Net income (loss)							$518

June 30, 2022
(In millions)
Reinsurance receivables	$1,502	$964	$365	$458	$2,485	$—	$5,774
Insurance receivables	1,097	1,751	389	3	(2)	—	3,238
Deferred acquisition costs	375	314	103	—	—	—	792
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	3,593	—	—	—	—	—	3,593
Insurance reserves
Claim and claim adjustment expenses	6,861	8,954	2,307	3,670	2,767	—	24,559
Unearned premiums	3,093	2,428	650	118	—	—	6,289
Future policy benefits	—	—	—	10,926	—	—	10,926
Deferred non-insurance warranty revenue	4,638	—	—	—	—	—	4,638

Six months ended June 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,497	$1,736	$518	$246	$—	$—	$3,997
Net investment income	251	322	28	484	10	—	1,095
Non-insurance warranty revenue	697	—	—	—	—	—	697
Other revenues	—	10	1	—	3	(3)	11
Total operating revenues	2,445	2,068	547	730	13	(3)	5,800
Claims, benefits and expenses
Net incurred claims and benefits	866	1,227	314	603	29	—	3,039
Policyholders’ dividends	2	11	—	—	—	—	13
Amortization of deferred acquisition costs	313	301	102	—	—	—	716
Non-insurance warranty expense	643	—	—	—	—	—	643
Other insurance related expenses	141	251	74	50	10	—	526
Other expenses	23	20	(8)	4	82	(3)	118
Total claims, benefits and expenses	1,988	1,810	482	657	121	(3)	5,055
Core income (loss) before income tax	457	258	65	73	(108)	—	745
Income tax (expense) benefit on core income (loss)	(99)	(52)	(15)	6	19	—	(141)
Core income (loss)	$358	$206	$50	$79	$(89)	$—	604
Net investment gains (losses)							95
Income tax (expense) benefit on net investment gains (losses)							(19)
Net investment gains (losses), after tax							76
Net income (loss)							$680

December 31, 2021
(In millions)
Reinsurance receivables	$1,200	$923	$381	$401	$2,579	$—	$5,484
Insurance receivables	1,136	1,488	340	6	4	—	2,974
Deferred acquisition costs	363	278	96	—	—	—	737
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,476	—	—	—	—	—	3,476
Insurance reserves
Claim and claim adjustment expenses	6,433	8,890	2,280	3,754	2,817	—	24,174
Unearned premiums	3,001	2,066	585	109	—	—	5,761
Future policy benefits	—	—	—	13,236	—	—	13,236
Deferred non-insurance warranty revenue	4,503	—	—	—	—	—	4,503

The following table presents operating revenues by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Specialty
Management & Professional Liability	$680	$693	$1,353	$1,360
Surety	162	155	310	297
Warranty & Alternative Risks	444	407	881	788
Specialty revenues	1,286	1,255	2,544	2,445
Commercial
Middle Market	374	381	736	756
Construction	350	324	674	633
Small Business	143	143	281	269
Other Commercial	224	212	430	410
Commercial revenues	1,091	1,060	2,121	2,068
International
Canada	91	87	179	166
Europe	118	115	238	226
Hardy	75	79	144	155
International revenues	284	281	561	547
Life & Group revenues	320	390	651	730
Corporate & Other revenues	5	6	7	13
Eliminations	(1)	(1)	(3)	(3)
Total operating revenues	2,985	2,991	5,881	5,800
Net investment gains (losses)	(59)	38	(70)	95
Total revenues	$2,926	$3,029	$5,811	$5,895

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.6 billion and $4.5 billion reported in Deferred non-insurance warranty revenue as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022, the Company recognized $0.3 billion and $0.7 billion of revenues that were included in the deferred revenue balance as of January 1, 2022. For the three and six months ended June 30, 2021, the Company recognized $0.3 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2021. For the three and six months ended June 30, 2022 and 2021, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.7 billion of the deferred revenue in the remainder of 2022, $1.2 billion in 2023, $1.0 billion in 2024 and $1.7 billion thereafter.

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
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and any cumulative effects of changes in accounting guidance. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of our primary operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business in Note I to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the loss ratio excluding catastrophes and development, the expense ratio, the dividend ratio, the combined ratio and the combined ratio excluding catastrophes and development. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The loss ratio excluding catastrophes and development excludes catastrophes losses and changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The combined ratio excluding catastrophes and development is the sum of the loss ratio excluding catastrophes and development, the expense ratio and the dividend ratio. In addition we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third party captives, excludes business which is ceded to third party captives, including business related to large warranty programs.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Operating Revenues
Net earned premiums	$2,155	$2,035	$4,214	$3,997
Net investment income	432	591	880	1,095
Non-insurance warranty revenue	392	359	774	697
Other revenues	6	6	13	11
Total operating revenues	2,985	2,991	5,881	5,800
Claims, Benefits and Expenses
Net incurred claims and benefits	1,576	1,539	3,025	3,039
Policyholders' dividends	7	7	13	13
Amortization of deferred acquisition costs	374	357	718	716
Non-insurance warranty expense	367	332	721	643
Other insurance related expenses	275	271	566	526
Other expenses	82	61	145	118
Total claims, benefits and expenses	2,681	2,567	5,188	5,055
Core income before income tax	304	424	693	745
Income tax expense on core income	(59)	(83)	(132)	(141)
Core income	245	341	561	604
Net investment (losses) gains	(59)	38	(70)	95
Income tax benefit (expense) on net investment (losses) gains	19	(11)	27	(19)
Net investment (losses) gains, after tax	(40)	27	(43)	76
Net income	$205	$368	$518	$680
Three Month Comparison
Core income decreased $96 million for the three months ended June 30, 2022 as compared with the same period in 2021. Core income for our Property & Casualty Operations decreased $34 million primarily due to lower net investment income from limited partnerships and common stock partially offset by improved underwriting results and higher net investment income from fixed income securities. Core income for our Life & Group segment decreased $37 million while core loss for our Corporate & Other segment increased $25 million.
Catastrophe losses were $37 million and $54 million for the three months ended June 30, 2022 and 2021, and were primarily related to severe weather related events. Unfavorable net prior year loss reserve development of $27 million and $29 million was recorded in the three months ended June 30, 2022 and 2021 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income decreased $43 million for the six months ended June 30, 2022 as compared with the same period in 2021. Core income for our Property & Casualty Operations increased $24 million primarily due to improved underwriting results and higher net investment income from fixed income securities largely offset by lower net investment income from limited partnerships and common stock. Core income for our Life & Group segment decreased $50 million while core loss for our Corporate & Other segment increased $17 million.
Catastrophe losses were $57 million and $179 million for the six months ended June 30, 2022 and 2021, and were primarily related to severe weather related events. Unfavorable net prior year loss reserve development of $15 million and $14 million was recorded in the six months ended June 30, 2022 and 2021 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021	2022	2021
Gross written premiums	$1,904	$1,903	$3,750	$3,697
Gross written premiums excluding third-party captives	973	897	1,858	1,713
Net written premiums	832	786	1,603	1,528
Net earned premiums	794	762	1,566	1,497
Net investment income	100	134	203	251
Core income	161	188	324	358

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	59.0%	58.7%	59.2%
Effect of catastrophe impacts	0.1	—	0.1	0.3
Effect of development-related items	(1.2)	(1.3)	(1.3)	(1.6)
Loss ratio	57.5	57.7	57.5	57.9
Expense ratio	30.4	30.0	30.7	30.2
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	88.1%	87.9%	88.4%	88.3%
Combined ratio excluding catastrophes and development	89.2%	89.2%	89.6%	89.6%

Rate	7%	12%	8%	11%
Renewal premium change	8	12	9	12
Retention	85	85	85	86
New business	$132	$121	$277	$224
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $76 million for the three months ended June 30, 2022 as compared with the same period in 2021 driven by rate and higher new business. Net written premiums for Specialty increased $46 million for the three months ended June 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $27 million for the three months ended June 30, 2022 as compared with the same period in 2021 primarily due to lower net investment income driven by limited partnership and common stock results.
The combined ratio of 88.1% increased 0.2 points for the three months ended June 30, 2022 as compared with the same period in 2021 due to a 0.4 point increase in the expense ratio partially offset by a 0.2 point improvement in the loss ratio. The increase in the expense ratio was driven by higher underwriting expenses partially offset by lower acquisition costs. The improvement in the loss ratio was primarily driven by improved non-catastrophe current accident year underwriting results. Catastrophe losses were $1 million for the three months ended June 30, 2022 and 2021.
Favorable net prior year loss reserve development of $10 million was recorded for the three months ended June 30, 2022 and 2021, respectively. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $145 million for the six months ended June 30, 2022 as compared with the same period in 2021 driven by rate and higher new business. Net written premiums for Specialty increased $75 million for the six months ended June 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $34 million for the six months ended June 30, 2022 as compared with the same period in 2021 primarily due to lower net investment income driven by limited partnership and common stock results.
The combined ratio of 88.4% increased 0.1 point for the six months ended June 30, 2022 as compared with the same period in 2021 due to a 0.5 point increase in the expense ratio largely offset by a 0.4 point improvement in the loss ratio. The increase in the expense ratio was driven by higher underwriting expenses partially offset by higher net earned premiums. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results. Catastrophe losses were $1 million, or 0.1 point of the loss ratio, for the six months ended June 30, 2022, as compared with $6 million, or 0.3 points of the loss ratio, for the six months ended June 30, 2021.
Favorable net prior year loss reserve development of $20 million and $25 million was recorded for the six months ended June 30, 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2022	December 31, 2021
Gross case reserves	$1,572	$1,578
Gross IBNR reserves	5,289	4,855
Total gross carried claim and claim adjustment expense reserves	$6,861	$6,433
Net case reserves	$1,350	$1,338
Net IBNR reserves	4,062	3,927
Total net carried claim and claim adjustment expense reserves	$5,412	$5,265

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021	2022	2021
Gross written premiums	$1,429	$1,161	$2,637	$2,274
Gross written premiums excluding third-party captives	1,321	1,060	2,527	2,171
Net written premiums	1,134	831	2,135	1,791
Net earned premiums	974	881	1,878	1,736
Net investment income	113	174	231	322
Core income	138	137	270	206

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	60.1%	61.5%	60.4%
Effect of catastrophe impacts	3.0	5.8	2.4	9.6
Effect of development-related items	(1.8)	0.8	(0.9)	0.7
Loss ratio	62.7	66.7	63.0	70.7
Expense ratio	30.0	32.3	30.3	31.8
Dividend ratio	0.5	0.6	0.5	0.6
Combined ratio	93.2%	99.6%	93.8%	103.1%
Combined ratio excluding catastrophes and development	92.0%	93.0%	92.3%	92.8%

Rate	5%	8%	5%	9%
Renewal premium change	8	10	8	11
Retention	86	80	86	81
New business	$280	$201	$508	$412
Three Month Comparison
Gross written premiums for Commercial increased $268 million for the three months ended June 30, 2022 as compared with the same period in 2021 driven by higher new business and retention. Net written premiums for Commercial increased $303 million for the three months ended June 30, 2022 as compared with the same period in 2021. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to our property reinsurance program. Excluding the impact of the written premium catch-up in the prior period, net written premiums increased $191 million for the three months ended June 30, 2022 as compared with the same period in 2021. Prior period written premiums were also unfavorably impacted by the March 2021 cybersecurity attack. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $1 million for the three months ended June 30, 2022 as compared with the same period in 2021, primarily due to improved underwriting results largely offset by lower net investment income driven by limited partnership and common stock results.
The combined ratio of 93.2% improved 6.4 points for the three months ended June 30, 2022 as compared with the same period in 2021 primarily due to a 4.0 point improvement in the loss ratio and a 2.3 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses and favorable net prior year loss reserve development. Catastrophe losses were $29 million, or 3.0 points of the loss ratio, for the three months ended June 30, 2022, as compared with $51 million, or 5.8 points of the loss ratio, for the three months ended June 30, 2021. The combined ratio excluding catastrophes and development improved 1.0 point for the three months ended June 30, 2022 as compared with the same period in 2021. The improvement in the expense ratio of 2.3 points was driven by lower acquisition costs and higher net earned premium partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 1.4 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Our property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.
Favorable net prior year loss reserve development of $22 million was recorded for the three months ended June 30, 2022 as compared with no net prior year loss reserve development for the three months ended June 30, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Gross written premiums for Commercial increased $363 million for the six months ended June 30, 2022 as compared with the same period in 2021 driven by higher new business and retention. Net written premiums for Commercial increased $344 million for the six months ended June 30, 2022 as compared with the same period in 2021. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to our property reinsurance program. Excluding the impact of the prior period written premium catch-up, net written premiums increased $232 million for the six months ended June 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $64 million for the six months ended June 30, 2022 as compared with the same period in 2021 primarily due to improved underwriting results partially offset by lower net investment income driven by limited partnership and common stock results.
The combined ratio of 93.8% improved 9.3 points for the six months ended June 30, 2022 as compared with the same period in 2021 primarily due to a 7.7 point improvement in the loss ratio and a 1.5 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses and favorable net prior year loss reserve development. Catastrophe losses were $45 million, or 2.4 points of the loss ratio, for the six months ended June 30, 2022, as compared with $166 million, or 9.6 points of the loss ratio, for the six months ended June 30, 2021. The combined ratio excluding catastrophes and development improved 0.5 points for the six months ended June 30, 2022 as compared with the same period in 2021. The improvement in the expense ratio was driven by lower acquisition costs and higher net earned premiums partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 1.1 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Our property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.
Favorable net prior year loss reserve development of $24 million was recorded for the six months ended June 30, 2022 as compared with no net prior year loss reserve development for the six months ended June 30, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2022	December 31, 2021
Gross case reserves	$3,054	$3,184
Gross IBNR reserves	5,900	5,706
Total gross carried claim and claim adjustment expense reserves	$8,954	$8,890
Net case reserves	$2,758	$2,850
Net IBNR reserves	5,382	5,215
Total net carried claim and claim adjustment expense reserves	$8,140	$8,065

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021	2022	2021
Gross written premiums	$382	$339	$745	$682
Net written premiums	330	292	581	527
Net earned premiums	269	266	533	518
Net investment income	14	14	28	28
Core income	18	26	44	50

Other performance metrics:
Loss ratio excluding catastrophes and development	58.5%	59.0%	58.6%	59.3%
Effect of catastrophe impacts	2.8	0.8	2.0	1.4
Effect of development-related items	(1.8)	(0.3)	(1.0)	(0.2)
Loss ratio	59.5	59.5	59.6	60.5
Expense ratio	32.1	33.5	32.4	33.9
Combined ratio	91.6%	93.0%	92.0%	94.4%
Combined ratio excluding catastrophes and development	90.6%	92.5%	91.0%	93.2%

Rate	7%	14%	8%	14%
Renewal premium change	10	14	10	13
Retention	85	77	79	76
New business	$88	$71	$166	$150
Three Month Comparison
Gross written premiums for International increased $43 million for the three months ended June 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $59 million driven by retention and rate. Net written premiums for International increased $38 million for the three months ended June 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $52 million for the three months ended June 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income for the three months ended June 30, 2022 was unfavorably impacted by currency fluctuations partially offset by improved non-catastrophe underwriting results.
The combined ratio of 91.6% improved 1.4 points for the three months ended June 30, 2022 as compared with the same period in 2021 due to a 1.4 point improvement in the expense ratio driven by lower acquisition costs. The loss ratio for three months ended June 30, 2022 was consistent with the same period in 2021 as favorable net prior year loss reserve development and improved non-catastrophe current accident year underwriting results were offset by higher catastrophe losses. Catastrophe losses were $7 million, or 2.8 points of the loss ratio, for the three months ended June 30, 2022, as compared with $2 million, or 0.8 points of the loss ratio, for the three months ended June 30, 2021.
Favorable net prior year loss reserve development of $5 million and $1 million was recorded for the three months ended June 30, 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for International increased $63 million for the six months ended June 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $90 million driven by retention and rate. Net written premiums for International increased $54 million for the six months ended June 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $78 million for the six months ended June 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income for the six months ended June 30, 2022 was unfavorably impacted by currency fluctuations partially offset by improved non-catastrophe underwriting results.
The combined ratio of 92.0% improved 2.4 points for the six months ended June 30, 2022 as compared with the same period in 2021 due to a 1.5 point improvement in the expense ratio and a 0.9 point improvement in the loss ratio. The improvement in the expense ratio was driven by lower acquisition costs. The improvement in the loss ratio was driven by favorable net prior year loss reserve development and improved non-catastrophe current accident year underwriting results partially offset by higher net catastrophe losses. Catastrophe losses were $11 million, or 2.0 points of the loss ratio, for the six months ended June 30, 2022 , as compared with $7 million, or 1.4 points of the loss ratio, for the six months ended June 30, 2021.
Favorable net prior year loss reserve development of $5 million and $1 million was recorded for the six months ended June 30, 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2022	December 31, 2021
Gross case reserves	$806	$859
Gross IBNR reserves	1,501	1,421
Total gross carried claim and claim adjustment expense reserves	$2,307	$2,280
Net case reserves	$698	$744
Net IBNR reserves	1,251	1,196
Total net carried claim and claim adjustment expense reserves	$1,949	$1,940

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Net earned premiums	$118	$126	$238	$246
Net investment income	201	265	413	484
Core (loss) income before income tax	(4)	41	12	73
Income tax benefit on core income	10	2	17	6
Core income	6	43	29	79
Three Month Comparison
Core income decreased $37 million for the three months ended June 30, 2022 as compared with the same period in 2021 primarily due to lower net investment income.
Six Month Comparison
Results for the six months ended June 30, 2022 were generally consistent with the three month summary above.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Net investment income	$4	$4	$5	$10
Insurance claims and policyholders' benefits	57	31	49	29
Interest expense	28	28	56	56
Core loss	(78)	(53)	(106)	(89)
Three Month Comparison
Core loss increased $25 million for the three months ended June 30, 2022 as compared with the same period in 2021. Core loss for the three months ended June 30, 2022 includes a $51 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse claims compared with a $32 million after-tax charge for the three months ended June 30, 2021. Net prior year loss reserve development is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I.
Six Month Comparison
Core loss increased $17 million for the six months ended June 30, 2022 as compared with the same period in 2021 driven by higher net prior year loss reserve development associated with legacy mass tort abuse claims and lower net investment income. These results were partially offset by the prior period recognition of a $12 million after-tax loss resulting from the legacy Excess Workers' Compensation (EWC) Loss Portfolio Transfer (LPT). Net prior year loss reserve development is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I.

The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2022	December 31, 2021
Gross case reserves	$1,555	$1,551
Gross IBNR reserves	1,212	1,266
Total gross carried claim and claim adjustment expense reserves	$2,767	$2,817
Net case reserves	$137	$146
Net IBNR reserves	206	148
Total net carried claim and claim adjustment expense reserves	$343	$294

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Fixed income securities:
Taxable fixed income securities	$385	$356	$753	$715
Tax-exempt fixed income securities	66	79	139	159
Total fixed income securities	451	435	892	874
Limited partnership and common stock investments	(15)	156	(7)	217
Other, net of investment expense	(4)	—	(5)	4
Net investment income	$432	$591	$880	$1,095

Effective income yield for the fixed income securities portfolio	4.3%	4.3%	4.3%	4.4%
Limited partnership and common stock return	(0.7)%	8.3%	(0.3)%	12.1%
Net investment income decreased $159 million and $215 million for the three and six months ended June 30, 2022 as compared with the same periods in 2021 driven by unfavorable limited partnership and common stock results partially offset by higher income from fixed income securities.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Fixed maturity securities:
Corporate and other bonds	$(30)	$43	$(27)	$79
States, municipalities and political subdivisions	19	—	22	(1)
Asset-backed	(4)	(12)	(12)	(9)
Total fixed maturity securities	(15)	31	(17)	69
Non-redeemable preferred stock	(71)	17	(109)	19
Short term and other	27	(10)	56	7
Net investment (losses) gains	(59)	38	(70)	95
Income tax benefit (expense) on net investment (losses) gains	19	(11)	27	(19)
Net investment (losses) gains, after tax	$(40)	$27	$(43)	$76
Pretax net investment results decreased $97 million and $165 million for the three and six months ended June 30, 2022 as compared with the same periods in 2021. The decrease was driven by the unfavorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,455	$(217)	$2,600	$42
AAA	2,644	(87)	3,784	360
AA	7,136	(335)	7,665	823
A	8,825	(195)	9,511	1,087
BBB	16,317	(784)	18,458	2,043
Non-investment grade	2,008	(207)	2,362	91
Total	$39,385	$(1,825)	$44,380	$4,446
As of June 30, 2022 and December 31, 2021, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.6 billion and $1.7 billion of pre-refunded municipal bonds as of June 30, 2022 and December 31, 2021.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,150	$223
AAA	1,232	205
AA	4,078	581
A	5,454	493
BBB	11,806	1,111
Non-investment grade	1,643	229
Total	$26,363	$2,842

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$408	$8
Due after one year through five years	6,043	272
Due after five years through ten years	10,821	1,145
Due after ten years	9,091	1,417
Total	$26,363	$2,842

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

	June 30, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$15,433	9.7	$18,458	9.2
Other investments	25,608	5.0	28,915	4.9
Total	$41,041	6.8	$47,373	6.6
The effective duration of Investments supporting Life & Group liabilities at June 30, 2022 lengthened as compared with December 31, 2021, reflecting strategic repositioning to capitalize on higher rates and reduce reinvestment risk.
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
For the six months ended June 30, 2022, net cash provided by operating activities was $1,253 million as compared with $685 million for the same period in 2021. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
Net cash used by investing activities was $431 million for the six months ended June 30, 2022, as compared with net cash used of $202 million for the same period in 2021. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of treasury stock.
For the six months ended June 30, 2022, net cash used by financing activities was $786 million as compared with $441 million for the same period in 2021. Financing activities for the periods presented include:
•During the six months ended June 30, 2022, we paid dividends of $765 million and repurchased 445,000 shares of common stock at an aggregate cost of $21 million.
•During the six months ended June 30, 2021, we paid dividends of $414 million and repurchased 377,615 shares of our common stock at an aggregate cost of $18 million.
Common Stock Dividends
Cash dividends of $2.80 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2022. On July 29, 2022, our Board of Directors declared a quarterly cash dividend of $0.40 per share, payable September 1, 2022 to stockholders of record on August 15, 2022. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2022, CCC was in a positive earned surplus position. CCC paid dividends of $690 million and $480 million during the six months ended June 30, 2022 and 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than CNA’s expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a $2.2 billion - $2.5 billion decrease in Accumulated other comprehensive income as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the Company used interest rates in effect as of June 30, 2022 in its calculation, the transition impact would have been a $0.4 billion - $0.7 billion decrease in Accumulated other comprehensive income.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended June 30, 2022. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2022, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2022.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: August 1, 2022	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1