Form 10-Q
period 2022-09-30
CNA FINANCIAL CORP
filed 2022-10-31
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 27, 2022, 270,893,378 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Net earned premiums	$2,221	$2,059	$6,435	$6,056
Net investment income	422	513	1,302	1,608
Net investment (losses) gains	(96)	22	(166)	117
Non-insurance warranty revenue	399	357	1,173	1,054
Other revenues	11	8	24	19
Total revenues	2,957	2,959	8,768	8,854
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	1,665	1,632	4,703	4,684
Amortization of deferred acquisition costs	383	368	1,101	1,084
Non-insurance warranty expense	371	330	1,092	973
Other operating expenses	346	287	1,001	874
Interest	28	28	84	85
Total claims, benefits and expenses	2,793	2,645	7,981	7,700
Income before income tax	164	314	787	1,154
Income tax expense	(36)	(58)	(141)	(218)
Net income	$128	$256	$646	$936

Basic earnings per share	$0.47	$0.94	$2.38	$3.44

Diluted earnings per share	$0.47	$0.94	$2.37	$3.43

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.4	271.7	271.7	271.8
Diluted	272.3	272.7	272.6	272.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Comprehensive (Loss) Income
Net income	$128	$256	$646	$936
Other Comprehensive Loss, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(2)	—	(8)	—
Net unrealized gains and losses on other investments	(1,327)	(138)	(4,284)	(465)
Net unrealized gains and losses on investments	(1,329)	(138)	(4,292)	(465)
Foreign currency translation adjustment	(103)	(33)	(185)	(19)
Pension and postretirement benefits	6	8	18	27
Other comprehensive loss, net of tax	(1,426)	(163)	(4,459)	(457)
Total comprehensive (loss) income	$(1,298)	$93	$(3,813)	$479
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $41,330 and $39,952, less allowance for credit loss of $3 and $18)	$37,251	$44,380
Equity securities at fair value (cost of $989 and $964)	891	1,035
Limited partnership investments	1,895	1,859
Other invested assets	73	91
Mortgage loans (less allowance for uncollectible receivables of $24 and $16)	953	973
Short term investments	1,074	1,990
Total investments	42,137	50,328
Cash	503	536
Reinsurance receivables (less allowance for uncollectible receivables of $21 and $21)	5,700	5,463
Insurance receivables (less allowance for uncollectible receivables of $28 and $29)	2,986	2,945
Accrued investment income	411	377
Deferred acquisition costs	787	737
Deferred income taxes	1,298	142
Property and equipment at cost (less accumulated depreciation of $272 and $255)	229	226
Goodwill	142	148
Deferred non-insurance warranty acquisition expense	3,653	3,476
Other assets (includes $25 and $— due from Loews Corporation)	2,369	2,261
Total assets	$60,215	$66,639
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,700	$24,174
Unearned premiums	6,195	5,761
Future policy benefits	10,454	13,236
Long term debt	2,780	2,779
Deferred non-insurance warranty revenue	4,706	4,503
Other liabilities (includes $19 and $56 due to Loews Corporation)	3,286	3,377
Total liabilities	52,121	53,830
Commitments and contingencies (Notes C and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,887,022 and 271,363,999 shares outstanding)	683	683
Additional paid-in capital	2,211	2,215
Retained earnings	9,433	9,663
Accumulated other comprehensive (loss) income	(4,139)	320
Treasury stock (2,153,221 and 1,676,244 shares), at cost	(94)	(72)
Total stockholders’ equity	8,094	12,809
Total liabilities and stockholders' equity	$60,215	$66,639
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2022	2021
Cash Flows from Operating Activities
Net income	$646	$936
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(18)	46
Trading portfolio activity	(5)	13
Net investment losses (gains)	166	(117)
Equity method investees	235	(106)
Net amortization of investments	(89)	(58)
Depreciation and amortization	38	41
Changes in:
Receivables, net	(390)	(1,076)
Accrued investment income	(37)	(17)
Deferred acquisition costs	(66)	(15)
Insurance reserves	1,743	1,891
Other, net	(233)	(184)
Net cash flows provided by operating activities	1,990	1,354
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,885	2,510
Fixed maturity securities - maturities, calls and redemptions	2,095	3,360
Equity securities	230	237
Limited partnerships	124	178
Mortgage loans	101	90
Purchases:
Fixed maturity securities	(8,768)	(7,127)
Equity securities	(245)	(242)
Limited partnerships	(265)	(281)
Mortgage loans	(90)	(63)
Change in other investments	9	3
Change in short term investments	903	755
Purchases of property and equipment	(41)	(16)
Other, net	(10)	(1)
Net cash flows used by investing activities	(1,072)	(597)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(874)	(518)
Purchase of treasury stock	(39)	(18)
Other, net	(11)	(9)
Net cash flows used by financing activities	(924)	(545)
Effect of foreign exchange rate changes on cash	(27)	(6)
Net change in cash	(33)	206
Cash, beginning of year	536	419
Cash, end of period	$503	$625
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,203	2,201	2,215	2,211
Stock-based compensation	8	7	(4)	(3)
Balance, end of period	2,211	2,208	2,211	2,208
Retained Earnings
Balance, beginning of period	9,415	9,348	9,663	9,081
Dividends to common stockholders ($0.40, $0.38, $3.20, $1.89 per share)	(110)	(104)	(876)	(517)
Net income	128	256	646	936
Balance, end of period	9,433	9,500	9,433	9,500
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(2,713)	509	320	803
Other comprehensive loss	(1,426)	(163)	(4,459)	(457)
Balance, end of period	(4,139)	346	(4,139)	346
Treasury Stock
Balance, beginning of period	(76)	(73)	(72)	(71)
Stock-based compensation	—	—	17	16
Purchase of treasury stock	(18)	—	(39)	(18)
Balance, end of period	(94)	(73)	(94)	(73)
Total stockholders' equity	$8,094	$12,664	$8,094	$12,664
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of September 30, 2022.
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
The interim financial data as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
The most significant impact at the transition date will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a decrease of approximately $2.3 billion in Accumulated other comprehensive income (AOCI) as of the transition date of January 1, 2021. There is a minimal transition impact expected to retained earnings.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2022	2021	2022	2021
Net income (loss)	$128	$256	$646	$936

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.4	271.7	271.7	271.8
Diluted
Weighted average shares outstanding	271.4	271.7	271.7	271.8
Dilutive effect of stock-based awards under compensation plans	0.9	1.0	0.9	1.0
Total	272.3	272.7	272.6	272.8

Earnings (loss) per share
Basic	$0.47	$0.94	$2.38	$3.44
Diluted	$0.47	$0.94	$2.37	$3.43
Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 890,000 and 377,615 shares of CNAF common stock at an aggregate cost of $39 million and $18 million during the nine months ended September 30, 2022 and 2021.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Fixed maturity securities	$454	$425	$1,324	$1,278
Equity securities	2	4	(7)	53
Limited partnership investments	(35)	85	(11)	274
Mortgage loans	13	13	40	42
Short term investments	4	1	6	1
Trading portfolio	1	1	2	8
Other	1	(1)	1	—
Gross investment income	440	528	1,355	1,656
Investment expense	(18)	(15)	(53)	(48)
Net investment income	$422	$513	$1,302	$1,608
Net investment income (loss) recognized due to the change in fair value of common stock held as of September 30, 2022 and 2021	$(18)	$(7)	$(38)	$11
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$23	$50	$94	$159
Gross losses	(134)	(28)	(222)	(68)
Net investment gains (losses) on fixed maturity securities	(111)	22	(128)	91
Equity securities	(2)	(2)	(111)	17
Derivatives	24	2	79	7
Mortgage loans	(8)	—	(8)	—
Short term investments and other	1	—	2	2
Net investment gains (losses)	$(96)	$22	$(166)	$117
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of September 30, 2022 and 2021	$(2)	$(2)	$(109)	$15
Net investment gains (losses) for the three months ended September 30, 2022 in the table above include a $35 million net loss related to the expected novation of a coinsurance agreement on the Company’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net loss of $35 million is comprised of a $59 million loss on the fixed maturity securities supporting the funds withheld liability to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement, partially offset by a $24 million gain on the associated embedded derivative. Taken together, this net loss is the final recognition of changes in the valuation of the funds held assets and offsets previously recognized net investment gains on the associated embedded derivative.

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Fixed maturity securities available-for-sale:
Corporate and other bonds	$24	$—	$53	$5
Asset-backed	1	11	2	11
Impairment losses (gains) recognized in earnings	$25	$11	$55	$16
The Company also recognized $8 million of losses on mortgage loans during the three and nine months ended September 30, 2022 primarily due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and nine months ended September 30, 2021.

The following tables present a summary of fixed maturity securities.

September 30, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$23,082	$231	$2,398	$—	$20,915
States, municipalities and political subdivisions	9,244	259	1,080	—	8,423
Asset-backed:
Residential mortgage-backed	3,153	6	470	—	2,689
Commercial mortgage-backed	1,921	4	237	—	1,688
Other asset-backed	3,264	2	349	3	2,914
Total asset-backed	8,338	12	1,056	3	7,291
U.S. Treasury and obligations of government-sponsored enterprises	107	3	1	—	109
Foreign government	544	2	48	—	498
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,318	507	4,583	3	37,239
Total fixed maturity securities trading	12	—	—	—	12
Total fixed maturity securities	$41,330	$507	$4,583	$3	$37,251

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14	—	11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8	—	2,956
Commercial mortgage-backed	1,987	63	19	—	2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government-sponsored enterprises	132	1	3	—	130
Foreign government	570	15	2	—	583
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	39,945	4,558	112	18	44,373
Total fixed maturity securities trading	7	—	—	—	7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380
The net unrealized gains and losses on investments included in the tables above are recorded as a component of AOCI. When presented in AOCI, these amounts are net of tax and any required Shadow Adjustments. To the extent there are unrealized gains on fixed income securities supporting the reserves of certain products within the Life & Group segment that would result in a premium deficiency, or would impact the reserve balance if realized, a related increase in Insurance reserves is recorded as a reduction of net unrealized gains (losses), net of tax, through Other comprehensive income (loss) (Shadow Adjustments). As of September 30, 2022 and December 31, 2021, the net unrealized gains and losses on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $46 million and $2,477 million.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$16,707	$2,117	$914	$281	$17,621	$2,398
States, municipalities and political subdivisions	4,793	1,029	128	51	4,921	1,080
Asset-backed:
Residential mortgage-backed	2,582	462	17	8	2,599	470
Commercial mortgage-backed	1,372	194	233	43	1,605	237
Other asset-backed	2,433	307	233	42	2,666	349
Total asset-backed	6,387	963	483	93	6,870	1,056
U.S. Treasury and obligations of government-sponsored enterprises	61	1	—	—	61	1
Foreign government	446	42	25	6	471	48
Total	$28,394	$4,152	$1,550	$431	$29,944	$4,583

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14	—	—	730	14
Asset-backed:
Residential mortgage-backed	1,043	8	—	—	1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62	—	902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5	—	74	3
Foreign government	97	2	—	—	97	2
Total	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,360	$360	$898	$8
AAA	1,566	318	368	6
AA	4,430	917	875	17
A	6,548	838	1,516	23
BBB	13,394	1,902	1,812	42
Non-investment grade	1,646	248	596	16
Total	$29,944	$4,583	$6,065	$112
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2022 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the Company considered the recent volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2022.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $401 million, $369 million and $387 million as of September 30, 2022, December 31, 2021 and September 30, 2021 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2022	$—	$5	$5
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Write-offs charged against the allowance	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(2)	(2)
Balance as of September 30, 2022	$—	$3	$3

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2021	$24	$21	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Write-offs charged against the allowance	16	—	16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	—	—
Balance as of September 30, 2021	$10	$21	$31

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Write-offs charged against the allowance	12	—	12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(7)	(6)
Balance as of September 30, 2022	$—	$3	$3

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	4	4	8

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Write-offs charged against the allowance	16	—	16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(9)	—	(9)
Balance as of September 30, 2021	$10	$21	$31

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2022		December 31, 2021
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$952	$948	$1,603	$1,624
Due after one year through five years	9,487	9,000	10,637	11,229
Due after five years through ten years	14,323	12,765	13,294	14,338
Due after ten years	16,556	14,526	14,411	17,182
Total	$41,318	$37,239	$39,945	$44,373
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Derivative Financial Instruments
The Company holds an embedded derivative on a funds withheld liability with a notional value of $220 million and $270 million and a fair value of $1 million and $(12) million as of September 30, 2022 and December 31, 2021. The embedded derivative on the funds withheld liability is accounted for separately and reported with the funds withheld liability in Other liabilities on the Condensed Consolidated Balance Sheets.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2022, the Company had commitments to purchase or fund approximately $1,595 million and sell approximately $100 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

September 30, 2022	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2022	2021	2020	2019	2018	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$9	$13	$112	$29	$54	$275	$492
LTV 55% to 65%	—	—	—	—	—	—	—
LTV greater than 65%	18	11	—	—	—	—	29
DSCR 1.2x - 1.6x
LTV less than 55%	5	49	18	56	10	42	180
LTV 55% to 65%	87	—	20	—	—	8	115
LTV greater than 65%	—	—	—	—	—	—	—
DSCR ≤1.2
LTV less than 55%	—	—	—	57	—	—	57
LTV 55% to 65%	—	21	—	44	—	—	65
LTV greater than 65%	10	—	—	22	—	7	39
Total	$129	$94	$150	$208	$64	$332	$977
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of September 30, 2022, accrued interest receivable on mortgage loans totaled $3 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

September 30, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$118	$20,617	$802	$21,537
States, municipalities and political subdivisions	—	8,381	42	8,423
Asset-backed	—	6,575	716	7,291
Total fixed maturity securities	118	35,573	1,560	37,251
Equity securities:
Common stock	180	—	30	210
Non-redeemable preferred stock	56	625	—	681
Total equity securities	236	625	30	891
Short term and other	895	34	—	929
Total assets	$1,249	$36,232	$1,590	$39,071
Liabilities
Other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$140	$23,775	$937	$24,852
States, municipalities and political subdivisions	—	11,887	56	11,943
Asset-backed	—	7,029	556	7,585
Total fixed maturity securities	140	42,691	1,549	44,380
Equity securities:
Common stock	220	—	13	233
Non-redeemable preferred stock	65	721	16	802
Total equity securities	285	721	29	1,035
Short term and other	1,798	74	—	1,872
Total assets	$2,223	$43,486	$1,578	$47,287
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2022	$846	$46	$641	$47	$1,580
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	2	(3)	(1)
Reported in Net investment income	1	—	5	(4)	2
Reported in Other comprehensive income (loss)	(50)	(4)	(38)	—	(92)
Total realized and unrealized investment gains (losses)	(49)	(4)	(31)	(7)	(91)
Purchases	9	—	116	—	125
Sales	—	—	—	—	—
Settlements	(4)	—	(14)	—	(18)
Transfers into Level 3	—	—	47	—	47
Transfers out of Level 3	—	—	(43)	(10)	(53)
Balance as of September 30, 2022	$802	$42	$716	$30	$1,590
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Other comprehensive income (loss) in the period	(51)	(4)	(38)	—	(93)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2021	$883	$57	$410	$25	$1,375
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	—	(3)	(2)
Reported in Net investment income	—	—	1	1	2
Reported in Other comprehensive income (loss)	1	—	1	—	2
Total realized and unrealized investment gains (losses)	2	—	2	(2)	2
Purchases	55	—	83	1	139
Sales	—	—	(9)	(11)	(20)
Settlements	(11)	—	(11)	—	(22)
Transfers into Level 3	—	—	41	11	52
Transfers out of Level 3	(52)	—	(38)	—	(90)
Balance as of September 30, 2021	$877	$57	$478	$24	$1,436
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$(3)	$(3)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Other comprehensive income (loss) in the period	2	—	—	—	2

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	7	(6)	(1)
Reported in Net investment income	1	—	11	(1)	11
Reported in Other comprehensive income (loss)	(203)	(14)	(122)	—	(339)
Total realized and unrealized investment gains (losses)	(204)	(14)	(104)	(7)	(329)
Purchases	127	—	348	12	487
Sales	(5)	—	(2)	(3)	(10)
Settlements	(63)	—	(54)	9	(108)
Transfers into Level 3	10	—	66	—	76
Transfers out of Level 3	—	—	(94)	(10)	(104)
Balance as of September 30, 2022	$802	$42	$716	$30	$1,590
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(8)	$(8)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Other comprehensive income (loss) in the period	(203)	(14)	(121)	—	(338)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(9)	—	—	(2)	(11)
Reported in Net investment income	—	—	4	2	6
Reported in Other comprehensive income (loss)	(23)	—	(4)	—	(27)
Total realized and unrealized investment gains (losses)	(32)	—	—	—	(32)
Purchases	219	12	197	1	429
Sales	(3)	—	(9)	(15)	(27)
Settlements	(35)	(1)	(38)	—	(74)
Transfers into Level 3	10	—	71	11	92
Transfers out of Level 3	(52)	—	(51)	—	(103)
Balance as of September 30, 2021	$877	$57	$478	$24	$1,436
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2021 recognized in Other comprehensive income (loss) in the period	(22)	—	(5)	—	(27)
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
As of September 30, 2022 and December 31, 2021, there were $65 million and $74 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Derivative Financial Investments
The embedded derivative on funds withheld liability is valued based on the unrealized gain or loss position of the assets supporting the funds withheld liability, which are fixed maturity securities primarily valued with observable inputs.

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

September 30, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,111	Discounted cash flow	Credit spread	1% - 11% (3%)

December 31, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1% - 7% (2%)
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

September 30, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$953	$—	$—	$880	$880
Liabilities
Long term debt	$2,780	$—	$2,563	$—	$2,563

December 31, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$973	$—	$—	$1,018	$1,018
Liabilities
Long term debt	$2,779	$—	$2,978	$—	$2,978
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Short term investments not carried at fair value, Accrued investment income and certain Other assets and Other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the tables above.

Note E. Claim and Claim Adjustment Expense Reserves and Future Policy Benefit Reserves
Property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (IBNR) claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, including inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $114 million and $171 million for the three and nine months ended September 30, 2022 primarily related to severe weather related events. Catastrophe losses for the three and nine months ended September 30, 2022 included $87 million for Hurricane Ian. The Company reported catastrophe losses, net of reinsurance, of $178 million and $357 million for the three and nine months ended September 30, 2021. Catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the Life & Group segment.

For the nine months ended September 30
(In millions)	2022	2021
Reserves, beginning of year:
Gross	$24,174	$22,706
Ceded	4,969	4,005
Net reserves, beginning of year	19,205	18,701
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	—	(632)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,638	4,474
Increase (decrease) in provision for insured events of prior years	(144)	(130)
Amortization of discount	131	137
Total net incurred (1)	4,625	4,481
Net payments attributable to:
Current year events	(523)	(629)
Prior year events	(3,371)	(2,874)
Total net payments	(3,894)	(3,503)
Foreign currency translation adjustment and other	(383)	(51)
Net reserves, end of period	19,553	18,996
Ceded reserves, end of period	5,147	4,836
Gross reserves, end of period	$24,700	$23,832
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Pretax (favorable) unfavorable development:
Specialty	$(15)	$(15)	$(35)	$(40)
Commercial	(2)	2	(26)	2
International	—	3	(5)	2
Corporate & Other	—	—	64	40
Total pretax (favorable) unfavorable development	$(17)	$(10)	$(2)	$4
Unfavorable development of $64 million was recorded within the Corporate & Other segment for the nine months ended September 30, 2022 largely associated with legacy mass tort abuse claims, including the recent Diocese of Rochester proposed settlement. Unfavorable development of $40 million was recorded within the Corporate & Other segment for the nine months ended September 30, 2021 due to legacy mass tort exposures, primarily related to abuse.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Pretax (favorable) unfavorable development:
Medical Professional Liability	$8	$8	$17	$16
Other Professional Liability and Management Liability	9	—	22	10
Surety	(20)	(15)	(48)	(53)
Warranty	(13)	(6)	(22)	(14)
Other	1	(2)	(4)	1
Total pretax (favorable) unfavorable development	$(15)	$(15)	$(35)	$(40)
Three Months
2022
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.
2021
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.
Nine Months
2022
Unfavorable development in medical professional liability was due to higher than expected large loss activity in recent accident years.
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber and professional errors and omissions businesses in multiple accident years.
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
Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$—	$21	$30
General Liability	—	—	41	—
Workers' Compensation	(2)	2	(86)	(40)
Property and Other	—	—	(2)	12
Total pretax (favorable) unfavorable development	$(2)	$2	$(26)	$2
Nine Months
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021 (1)	2022	2021 (1)
Pretax (favorable) unfavorable development:
Commercial	$—	$(21)	$(4)	$(24)
Specialty	—	23	(1)	25
Other	—	1	—	1
Total pretax (favorable) unfavorable development	$—	$3	$(5)	$2
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $17 million and $8 million for the three months ended September 30, 2022 and 2021 and $40 million and $30 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the cumulative amounts ceded under the LPT were $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $389 million and $429 million as of September 30, 2022 and December 31, 2021 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.3 billion as of September 30, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
The Company's most recent annual claim reserve reviews were completed in the third quarter of 2022. The long term care claim reserve review resulted in a $25 million pretax reduction in reserves driven by a $107 million favorable impact from the release of all remaining IBNR reserves established during 2020 and 2021 in response to the COVID-19 pandemic partially offset by an $82 million unfavorable impact from higher claim severity, including utilization and cost of care inflation, than anticipated in the reserve estimates. The structured settlement claim reserve review resulted in a $5 million pretax reduction in reserves due to discount rate assumption changes. The Company's 2021 annual claim reserve reviews were completed in the third quarter of 2021 resulting in a $40 million pretax reduction in long term care reserves primarily due to lower claim severity than anticipated in the reserve estimates and a $2 million pretax increase in the structured settlement claim reserves primarily due to lower discount rate assumptions and mortality assumption changes.
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
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a gross premium valuation (GPV) to determine if there is a premium deficiency. Under the GPV, management estimates required reserves using best estimate assumptions as of the date of the assessment without provisions for adverse deviation. The GPV required reserves are then compared to the existing recorded reserves. If the GPV required reserves are greater than the existing recorded reserves, the existing assumptions are unlocked and future policy benefit reserves are increased to the greater amount. Any such increase is reflected in the Company’s results of operations in the period in which the need for such adjustment is determined. If the GPV required reserves are less than the existing recorded reserves, assumptions remain locked in and no adjustment is made.
The GPV for the long term care future policy benefit reserves, performed in the third quarters of 2022 and 2021, indicated recorded reserves included a pretax margin of approximately $125 million and $72 million as of September 30, 2022 and 2021.

Note F. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2022, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note G. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$17	$15	$50	$46
Expected return on plan assets	(38)	(38)	(114)	(115)
Amortization of net actuarial (gain) loss	8	12	23	35
Settlement loss	—	—	—	1
Total net periodic pension cost (benefit)	$(13)	$(11)	$(41)	$(33)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Non-Service Cost (Benefit):
Insurance claims and policyholders' benefits	$(3)	$(3)	$(11)	$(9)
Other operating expenses	(10)	(8)	(30)	(24)
Total net periodic pension cost (benefit)	$(13)	$(11)	$(41)	$(33)

Note H. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2022	$(8)	$(1,918)	$(592)	$(195)	$(2,713)
Other comprehensive income (loss) before reclassifications	—	(1,429)	—	(103)	(1,532)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $11, $2, $— and $13	2	(102)	(6)	—	(106)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $370, $(2), $— and $369	(2)	(1,327)	6	(103)	(1,426)
Balance as of September 30, 2022	$(10)	$(3,245)	$(586)	$(298)	$(4,139)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2021	$—	$1,418	$(829)	$(80)	$509
Other comprehensive income (loss) before reclassifications	—	(121)	(1)	(33)	(155)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $(5), $2, $— and $(3)	—	17	(9)	—	8
Other comprehensive income (loss) net of tax (expense) benefit of $—, $37, $(2), $— and $35	—	(138)	8	(33)	(163)
Balance as of September 30, 2021	$—	$1,280	$(821)	$(113)	$346

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022	$(2)	$1,039	$(604)	$(113)	$320
Other comprehensive income (loss) before reclassifications	(5)	(4,401)	—	(185)	(4,591)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $15, $5, $— and $19	3	(117)	(18)	—	(132)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $1,150, $(5), $— and $1,147	(8)	(4,284)	18	(185)	(4,459)
Balance as of September 30, 2022	$(10)	$(3,245)	$(586)	$(298)	$(4,139)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(2)	(391)	(1)	(19)	(413)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(20), $7, $— and $(12)	(2)	74	(28)	—	44
Other comprehensive income (loss) net of tax (expense) benefit of $—, $124, $(7), $— and $117	—	(465)	27	(19)	(457)
Balance as of September 30, 2021	$—	$1,280	$(821)	$(113)	$346

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$810	$1,023	$270	$118	$—	$—	$2,221
Net investment income	102	112	16	187	5	—	422
Non-insurance warranty revenue	399	—	—	—	—	—	399
Other revenues	(1)	13	—	—	1	(2)	11
Total operating revenues	1,310	1,148	286	305	6	(2)	3,053
Claims, benefits and expenses
Net incurred claims and benefits	459	733	169	310	(13)	—	1,658
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	169	163	51	—	—	—	383
Non-insurance warranty expense	371	—	—	—	—	—	371
Other insurance related expenses	88	145	35	29	1	(1)	297
Other expenses	15	3	11	2	47	(1)	77
Total claims, benefits and expenses	1,104	1,049	266	341	35	(2)	2,793
Core income (loss) before income tax	206	99	20	(36)	(29)	—	260
Income tax (expense) benefit on core income (loss)	(45)	(19)	(1)	14	4	—	(47)
Core income (loss)	$161	$80	$19	$(22)	$(25)	$—	213
Net investment gains (losses)							(96)
Income tax (expense) benefit on net investment gains (losses)							11
Net investment gains (losses), after tax							(85)
Net income (loss)							$128

Three months ended September 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$773	$893	$271	$123	$—	$(1)	$2,059
Net investment income	116	141	14	240	2	—	513
Non-insurance warranty revenue	357	—	—	—	—	—	357
Other revenues	1	7	—	(1)	2	(1)	8
Total operating revenues	1,247	1,041	285	362	4	(2)	2,937
Claims, benefits and expenses
Net incurred claims and benefits	446	720	171	296	(6)	—	1,627
Policyholders’ dividends	—	5	—	—	—	—	5
Amortization of deferred acquisition costs	165	148	55	—	—	—	368
Non-insurance warranty expense	330	—	—	—	—	—	330
Other insurance related expenses	71	125	32	27	(1)	(1)	253
Other expenses	13	8	4	1	37	(1)	62
Total claims, benefits and expenses	1,025	1,006	262	324	30	(2)	2,645
Core income (loss) before income tax	222	35	23	38	(26)	—	292
Income tax (expense) benefit on core income (loss)	(49)	(8)	(6)	3	5	—	(55)
Core income (loss)	$173	$27	$17	$41	$(21)	$—	237
Net investment gains (losses)							22
Income tax (expense) benefit on net investment gains (losses)							(3)
Net investment gains (losses), after tax							19
Net income (loss)							$256

Nine months ended September 30, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,376	$2,901	$803	$356	$(1)	$—	$6,435
Net investment income	305	343	44	600	10	—	1,302
Non-insurance warranty revenue	1,173	—	—	—	—	—	1,173
Other revenues	—	25	—	—	4	(5)	24
Total operating revenues	3,854	3,269	847	956	13	(5)	8,934
Claims, benefits and expenses
Net incurred claims and benefits	1,360	1,916	487	884	36	—	4,683
Policyholders’ dividends	5	15	—	—	—	—	20
Amortization of deferred acquisition costs	488	467	146	—	—	—	1,101
Non-insurance warranty expense	1,092	—	—	—	—	—	1,092
Other insurance related expenses	250	409	112	89	4	(1)	863
Other expenses	40	21	25	7	133	(4)	222
Total claims, benefits and expenses	3,235	2,828	770	980	173	(5)	7,981
Core income (loss) before income tax	619	441	77	(24)	(160)	—	953
Income tax (expense) benefit on core income (loss)	(134)	(91)	(14)	31	29	—	(179)
Core income (loss)	$485	$350	$63	$7	$(131)	$—	774
Net investment gains (losses)							(166)
Income tax (expense) benefit on net investment gains (losses)							38
Net investment gains (losses), after tax							(128)
Net income (loss)							$646

September 30, 2022
(In millions)
Reinsurance receivables	$1,511	$952	$385	$453	$2,420	$—	$5,721
Insurance receivables	1,061	1,640	309	4	—	—	3,014
Deferred acquisition costs	379	315	93	—	—	—	787
Goodwill	117	—	25	—	—	—	142
Deferred non-insurance warranty acquisition expense	3,653	—	—	—	—	—	3,653
Insurance reserves
Claim and claim adjustment expenses	6,925	9,172	2,262	3,645	2,696	—	24,700
Unearned premiums	3,144	2,364	576	111	—	—	6,195
Future policy benefits	—	—	—	10,454	—	—	10,454
Deferred non-insurance warranty revenue	4,706	—	—	—	—	—	4,706

Nine months ended September 30, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,270	$2,629	$789	$369	$—	$(1)	$6,056
Net investment income	367	463	42	724	12	—	1,608
Non-insurance warranty revenue	1,054	—	—	—	—	—	1,054
Other revenues	1	17	1	(1)	5	(4)	19
Total operating revenues	3,692	3,109	832	1,092	17	(5)	8,737
Claims, benefits and expenses
Net incurred claims and benefits	1,312	1,947	485	899	23	—	4,666
Policyholders’ dividends	2	16	—	—	—	—	18
Amortization of deferred acquisition costs	478	449	157	—	—	—	1,084
Non-insurance warranty expense	973	—	—	—	—	—	973
Other insurance related expenses	212	376	106	77	9	(1)	779
Other expenses	36	28	(4)	5	119	(4)	180
Total claims, benefits and expenses	3,013	2,816	744	981	151	(5)	7,700
Core income (loss) before income tax	679	293	88	111	(134)	—	1,037
Income tax (expense) benefit on core income (loss)	(148)	(60)	(21)	9	24	—	(196)
Core income (loss)	$531	$233	$67	$120	$(110)	$—	841
Net investment gains (losses)							117
Income tax (expense) benefit on net investment gains (losses)							(22)
Net investment gains (losses), after tax							95
Net income (loss)							$936

December 31, 2021
(In millions)
Reinsurance receivables	$1,200	$923	$381	$401	$2,579	$—	$5,484
Insurance receivables	1,136	1,488	340	6	4	—	2,974
Deferred acquisition costs	363	278	96	—	—	—	737
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,476	—	—	—	—	—	3,476
Insurance reserves
Claim and claim adjustment expenses	6,433	8,890	2,280	3,754	2,817	—	24,174
Unearned premiums	3,001	2,066	585	109	—	—	5,761
Future policy benefits	—	—	—	13,236	—	—	13,236
Deferred non-insurance warranty revenue	4,503	—	—	—	—	—	4,503

The following table presents operating revenues by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Specialty
Management & Professional Liability	$688	$684	$2,041	$2,044
Surety	171	157	481	454
Warranty & Alternative Risks	451	406	1,332	1,194
Specialty revenues	1,310	1,247	3,854	3,692
Commercial
Middle Market	397	363	1,133	1,119
Construction	372	345	1,046	978
Small Business	149	144	430	413
Other Commercial	230	189	660	599
Commercial revenues	1,148	1,041	3,269	3,109
International
Canada	93	87	272	253
Europe	112	123	350	349
Hardy	81	75	225	230
International revenues	286	285	847	832
Life & Group revenues	305	362	956	1,092
Corporate & Other revenues	6	4	13	17
Eliminations	(2)	(2)	(5)	(5)
Total operating revenues	3,053	2,937	8,934	8,737
Net investment gains (losses)	(96)	22	(166)	117
Total revenues	$2,957	$2,959	$8,768	$8,854

Note J. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.7 billion and $4.5 billion reported in Deferred non-insurance warranty revenue as of September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022, the Company recognized $0.3 billion and $1.0 billion of revenues that were included in the deferred revenue balance as of January 1, 2022. For the three and nine months ended September 30, 2021, the Company recognized $0.3 billion and $0.9 billion of revenues that were included in the deferred revenue balance as of January 1, 2021. For the three and nine months ended September 30, 2022 and 2021, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.5 billion of the deferred revenue in the remainder of 2022, $1.5 billion in 2023, $1.2 billion in 2024 and $1.5 billion thereafter.

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Operating Revenues
Net earned premiums	$2,221	$2,059	$6,435	$6,056
Net investment income	422	513	1,302	1,608
Non-insurance warranty revenue	399	357	1,173	1,054
Other revenues	11	8	24	19
Total operating revenues	3,053	2,937	8,934	8,737
Claims, Benefits and Expenses
Net incurred claims and benefits	1,658	1,627	4,683	4,666
Policyholders' dividends	7	5	20	18
Amortization of deferred acquisition costs	383	368	1,101	1,084
Non-insurance warranty expense	371	330	1,092	973
Other insurance related expenses	297	253	863	779
Other expenses	77	62	222	180
Total claims, benefits and expenses	2,793	2,645	7,981	7,700
Core income before income tax	260	292	953	1,037
Income tax expense on core income	(47)	(55)	(179)	(196)
Core income	213	237	774	841
Net investment (losses) gains	(96)	22	(166)	117
Income tax benefit (expense) on net investment (losses) gains	11	(3)	38	(22)
Net investment (losses) gains, after tax	(85)	19	(128)	95
Net income	$128	$256	$646	$936
Three Month Comparison
Core income decreased $24 million for the three months ended September 30, 2022 as compared with the same period in 2021. Core income for our Property & Casualty Operations increased $43 million primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower net investment income from limited partnerships and common stock results. Core results for our Life & Group segment decreased $63 million while core loss for our Corporate & Other segment increased $4 million.
Catastrophe losses were $114 million and $178 million for the three months ended September 30, 2022 and 2021. Catastrophe losses for the three months ended September 30, 2022 were related to severe weather related events, including $87 million for Hurricane Ian. Catastrophe losses for the three months ended September 30, 2021 included $114 million for Hurricane Ida. Favorable net prior year loss reserve development of $17 million and $10 million was recorded for the three months ended September 30, 2022 and 2021 related to our Specialty, Commercial and International segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income decreased $67 million for the nine months ended September 30, 2022 as compared with the same period in 2021. Core income for our Property & Casualty Operations increased $67 million primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower net investment income from limited partnerships and common stock results. Core income for our Life & Group segment decreased $113 million while core loss for our Corporate & Other segment increased $21 million.
Catastrophe losses were $171 million and $357 million for the nine months ended September 30, 2022 and 2021. Catastrophe losses for the nine months ended September 30, 2022 were primarily related to severe weather related events, including $87 million for Hurricane Ian. Catastrophe losses for the nine months ended September 30, 2021 were driven by severe weather related events, primarily Hurricane Ida and Winter Storms Uri and Viola. Favorable net prior year loss reserve development of $2 million was recorded for the nine months ended September 30, 2022 as compared with unfavorable net prior year loss reserve development of $4 million for the nine months ended September 30, 2021 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021	2022	2021
Gross written premiums	$1,890	$1,953	$5,640	$5,650
Gross written premiums excluding third-party captives	958	943	2,816	2,656
Net written premiums	840	822	2,443	2,350
Net earned premiums	810	773	2,376	2,270
Net investment income	102	116	305	367
Core income	161	173	485	531

Other performance metrics:
Loss ratio excluding catastrophes and development	58.4%	59.1%	58.6%	59.1%
Effect of catastrophe impacts	0.2	0.4	0.1	0.4
Effect of development-related items	(1.9)	(1.8)	(1.4)	(1.7)
Loss ratio	56.7	57.7	57.3	57.8
Expense ratio	31.7	30.6	31.0	30.4
Dividend ratio	0.3	(0.1)	0.2	0.1
Combined ratio	88.7%	88.2%	88.5%	88.3%
Combined ratio excluding catastrophes and development	90.4%	89.6%	89.8%	89.6%

Rate	5%	10%	7%	11%
Renewal premium change	6	11	8	12
Retention	87	80	86	84
New business	$130	$147	$407	$370
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $15 million for the three months ended September 30, 2022 as compared with the same period in 2021 driven by retention and rate. Net written premiums for Specialty increased $18 million for the three months ended September 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $12 million for the three months ended September 30, 2022 as compared with the same period in 2021 primarily due to lower net investment income driven by limited partnership and common stock results.
The combined ratio of 88.7% increased 0.5 points for the three months ended September 30, 2022 as compared with the same period in 2021 primarily due to a 1.1 point increase in the expense ratio largely offset by a 1.0 point improvement in the loss ratio. The increase in the expense ratio was largely due to higher underwriting expenses driven by investments in technology and talent. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results. Catastrophe losses were $1 million, or 0.2 points of the loss ratio, for the three months ended September 30, 2022, as compared with $3 million, or 0.4 points of the loss ratio, for the three months ended September 30, 2021.
Favorable net prior year loss reserve development of $15 million was recorded for each of the three months ended September 30, 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $160 million for the nine months ended September 30, 2022 as compared with the same period in 2021 driven by retention and higher new business. Net written premiums for Specialty increased $93 million for the nine months ended September 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $46 million for the nine months ended September 30, 2022 as compared with the same period in 2021 primarily due to lower net investment income driven by limited partnership and common stock results.
The combined ratio of 88.5% increased 0.2 points for the nine months ended September 30, 2022 as compared with the same period in 2021 primarily due to a 0.6 point increase in the expense ratio largely offset by a 0.5 point improvement in the loss ratio. The increase in the expense ratio was largely due to higher underwriting expenses driven by investments in technology and talent. The improvement in the loss ratio was primarily driven by improved current accident year underwriting results. Catastrophe losses were $2 million, or 0.1 point of the loss ratio, for the nine months ended September 30, 2022, as compared with $9 million, or 0.4 points of the loss ratio, for the nine months ended September 30, 2021.
Favorable net prior year loss reserve development of $35 million and $40 million was recorded for the nine months ended September 30, 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2022	December 31, 2021
Gross case reserves	$1,482	$1,578
Gross IBNR reserves	5,443	4,855
Total gross carried claim and claim adjustment expense reserves	$6,925	$6,433
Net case reserves	$1,268	$1,338
Net IBNR reserves	4,217	3,927
Total net carried claim and claim adjustment expense reserves	$5,485	$5,265

Commercial
The following table details the results of operations for Commercial.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021	2022	2021
Gross written premiums	$1,187	$1,010	$3,824	$3,284
Gross written premiums excluding third-party captives	1,184	1,005	3,711	3,176
Net written premiums	962	831	3,097	2,622
Net earned premiums	1,023	893	2,901	2,629
Net investment income	112	141	343	463
Core income	80	27	350	233

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	61.5%	61.5%	60.8%
Effect of catastrophe impacts	10.0	18.6	5.0	12.6
Effect of development-related items	—	0.5	(0.5)	0.6
Loss ratio	71.5	80.6	66.0	74.0
Expense ratio	29.9	30.4	30.1	31.4
Dividend ratio	0.5	0.6	0.5	0.6
Combined ratio	101.9%	111.6%	96.6%	106.0%
Combined ratio excluding catastrophes and development	91.9%	92.5%	92.1%	92.8%

Rate	4%	6%	5%	8%
Renewal premium change	8	9	8	11
Retention	84	83	86	82
New business	$246	$204	$754	$615
Three Month Comparison
Gross written premiums for Commercial increased $177 million for the three months ended September 30, 2022 as compared with the same period in 2021 driven by higher new business and rate. Net written premiums for Commercial increased $131 million for the three months ended September 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $53 million for the three months ended September 30, 2022 as compared with the same period in 2021, driven by lower catastrophe losses and improved non-catastrophe current accident year underwriting results partially offset by lower net investment income driven by limited partnership and common stock results.
The combined ratio of 101.9% improved 9.7 points for the three months ended September 30, 2022 as compared with the same period in 2021 primarily due to a 9.1 point improvement in the loss ratio and a 0.5 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by lower catastrophe losses. Catastrophe losses were $103 million, or 10.0 points of the loss ratio, for the three months ended September 30, 2022, as compared with $166 million, or 18.6 points of the loss ratio, for the three months ended September 30, 2021. The improvement in the expense ratio of 0.5 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended September 30, 2022 as compared with unfavorable net prior year loss reserve development of $2 million for the three months ended September 30, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $540 million for the nine months ended September 30, 2022 as compared with the same period in 2021 driven by higher new business and retention. Net written premiums for Commercial increased $475 million for the nine months ended September 30, 2022 as compared with the same period in 2021. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to our property reinsurance program. Excluding the impact of the prior period written premium catch-up, net written premiums increased $363 million for the nine months ended September 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $117 million for the nine months ended September 30, 2022 as compared with the same period in 2021 driven by lower catastrophe losses and improved non-catastrophe underwriting results partially offset by lower net investment income driven by limited partnership and common stock results.
The combined ratio of 96.6% improved 9.4 points for the nine months ended September 30, 2022 as compared with the same period in 2021 primarily due to a 8.0 point improvement in the loss ratio and a 1.3 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses and favorable net prior year loss reserve development. Catastrophe losses were $148 million, or 5.0 points of the loss ratio, for the nine months ended September 30, 2022, as compared with $332 million, or 12.6 points of the loss ratio, for the nine months ended September 30, 2021. The combined ratio excluding catastrophes and development improved 0.7 points for the nine months ended September 30, 2022 as compared with the same period in 2021. The improvement in the expense ratio of 1.3 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 0.7 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Our property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.
Favorable net prior year loss reserve development of $26 million was recorded for the nine months ended September 30, 2022 as compared with unfavorable net prior year loss reserve development of $2 million for the nine months ended September 30, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2022	December 31, 2021
Gross case reserves	$3,074	$3,184
Gross IBNR reserves	6,098	5,706
Total gross carried claim and claim adjustment expense reserves	$9,172	$8,890
Net case reserves	$2,748	$2,850
Net IBNR reserves	5,557	5,215
Total net carried claim and claim adjustment expense reserves	$8,305	$8,065

International
The following table details the results of operations for International.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021	2022	2021
Gross written premiums	$288	$276	$1,033	$958
Net written premiums	258	256	839	783
Net earned premiums	270	271	803	789
Net investment income	16	14	44	42
Core income	19	17	63	67

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	58.9%	58.6%	59.2%
Effect of catastrophe impacts	4.1	3.4	2.7	2.0
Effect of development-related items	—	1.1	(0.6)	0.3
Loss ratio	62.7	63.4	60.7	61.5
Expense ratio	31.7	32.1	32.1	33.3
Combined ratio	94.4%	95.5%	92.8%	94.8%
Combined ratio excluding catastrophes and development	90.3%	91.0%	90.7%	92.5%

Rate	6%	13%	7%	14%
Renewal premium change	12	13	11	13
Retention	82	79	79	77
New business	$79	$54	$245	$204
Three Month Comparison
Gross written premiums for International increased $12 million for the three months ended September 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $31 million driven by higher new business and rate. Net written premiums for International increased $2 million for the three months ended September 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $19 million for the three months ended September 30, 2022 as compared with the same period in 2021. Net earned premiums were consistent with the same period in 2021.
Core income improved $2 million for the three months ended September 30, 2022 as compared with the same period in 2021 driven by improved underwriting results partially offset by an unfavorable impact from changes in foreign currency exchange rates.
The combined ratio of 94.4% improved 1.1 points for the three months ended September 30, 2022 as compared with the same period in 2021 due to a 0.7 point improvement in the loss ratio and a 0.4 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to improved non-catastrophe underwriting results. Catastrophe losses were $10 million, or 4.1 points of the loss ratio, for the three months ended September 30, 2022, as compared with $9 million, or 3.4 points of the loss ratio, for the three months ended September 30, 2021. The improvement in the expense ratio of 0.4 points was primarily driven by lower acquisition costs partially offset by an increase in underwriting expenses.
There was no net prior year loss reserve development recorded for the three months ended September 30, 2022 as compared with unfavorable net prior year loss reserve development of $3 million for the three months ended September 30, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for International increased $75 million for the nine months ended September 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $121 million driven by higher new business and retention. Net written premiums for International increased $56 million for the nine months ended September 30, 2022 as compared with the same period in 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $97 million for the nine months ended September 30, 2022 as compared with the same period in 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $4 million for the nine months ended September 30, 2022 as compared with the same period in 2021 driven by an unfavorable impact from changes in foreign currency exchange rates partially offset by improved underwriting results.
The combined ratio of 92.8% improved 2.0 points for the nine months ended September 30, 2022 as compared with the same period in 2021 due to a 1.2 point improvement in the expense ratio and a 0.8 point improvement in the loss ratio. The improvement in the expense ratio was primarily driven by lower acquisition costs. The improvement in the loss ratio was driven by improved non-catastrophe underwriting results partially offset by higher net catastrophe losses. Catastrophe losses were $21 million, or 2.7 points of the loss ratio, for the nine months ended September 30, 2022, as compared with $16 million, or 2.0 points of the loss ratio, for the nine months ended September 30, 2021.
Favorable net prior year loss reserve development of $5 million was recorded for the nine months ended September 30, 2022 as compared with unfavorable net prior year loss reserve development of $2 million for the nine months ended September 30, 2021. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2022	December 31, 2021
Gross case reserves	$802	$859
Gross IBNR reserves	1,460	1,421
Total gross carried claim and claim adjustment expense reserves	$2,262	$2,280
Net case reserves	$692	$744
Net IBNR reserves	1,192	1,196
Total net carried claim and claim adjustment expense reserves	$1,884	$1,940

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Net earned premiums	$118	$123	$356	$369
Net investment income	187	240	600	724
Core (loss) income before income tax	(36)	38	(24)	111
Income tax benefit on core income	14	3	31	9
Core (loss) income	(22)	41	7	120
Three Month Comparison
Core results decreased $63 million for the three months ended September 30, 2022 as compared with the same period in 2021 primarily due to a $54 million pretax decline in net investment income from limited partnerships.
Life & Group results for the three months ended September 30, 2022 and 2021 included no unlocking event for future policy benefit reserves as a result of the gross premium valuation (GPV). Core loss for the three months ended September 30, 2022 included a $25 million pretax favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve review in the third quarter of 2022. The favorable impact was driven by a $107 million release of all remaining incurred but not reported (IBNR) reserves established during 2020 and 2021 in response to the COVID-19 pandemic partially offset by an $82 million unfavorable impact from higher claim severity, including utilization and cost of care inflation, than anticipated in the reserve estimates. The annual structured settlement claim reserve review resulted in a $5 million pretax favorable impact from the reduction in reserves due to discount rate assumption changes. Core income for the three months ended September 30, 2021 included a $40 million pretax favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021.
Nine Month Comparison
Results for the nine months ended September 30, 2022 were generally consistent with the three month summary above.
Life & Group Policyholder Reserves
Annually, in the third quarter, management assesses the adequacy of its long term care future policy benefit reserves by performing a GPV to determine if there is a premium deficiency. See Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1 for further information on the reserving process.

The September 30, 2022 GPV indicated that our recorded reserves included a margin of approximately $125 million. A summary of the changes in the estimated reserve margin is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
September 30, 2021 Estimated Margin	$72
Changes in underlying economic assumptions (1)	(130)
Changes in underlying morbidity assumptions	(30)
Changes in underlying persistency assumptions	40
Changes in underlying premium rate action assumptions	190
Changes in underlying expense and other assumptions	(17)
September 30, 2022 Estimated Margin	$125
(1) Economic assumptions include the impact of interest rates and cost of care inflation
The increase in the margin in 2022 was primarily driven by changes in discount rate assumptions due to higher near-term expected reinvestment rates and higher than previously estimated rate increases on active rate increase programs. These favorable drivers were partially offset by changes in cost of care inflation assumptions.
The Company has determined that additional future policy benefit reserves for profits followed by losses are not currently required based on the most recent projection.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our future policy benefit reserve assumptions. The annual GPV process involves updating all assumptions to management's then current best estimate, and historically all significant assumptions have been revised each year. In the table below, we have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any required increase in the recorded reserves resulting from a hypothetical revision in the table below would first reduce the margin in our carried reserves before it would affect results from operations. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of the existing margin.

September 30, 2022
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:(1)
2.5% increase in morbidity	$200
5% increase in morbidity	500
Persistency:
5% decrease in active life mortality and lapse	$100
10% decrease in active life mortality and lapse	300
Discount Rates:
25 basis point decline in new money interest rates	$—
50 basis point decline in new money interest rates	100
(1) Represents a sensitivity in future paid claims.

The following table summarizes policyholder reserves for Life & Group.

September 30, 2022
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,959	$10,109	$13,068
Structured settlement annuities	512	—	512
Other	9	—	9
Total	3,480	10,109	13,589
Shadow adjustments (1)	59	—	59
Ceded reserves (2)	106	346	452
Total gross reserves	$3,645	$10,455	$14,100

December 31, 2021
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,905	$10,012	$12,917
Structured settlement annuities	526	—	526
Other	10	—	10
Total	3,441	10,012	13,453
Shadow adjustments (1)	200	2,936	3,136
Ceded reserves (2)	113	288	401
Total gross reserves	$3,754	$13,236	$16,990
(1)    To the extent there are unrealized gains on fixed income securities supporting the reserves of certain products within the Life & Group segment that would result in a premium deficiency, or would impact the reserve balance, if realized, a related increase in Insurance reserves is recorded as a reduction of net unrealized gains (losses), net of tax, through Other comprehensive income (loss) (Shadow Adjustments).
(2)     Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Net investment income	$5	$2	$10	$12
Insurance claims and policyholders' benefits	(13)	(6)	36	23
Interest expense	28	28	84	84
Core loss	(25)	(21)	(131)	(110)
Three Month Comparison
Core loss increased $4 million for the three months ended September 30, 2022 as compared with the same period in 2021.
Nine Month Comparison
Core loss increased $21 million for the nine months ended September 30, 2022 as compared with the same period in 2021 driven by higher net prior year loss reserve development associated with legacy mass tort abuse claims and an increase in expenses as a result of continued investments in technology infrastructure and security. These results were partially offset by the prior period recognition of a $12 million after-tax loss resulting from the legacy Excess Workers' Compensation (EWC) Loss Portfolio Transfer (LPT). Net prior year loss reserve development is further discussed in Note E to the Condensed Consolidated Financial Statements included under Part I, Item I.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2022	December 31, 2021
Gross case reserves	$1,479	$1,551
Gross IBNR reserves	1,217	1,266
Total gross carried claim and claim adjustment expense reserves	$2,696	$2,817
Net case reserves	$139	$146
Net IBNR reserves	201	148
Total net carried claim and claim adjustment expense reserves	$340	$294

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Fixed income securities:
Taxable fixed income securities	$410	$360	$1,163	$1,075
Tax-exempt fixed income securities	55	77	194	236
Total fixed income securities	465	437	1,357	1,311
Limited partnership and common stock investments	(44)	77	(51)	294
Other, net of investment expense	1	(1)	(4)	3
Net investment income	$422	$513	$1,302	$1,608

Effective income yield for the fixed income securities portfolio	4.4%	4.3%	4.3%	4.3%
Limited partnership and common stock return	(2.1)%	3.8%	(2.4)%	16.4%
Net investment income decreased $91 million and $306 million for the three and nine months ended September 30, 2022 as compared with the same periods in 2021 driven by unfavorable limited partnership and common stock results partially offset by higher income from fixed income securities.
Net Investment Gains (Losses)
The components of Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Fixed maturity securities: (1)
Corporate and other bonds	$(41)	$36	$(68)	$115
States, municipalities and political subdivisions	6	1	28	—
Asset-backed	(17)	(15)	(29)	(24)
Total fixed maturity securities	(52)	22	(69)	91
Non-redeemable preferred stock	(2)	(2)	(111)	17
Derivatives, short term and other	(34)	2	22	9
Mortgage loans	(8)	—	(8)	—
Net investment (losses) gains	(96)	22	(166)	117
Income tax benefit (expense) on net investment (losses) gains	11	(3)	38	(22)
Net investment (losses) gains, after tax	$(85)	$19	$(128)	$95
(1) Excludes the loss in the third quarter of 2022 on the assets supporting the funds withheld liability, which is reflected in the Derivatives, short term and other line.
Pretax net investment results decreased $118 million for the three months ended September 30, 2022 as compared with the same period in 2021. The decrease was driven by net losses on fixed maturity securities in the three months ended September 30, 2022 as compared to net gains in the same period in 2021.
Additionally, Derivatives, short term and other for the three months ended September 30, 2022 includes a $35 million non-economic net loss related to the expected novation of a coinsurance agreement on our legacy annuity business in our Life & Group segment and the associated funds withheld embedded derivative.
Pretax net investment results decreased $283 million for the nine months ended September 30, 2022 as compared with the same period in 2021. The decrease was driven by the unfavorable change in fair value of non-redeemable preferred stock and net losses on fixed maturity securities in the nine months ended September 30, 2022 as compared to net gains in the same period in 2021.
Further information on our investment gains and losses as well as on our derivative financial instruments is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,452	$(357)	$2,600	$42
AAA	2,374	(250)	3,784	360
AA	6,387	(792)	7,665	823
A	8,739	(667)	9,511	1,087
BBB	15,267	(1,776)	18,458	2,043
Non-investment grade	2,032	(234)	2,362	91
Total	$37,251	$(4,076)	$44,380	$4,446
As of September 30, 2022 and December 31, 2021, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.4 billion and $1.7 billion of pre-refunded municipal bonds as of September 30, 2022 and December 31, 2021.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,360	$360
AAA	1,566	318
AA	4,430	917
A	6,548	838
BBB	13,394	1,902
Non-investment grade	1,646	248
Total	$29,944	$4,583

The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$699	$11
Due after one year through five years	7,492	541
Due after five years through ten years	10,701	1,705
Due after ten years	11,052	2,326
Total	$29,944	$4,583

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

	September 30, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$14,253	9.8	$18,458	9.2
Other investments	24,739	4.8	28,915	4.9
Total	$38,992	6.7	$47,373	6.6
The effective duration of Investments supporting Life & Group liabilities at September 30, 2022 lengthened as compared with December 31, 2021, reflecting strategic repositioning to capitalize on higher rates and reduce reinvestment risk.
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
For the nine months ended September 30, 2022, net cash provided by operating activities was $1,990 million as compared with $1,354 million for the same period in 2021. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2022, net cash used by investing activities was $1,072 million as compared with $597 million for the same period in 2021. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the nine months ended September 30, 2022, net cash used by financing activities was $924 million as compared with $545 million for the same period in 2021. Financing activities for the periods presented include:
•During the nine months ended September 30, 2022, we paid dividends of $874 million and repurchased 890,000 shares of common stock at an aggregate cost of $39 million.
•During the nine months ended September 30, 2021, we paid dividends of $518 million and repurchased 377,615 shares of our common stock at an aggregate cost of $18 million.
Common Stock Dividends
Cash dividends of $3.20 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2022. On October 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.40 per share, payable December 1, 2022 to stockholders of record on November 15, 2022. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.

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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2022, CCC was in a positive earned surplus position. CCC paid dividends of $845 million and $600 million during the nine months ended September 30, 2022 and 2021. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

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
The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than CNA’s expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a decrease of approximately $2.3 billion in Accumulated other comprehensive income as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the Company used interest rates in effect as of September 30, 2022 in its calculation, the transition impact to Accumulated other comprehensive income would have been approximately zero.
The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Under current accounting guidance, the Company’s third quarter 2022 gross premium valuation assessment indicated a pretax reserve margin of $125 million, with no unlocking event. However under the new guidance, the effect of changes in cash flow assumptions from the Company’s assessment would be recorded in the Company’s results of operations (except for discount rate changes which would be recorded quarterly through AOCI).
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
•regulatory limitations, impositions and restrictions upon us, including with respect to our ability to increase premium rates, and the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies
•regulatory limitations and restrictions, including limitations upon our ability to receive dividends from our insurance subsidiaries, imposed by regulatory authorities, including regulatory capital adequacy; and
•regulatory and legal implications relating to the sophisticated cyber incident sustained by the Company in March 2021 that may arise.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended September 30, 2022. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2022, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2022.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details the repurchases of our common stock made during the three months ended September 30, 2022.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
August 1, 2022 - August 31, 2022	445,000	$41.03	N/A	N/A
Total	445,000		N/A	N/A

Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: October 31, 2022	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number
Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1