Form 10-K
period 2022-12-31
CNA FINANCIAL CORP
filed 2023-02-07
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 3, 2023, 270,901,829 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $1,239 million based on the closing price of $44.90 per share of the common stock on the New York Stock Exchange on June 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2023 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 90% of our outstanding common stock as of December 31, 2022.
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
The U.S. and foreign regulatory environment in which we operate is evolving on an ongoing basis and impacts aspects of corporate governance, risk management practices, public disclosures and cyber security. We have invested and continue to invest in the security of our systems and in our technology infrastructure on an enterprise-wide basis.
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
Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, cybersecurity risk management, environmental, social and governance (ESG) initiatives, federal financial services reforms and certain tax reforms.
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
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European operations and are enacted by the European Commission, the executive body of the European Union (E.U). Additionally, the International Association of Insurance Supervisors (IAIS) continues to develop capital requirements as more fully discussed below.
Regulation Outlook
The IAIS has adopted a Common Framework (ComFrame) for the supervision of Internationally Active Insurance Groups (IAIGs), which is focused on the group-wide supervision of IAIGs, such as CNA. As part of ComFrame, the IAIS has developed a global capital standard that, if adopted in the U.S., would be applicable to U.S.-based IAIGs. Certain elements of ComFrame are expected to be formally utilized by U.S. state-based regulators beginning in 2023, as a result of such elements being incorporated in regulatory guidelines issued by the National Association of Insurance Commissioners (NAIC). This incorporation is intended to streamline group-wide supervision, further leveraging existing risk and solvency measures and applying them on a group-wide basis.
The NAIC developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (GCC). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (AM) approach to assessing group capital as an alternative to the Insurance Capital Standard (ICS) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. By 2024, the IAIS will be assessing whether the AM provides comparable outcomes to the ICS.
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

reinsurance companies that are not licensed in their state (alien reinsurers) in order to obtain reserve credit under statutory accounting. In exchange, the E.U. will not impose local presence requirements on U.S. firms operating in the E.U., and effectively must defer to U.S. group capital regulation for these firms. On December 18, 2018, the U.S. Treasury Department, the USTR and the U.K. announced they formally signed the Bilateral Agreement on Prudential Measures Regarding Insurance and Reinsurance (U.S.-U.K. Covered Agreement). This Agreement has similar terms as the U.S.-E.U. Covered Agreement. Because these covered agreements were not self-executing, U.S. state laws were revised to amend reinsurance collateral requirements to conform to the provisions within each of the agreements. The reinsurance collateral requirements were required to be adopted by the states within five years from the signing of the covered agreements, which was September 1, 2022, or states risked federal preemption in this area. As a result of all relevant jurisdictions adopting these requirements, including Illinois, federal preemption was avoided.
Human Capital
As of December 31, 2022, we had approximately 6,100 employees. We seek to create a culture of inclusion that engages our employees and offers them opportunities to learn, grow and achieve their career goals. We believe this will facilitate our ability to continue to attract and retain a highly talented workforce.
Talent, Recruitment and Development
We focus on attracting, developing and retaining top-tier talent to reflect the specialist nature of our business.
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs and we continue to leverage relationships with colleges to attract new and diverse talent. We seek to promote the development of employees, both to optimize current performance and to develop skills for future career growth. We have implemented programs designed for our employees to grow their technical expertise, collaborate with one another and achieve their career goals. We offer a wide range of learning and development opportunities, including mentorship and reverse mentorship programs, apprenticeship and sponsorship programs, tuition reimbursement, technical training and specialized leadership development programs.
CNA leaders engage regularly with our employees on their performance and professional development. We gather employee feedback through pulse surveys and routine dialogue with our employee resource groups and leaders from across the enterprise. Our annual talent and succession planning process culminates in a review with leadership of key talent retention and promotion, as well as a review of our succession plans. Our performance management cycle seeks to ensure that employees have goals and development plans refreshed at least annually and performance review conversations are held between managers and their direct reports throughout the annual performance period.
Employee Benefits
We offer comprehensive compensation and benefits packages to eligible employees including a 401k plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and certain family assistance programs, including paid family leave, flexible work arrangements and surrogacy and adoption assistance plans.
We provide certain benefits to eligible employees that are geared toward enhancing physical, mental, financial and social health. These include a holistic well-being incentive program with resources for both employees and their families, employee mental health assistance programs, and stress management and resilience programs. In response to the COVID-19 pandemic, CNA has offered remote working options and a hybrid-working environment for eligible employees.

Diversity, Equity and Inclusion
Diversity, Equity and Inclusion (DEI) is a strategic imperative. Our DEI Vision is to cultivate an inclusive culture grounded in equity that celebrates individuals’ differences, attracts diverse talent, and fosters an environment that enables employees to do their best work.
To act on our DEI Vision, CNA has appointed senior leaders to an executive DEI Council, and our Chairman and CEO serves as the Executive Sponsor. The DEI Council works closely with internal DEI subject matter experts and with our eight employee resource groups to seek to create and drive strategic DEI initiatives.
Critical components of our DEI Vision include:
•Skill building. In 2021, we launched a new DEI learning program aimed to build allyship across the global enterprise. It includes various forms of allyship training and education for our employees – providing them with opportunities to learn and practice new skills.
•Leadership training. CNA requires every people leader and officer to complete inclusive leadership training. We also provide additional networking and learning opportunities for leaders to support the critical role they play in creating an inclusive workplace culture.
•Talent development. In 2021, we launched a new talent sponsorship program that seeks to accelerate the development of high performing diverse employees, diversify our leadership ranks and broadly build inclusive leadership skills. In addition, we offer mentoring and reverse mentoring program opportunities to employees.
•Representation. We seek to increase the representation of diverse talent throughout the organization. We monitor our representation of diverse talent and review our trends in relation to the labor market and industry to understand how we can increase it. We also report this information regularly to our Board of Directors.
•Partnerships. CNA has established new and expanded several existing partnerships with organizations whose DEI values align with our own. Through these partnerships, we uncover new sources of talent, support minority owned businesses, contribute to the development of students from underserved communities and provide opportunities for our employees to volunteer in their local communities.
•Policies and benefits. We regularly review our workplace policies and employee benefits and seek to adapt them to the changing needs of our employees.
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
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for reported and unreported claims. Insurance reserves are not an exact calculation of liability but instead are complex management estimates developed utilizing a variety of actuarial reserve estimation techniques as of a given reporting date. The reserve estimation process involves a high degree of judgment and variability and is subject to a number of factors which are highly uncertain. These factors can be affected by both changes in internal processes and external events. Key variables include frequency of claims, claim severity, mortality, morbidity, discount rates, economic, social and medical inflation, claim handling policies and procedures, case reserving approach, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Mortality is the relative incidence of death. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted.
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as long term care, workers' compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation, and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with our insurance reserves are outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of MD&A in Item 7.
We are subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant and the trajectory of its future impact remains uncertain. These issues, have had, and may continue to have, a negative effect on our business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging claim and coverage issues are extremely difficult to predict and may be material.
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
Our actual experience could vary from the key assumptions used to determine future policy benefit reserves for long term care policies.
Our future policy benefit reserves for long term care policies are based on our best estimate assumptions as of September 30, 2020, due to a reserve unlocking at that date. Key assumptions include morbidity, persistency (the percentage of policies remaining in force), discount rate and future premium rate increases. Estimating future experience for long term care policies is highly uncertain because the adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to add reserves. The required increase in reserves would be recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges could be substantial. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.
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
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. Exposure to cyber risk is increasing systematically due to greater digital dependence, which increases the potential for, and the potential losses due to, a catastrophic cyber event. Catastrophic cyber-attack scenarios are not bound by time or geographic limitations and cyber-related catastrophic perils don’t have well-established definitions or fundamental physical properties. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, floods and other natural disasters.
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
Reinsurance coverage for "unconventional" terrorism events (such as nuclear, biological, chemical or radiological attacks) is provided only in limited circumstances. Our principal reinsurance protection against these large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) through December 31, 2027. However, such coverage is subject to a mandatory deductible and other limitations. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Catastrophes and Related Reinsurance.
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
We have experienced, and may continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage or the facts of the claim, in certain lines of business that are implicated by the pandemic and mitigating actions taken by our customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers' compensation, commercial property related business interruption coverage, management liability (directors and officers, employment practices and professional liability lines) and trade credit. We recorded significant losses during 2020, the majority of which are classified as incurred but not reported (IBNR) reserves, in these areas and may experience continued losses, which could be material.
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
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by other claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2022 was $3.5 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We are exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, our insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, issues related to altered interpretation of coverage and other new and emerging claim theories.
We face potential exposure to various types of existing, new and emerging mass tort claims, including those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. Mass tort claim activity, including activity based on such changing judicial interpretations and recent and proposed legislation, could have a material adverse effect on our business, results of operations and financial condition.
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
We market our insurance products worldwide primarily through independent insurance agents, insurance brokers, and managing general underwriters who also promote and distribute the products of our competitors. Any change in our relationships with our distribution network agents, brokers or managing general underwriters, including as a result of consolidation or their increased promotion and distribution of our competitors' products, could adversely affect our ability to sell our products. As a result, our business volume and results of operations could be materially adversely impacted.
Our underwriting strategies currently rely on the effectiveness of reinsurance arrangements and we accordingly face risks relating to reinsurance, including obtaining reinsurance at a cost or on terms and conditions we deem acceptable, reinsurance counterparty risk and ineffective reinsurance coverage.
A primary reason we purchase reinsurance is to manage our exposure to risk, thereby facilitating our underwriting strategies in certain key areas. Under our ceded reinsurance arrangements, a reinsurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. The availability and cost of the reinsurance protection we purchase, which affects the volatility and profitability of our business, as well as the level and types of risk we retain, is determined by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends, including those associated with climate change. If we are unable to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, our risk exposure will not be mitigated or we may forego such increased risk, thereby adversely impacting our underwriting strategies. In addition, use of reinsurance exposes us to credit risk of the reinsurers, as the reinsurance arrangements do not relieve us of the liability to the customer. If a reinsurer is unable to meet its financial obligations under a reinsurance arrangement, we will remain obligated under the original policies issued to our customers. Furthermore, while we use various risk management methods, including the use of reinsurance, to effectively manage risk, there is the possibility that one or more natural catastrophes and/or terrorism or other events could result in claims substantially exceeding expectations, thereby making the reinsurance strategy significantly less effective. Such reinsurance-related risks could have a material adverse effect on our business, results of operations and financial condition and adversely affect our underwriting strategies in certain lines of business.

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
The successful execution of our business strategies depends on our ability to attract and retain qualified talent. Due to the intense competition in our industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge and industry experience in areas such as underwriting, data and analytics and technology, we may encounter obstacles to our ability to attract and retain such employees, which could materially adversely affect our business, results of operations and financial condition.
We are controlled by a single stockholder which could result in potential conflicts of interest.
Loews beneficially owned approximately 90% of our outstanding shares of common stock as of December 31, 2022, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, four officers of Loews, along with the Co-Chairman of the Board of Loews, serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews. It is possible that potential conflicts of interest could arise in the future for our directors who are also officers and/or directors of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.
Financial Risks
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, domestic and international geopolitical issues and many other factors. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities. Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of our investment portfolio that is carried at fair value in our financial statements is not reflective of the prices at which actual transactions could occur.
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
In addition, we invest a portion of our assets in limited partnerships and common stock which are subject to greater market volatility than our fixed maturity investments. Limited partnership investments generally provide a lower level of liquidity than fixed maturity or equity investments, which may also limit our ability to withdraw funds from these investments. The timing and amount of income or losses on such investments is inherently variable and can contribute to volatility in reported earnings.
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
We use various modeling techniques and data analytics (e.g. scenarios, predictive, stochastic and forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third-party modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk, among other things. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis. Further, climate change may make modeled outcomes less certain or produce new, non-modeled risks.
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
The foregoing risks could expose us to monetary and reputational damages. Potential additional exposures relating to significant interruptions to our operations may include substantially increased compliance costs, as well as increased costs relating to investments in computer system and security-related upgrades, and such costs may not be recoverable under our relevant insurance coverage. We have made, and continue to make, investments to improve our security and infrastructure. Some of these investments are a direct result of the March 2021 cybersecurity attack, described in the immediately following risk factor, which are not recoverable under existing insurance coverage.
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
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our or third party administered data centers or are cloud-based software services. Breaches have occurred, and may occur again, in our systems and in the systems of our vendors and third-party administrators.
Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business or policyholders and may result in operational impairments and financial losses, significant harm to our reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the third quarter of 2021, we were notified of a breach of certain systems of a third-party administrator, which resulted in breach notifications sent by such administrator to potentially impacted persons, including a limited number of our claimants. While we do not believe such notifications and resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our or our vendors’ data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
As previously disclosed, we sustained a sophisticated cybersecurity attack in March 2021 involving ransomware that caused a network disruption and impacted certain of our systems. Our investigation into the incident revealed that an unauthorized third party copied some personal information relating to certain current and former employees, contract workers and their dependents and certain other persons, including some policyholders. Although we currently have no indication that the impacted data has been misused, or that CNA or its policyholder data was specifically targeted by the unauthorized third party, we may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business or policyholders could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.

Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks (including the March 2021 attack), we do not expect the amount available under our coverage policy to cover all losses from cyber-attacks. In addition, potential disputes with our insurers about the availability of insurance coverage could occur. Further, as a result of the March 2021 attack, we incurred higher costs for the replenishment of our current policy through the end of the term, and we believe we will incur higher costs for future cybersecurity insurance coverage beyond the current term.
We may also be subject to future cyber incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.
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
Additionally, we rely on certain third-party claims administrators, including the administrator of our long term care claims, to handle policyholder services and perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against us and adverse regulatory enforcement exposure.
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
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of our legal entity statutory basis of accounting financial statements. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction's regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business in the applicable jurisdictions and specialized markets. If we are required to record a material charge against earnings in connection with a change in estimated insurance reserves, or the occurrence of a catastrophic event or otherwise, or if we incur significant losses related to our investment portfolio, which severely deteriorates our capital position, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
The IAIS has adopted a ComFrame for the supervision of IAIGs and has developed a global capital standard that, if adopted in the U.S., would be applicable to U.S.-based IAIGs. The NAIC also developed the GCC and AM approach to assessing group capital as an alternative to the ICS developed by the IAIS. The development and adoption of these capital standards could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance.
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
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, including, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's), Standard & Poor's (S&P) and Fitch Ratings, Inc. (Fitch). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders, and may also reflect opinions on other areas such as information security and climate risk, as well as ESG matters more broadly.
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
These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and ESG, which may also affect our business. We also are subject to numerous regulations governing the protection of personal and confidential information of our clients and employees, including medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cyber security protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape). In response to climate change, regulators at the federal, state and international level also could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our principal executive offices in Chicago, Illinois, as well as other offices throughout the U.S.  We also lease offices in Canada, the U.K., Belgium, Denmark, France, Germany, Italy, Luxembourg and the Netherlands, primarily for branch and insurance business operations in those locations.
We consider our properties to be in generally good condition and suitable to carry on our business.
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
As of February 3, 2023, we had 270,901,829 shares of common stock outstanding and approximately 90% of our outstanding common stock was owned by Loews. We had 788 stockholders of record as of February 3, 2023 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases of our common stock were made in the three months ended December 31, 2022.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2018, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2018	2019	2020	2021	2022
CNA Financial Corporation	$100.00	$88.84	$97.26	$92.02	$109.50	$113.66
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Property & Casualty Insurance Index	100.00	95.31	119.96	128.31	153.05	181.93

195
180
165
150
135
120
105
90
Returns
Base Period
2018
2019
2020
2021
2022
CNA Financial Corporation
S&P 500 Index
S&P 500 Property & Casualty Insurance Index

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2021 Compared with 2020
This section of this Form 10-K generally discusses 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. A discussion of changes in our results of operations from 2021 to 2020 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 8, 2022.
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

Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return basis of assets and liabilities. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations. In addition, the ability to record deferred tax assets in the future could be limited, resulting in a higher effective tax rate in that future period. Further information on our income taxes is in Note D to the Consolidated Financial Statements included under Item 8.

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
Professional liability, management liability and surety products include US professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), errors and omissions (E&O), employment practices, fiduciary, fidelity, cyber and surety coverages, and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.3 billion as of December 31, 2022.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $350 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $300 million. Our net reserves for workers' compensation were approximately $3.7 billion as of December 31, 2022.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $200 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $100 million. Our net reserves for general liability were approximately $3.6 billion as of December 31, 2022.

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
Information regarding ASU 2018-12, which, beginning in 2023, will require changes in the measurement and disclosure of long-duration contracts, including our long term care business, is provided in the Accounting Standards Update section of this MD&A and in Note A to the Consolidated Financial Statements included under Item 8.
The September 30, 2022 GPV indicated that our recorded reserves included a margin of approximately $125 million. A summary of the changes in the estimated reserve margin is presented in the table below:

Long Term Care Active Life Reserve - Change in estimated reserve margin (In millions)
September 30, 2021 Estimated Margin	$72
Changes in underlying economic assumptions(1)	(130)
Changes in underlying morbidity assumptions	(30)
Changes in underlying persistency assumptions	40
Changes in underlying premium rate action assumptions	190
Changes in underlying expense and other assumptions	(17)
September 30, 2022 Estimated Margin	$125
(1) Economic assumptions include the impact of interest rates and cost of care inflation.
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

2022 GPV
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

CATASTROPHES AND RELATED REINSURANCE
Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism that produce unusually large aggregate losses. In most, but not all cases, our catastrophe losses from these events in the U.S. are defined consistent with the definition of the Property Claims Service (PCS). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., we define a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International segment.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $247 million and $397 million for the years ended December 31, 2022 and 2021. Catastrophe losses for the years ended December 31, 2022 and 2021 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022 and Hurricane Ida and Winter Storms Uri and Viola for 2021.
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
In 2021, we added a quota share treaty to our property reinsurance program, which covers policies written during the treaty term and in-force as of June 1, 2021. As a result of the coverage of in-force policies, net written premiums were reduced by $122 million during the second quarter of 2021 for the one-time catch-up under the treaty of unearned premium on policies previously written as of the treaty inception. The treaty was renewed for a term of June 1, 2022 to June 1, 2023.
The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2023.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2022 to June 1, 2023 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $190 million up to $900 million for all losses other than earthquakes. Earthquakes are covered up to $1.0 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2023 to January 1, 2024 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $600 million of coverage for the accumulation of covered losses related to terrorism events above our retention of $25 million. Of this $600 million in Terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.
Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA)
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2023. Under the current provisions of the program, in 2023, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2022 earned premiums, our estimated deductible under the program is $1 billion for 2023. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Years ended December 31
(In millions)	2022	2021
Operating Revenues
Net earned premiums	$8,667	$8,175
Net investment income	1,805	2,159
Non-insurance warranty revenue	1,574	1,430
Other revenues	32	24
Total operating revenues	12,078	11,788
Claims, Benefits and Expenses
Net incurred claims and benefits	6,361	6,327
Policyholders' dividends	25	22
Amortization of deferred acquisition costs	1,490	1,443
Non-insurance warranty expense	1,471	1,328
Other insurance related expenses	1,160	1,062
Other expenses	291	242
Total claims, benefits and expenses	10,798	10,424
Core income before income tax	1,280	1,364
Income tax expense on core income	(232)	(258)
Core income	1,048	1,106
Net investment (losses) gains	(199)	120
Income tax benefit (expense) on net investment gains (losses)	45	(24)
Net investment (losses) gains, after tax	(154)	96
Net income	$894	$1,202
2022 Compared with 2021
Core income decreased $58 million in 2022 as compared with 2021. Core income for our Property & Casualty Operations increased $56 million primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower investment income from limited partnership and common stock results. Core results for our Life & Group segment decreased $135 million, while core loss for our Corporate & Other segment improved $21 million.
Catastrophe losses were $247 million in 2022 as compared with $397 million in 2021. Catastrophe losses for the years ended December 31, 2022 and 2021 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022 and Hurricane Ida and Winter Storms Uri and Viola for 2021.
Favorable net prior year loss reserve development of $32 million was recorded in 2022 as compared with unfavorable net prior year loss reserve development of $11 million in 2021 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophes losses and net prior year loss reserve and premium development from the loss ratio. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. In addition, we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. Renewal premium change, rate and retention presented for the prior year are updated to reflect subsequent activity on policies written in the period. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs. We use underwriting gain (loss) to monitor our insurance operations. Underwriting gain (loss) is pretax and is calculated as net earned premiums less total insurance expenses, which includes insurance claims and policyholders' benefits, amortization of deferred acquisition costs and other insurance related expenses.
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
•D&O, E&O, employment practices, fiduciary, fidelity and cyber coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations.
•Insurance products to serve the healthcare industry, including professional and general liability as well as associated casualty coverages. Key customer groups include aging services, allied medical facilities, dentists, physicians, nurses and other medical practitioners.
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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021
Gross written premiums	$7,514	$7,665
Gross written premiums excluding third-party captives	3,814	3,672
Net written premiums	3,306	3,225
Net earned premiums	3,203	3,076
Underwriting gain	366	347
Net investment income	431	497
Core income	668	704

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	59.1%
Effect of catastrophe impacts	0.1	0.4
Effect of development-related items	(1.3)	(1.4)
Loss ratio	57.4	58.1
Expense ratio	31.0	30.5
Dividend ratio	0.2	0.1
Combined ratio	88.6%	88.7%
Combined ratio excluding catastrophes and development	89.8%	89.7%

Rate	6%	11%
Renewal premium change	7	12
Retention	86	83
New business	$548	$551
2022 Compared with 2021
Gross written premiums, excluding third-party captives, for Specialty increased $142 million in 2022 as compared with 2021 driven by retention and rate. Net written premiums for Specialty increased $81 million in 2022 as compared with 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $36 million in 2022 as compared with 2021 primarily due to lower net investment income driven by limited partnership and common stock results partially offset by improved current accident year underwriting results.
The combined ratio of 88.6% improved 0.1 point in 2022 as compared with 2021 primarily due to a 0.7 point improvement in the loss ratio largely offset by a 0.5 point increase in the expense ratio. The improvement in the loss ratio was largely due to improved current accident year underwriting results. Catastrophe losses were $2 million, or 0.1 points of the loss ratio, for 2022, as compared with $12 million, or 0.4 points of the loss ratio, for 2021. The increase in the expense ratio was primarily due to an increase in underwriting expenses driven by investments in technology and talent.
Favorable net prior year loss reserve development of $40 million and $45 million was recorded in 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2022	2021
Gross case reserves	$1,529	$1,578
Gross IBNR reserves	5,349	4,855
Total gross carried claim and claim adjustment expense reserves	$6,878	$6,433
Net case reserves	$1,310	$1,338
Net IBNR reserves	4,253	3,927
Total net carried claim and claim adjustment expense reserves	$5,563	$5,265

Commercial
Commercial works with a network of brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle markets and other commercial customers. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto, umbrella, and excess and surplus coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace.
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021
Gross written premiums	$5,170	$4,445
Gross written premiums excluding third-party captives	5,056	4,334
Net written premiums	4,193	3,595
Net earned premiums	3,923	3,552
Underwriting gain (loss)	106	(112)
Net investment income	488	624
Core income	466	394

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	61.0%
Effect of catastrophe impacts	5.6	10.0
Effect of development-related items	(0.7)	0.5
Loss ratio	66.4	71.5
Expense ratio	30.4	31.1
Dividend ratio	0.5	0.5
Combined ratio	97.3%	103.1%
Combined ratio excluding catastrophes and development	92.4%	92.6%

Rate	5%	7%
Renewal premium change	8	11
Retention	86	82
New business	$1,009	$843
2022 Compared with 2021
Gross written premiums for Commercial increased $725 million in 2022 as compared with 2021 driven by higher new business and retention. Net written premiums for Commercial increased $598 million in 2022 as compared with 2021. The prior period included a one-time written premium catch-up resulting from the addition of a quota share treaty to our property reinsurance program. Excluding the impact of the prior period written premium catch-up, net written premiums increased $486 million in 2022 as compared with 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $72 million in 2022 as compared with 2021, driven by lower catastrophe losses and improved non-catastrophe underwriting results partially offset by lower net investment income driven by limited partnerships and common stock results.
The combined ratio of 97.3% improved 5.8 points in 2022 as compared with 2021 primarily due to a 5.1 improvement in the loss ratio and a 0.7 point improvement in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses and higher favorable net prior year loss reserve development. Catastrophe losses were $222 million, or 5.6 points of the loss ratio, for 2022, as compared with $358 million, or 10.0 points of the loss ratio, for 2021. The combined ratio excluding catastrophes and development improved 0.2 points in 2022 as compared with 2021. The improvement in the expense ratio of 0.7 points was driven by higher net earned premiums and lower acquisition costs partially offset by an increase in underwriting expenses. The loss ratio excluding catastrophes and development increased 0.5 points primarily driven by a shift in mix of business associated with the property quota share treaty purchased during June of 2021. Our property coverages, which have a lower underlying loss ratio than most other commercial coverages, now represent a smaller proportion of net earned premiums.
Favorable net prior year loss reserve development of $43 million and $6 million was recorded in 2022 and 2021. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2022	2021
Gross case reserves	$3,156	$3,184
Gross IBNR reserves	6,239	5,706
Total gross carried claim and claim adjustment expense reserves	$9,395	$8,890
Net case reserves	$2,809	$2,850
Net IBNR reserves	5,621	5,215
Total net carried claim and claim adjustment expense reserves	$8,430	$8,065

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
The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2022	2021
Gross written premiums	$1,394	$1,297
Net written premiums	1,164	1,101
Net earned premiums	1,070	1,057
Underwriting gain	87	55
Net investment income	63	57
Core income	106	86

Other performance metrics:
Loss ratio excluding catastrophes and development	58.5%	59.0%
Effect of catastrophe impacts	2.2	2.6
Effect of development-related items	(1.2)	0.1
Loss ratio	59.5	61.7
Expense ratio	32.3	33.1
Combined ratio	91.8%	94.8%
Combined ratio excluding catastrophes and development	90.8%	92.1%

Rate	6%	13%
Renewal premium change	11	13
Retention	81	78
New business	$319	$274
2022 Compared with 2021
Gross written premiums for International increased $97 million in 2022 as compared with 2021. Excluding the effect of foreign currency exchange rates, gross written premiums increased $176 million driven by higher new business, rate and retention. Net written premiums for International increased $63 million in 2022 as compared with 2021. Excluding the effect of foreign currency exchange rates, net written premiums increased $137 million as compared with 2021. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $20 million in 2022 as compared with 2021 largely driven by improved underwriting results partially offset by an unfavorable impact from changes in foreign currency exchange rates.
The combined ratio of 91.8% improved 3.0 points in 2022 as compared with 2021 due to a 2.2 point improvement in the loss ratio and a 0.8 point improvement in the expense ratio. Catastrophe losses were $23 million, or 2.2 points of the loss ratio, for 2022, as compared with $27 million, or 2.6 points of the loss ratio, for 2021. The improvement in the expense ratio was primarily driven by lower acquisition costs.
Favorable net prior year loss reserve development of $13 million was recorded in 2022 as compared with unfavorable net prior year loss reserve development of $2 million in 2021. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2022	2021
Gross case reserves	$817	$859
Gross IBNR reserves	1,586	1,421
Total gross carried claim and claim adjustment expense reserves	$2,403	$2,280
Net case reserves	$686	$744
Net IBNR reserves	1,317	1,196
Total net carried claim and claim adjustment expense reserves	$2,003	$1,940

Life & Group
The Life & Group segment includes our run-off long term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2022	2021
Net earned premiums	$473	$491
Net investment income	804	966
Core (loss) income before income tax	(53)	105
Income tax benefit on core income	44	21
Core (loss) income	(9)	126
2022 Compared with 2021
Core results decreased $135 million in 2022 as compared with 2021 primarily due to $167 million pretax decline in net investment income from limited partnerships.
Life & Group results for 2022 include a $25 million pretax favorable impact from the reduction in long term care claim reserves and a $5 million pretax favorable impact from the reduction in structured settlement claim reserves, both resulting from the annual claim reserve reviews in the third quarter of 2022. Core income for 2021 included a $40 million pretax favorable impact from the reduction in long term care claim reserves resulting from the annual claim reserve reviews in the third quarter of 2021.

The following tables summarize policyholder reserves for Life & Group.

December 31, 2022
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,979	$10,151	$13,130
Structured settlement obligations	508	—	508
Other	9	—	9
Total	3,496	10,151	13,647
Shadow adjustments (1)	77	—	77
Ceded reserves (2)	101	—	101
Total gross reserves	$3,674	$10,151	$13,825

December 31, 2021
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$2,905	$10,012	$12,917
Structured settlement obligations	526	—	526
Other	10	—	10
Total	3,441	10,012	13,453
Shadow adjustments (1)	200	2,936	3,136
Ceded reserves (2)	113	288	401
Total gross reserves	$3,754	$13,236	$16,990
(1)    To the extent that unrealized gains on fixed maturity securities supporting long term care reserves would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss). To the extent that unrealized gains or losses on fixed maturity securities supporting structured settlements not funded by annuities would impact the reserve balance if realized, a related increase or decrease in Insurance reserves is recorded, net of tax, as a reduction or increase of net unrealized gains (losses), through Other comprehensive income (Shadow Adjustments).
(2)     Ceded reserves relate to claim or policy reserves fully reinsured in connection with a sale or exit from the underlying business. In the fourth quarter of 2022, we novated our block of legacy annuity business resulting in the reduction of all associated gross and ceded future policy benefit reserves.

Corporate & Other
Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2022	2021
Net investment income	$19	$15
Insurance claims and policyholders' benefits	76	109
Interest expense	112	112
Core loss	(183)	(204)
2022 Compared with 2021
Core loss improved $21 million for 2022 as compared with 2021 driven by favorability related to the A&EP Loss Portfolio Transfer (LPT) and the prior period recognition of a $12 million after-tax loss resulting from the legacy EWC LPT. These results were partially offset by an increase in expenses as result of continued investments in technology infrastructure and security.
The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in an after-tax benefit of $3 million in 2022 compared to an after-tax charge of $25 million in 2021, both of which have no economic impact. The A&EP LPT and EWC LPT are further discussed in Note E to the Condensed Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2022	2021
Gross case reserves	$1,428	$1,551
Gross IBNR reserves	1,321	1,266
Total gross carried claim and claim adjustment expense reserves	$2,749	$2,817
Net case reserves	$137	$146
Net IBNR reserves	202	148
Total net carried claim and claim adjustment expense reserves	$339	$294
PENSION PLAN IMPACT ON 2023 RESULTS
We anticipate a net pension cost of approximately $12 million in 2023 as compared with a benefit of $55 million in 2022. The change is primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost will result in an unfavorable impact on our expense ratio in 2023.
Our legacy pension plan is further discussed in Note I to the Condensed Financial Statements included under Item 8.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2022	2021
Fixed income securities:
Taxable fixed income securities	$1,585	$1,439
Tax-exempt fixed income securities	244	311
Total fixed income securities	1,829	1,750
Limited partnership and common stock investments	(31)	402
Other, net of investment expense	7	7
Net investment income	$1,805	$2,159

Effective income yield for the fixed income securities portfolio	4.4%	4.3%
Limited partnership and common stock return	(1.4)%	22.3%
Net investment income decreased $354 million in 2022 as compared with 2021 driven by unfavorable limited partnership and common stock results partially offset by higher income from fixed income securities.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Years ended December 31
(In millions)	2022	2021
Fixed maturity securities (1):
Corporate bonds and other	$(89)	$134
States, municipalities and political subdivisions	26	—
Asset-backed	(34)	(38)
Total fixed maturity securities	(97)	96
Non-redeemable preferred stock	(116)	4
Derivatives, short term and other	22	10
Mortgage loans	(8)	10
Net investment (losses) gains	(199)	120
Income tax benefit (expense) on net investment gains (losses)	45	(24)
Net investment (losses) gains, after tax	$(154)	$96
(1) Excludes the loss in 2022 on the assets supporting the funds withheld liability, which is reflected in the Derivatives, short term and other line.
Pretax net investment results decreased $319 million for 2022 as compared with 2021 driven by net losses on fixed maturity securities and the unfavorable change in fair value of non-redeemable preferred stock.
Additionally, Derivatives, short term and other for 2022 includes an $18 million non-economic net gain related to the coinsurance agreement on our legacy annuity business in our Life & Group segment and the associated funds withheld embedded derivative, which was novated in 2022.
Further information on our investment gains and losses as well as on our derivative financial instruments is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2022		2021
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,419	$(336)	$2,600	$42
AAA	2,398	(208)	3,784	360
AA	6,342	(663)	7,665	823
A	9,043	(531)	9,511	1,087
BBB	15,651	(1,447)	18,458	2,043
Non-investment grade	1,774	(219)	2,362	91
Total	$37,627	$(3,404)	$44,380	$4,446
As of December 31, 2022 and 2021, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.3 billion and $1.7 billion of prefunded municipal bonds as of December 31, 2022 and 2021.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,355	$337
AAA	1,559	298
AA	4,327	817
A	6,615	749
BBB	13,226	1,621
Non-investment grade	1,429	234
Total	$29,511	$4,056
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$774	$16
Due after one year through five years	7,799	539
Due after five years through ten years	10,367	1,515
Due after ten years	10,571	1,986
Total	$29,511	$4,056

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

December 31	2022		2021
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$14,511	9.9	$18,458	9.2
Other investments	25,445	4.7	28,915	4.9
Total	$39,956	6.6	$47,373	6.6
The effective duration of Investments supporting Life & Group liabilities at December 31, 2022 lengthened as compared with December 31, 2021, reflecting strategic repositioning to capitalize on higher rates and reduce reinvestment risk.
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
For 2022, net cash provided by operating activities was $2,502 million as compared with $1,997 million for 2021. The increase in cash provided by operating activities was driven by the prior year payment of the EWC LPT premium. The EWC LPT is further discussed in Note E to the Consolidated Financial Statements included under Part II, Item 8.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For 2022, net cash used by investing activities was $1,512 million as compared with $1,228 million for 2021. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For 2022, net cash used by financing activities was $1,032 million as compared with $648 million for 2021. Financing activities for the periods presented include:
•In 2022, we paid dividends of $982 million and repurchased 890,000 shares of our common stock at an aggregate cost of $39 million.
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
CCC paid dividends of $990 million and $880 million to CNAF during 2022 and 2021.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Common Stock Dividends
Cash dividends of $3.60 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid in 2022. On February 3, 2023, our Board of Directors declared a quarterly cash dividend of $0.42 per share and a special cash dividend of $1.20 per share, payable March 9, 2023 to stockholders of record on February 21, 2023. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2022
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,191	$350	$697	$1,091	$1,053
Lease obligations (2)	261	39	59	45	118
Claim and claim adjustment expense reserves (3)	26,151	6,239	7,139	3,596	9,177
Future policy benefit reserves (4)	25,478	(318)	169	979	24,648
Total (5)	$55,081	$6,310	$8,064	$5,711	$34,996
(1)    Includes estimated future interest payments.
(2)    The lease obligations reflected above are not discounted.
(3)    The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2022. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(4)    The Future policy benefit reserves reflected above are not discounted and represent our estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on our assessment of facts and circumstances known as of December 31, 2022. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(5)    Does not include investment commitments of approximately $1,455 million related to future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities.
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

December 31, 2022	Insurer Financial Strength Ratings	Senior Debt Ratings
A.M. Best	A	bbb+
Moody's	A2	Baa2
S&P	A+	A-
Fitch	A+	BBB+
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

ACCOUNTING STANDARDS UPDATE
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes the long term care business. The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021.
The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than CNA’s expected investment portfolio yield. This will be partially offset by the de-recognition of Shadow Adjustments associated with long-duration contracts. The Company expects the net impact of these changes will be a decrease of approximately $2.3 billion in Accumulated other comprehensive income (AOCI) as of the transition date of January 1, 2021. To illustrate the sensitivity of this adjustment, had the Company used interest rates in effect as of December 31, 2022 in its calculation, the transition impact to AOCI would have been a decrease of approximately $250 million.
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
For a discussion of Accounting Standards, see Note A to the Consolidated Financial Statements included under Item 8.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we conduct; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statements. These risks and uncertainties are addressed in Part I, Item IA Risk Factors and include, but are not limited to, the following:
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
•product and policy availability and demand and market responses, including the level of ability to obtain rate increases;
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
Regulatory and Legal Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, which are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cyber security protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
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
Impact of Natural and Man-Made Disasters and Mass Tort Claims
•weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes, tornados and earthquakes, as well as climate change, including effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, wildfires, rain, hail and snow;
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
•the occurrence of epidemics and pandemics; and

•mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint, PFAS and opioids; and claims arising from changes that repeal or weaken tort reforms, such as those related to abuse reviver statutes.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2022 and 2021 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2022 and 2021, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2022 and 2021, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. For our limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of our portfolio and indices with similar strategies relative to the S&P 500.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2022 and 2021 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2022		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$37,627	$(2,603)	$(266)	$—
Equity securities	674	(18)	—	(18)
Limited partnership investments	1,926	—	—	(77)
Other invested assets	78	—	(7)	—
Mortgage loans (2)	973	(38)	—	—
Short term investments	1,832	(2)	(21)	—
Total assets	43,110	(2,661)	(294)	(95)
Derivative financial instruments, included in Other liabilities	(1)	—	1	—
Total	$43,109	$(2,661)	$(293)	$(95)
Short term debt (3)	$248	$(2)	$—	$—
Long term debt (3)	2,349	(92)	—	—
Total debt	$2,597	$(94)	$—	$—

December 31, 2021		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,380	$(3,061)	$(265)	$—
Equity securities	1,035	(28)	(1)	(27)
Limited partnership investments	1,859	—	—	(74)
Other invested assets	91	—	(8)	—
Mortgage loans (2)	1,018	(44)	—	—
Short term investments	1,990	(3)	(19)	—
Total assets	50,373	(3,136)	(293)	(101)
Derivative financial instruments, included in Other liabilities	(12)	35	—	—
Total	$50,361	$(3,101)	$(293)	$(101)
Short term debt (3)	$—	$—	$—	$—
Long term debt (3)	2,978	(134)	—	—
Total debt	$2,978	$(134)	$—	$—
(1)    Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.
(2)    Reported at amortized value, less allowance for uncollectible receivables, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(3)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2022 and 2021 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2022		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$37,627	$(3,902)	$(532)	$—
Equity securities	674	(26)	—	(46)
Limited partnership investments	1,926	—	—	(193)
Other invested assets	78	—	(14)	—
Mortgage loans (2)	973	(57)	—	—
Short term investments	1,832	(3)	(41)	—
Total assets	43,110	(3,988)	(587)	(239)
Derivative financial instruments, included in Other liabilities	(1)	—	2	—
Total	$43,109	$(3,988)	$(585)	$(239)
Short term debt (3)	$248	$(3)	$—	$—
Long term debt (3)	2,349	(138)	—	—
Total debt	$2,597	$(141)	$—	$—

December 31, 2021		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities (1)	$44,380	$(4,590)	$(530)	$—
Equity securities	1,035	(42)	(1)	(66)
Limited partnership investments	1,859	—	—	(186)
Other invested assets	91	—	(17)	—
Mortgage loans (2)	1,018	(65)	—	—
Short term investments	1,990	(4)	(37)	—
Total assets	50,373	(4,701)	(585)	(252)
Derivative financial instruments, included in Other liabilities	(12)	53	—	—
Total	$50,361	$(4,648)	$(585)	$(252)
Short term debt (3)	$—	$—	$—	$—
Long term debt (3)	2,978	(202)	—	—
Total debt	$2,978	$(202)	$—	$—
(1)    Shadow Adjustments related to Life & Group reserves would reduce the impact of the decrease in fixed maturity securities.
(2)    Reported at amortized value, less allowance for uncollectible receivables, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(3)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2022	2021	2020
Revenues
Net earned premiums	$8,667	$8,175	$7,649
Net investment income	1,805	2,159	1,935
Net investment (losses) gains	(199)	120	(54)
Non-insurance warranty revenue	1,574	1,430	1,252
Other revenues	32	24	26
Total revenues	11,879	11,908	10,808
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits	6,386	6,349	6,170
Amortization of deferred acquisition costs	1,490	1,443	1,410
Non-insurance warranty expense	1,471	1,328	1,159
Other operating expenses	1,339	1,191	1,126
Interest	112	113	122
Total claims, benefits and expenses	10,798	10,424	9,987
Income before income tax	1,081	1,484	821
Income tax expense	(187)	(282)	(131)
Net income	$894	$1,202	$690

Basic earnings per share	$3.29	$4.42	$2.54

Diluted earnings per share	$3.28	$4.41	$2.53

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.8	271.6
Diluted	272.5	272.8	272.4
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31
(In millions)	2022	2021	2020
Comprehensive (Loss) Income
Net income	$894	$1,202	$690
Other Comprehensive (Loss) Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(5)	(2)	—
Net unrealized gains and losses on other investments	(3,777)	(706)	720
Net unrealized gains and losses on investments	(3,782)	(708)	720
Foreign currency translation adjustment	(108)	(19)	47
Pension and postretirement benefits	13	244	(15)
Other comprehensive (loss) income, net of tax	(3,877)	(483)	752
Total comprehensive (loss) income	$(2,983)	$719	$1,442
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2022	2021
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $41,032 and $39,952, less allowance for credit loss of $1 and $18)	$37,627	$44,380
Equity securities at fair value (cost of $703 and $964)	674	1,035
Limited partnership investments	1,926	1,859
Other invested assets	78	91
Mortgage loans (less allowance for uncollectible receivables of $24 and $16)	1,040	973
Short term investments	1,832	1,990
Total investments	43,177	50,328
Cash	475	536
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	5,416	5,463
Insurance receivables (less allowance for uncollectible receivables of $29 and $29)	3,158	2,945
Accrued investment income	402	377
Deferred acquisition costs	806	737
Deferred income taxes	1,178	142
Property and equipment at cost (less accumulated depreciation of $280 and $255)	226	226
Goodwill	144	148
Deferred non-insurance warranty acquisition expense	3,671	3,476
Other assets (includes $18 and $ - due from Loews Corporation)	2,274	2,261
Total assets	$60,927	$66,639
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$25,099	$24,174
Unearned premiums	6,374	5,761
Future policy benefits	10,151	13,236
Short term debt	243	—
Long term debt	2,538	2,779
Deferred non-insurance warranty revenue	4,714	4,503
Other liabilities (includes $26 and $56 due to Loews Corporation)	2,983	3,377
Total liabilities	52,102	53,830
Commitments and contingencies (Notes B and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,895,902 and 271,363,999 shares outstanding)	683	683
Additional paid-in capital	2,220	2,215
Retained earnings	9,572	9,663
Accumulated other comprehensive (loss) income	(3,557)	320
Treasury stock (2,144,341 and 1,676,244 shares), at cost	(93)	(72)
Total stockholders’ equity	8,825	12,809
Total liabilities and stockholders' equity	$60,927	$66,639
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$894	$1,202	$690
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(34)	47	(49)
Trading portfolio activity	6	20	(5)
Net investment losses (gains)	199	(120)	54
Equity method investees	250	(127)	(8)
Net amortization of investments	(129)	(81)	(67)
Depreciation and amortization	51	54	60
Changes in:
Receivables, net	(226)	(1,358)	(409)
Accrued investment income	(29)	3	16
Deferred acquisition costs	(79)	(30)	(43)
Insurance reserves	1,791	2,463	1,681
Other, net	(192)	(76)	(145)
Net cash flows provided by operating activities	2,502	1,997	1,775
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	5,909	3,816	5,904
Fixed maturity securities - maturities, calls and redemptions	2,358	4,464	3,760
Equity securities	509	316	355
Limited partnerships	138	246	373
Mortgage loans	125	190	74
Purchases:
Fixed maturity securities	(9,821)	(9,307)	(10,269)
Equity securities	(294)	(304)	(452)
Limited partnerships	(337)	(440)	(224)
Mortgage loans	(200)	(95)	(172)
Change in other investments	8	(6)	(8)
Change in short term investments	155	(83)	(39)
Purchases of property and equipment	(52)	(26)	(23)
Other, net	(10)	1	16
Net cash flows used by investing activities	(1,512)	(1,228)	(705)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(982)	(621)	(950)
Proceeds from the issuance of debt	—	—	495
Repayment of debt	—	—	(419)
Purchase of treasury stock	(39)	(18)	(18)
Other, net	(11)	(9)	(10)
Net cash flows used by financing activities	(1,032)	(648)	(902)
Effect of foreign exchange rate changes on cash	(19)	(4)	9
Net change in cash	(61)	117	177
Cash, beginning of year	536	419	242
Cash, end of period	$475	$536	$419
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2022	2021	2020
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,215	2,211	2,203
Stock-based compensation	5	4	8
Balance, end of year	2,220	2,215	2,211
Retained Earnings
Balance, beginning of year, as previously reported	9,663	9,081	9,348
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	(5)
Balance, beginning of year, as adjusted	9,663	9,081	9,343
Dividends to common stockholders ($3.60, $2.27, and $3.48 per share)	(985)	(620)	(952)
Net income	894	1,202	690
Balance, end of year	9,572	9,663	9,081
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year, as previously reported	320	803	51
Other comprehensive (loss) income	(3,877)	(483)	752
Balance, end of year	(3,557)	320	803
Treasury Stock
Balance, beginning of year	(72)	(71)	(70)
Stock-based compensation	18	17	17
Purchase of treasury stock	(39)	(18)	(18)
Balance, end of year	(93)	(72)	(71)
Total stockholders' equity	$8,825	$12,809	$12,707
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2022.
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
Accounting Standards Updates (ASU) Pending Adoption
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes the long term care business. Entities will be required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in Other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted, and may be applied using either a modified retrospective transition method or a full retrospective transition method. Financial statements for prior periods presented shall be adjusted to reflect the effects of applying the new accounting guidance.
The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The Company will use a published spot rate curve constructed from A+, A and A- rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities, to calculate discount rates. The Company will group its long-duration contracts into calendar year cohorts based on the contract issue date.
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
In December 2022, the FASB issued ASU 2022-05, Financial Services-Insurance (Topic 944): Transition for Sold Contracts. This guidance permits companies to make an election to exclude from the scope of ASU 2018-12 any insurance contracts that have been de-recognized prior to the effective date of ASU 2018-12, assuming that the company has no significant continuing involvement with the de-recognized contracts. In the fourth quarter of 2022, the Company novated its block of legacy annuity business, which was fully-ceded prior to novation. The Company plans to elect the ASU 2022-05 transition relief, and will exclude the novated legacy annuity business from the scope of ASU 2018-12.
The Company continues to make progress on its implementation activities and is in the process of reviewing restated results, and finalizing updates to internal controls associated with adoption of the new guidance.
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.1 billion as of December 31, 2022 and 2021. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.4% as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the discounted reserves for unfunded structured settlements were $485 million and $503 million, net of discount of $590 million and $621 million. For the years ended December 31, 2022, 2021 and 2020, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $36 million, $36 million and $35 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2022 and 2021, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2022 and 2021, the discounted reserves for workers’ compensation lifetime claim reserves were $211 million and $228 million, net of discount of $93 million and $97 million. For the years ended December 31, 2022, 2021 and 2020, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $9 million, $12 million and $15 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
Long term care claim reserves for policyholders that are currently receiving benefits are calculated using mortality and morbidity assumptions based on Company and industry experience. These long term care claim reserves are discounted at a weighted average interest rate of 5.9% and 5.8% as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, such discounted reserves totaled $2.8 billion and $2.7 billion, net of discount of $450 million and $428 million.
Future policy benefit reserves: Future policy benefit reserves represent the active life reserves related to the Company's long term care policies for policyholders that are not currently receiving benefits and are computed using the net level premium method, which incorporates actuarial assumptions as to morbidity, persistency, inclusive of mortality, discount rate, future premium rate adjustments and expenses. Expense assumptions primarily relate to claim adjudication. These assumptions are locked in over the life of the policy; however if a premium deficiency emerges, the assumptions are unlocked and the future policy benefit reserves are increased. The September 30, 2022 gross premium valuation (GPV) indicated that recorded reserves included a margin of approximately $125 million. Long term care active life reserves for policy holders not currently receiving benefits are discounted at a weighted average interest rate of 5.3% as of December 31, 2022 and 2021.
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
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the liability balances were $74 million and $79 million.
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
Policyholder dividends: Policyholder dividends are paid to participating policyholders within the workers' compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2%, 1% and 1% of total net written premiums for each of the years ended December 31, 2022, 2021 and 2020. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
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
To the extent that unrealized gains on fixed maturity securities supporting long term care reserves would result in a premium deficiency if realized, a related increase in Insurance reserves is recorded, net of tax, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss). To the extent that unrealized gains or losses on fixed maturity securities supporting structured settlements not funded by annuities would impact the reserve balance if realized, a related increase or decrease in Insurance reserves is recorded, net of tax, as a reduction or increase of net unrealized gains (losses), through Other comprehensive income (Shadow Adjustments). Shadow Adjustments, net of tax, decreased $2,416 million and $296 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, net unrealized gains on investments included in AOCI were correspondingly reduced by Shadow Adjustments of $61 million and $2,477 million, respectively.
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
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains (losses) of $(22) million, less than $(1) million and $13 million were included in determining Net income for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2022, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
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
For each of the years ended December 31, 2022, 2021 and 2020, approximately 1 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
Supplementary Cash Flow Information
Cash payments made for interest were $109 million, $110 million and $124 million for the years ended December 31, 2022, 2021 and 2020. Cash payments made for income taxes were $277 million, $278 million and $108 million for the years ended December 31, 2022, 2021 and 2020.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2022	2021	2020
Fixed maturity securities	$1,787	$1,707	$1,728
Equity securities	23	83	65
Limited partnership investments	(12)	362	121
Mortgage loans	54	61	57
Short term investments	16	1	9
Trading portfolio	4	9	18
Other	5	—	1
Gross investment income	1,877	2,223	1,999
Investment expense	(72)	(64)	(64)
Net investment income	$1,805	$2,159	$1,935
Net investment income (loss) recognized due to the change in fair value of common stock held as of December 31, 2022, 2021 and 2020	$47	$28	$34
As of December 31, 2022 and 2021, the Company held $0 and less than $1 million of non-income producing fixed maturity securities. As of December 31, 2022 and 2021, the Company held $7 million of non-income producing mortgage loans. As of December 31, 2022 and 2021, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2022	2021	2020
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$120	$186	$220
Gross losses	(261)	(90)	(220)
Net investment gains (losses) on fixed maturity securities	(141)	96	—
Equity securities	(116)	4	(3)
Derivatives	64	6	(10)
Mortgage loans	(8)	10	(21)
Short term investments and other	2	4	(20)
Net investment gains (losses)	$(199)	$120	$(54)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of December 31, 2022, 2021 and 2020	$(75)	$2	$(3)
Net investment gains (losses) for the year ended December 31, 2022 in the table above include an $18 million net gain related to the novation of a coinsurance agreement on the Company’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net gain of $18 million is comprised of a $62 million gain on the associated embedded derivative partially offset by a $44 million loss on fixed maturity securities supporting the funds withheld liability, transferred with the novation, to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement. Taken together, this net gain is the final recognition of changes in the valuation of the funds held assets and offsets previously recognized net investment losses on the associated embedded derivative.
Short term investments and other included a $20 million loss for the year ended December 31, 2020 related to the redemption of the Company's $400 million senior notes due August 2021.

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Years ended December 31
(In millions)	2022	2021	2020
Fixed maturity securities available-for-sale:
Corporate and other bonds	$62	$11	$87
Asset-backed	—	20	24
Impairment losses (gains) recognized in earnings	$62	$31	$111
For the years ended December 31, 2022, 2021, and 2020 the Company also recognized $8 million of losses,$10 million of gains and $21 million of losses related to mortgage loans primarily due to changes in expected credit losses.
The net change in unrealized gains on fixed maturity securities was $(7,850) million, $(1,272) million and $1,637 million for the years ended December 31, 2022, 2021 and 2020.

The following tables present a summary of fixed maturity securities.

December 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$23,137	$301	$2,009	$—	$21,429
States, municipalities and political subdivisions	8,918	338	939	—	8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447	—	2,631
Commercial mortgage-backed	1,886	4	255	—	1,635
Other asset-backed	3,287	2	361	1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government-sponsored enterprises	111	1	2	—	110
Foreign government	617	1	43	—	575
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,032	652	4,056	1	37,627
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,032	$652	$4,056	$1	$37,627

December 31, 2021	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$21,444	$2,755	$56	$11	$24,132
States, municipalities and political subdivisions	10,358	1,599	14	—	11,943
Asset-backed:
Residential mortgage-backed	2,893	71	8	—	2,956
Commercial mortgage-backed	1,987	63	19	—	2,031
Other asset-backed	2,561	54	10	7	2,598
Total asset-backed	7,441	188	37	7	7,585
U.S. Treasury and obligations of government-sponsored enterprises	132	1	3	—	130
Foreign government	570	15	2	—	583
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	39,945	4,558	112	18	44,373
Total fixed maturity securities trading	7	—	—	—	7
Total fixed maturity securities	$39,952	$4,558	$112	$18	$44,380

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,389	$48	$136	$8	$2,525	$56
States, municipalities and political subdivisions	730	14	—	—	730	14
Asset-backed:
Residential mortgage-backed	1,043	8	—	—	1,043	8
Commercial mortgage-backed	527	7	167	12	694	19
Other asset-backed	840	10	62	—	902	10
Total asset-backed	2,410	25	229	12	2,639	37
U.S. Treasury and obligations of government-sponsored enterprises	69	3	5	—	74	3
Foreign government	97	2	—	—	97	2
Total	$5,695	$92	$370	$20	$6,065	$112

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2022		December 31, 2021
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,355	$337	$898	$8
AAA	1,559	298	368	6
AA	4,327	817	875	17
A	6,615	749	1,516	23
BBB	13,226	1,621	1,812	42
Non-investment grade	1,429	234	596	16
Total	$29,511	$4,056	$6,065	$112
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2022 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectibility of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the Company considered the recent volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of December 31, 2022.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $394 million and $369 million as of December 31, 2022 and 2021 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Write-offs charged against the allowance	12	—	12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(9)	(8)
Balance as of December 31, 2022	$—	$1	$1

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2021	$23	$17	$40
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	14	—	14
Available-for-sale securities accounted for as PCD assets	5	6	11

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	7	17	24
Write-offs charged against the allowance	16	—	16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(8)	1	(7)
Balance as of December 31, 2021	$11	$7	$18

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2022		2021
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,012	$1,001	$1,603	$1,624
Due after one year through five years	9,880	9,399	10,637	11,229
Due after five years through ten years	13,788	12,453	13,294	14,338
Due after ten years	16,352	14,774	14,411	17,182
Total	$41,032	$37,627	$39,945	$44,373
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2022 and 2021 was $1,926 million and $1,859 million, which includes net undistributed earnings of $176 million and $266 million. Limited partnerships comprising 26% of the total carrying value are reported on a current basis through December 31, 2022 with no reporting lag, 5% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 76% and 68% of the carrying value as of December 31, 2022 and 2021 were invested in private debt and equity. Limited partnerships comprising 24% and 32% of the carrying value as of December 31, 2022 and 2021 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.
The ten largest limited partnership positions held totaled $633 million and $665 million as of December 31, 2022 and 2021. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity as of December 31, 2022 and 2021, and the related income reflected on the Consolidated Statements of Operations represents approximately 2% of the changes in aggregate partnership equity for the years ended December 31, 2022, 2021 and 2020.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2022 and 2021.
There was less than $1 million of cash collateral provided by the Company and no cash collateral received from counterparties as of December 31, 2022. There was no cash collateral provided by the Company or cash collateral received from counterparties as of December 31, 2021.
As of December 31, 2021, the Company held an embedded derivative on a funds withheld liability related to a coinsurance agreement on its legacy annuity business. The embedded derivative had a notional value of $270 million and a fair value of $(12) million as of December 31, 2021 and was accounted for separately and reported with the funds withheld liability in Other liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2022, the Company novated the coinsurance agreement resulting in the transfer of $224 million of fixed maturity securities, $4 million of short term investments and $2 million of accrued investment income in settlement of the $216 million funds withheld liability and associated $14 million embedded derivative.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of December 31, 2022, the Company had commitments to purchase or fund approximately $1,455 million and sell approximately $60 million under the terms of these investments.
Investments on Deposit
Cash and securities with carrying values of approximately $2.8 billion and $3.0 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2022 and 2021.
Cash and securities with carrying values of approximately $0.9 billion and $1.2 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2022 and 2021.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination.

December 31, 2022	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2022	2021	2020	2019	2018	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$9	$13	$112	$41	$53	$255	$483
LTV 55% to 65%	13	—	—	—	—	—	13
LTV greater than 65%	18	11	—	—	—	—	29
DSCR 1.2x - 1.6x
LTV less than 55%	5	49	18	43	10	37	162
LTV 55% to 65%	86	—	20	—	—	8	114
LTV greater than 65%	15	—	—	—	—	—	15
DSCR ≤1.2
LTV less than 55%	35	—	—	57	—	—	92
LTV 55% to 65%	41	21	—	38	—	—	100
LTV greater than 65%	27	—	—	22	—	7	56
Total	$249	$94	$150	$201	$63	$307	$1,064
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of December 31, 2022, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

December 31, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions	—	8,274	43	8,317
Asset-backed	—	6,405	788	7,193
Total fixed maturity securities	120	35,866	1,641	37,627
Equity securities:
Common stock	150	—	35	185
Non-redeemable preferred stock	54	435	—	489
Total equity securities	204	435	35	674
Short term and other	1,608	71	—	1,679
Total assets	$1,932	$36,372	$1,676	$39,980
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2021				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$140	$23,775	$937	$24,852
States, municipalities and political subdivisions	—	11,887	56	11,943
Asset-backed	—	7,029	556	7,585
Total fixed maturity securities	140	42,691	1,549	44,380
Equity securities:
Common stock	220	—	13	233
Non-redeemable preferred stock	65	721	16	802
Total equity securities	285	721	29	1,035
Short term and other	1,798	74	—	1,872
Total assets	$2,223	$43,486	$1,578	$47,287
Liabilities
Other liabilities	$—	$12	$—	$12
Total liabilities	$—	$12	$—	$12

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	9	(6)	1
Reported in Net investment income	1	—	16	(3)	14
Reported in Other comprehensive income (loss)	(184)	(13)	(126)	—	(323)
Total realized and unrealized investment gains (losses)	(185)	(13)	(101)	(9)	(308)
Purchases	137	—	424	19	580
Sales	(5)	—	(2)	(3)	(10)
Settlements	(84)	—	(70)	9	(145)
Transfers into Level 3	10	—	75	—	85
Transfers out of Level 3	—	—	(94)	(10)	(104)
Balance as of December 31, 2022	$810	$43	$788	$35	$1,676
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(4)	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2022 recognized in Other comprehensive income (loss) in the period	(183)	(13)	(125)	—	(321)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2021	$770	$46	$308	$27	$1,151
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(10)	—	—	(2)	(12)
Reported in Net investment income	—	—	7	2	9
Reported in Other comprehensive income (loss)	(32)	(1)	(10)	—	(43)
Total realized and unrealized investment gains (losses)	(42)	(1)	(3)	—	(46)
Purchases	312	12	287	1	612
Sales	(3)	—	(9)	(20)	(32)
Settlements	(68)	(1)	(61)	—	(130)
Transfers into Level 3	20	—	109	21	150
Transfers out of Level 3	(52)	—	(75)	—	(127)
Balance as of December 31, 2021	$937	$56	$556	$29	$1,578
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2021 recognized in Net income (loss) in the period	$—	$—	$—	$(2)	$(2)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2021 recognized in Other comprehensive income (loss) in the period	(32)	(1)	(11)	—	(44)
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
Short Term and Other Invested Assets
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes non-U.S. government securities for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Consolidated Balance Sheets because certain short term investments, such as time deposits, are not measured at fair value.
As of December 31, 2022 and December 31, 2021, there were $72 million and $74 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Other Liabilities
Level 2 securities include currency forwards valued using observable market forward rates. As of December 31, 2021, Level 2 also included the embedded derivative on funds withheld liability which was valued based on the unrealized gain or loss position of the assets supporting the funds withheld liability, which were fixed maturity securities primarily valued with observable inputs.

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

December 31, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1% - 8% (2%)

December 31, 2021	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,225	Discounted cash flow	Credit spread	1% - 7% (2%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,040	$—	$—	$973	$973
Liabilities
Short term debt	$243	$—	$248	$—	$248
Long term debt	2,538	—	2,349	—	2,349

December 31, 2021	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$973	$—	$—	$1,018	$1,018
Liabilities
Short term debt	$—	$—	$—	$—	$—
Long term debt	2,779	—	2,978	—	2,978
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
For the years ended December 31, 2022, 2021 and 2020, the Company paid $254 million, $238 million and $65 million to Loews related to federal income taxes.
For 2020 through 2022, Loews and the Company participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2020 and 2021, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2022 and 2021, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2022, 2021 and 2020 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2022 or 2021.
The following table presents a reconciliation between the Company's income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2022	2021	2020
Income tax expense at statutory rates	$(227)	$(312)	$(172)
Tax benefit from tax exempt income	41	51	52
Foreign taxes and credits	15	(3)	2
State income tax expense	(10)	(13)	(6)
Other tax expense	(6)	(5)	(7)
Income tax expense	$(187)	$(282)	$(131)
As of December 31, 2022, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2022	2021	2020
Current tax expense	$(221)	$(235)	$(180)
Deferred tax benefit (expense)	34	(47)	49
Total income tax expense	$(187)	$(282)	$(131)
Total income tax presented above includes foreign tax expense of approximately $1 million, $18 million and $16 million related to pretax income from foreign operations of approximately $141 million, $124 million and $45 million for the years ended December 31, 2022, 2021 and 2020. Foreign tax expense for the year ended December 31, 2022 includes a $10 million tax benefit for the revaluation of net deferred tax assets related to a United Kingdom (U.K.) tax rate change.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2022	2021
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$188	$173
Unearned premium reserves	190	193
Deferred Revenue	64	64
Employee benefits	35	46
Deferred retroactive reinsurance benefit	89	90
Net unrealized losses	706	—
Other assets	116	88
Gross deferred tax assets	1,388	654
Deferred Tax Liabilities:
Investment valuation differences	59	93
Deferred acquisition costs	113	99
Net unrealized gains	—	272
Software and hardware	21	27
Other liabilities	17	21
Gross deferred tax liabilities	210	512
Net deferred tax asset	$1,178	$142
As of December 31, 2022, the CNA Tax Group had no loss carryforwards and no tax credit carryforward. The foreign operations had loss carryforwards of $205 million, which have no expiration. The foreign operations had a tax credit carryforward of $6 million, which has no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2022 or 2021.

Note E. Claim and Claim Adjustment Expense Reserves and Future Policy Benefit Reserves
Property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including IBNR claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, including inflation, social inflation and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as long term care, workers' compensation, general liability and professional liability claims. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the Company's ultimate cost for insurance losses will not exceed current estimates.
Liability for Unpaid Claim and Claim Adjustment Expenses
The table below reconciles the net liability for unpaid claim and claim adjustment expenses to the amount presented on the Consolidated Balance Sheets.

As of December 31
(In millions)	2022
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$5,563
Commercial	8,430
International	2,003
Life & Group (1)	3,573
Corporate & Other	339
Total net claim and claim adjustment expenses	19,908
Reinsurance receivables: (2)
Specialty	1,315
Commercial	965
International	400
Life & Group	101
Corporate & Other (3)	2,410
Total reinsurance receivables	5,191
Total gross liability for unpaid claim and claim adjustment expenses	$25,099
(1) The Life & Group segment amounts are primarily related to long term care claim reserves for policyholders on claim, but also include amounts related to unfunded structured settlements arising from short-duration contracts. Long term care policies are long-duration contracts.
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

As of or for the years ended December 31
(In millions)	2022	2021	2020
Reserves, beginning of year:
Gross	$24,174	$22,706	$21,720
Ceded	4,969	4,005	3,835
Net reserves, beginning of year	19,205	18,701	17,885
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	—	(632)	—
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,243	5,970	5,793
Increase (decrease) in provision for insured events of prior years	(187)	(104)	(119)
Amortization of discount	170	174	183
Total net incurred (1)	6,226	6,040	5,857
Net payments attributable to:
Current year events	(913)	(1,014)	(948)
Prior year events	(4,348)	(3,830)	(4,216)
Total net payments	(5,261)	(4,844)	(5,164)
Foreign currency translation adjustment and other	(262)	(60)	123
Net reserves, end of year	19,908	19,205	18,701
Ceded reserves, end of year	5,191	4,969	4,005
Gross reserves, end of year	$25,099	$24,174	$22,706
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

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,529	$3,156	$817	$3,457	$1,428	$10,387
Gross IBNR Reserves	5,349	6,239	1,586	217	1,321	14,712
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,878	$9,395	$2,403	$3,674	$2,749	$25,099
Net Case Reserves	$1,310	$2,809	$686	$3,377	$137	$8,319
Net IBNR Reserves	4,253	5,621	1,317	196	202	11,589
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,563	$8,430	$2,003	$3,573	$339	$19,908

December 31, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,578	$3,184	$859	$3,383	$1,551	$10,555
Gross IBNR Reserves	4,855	5,706	1,421	371	1,266	13,619
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,433	$8,890	$2,280	$3,754	$2,817	$24,174
Net Case Reserves	$1,338	$2,850	$744	$3,291	$146	$8,369
Net IBNR Reserves	3,927	5,215	1,196	350	148	10,836
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,265	$8,065	$1,940	$3,641	$294	$19,205
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2022	2021	2020
Pretax (favorable) unfavorable development:
Specialty	$(40)	$(45)	$(61)
Commercial	(43)	(6)	(7)
International	(13)	2	(2)
Corporate & Other	64	60	50
Total pretax (favorable) unfavorable development	$(32)	$11	$(20)
Unfavorable development of $64 million was recorded within the Corporate & Other segment for the year ended December 31, 2022 largely associated with legacy mass tort abuse claims, including the Diocese of Rochester proposed settlement. Unfavorable development of $60 million and $50 million was recorded within the Corporate & Other segment for the years ended December 31, 2021 and 2020 due to legacy mass tort exposures, primarily related to abuse.

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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2021 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2022 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2022	2021	2020
Pretax (favorable) unfavorable development:
Medical Professional Liability	$18	$23	$35
Other Professional Liability and Management Liability	50	24	(15)
Surety	(83)	(73)	(69)
Warranty	(21)	(14)	(7)
Other	(4)	(5)	(5)
Total pretax (favorable) unfavorable development	$(40)	$(45)	$(61)
2022
Unfavorable development in medical professional liability was due to higher than expected large loss activity in multiple accident years.
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber and professional errors and omissions (E&O) businesses in multiple accident years.
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
Favorable development in surety was due to lower than expected frequency and lack of systemic loss activity for accident years 2019 and prior

Specialty - Line of Business Composition
The table below provides the line of business composition of the net liability for unpaid claim and claim adjustment expenses for the Specialty segment.

As of December 31
(In millions)	2022
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,526
Other Professional Liability and Management Liability	3,514
Surety	396
Warranty	50
Other	77
Total net liability for unpaid claim and claim adjustment expenses	$5,563

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$462	$479	$500	$513	$525	$535	$545	$531	$530	$530	$5	19,587
2014		450	489	537	530	535	529	527	524	527	12	19,818
2015			433	499	510	494	488	510	501	498	22	18,203
2016				427	487	485	499	508	510	508	12	16,136
2017					412	449	458	460	455	460	30	15,288
2018						404	429	431	448	470	31	15,163
2019							430	445	458	471	101	14,189
2020								477	476	455	226	10,679
2021									377	376	259	8,801
2022										329	290	6,717
									Total	$4,624	$988
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$17	$119	$255	$355	$414	$462	$495	$508	$512	$517
2014		23	136	258	359	417	472	489	497	504
2015			22	101	230	313	384	420	444	458
2016				18	121	246	339	401	436	460
2017					19	107	235	308	355	388
2018						21	115	211	290	349
2019							17	91	183	280
2020								11	61	139
2021									11	49
2022										10
									Total	$3,154
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,470
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										25
Liability for unallocated claim adjustment expenses for accident years presented										31
Total net liability for unpaid claim and claim adjustment expenses										$1,526

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total
Accident Year
2013	$17	$21	$13	$12	$10	$10	$(14)	$(1)	$—	$68
2014		39	48	(7)	5	(6)	(2)	(3)	3	77
2015			66	11	(16)	(6)	22	(9)	(3)	65
2016				60	(2)	14	9	2	(2)	81
2017					37	9	2	(5)	5	48
2018						25	2	17	22	66
2019							15	13	13	41
2020								(1)	(21)	(22)
2021									(1)	(1)
Total net development for the accident years presented above							34	13	16
Total net development for accident years prior to 2013							1	3	(3)
Total unallocated claim adjustment expense development							—	7	5
Total							$35	$23	$18
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$884	$894	$926	$885	$866	$863	$850	$846	$833	$829	$21	17,953
2014		878	898	885	831	835	854	845	841	842	29	17,583
2015			888	892	877	832	807	813	836	855	30	17,452
2016				901	900	900	904	907	891	888	57	17,976
2017					847	845	813	791	775	758	107	18,181
2018						850	864	869	906	923	142	19,995
2019							837	845	856	876	173	19,447
2020								930	944	951	408	19,333
2021									1,037	1,038	706	17,983
2022										1,120	1,000	15,327
									Total	$9,080	$2,673
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$54	$249	$447	$618	$702	$754	$771	$779	$787	$791
2014		51	223	392	515	647	707	743	787	802
2015			60	234	404	542	612	677	725	794
2016				64	248	466	625	701	736	784
2017					57	222	394	498	557	596
2018						54	282	473	599	706
2019							64	263	422	567
2020								67	248	400
2021									58	217
2022										64
									Total	$5,721
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,359
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										99
Liability for unallocated claim adjustment expenses for accident years presented										56
Total net liability for unpaid claim and claim adjustment expenses										$3,514
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total
Accident Year
2013	$10	$32	$(41)	$(19)	$(3)	$(13)	$(4)	$(13)	$(4)	$(55)
2014		20	(13)	(54)	4	19	(9)	(4)	1	(36)
2015			4	(15)	(45)	(25)	6	23	19	(33)
2016				(1)	—	4	3	(16)	(3)	(13)
2017					(2)	(32)	(22)	(16)	(17)	(89)
2018						14	5	37	17	73
2019							8	11	20	39
2020								14	7	21
2021									1	1
Total net development for the accident years presented above							(13)	36	41
Total net development for accident years prior to 2013							(2)	(14)	9
Total unallocated claim adjustment expense development							—	2	—
Total							$(15)	$24	$50
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$120	$121	$115	$106	$91	$87	$83	$82	$82	$82	$2	5,092
2014		123	124	94	69	60	45	45	43	42	3	5,127
2015			131	131	104	79	63	58	53	45	1	5,074
2016				124	124	109	84	67	64	58	5	5,544
2017					120	115	103	84	71	66	4	5,855
2018						114	108	91	62	56	16	6,196
2019							119	112	98	87	21	6,033
2020								128	119	81	51	4,452
2021									137	129	105	4,168
2022										155	143	2,772
									Total	$801	$351
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$16	$40	$69	$78	$78	$78	$77	$78	$79	$79
2014		7	30	38	36	38	38	39	39	38
2015			7	26	38	40	42	44	42	42
2016				5	37	45	45	43	43	41
2017					23	37	41	46	49	62
2018						5	25	34	39	40
2019							12	34	44	59
2020								4	20	28
2021									5	20
2022										12
									Total	$421
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$380
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										(4)
Liability for unallocated claim adjustment expenses for accident years presented										20
Total net liability for unpaid claim and claim adjustment expenses										$396
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total
Accident Year
2013	$1	$(6)	$(9)	$(15)	$(4)	$(4)	$(1)	$—	$—	$(38)
2014		1	(30)	(25)	(9)	(15)	—	(2)	(1)	(81)
2015			—	(27)	(25)	(16)	(5)	(5)	(8)	(86)
2016				—	(15)	(25)	(17)	(3)	(6)	(66)
2017					(5)	(12)	(19)	(13)	(5)	(54)
2018						(6)	(17)	(29)	(6)	(58)
2019							(7)	(14)	(11)	(32)
2020								(9)	(38)	(47)
2021									(8)	(8)
Total net development for the accident years presented above							(66)	(75)	(83)
Total net development for accident years prior to 2013							(3)	2	—
Total unallocated claim adjustment expense development							—	—	—
Total							$(69)	$(73)	$(83)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2022	2021	2020
Pretax (favorable) unfavorable development:
Commercial Auto	$49	$53	$33
General Liability	67	15	15
Workers' Compensation	(152)	(82)	(96)
Property and Other	(7)	8	41
Total pretax (favorable) unfavorable development	$(43)	$(6)	$(7)
2022
Unfavorable development in commercial auto and general liability was due to higher than expected claim severity across multiple accident years.
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
2020
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company's middle market and construction businesses in recent accident years.
Unfavorable development in general liability was driven by increased bodily injury severities in accident years 2012 through 2016 and higher than expected frequency and severity in the Company’s umbrella business in accident years 2015 through 2019.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
Unfavorable development in property and other was primarily due to higher than expected large loss activity in accident year 2019 in the Company's middle market, national accounts and marine business units

Commercial - Line of Business Composition
The table below provides the line of business composition of the net liability for unpaid claim and claim adjustment expenses for the Commercial segment.

As of December 31
(In millions)	2022
Net Claim and claim adjustment expenses:
Commercial Auto	$787
General Liability	3,206
Workers' Compensation	3,739
Property and Other	698
Total net liability for claim and claim adjustment expenses	$8,430

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$246	$265	$265	$249	$245	$245	$241	$241	$241	$243	$3	39,431
2014		234	223	212	205	205	201	201	202	201	1	33,631
2015			201	199	190	190	183	181	183	182	3	30,430
2016				198	186	186	186	190	195	200	7	30,452
2017					199	198	200	221	232	239	3	30,947
2018						229	227	227	245	254	5	34,319
2019							257	266	289	323	27	37,237
2020								310	303	304	56	29,070
2021									397	388	153	32,575
2022										437	263	30,229
									Total	$2,771	$521
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$74	$135	$168	$200	$225	$234	$238	$239	$239	$239
2014		64	102	137	166	187	196	198	199	199
2015			52	96	130	153	172	175	178	179
2016				52	93	126	154	175	185	190
2017					58	107	150	178	203	225
2018						66	128	175	212	238
2019							77	147	203	257
2020								71	134	197
2021									83	168
2022										112
									Total	$2,004
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$767
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										4
Liability for unallocated claim adjustment expenses for accident years presented										16
Total net liability for unpaid claim and claim adjustment expenses										$787
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total
Accident Year
2013	$19	$—	$(16)	$(4)	$—	$(4)	$—	$—	$2	$(3)
2014		(11)	(11)	(7)	—	(4)	—	1	(1)	(33)
2015			(2)	(9)	—	(7)	(2)	2	(1)	(19)
2016				(12)	—	—	4	5	5	2
2017					(1)	2	21	11	7	40
2018						(2)	—	18	9	25
2019							9	23	34	66
2020								(7)	1	(6)
2021									(9)	(9)
Total net development for the accident years presented above							32	53	47
Total net development for accident years prior to 2013							1	—	2
Total unallocated claim adjustment expense development							—	—	—
Total							$33	$53	$49
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$650	$655	$650	$655	$613	$623	$620	$623	$624	$629	$32	33,738
2014		653	658	654	631	635	658	659	659	676	34	28,131
2015			581	576	574	589	600	602	617	625	33	24,200
2016				623	659	667	671	673	683	684	43	24,699
2017					632	632	632	634	630	652	32	22,359
2018						653	644	646	639	650	127	20,242
2019							680	682	682	691	227	19,265
2020								723	722	726	434	13,998
2021									782	784	527	13,775
2022										929	835	10,572
									Total	$7,046	$2,324
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$31	$128	$240	$352	$450	$510	$551	$572	$582	$586
2014		31	119	247	376	481	547	569	607	624
2015			19	110	230	357	446	501	530	561
2016				32	163	279	407	481	524	582
2017					23	118	250	399	471	553
2018						33	107	228	307	428
2019							25	98	181	322
2020								23	99	192
2021									26	140
2022										29
									Total	$4,017
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,029
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										118
Liability for unallocated claim adjustment expenses for accident years presented										59
Total net liability for unpaid claim and claim adjustment expenses										$3,206
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total
Accident Year
2013	$5	$(5)	$5	$(42)	$10	$(3)	$3	$1	$5	$(21)
2014		5	(4)	(23)	4	23	1	—	17	23
2015			(5)	(2)	15	11	2	15	8	44
2016				36	8	4	2	10	1	61
2017					—	—	2	(4)	22	20
2018						(9)	2	(7)	11	(3)
2019							2	—	9	11
2020								(1)	4	3
2021									2	2
Total net development for the accident years presented above							14	14	79
Total net development for accident years prior to 2013							1	(1)	(12)
Total unallocated claim adjustment expense development							—	2	—
Total							$15	$15	$67

(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$537	$572	$592	$618	$593	$582	$561	$552	$548	$537	$82	38,979
2014		467	480	479	452	450	446	439	448	430	76	33,522
2015			422	431	406	408	394	382	372	353	80	31,899
2016				426	405	396	382	366	355	331	77	31,991
2017					440	432	421	400	402	399	81	33,130
2018						450	440	428	415	415	93	34,875
2019							452	449	437	436	105	34,324
2020								477	466	446	182	29,392
2021									468	454	202	29,886
2022										497	308	28,753
									Total	$4,298	$1,286
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$80	$213	$300	$370	$417	$419	$411	$414	$417	$423
2014		61	159	215	258	282	290	297	306	312
2015			51	131	180	212	231	243	251	256
2016				53	129	169	198	219	227	234
2017					63	151	207	243	265	279
2018						68	163	229	259	280
2019							71	169	223	262
2020								65	147	200
2021									67	164
2022										79
									Total	$2,489
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,809
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										1,874
Other (2)										(20)
Liability for unallocated claim adjustment expenses for accident years presented										76
Total net liability for unpaid claim and claim adjustment expenses										$3,739
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total
Accident Year
2013	$35	$20	$26	$(25)	$(11)	$(21)	$(9)	$(4)	$(11)	$—
2014		13	(1)	(27)	(2)	(4)	(7)	9	(18)	(37)
2015			9	(25)	2	(14)	(12)	(10)	(19)	(69)
2016				(21)	(9)	(14)	(16)	(11)	(24)	(95)
2017					(8)	(11)	(21)	2	(3)	(41)
2018						(10)	(12)	(13)	—	(35)
2019							(3)	(12)	(1)	(16)
2020								(11)	(20)	(31)
2021									(14)	(14)
Total net development for the accident years presented above							(80)	(50)	(110)
Adjustment for development on a discounted basis							2	2	(3)
Total net development for accident years prior to 2013							(18)	(34)	(49)
Total unallocated claim adjustment expense development							—	—	10
Total							$(96)	$(82)	$(152)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2022	2021 (1)	2020 (1)
Pretax (favorable) unfavorable development:
Commercial	$(10)	$(35)	$(2)
Specialty	(4)	36	3
Other	1	1	(3)
Total pretax (favorable) unfavorable development	$(13)	$2	$(2)
(1) Effective December 31, 2021 the International lines of business were consolidated to align with domestic operations. Prior period information has been conformed to the new line of business presentation.
2022
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

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2022
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,441
Hardy	562
Total net liability for claim and claim adjustment expenses	$2,003

International, Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$279	$281	$274	$255	$250	$243	$235	$231	$234	$235	$11	23,971
2014		268	283	282	271	264	281	282	273	279	13	24,962
2015			280	295	294	278	273	275	277	277	22	23,372
2016				275	292	279	277	268	281	283	29	17,813
2017					290	351	371	364	359	348	57	18,498
2018						357	374	379	378	390	67	20,849
2019							331	344	341	348	69	18,354
2020								368	360	350	138	14,952
2021									396	385	201	13,580
2022										414	294	8,320
									Total	$3,309	$901
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$48	$109	$135	$151	$165	$174	$192	$203	$209	$212
2014		50	118	145	162	178	198	230	234	241
2015			55	128	158	177	199	213	223	230
2016				64	127	153	175	187	208	220
2017					63	142	181	209	230	256
2018						88	162	208	236	260
2019							71	159	195	218
2020								58	125	158
2021									54	121
2022										45
Total										$1,961
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,348
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										56
Liability for unallocated claim adjustment expenses for accident years presented										37
Total net liability for unpaid claim and claim adjustment expenses										$1,441
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total (2)
Accident Year
2013	$2	$(7)	$(19)	$(5)	$(7)	$(8)	$(4)	$3	$1	$(44)
2014		15	(1)	(11)	(7)	17	1	(9)	6	11
2015			15	(1)	(16)	(5)	2	2	—	(3)
2016				17	(13)	(2)	(9)	13	2	8
2017					61	20	(7)	(5)	(11)	58
2018						17	5	(1)	12	33
2019							13	(3)	7	17
2020								(8)	(10)	(18)
2021									(11)	(11)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2022 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 102 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2022
(In millions, except reported claims data)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative Number of Claims
Accident Year
2013	$127	$143	$136	$137	$138	$141	$142	$142	$141	$144	$3	7,904
2014		182	180	173	167	168	169	167	165	164	(4)	8,530
2015			186	175	174	174	172	174	175	177	(2)	9,722
2016				224	240	231	220	222	215	216	3	10,834
2017					240	248	241	242	249	249	5	13,204
2018						264	295	298	303	303	26	15,185
2019							216	219	214	221	37	11,374
2020								206	197	191	62	6,699
2021									174	164	83	3,384
2022										187	136	1,279
									Total	$2,016	$349
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
Accident Year
2013	$37	$99	$119	$125	$129	$131	$135	$136	$138	$139
2014		55	121	139	148	153	159	160	161	162
2015			29	96	127	142	153	161	159	168
2016				62	143	169	178	191	202	202
2017					52	149	181	203	210	222
2018						54	170	198	229	246
2019							43	101	138	155
2020								27	76	102
2021									13	43
2022										23
Total										$1,462
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$554
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2013										—
Liability for unallocated claim adjustment expenses for accident years presented										8
Total net liability for unpaid claim and claim adjustment expenses										$562
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Total(2)
Accident Year
2013	$16	$(7)	$1	$1	$3	$1	$—	$(1)	$3	$17
2014		(2)	(7)	(6)	1	1	(2)	(2)	(1)	(18)
2015			(11)	(1)	—	(2)	2	1	2	(9)
2016				16	(9)	(11)	2	(7)	1	(8)
2017					8	(7)	1	7	—	9
2018						31	3	5	—	39
2019							3	(5)	7	5
2020								(9)	(6)	(15)
2021									(10)	(10)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2022 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 102 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2022 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10
Specialty
Medical Professional Liability	3.6%	17.0%	23.0%	18.0%	11.9%	8.2%	4.7%	2.3%	1.0%	0.9%
Other Professional Liability and Management Liability	6.6%	21.0%	20.7%	16.2%	10.3%	6.0%	4.3%	4.8%	1.4%	0.5%
Surety(1)	19.0%	40.5%	20.2%	3.6%	2.1%	4.8%	(1.7)%	0.4%	(0.6)%	—%

Commercial
Commercial Auto	26.1%	22.0%	17.6%	13.9%	10.4%	4.8%	1.7%	0.5%	—%	—%
General Liability	3.9%	13.7%	17.1%	18.8%	14.3%	9.4%	5.7%	4.6%	2.1%	0.6%
Workers' Compensation	15.3%	22.3%	13.7%	9.4%	6.1%	2.3%	1.1%	1.4%	1.0%	1.1%

International
International - Excluding Hardy	18.3%	22.5%	10.4%	7.1%	6.0%	6.2%	6.7%	2.9%	2.5%	1.3%
International - Hardy	19.7%	34.0%	13.4%	7.0%	4.4%	3.9%	0.6%	2.1%	1.0%	0.7%
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2022	2021	2020
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$92	$143	$125
Provision for uncollectible third-party reinsurance on A&EP	(5)	(5)	(25)
Total additional amounts ceded under LPT	87	138	100
Retroactive reinsurance benefit recognized	(91)	(107)	(94)
Pretax impact of deferred retroactive reinsurance	$(4)	$31	$6
Net unfavorable prior year development of $92 million, $143 million and $125 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2022, 2021 and 2020. The unfavorable development in 2022, 2021 and 2020 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. Additionally, in 2022, 2021 and 2020, the Company released $5 million, $5 million and $25 million of its provision for uncollectible third-party reinsurance.
As of December 31, 2022 and 2021, the cumulative amounts ceded under the LPT were $3.5 billion and $3.4 billion. The unrecognized deferred retroactive reinsurance benefit was $425 million and $429 million as of December 31, 2022 and 2021 and is included within Other liabilities on the Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.4 billion as of December 31, 2022. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
As of December 31, 2022, the cumulative amount ceded under the EWC LPT was $690 million.
Cavello established a collateral trust as security for its obligations to the Company. The fair value of the collateral trust was $608 million as of December 31, 2022.
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
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2022, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.6 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2022	2021
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,191	$4,969
Ceded future policy benefits	—	288
Reinsurance receivables related to paid losses	247	227
Reinsurance receivables	5,438	5,484
Allowance for uncollectible reinsurance	(22)	(21)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$5,416	$5,463
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

(In millions)	December 31, 2022
A- to A++	$3,785
B- to B++	1,020
Insolvent	3
Total voluntary reinsurance outstanding balance(1)	$4,808
(1)    Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E to the Consolidated Financial Statements for information regarding the LPT. The Company has also excluded receivables from involuntary pools.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.7 billion and $4.0 billion as of December 31, 2022 and 2021.
The Company's largest recoverables from a single reinsurer as of December 31, 2022, including ceded unearned premium reserves, were approximately $1.9 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $598 million from Cavello Bay Reinsurance Limited and $446 million from the Gateway Rivers Insurance Company. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.
The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2022 Earned Premiums
Property and casualty	$13,097	$231	$5,134	$8,194	2.8%
Long term care	427	46	—	473	9.7%
Total earned premiums	$13,524	$277	$5,134	$8,667	3.2%

2021 Earned Premiums
Property and casualty	$12,554	$240	$5,110	$7,684	3.1%
Long term care	443	48	—	491	9.8%
Total earned premiums	$12,997	$288	$5,110	$8,175	3.5%

2020 Earned Premiums
Property and casualty	$11,547	$238	$4,640	$7,145	3.3%
Long term care	454	50	—	504	9.9%
Total earned premiums	$12,001	$288	$4,640	$7,649	3.8%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2022 Written Premiums
Property and casualty	$13,843	$235	$5,417	$8,661	2.7%
Long term care	421	46	—	467	9.9%
Total written premiums	$14,264	$281	$5,417	$9,128	3.1%

2021 Written Premiums
Property and casualty	$13,150	$255	$5,485	$7,920	3.2%
Long term care	437	48	—	485	9.9%
Total written premiums	$13,587	$303	$5,485	$8,405	3.6%

2020 Written Premiums
Property and casualty	$12,168	$229	$4,832	$7,565	3.0%
Long term care	444	50	—	494	10.1%
Total written premiums	$12,612	$279	$4,832	$8,059	3.5%
Included in the direct and ceded earned premiums for the years ended December 31, 2022, 2021 and 2020 are $3,270 million, $3,638 million and $3,543 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $2,631 million, $3,058 million and $3,158 million for the years ended December 31, 2022, 2021 and 2020, including $1,796 million, $2,003 million and $2,375 million, respectively, related to the significant third-party captive program discussed above.
Long term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note H. Debt
Debt is composed of the following long term obligations.

December 31
(In millions)	2022	2021
Short term debt:
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	$243	$—

Long term debt:
Senior notes of CNAF:
3.950%, face amount of $550, due May 15, 2024	549	549
4.500%, face amount of $500, due March 1, 2026	499	499
3.450%, face amount of $500, due August 15, 2027	497	497
3.900%, face amount of $500, due May 1, 2029	497	496
2.050%, face amount of $500, due August 15, 2030	496	495
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	—	243
Total long term debt	2,538	2,779
Total debt	$2,781	$2,779
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2022 giving it immediate access to approximately $106 million of additional liquidity. As of December 31, 2022 and 2021, CCC had no outstanding borrowings from the FHLBC.
During 2019, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which will adjust automatically in the event of a change in the Company's financial ratings. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2022, was $8.7 billion.  The calculation of minimum consolidated net worth excludes unrealized appreciation and depreciation of securities which are classified as available-for-sale. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2022 and 2021.
The combined aggregate maturities for debt as of December 31, 2022 are presented in the following table.

(In millions)
2023	$243
2024	550
2025	—
2026	500
2027	500
Thereafter	1,000
Less: discount	(12)
Total	$2,781

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
Effective January 1, 2000, the CNA Retirement Plan was closed to new participants. Existing participants at that time were given a choice to either continue to accrue benefits under the CNA Retirement Plan or to cease accruals effective December 31, 1999. Employees who chose to continue to accrue benefits under the plan received benefits in accordance with plan provisions through June 30, 2015 as discussed further below. Participants who elected to cease accruals at December 31, 1999 received the present value of their accrued benefit in an accrued pension account that is credited with interest based on the annual rate of interest on 30-year Treasury securities. These employees also receive certain enhanced employer contributions in the CNA 401k Plan.
Effective June 30, 2015, the Company eliminated future benefit accruals associated with the CNA Retirement Plan. Participants who were continuing to accrue benefits under the CNA Retirement Plan up until that date are entitled to an accrued benefit payable based on their eligible compensation and accrued service through June 30, 2015. These affected participants now also receive enhanced employer contributions in the CNA 401k Plan similar to participants who elected to cease accruals effective December 31, 1999. Employees who elected to cease accruals effective December 31, 1999 were not affected by this curtailment.
CNA provides certain postretirement health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2022	2021	2022	2021
Benefit obligation as of January 1	$2,561	$2,769	$6	$7
Changes in benefit obligation:
Interest cost	67	62	—	—
Participants' contributions	—	—	2	3
Actuarial (gain) loss	(514)	(84)	—	1
Benefits paid	(171)	(182)	(4)	(5)
Foreign currency translation and other	(12)	(2)	—	—
Settlements	—	(2)	—	—
Benefit obligation as of December 31	1,931	2,561	4	6
Fair value of plan assets as of January 1	2,577	2,420	—	—
Change in plan assets:
Actual return on plan assets	(374)	332	—	—
Company contributions	7	10	2	2
Participants' contributions	—	—	2	3
Benefits paid	(171)	(182)	(4)	(5)
Foreign currency translation and other	(14)	(1)	—	—
Settlements	—	(2)	—	—
Fair value of plan assets as of December 31	2,025	2,577	—	—
Funded status	$94	$16	$(4)	$(6)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$143	$77	$—	$—
Other liabilities	(49)	(61)	(4)	(6)
Net amount recognized	$94	$16	$(4)	$(6)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial (gain) loss	$743	$763	$1	$1
Net amount recognized	$743	$763	$1	$1
The accumulated benefit obligation for all defined benefit pension plans was $1,931 million and $2,561 million as of December 31, 2022 and 2021. Changes for the years ended December 31, 2022 and 2021 include actuarial gains of $(514) million and $(84) million primarily driven by changes in the discount rate used to determine the defined benefit pension obligations.
For pension plans with a benefit obligation in excess of plan assets, the benefit obligation was $49 million and $61 million and the aggregate plan assets were $0 at December 31, 2022 and 2021.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2022	2021	2020
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$67	$62	$80
Expected return on plan assets	(152)	(154)	(155)
Amortization of net actuarial loss (gain)	30	46	45
Settlement loss	—	1	3
Total net periodic pension cost (benefit)	$(55)	$(45)	$(27)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2022	2021	2020
Non-Service Cost (benefit):
Insurance claims and policyholder's benefits	(15)	$(13)	$(8)
Other operating expenses	(40)	(32)	(19)
Total net periodic pension cost (benefit)	$(55)	$(45)	$(27)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2022	2021	2020
Pension and postretirement benefits
Amounts arising during the period	$(12)	$262	$(67)
Settlement	—	1	3
Reclassification adjustment relating to prior service credit	—	—	—
Reclassification adjustment relating to actuarial loss	30	46	45
Total increase (decrease) in Other comprehensive income	$18	$309	$(19)

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2022	2021
Pension benefits
Discount rate	5.350%	2.750%
Interest crediting rate	3.500	3.000
Postretirement benefits
Discount rate	5.250%	2.250%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2022	2021	2020
Pension benefits
Discount rate	2.750%	2.350%	3.150%
Expected long term rate of return	6.250	6.750	7.250
Interest crediting rate	3.000	3.000	5.000
Postretirement benefits
Discount rate	2.250%	1.600%	2.300%
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
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2022, 2021 and 2020.
CNA employs a total return approach whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long term return of retirement plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 0% to 40% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long term returns while improving portfolio diversification. The intent of this strategy is to minimize the Company's expense related to funding the plan by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions.
As of December 31, 2022, the Plan had committed approximately $120 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis as well as cash are presented in the following tables.

December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$859	$7	$866
States, municipalities and political subdivisions	—	49	—	49
Asset-backed	—	157	9	166
Total fixed maturity securities	—	1,065	16	1,081
Equity securities	218	13	—	231
Short term investments	145	1	—	146
Other assets	—	12	—	12
Cash	—	—	—	—
Total assets measured at fair value	$363	$1,091	$16	1,470
Total equity securities measured at net asset value(1)				21
Total limited partnerships measured at net asset value (1)				534
Total				$2,025

December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$645	$8	$653
States, municipalities and political subdivisions	—	30	—	30
Asset-backed	—	110	—	110
Total fixed maturity securities	—	785	8	793
Equity securities	732	141	—	873
Short term investments	45	—	—	45
Other assets	—	8	—	8
Cash	—	—	—	—
Total assets measured at fair value	$777	$934	$8	1,719
Total equity securities measured at net asset value (1)				20
Total limited partnerships measured at net asset value (1)				838
Total				$2,577
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by each limited partnership's general partner. Limited partnerships comprising 62% and 35% of the carrying value as of December 31, 2022 and 2021 were invested in private debt and equity. Limited partnerships comprising 38% and 65% of the carrying value as of December 31, 2022 and 2021 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative investments.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2022.

(In millions)	Pension Benefits	Postretirement Benefits
2023	$175	$1
2024	173	1
2025	171	—
2026	169	—
2027	167	—
2028-2032	752	1
In 2023, CNA expects to contribute $6 million to its pension plans and $1 million to its postretirement health care benefit plans.
Savings Plans
CNA sponsors savings plans, which are generally contributory plans that allow most employees to contribute a maximum of 50% of their eligible compensation, subject to certain limitations prescribed by the IRS. The Company contributes matching amounts to participants amounting to 100% of the first 6% of annual eligible compensation contributed by the employee. In addition, eligible employees also receive a Company contribution of 5% of their annual eligible compensation, referred to as a basic contribution. Company contributions vest ratably over participants first five years of service.
Benefit expense for the Company's savings plans was $71 million, $65 million and $70 million for the years ended December 31, 2022, 2021 and 2020.

Note J. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 16 million shares of CNAF common stock. The Plan provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. Grants to employees are not designed to be spring-loaded. The number of remaining shares available for the granting of stock-based compensation under the Plan as of December 31, 2022 was approximately 4.8 million.
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
The Company recorded stock-based compensation expense related to the Plan of $36 million, $32 million and $37 million for the years ended December 31, 2022, 2021 and 2020. The related income tax benefit recognized was $8 million, $6 million and $6 million for the years ended December 31, 2022, 2021 and 2020. The compensation cost not yet recognized was $44 million, and the weighted average period over which it is expected to be recognized is 1.7 years as of December 31, 2022.
The total fair value of RSUs and performance share units that vested during the years ended December 31, 2022, 2021 and 2020 was $35 million, $36 million and $35 million, respectively.
The weighted average grant date fair value for RSUs and performance share units granted during the years ended December 31, 2022, 2021 and 2020 was $46.78, $45.82 and $34.36, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2022.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2022	2,375,598	$41.21
Awards granted	1,031,729	46.78
Awards vested	(759,352)	43.69
Awards forfeited, canceled or expired	(305,321)	40.71
Performance-based adjustment	123,098	46.79
Balance as of December 31, 2022	2,465,752	43.10

Note K. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2022		2021
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Trade name	8 years	$6	$6	$7	$7
Distribution channel	15 years	10	7	11	7
Total finite-lived intangible assets		16	13	18	14
Indefinite-lived intangible assets:
Syndicate capacity		42		47
Agency force		16		16
Insurance licenses		10		—
Total indefinite-lived intangible assets		68		63
Total other intangible assets		$84	$13	$81	$14
The Company's other intangible assets primarily relate to the purchase of Hardy and the recent acquisition of Inverin Insurance Company in the third quarter of 2022. The amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. Amortization expense of $1 million was included in Other operating expenses for each of the years ended December 31, 2022, 2021 and 2020. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation. Estimated future annual amortization expense for other intangible assets is $1 million in each of the years 2023 through 2027.

Note L. Leases
Total lease expense was $59 million, $57 million and $57 million for the years ended December 31, 2022, 2021 and 2020. Total lease expense includes operating lease expense of $36 million, $38 million and $38 million and variable lease expense of $23 million, $19 million and $19 million for the years ended December 31, 2022, 2021 and 2020. Cash paid for amounts included in operating lease liabilities was $42 million, $44 million and $41 million for the years ended December 31, 2022, 2021 and 2020. Operating lease ROU assets obtained in exchange for lease obligations was $20 million, $11 million and $6 million for the years ended December 31, 2022, 2021 and 2020.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2022	December 31, 2021
Operating lease ROU assets	$155	$175
Operating lease liabilities	220	248
The following table presents the maturities of operating lease liabilities.

(In millions)	December 31, 2022
2023	$39
2024	33
2025	26
2026	23
2027	22
Thereafter	118
Total lease payments	261
Less: Discount	(41)
Total operating lease liabilities	$220
The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease ROU assets.

	December 31, 2022	December 31, 2021
Weighted average remaining lease term	9.2 years	9.8 years
Weighted average discount rate	3.4%	3.4%

Note M. Stockholders’ Equity and Statutory Accounting Practices
Common Stock Dividends
There are no restrictions on the retained earnings or net income of CNAF with regard to payment of dividends to its stockholders. However, given the holding company nature of CNAF, its ability to pay a dividend is dependent on the receipt of dividends from its subsidiaries, particularly CCC, which directly or indirectly owns the vast majority of all significant subsidiaries. See the Statutory Accounting Practices section below for a discussion of the regulatory restrictions on CCC's availability to pay dividends.
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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 88 and 89 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third-party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $74 million and $67 million at December 31, 2022 and 2021.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2022, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2023 that would not be subject to the Department’s prior approval is $1,057 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $990 million in 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2022 (1)	2021	2022 (1)	2021	2020
Combined Continental Casualty Companies	$10,572	$11,321	$1,072	$1,253	$800
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
The statutory capital and surplus presented above for CCC was approximately 238% and 264% of company action level RBC as of December 31, 2022 and 2021. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022	$(2)	$1,039	$(604)	$(113)	$320
Other comprehensive income (loss) before reclassifications	—	(3,903)	(11)	(108)	(4,022)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $21, $6, $— and $26	5	(126)	(24)	—	(145)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $1,007, $(3), $— and $1,005	(5)	(3,777)	13	(108)	(3,877)
Balance as of December 31, 2022	$(7)	$(2,738)	$(591)	$(221)	$(3,557)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021	$—	$1,745	$(848)	$(94)	$803
Other comprehensive income (loss) before reclassifications	(7)	(625)	207	(19)	(444)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(21), $10, $— and $(10)	(5)	81	(37)	—	39
Other comprehensive income (loss) net of tax (expense) benefit of $1, $188, $(65), $— and $124	(2)	(706)	244	(19)	(483)
Balance as of December 31, 2021	$(2)	$1,039	$(604)	$(113)	$320

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
Approximately 10%, 10% and 9% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2022, 2021 and 2020.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2022	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,306	$4,193	$1,164	$467	$(1)	$(1)	$9,128
Operating revenues
Net earned premiums	$3,203	$3,923	$1,070	$473	$(1)	$(1)	$8,667
Net investment income	431	488	63	804	19	—	1,805
Non-insurance warranty revenue	1,574	—	—	—	—	—	1,574
Other revenues	1	30	1	(1)	6	(5)	32
Total operating revenues	5,209	4,441	1,134	1,276	24	(6)	12,078
Claims, benefits and expenses
Net incurred claims and benefits	1,839	2,607	637	1,202	76	—	6,361
Policyholders’ dividends	6	19	—	—	—	—	25
Amortization of deferred acquisition costs	656	634	200	—	—	—	1,490
Non-insurance warranty expense	1,471	—	—	—	—	—	1,471
Other insurance related expenses	336	557	146	118	4	(1)	1,160
Other expenses	51	36	26	9	174	(5)	291
Total claims, benefits and expenses	4,359	3,853	1,009	1,329	254	(6)	10,798
Core income (loss) before income tax	850	588	125	(53)	(230)	—	1,280
Income tax (expense) benefit on core income (loss)	(182)	(122)	(19)	44	47	—	(232)
Core income (loss)	$668	$466	$106	$(9)	$(183)	$—	1,048
Net investment gains (losses)							(199)
Income tax (expense) benefit on net investment gains (losses)							45
Net investment gains (losses), after tax							(154)
Net income (loss)							$894

December 31, 2022
(In millions)
Reinsurance receivables	$1,384	$1,062	$414	$101	$2,477	$—	$5,438
Insurance receivables	1,082	1,728	369	8	—	—	3,187
Deferred acquisition costs	381	321	104	—	—	—	806
Goodwill	117	—	27	—	—	—	144
Deferred non-insurance warranty acquisition expense	3,671	—	—	—	—	—	3,671
Insurance reserves
Claim and claim adjustment expenses	6,878	9,395	2,403	3,674	2,749	—	25,099
Unearned premiums	3,193	2,425	653	103	—	—	6,374
Future policy benefits	—	—	—	10,151	—	—	10,151
Deferred non-insurance warranty revenue	4,714	—	—	—	—	—	4,714

Year ended December 31, 2021	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,225	$3,595	$1,101	$485	$—	$(1)	$8,405
Operating revenues
Net earned premiums	$3,076	$3,552	$1,057	$491	$—	$(1)	$8,175
Net investment income	497	624	57	966	15	—	2,159
Non-insurance warranty revenue	1,430	—	—	—	—	—	1,430
Other revenues	1	23	—	—	6	(6)	24
Total operating revenues	5,004	4,199	1,114	1,457	21	(7)	11,788
Claims, benefits and expenses
Net incurred claims and benefits	1,787	2,540	652	1,239	109	—	6,327
Policyholders’ dividends	3	19	—	—	—	—	22
Amortization of deferred acquisition costs	643	594	206	—	—	—	1,443
Non-insurance warranty expense	1,328	—	—	—	—	—	1,328
Other insurance related expenses	296	511	144	103	9	(1)	1,062
Other expenses	47	38	(2)	10	155	(6)	242
Total claims, benefits and expenses	4,104	3,702	1,000	1,352	273	(7)	10,424
Core income (loss) before income tax	900	497	114	105	(252)	—	1,364
Income tax (expense) benefit on core income (loss)	(196)	(103)	(28)	21	48	—	(258)
Core income (loss)	$704	$394	$86	$126	$(204)	$—	1,106
Net investment gains (losses)							120
Income tax (expense) benefit on net investment gains (losses)							(24)
Net investment gains (losses), after tax							96
Net income (loss)							$1,202

December 31, 2021
(In millions)
Reinsurance receivables	$1,200	$923	$381	$401	$2,579	$—	$5,484
Insurance receivables	1,136	1,488	340	6	4	—	2,974
Deferred acquisition costs	363	278	96	—	—	—	737
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,476	—	—	—	—	—	3,476
Insurance reserves
Claim and claim adjustment expenses	6,433	8,890	2,280	3,754	2,817	—	24,174
Unearned premiums	3,001	2,066	585	109	—	—	5,761
Future policy benefits	—	—	—	13,236	—	—	13,236
Deferred non-insurance warranty revenue	4,503	—	—	—	—	—	4,503

Year ended December 31, 2020	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$3,040	$3,565	$961	$494	$—	$(1)	$8,059
Operating revenues
Net earned premiums	$2,883	$3,323	$940	$504	$—	$(1)	$7,649
Net investment income	449	513	58	851	64	—	1,935
Non-insurance warranty revenue	1,252	—	—	—	—	—	1,252
Other revenues	1	25	—	—	5	(5)	26
Total operating revenues	4,585	3,861	998	1,355	69	(6)	10,862
Claims, benefits and expenses
Net incurred claims and benefits	1,792	2,375	629	1,286	67	—	6,149
Policyholders’ dividends	3	18	—	—	—	—	21
Amortization of deferred acquisition costs	621	592	197	—	—	—	1,410
Non-insurance warranty expense	1,159	—	—	—	—	—	1,159
Other insurance related expenses	280	506	136	109	(2)	(1)	1,028
Other expenses	50	34	(7)	7	141	(5)	220
Total claims, benefits and expenses	3,905	3,525	955	1,402	206	(6)	9,987
Core income (loss) before income tax	680	336	43	(47)	(137)	—	875
Income tax (expense) benefit on core income (loss)	(145)	(69)	(5)	56	23	—	(140)
Core income (loss)	$535	$267	$38	$9	$(114)	$—	735
Net investment gains (losses)							(54)
Income tax (expense) benefit on net investment gains (losses)							9
Net investment gains (losses), after tax							(45)
Net income (loss)							$690

The following table presents operating revenues by line of business for each reportable segment.

Years ended December 31
(In millions)	2022	2021	2020
Specialty
Management & Professional Liability	$2,771	$2,776	$2,577
Surety	652	604	596
Warranty & Alternative Risks	1,786	1,624	1,412
Specialty revenues	5,209	5,004	4,585
Commercial
Middle Market	1,532	1,508	1,444
Construction	1,421	1,322	1,120
Small Business	581	558	482
Other Commercial	907	811	815
Commercial revenues	4,441	4,199	3,861
International
Canada	366	344	291
Europe	466	473	389
Hardy	302	297	318
International revenues	1,134	1,114	998
Life & Group revenues	1,276	1,457	1,355
Corporate & Other revenues	24	21	69
Eliminations	(6)	(7)	(6)
Total operating revenues	12,078	11,788	10,862
Net investment gains (losses)	(199)	120	(54)
Total revenues	$11,879	$11,908	$10,808

Note P. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $51 million, $47 million and $47 million for the years ended December 31, 2022, 2021 and 2020. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $26 million and $23 million as of December 31, 2022 and 2021. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million for the years ended December 31, 2022 and 2021. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related receivable from Loews, included in Other assets, was $18 million for the year ended December 31, 2022. The related payable due to Loews, included in Other liabilities, was $33 million for the year ended December 31, 2021. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In 2021, the Company wrote an appeal bond for Loews at standard rates, which was increased in 2022, resulting in additional premium from Loews. The aforementioned appeal bond expired in December 2022. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2022, 2021 and 2020 were $3 million, $2 million, and $2 million.

Note Q. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $4.7 billion and $4.5 billion reported in Deferred non-insurance warranty revenue as of December 31, 2022 and 2021. The increase in the deferred revenue balance for the year ended December 31, 2022 was primarily driven by deferrals outpacing revenue recognized in the period due to growth in the business. For the year ended December 31, 2022, the Company recognized $1.3 billion of revenues that were included in the deferred revenue balance as of January 1, 2022. For the year ended December 31, 2021, the Company recognized $1.2 billion of revenues that were included in the deferred revenue balance as of January 1, 2021. For the years ended December 31, 2022 and 2021, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.5 billion of the deferred revenue in 2023, $1.1 billion in 2024, $0.8 billion in 2025 and $1.3 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For the years ended December 31, 2022 and 2021, capitalized commission costs were $3.6 billion and $3.5 billion and capitalized administrator service costs were $53 million and $47 million. For the years ended December 31, 2022 and 2021, the amount of amortization of capitalized costs was $1.2 billion and $1.1 billion and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2022 and 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
February 7, 2023
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 132.

CNA Financial Corporation
Chicago, Illinois
February 7, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2022, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2022. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer	64	2016	Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016.
Scott R. Lindquist	Executive Vice President & Chief Financial Officer	59	2022	Executive Vice President & Chief Financial Officer of CNA Financial Corporation since January 2022. Retired from September 2021 to January 2022. Senior Advisor to the Chief Executive Officer of Farmers Group, Inc. from April 2021 through September 2021. Chief Financial Officer of Farmers Group, Inc. from February 2008 through April 2021.
Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	45	2018	Executive Vice President and Chief Human Resources Officer of CNA Insurance Companies since February 2018. Senior Vice President, Chief Human Resources Officer of CNA Insurance Companies from September 2015 through February 2018.
Michael A. Costonis	Executive Vice President & Global Head of Marketing, Strategy & Innovation	52	2018	Executive Vice President & Global Head of Marketing, Strategy & Innovation of the CNA Insurance Companies since August 2021. Executive Vice President & Chief Operations Officer of the CNA Insurance Companies from September 2018 to August 2021. Global Insurance Industry Practice Leader and Senior Managing Director at Accenture from 2014 through September 2018.
Nick Creatura	President & Chief Executive Officer, Canada	59	2020	President and Chief Executive Officer, Canada of the CNA Insurance Companies since May 2017.
Daniel P. Franzetti	Executive Vice President, Worldwide Claim	56	2020	Executive Vice President, Worldwide Claim of the CNA Insurance Companies since April 2020. Chief Operating Officer, QBE North America from January 2018 through April 2020. Chief Claims Officer, QBE North America from February 2016 through January 2018.
Gary Haase	Executive Vice President & Chief Operations Officer	46	2021	Executive Vice President & Chief Operations Officer of the CNA Insurance Companies since October 2021. Group Chief Operating Officer, Catalina Holdings (Bermuda) Ltd from October 2018 through September 2021. Chief Operating Officer, Catalina Holdings (Bermuda) Ltd from 2014 through 2018.
Robert J. Hopper	Executive Vice President & Chief Actuary	56	2020	Executive Vice President & Chief Actuary of the CNA Insurance Companies since August 2020. Executive Vice President, Actuary of the CNA Insurance Companies from February 2020 through August 2020. Senior Vice President and Actuary for Chubb Commercial Insurance from 2005 through February 2020.
Mark James	Executive Vice President, Chief Risk & Reinsurance Officer	58	2022	Executive Vice President, Chief Risk & Reinsurance Officer of the CNA Insurance Companies since July 2022. Senior Vice President, Global Chief Risk and Reinsurance Officer of the CNA Insurance Companies from October 2019 through July 2022. Senior Vice President, Global Reinsurance and Risk Management of the CNA Insurance Companies from April 2018 through October 2019. Deputy Head of Global Ceded Reinsurance for American International Group from September 2016 through April 2018.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Jalil Rehman	President & Chief Executive Officer, U.K. & Europe	58	2020
President and Chief Executive Officer, U.K. & Europe of the CNA Insurance Companies since September 2020. Senior Vice President and Chief Operating Officer, U.K. & Europe of the CNA Insurance Companies from October 2018 to September 2020. Executive Vice President & Chief Business Operations Officer of Chubb European Group PLC from January 2016 through July 2018.

Susan A. Stone	Executive Vice President & General Counsel	61	2021	Executive Vice President and General Counsel of CNA Financial Corporation since June 2021. General Counsel, Marsh LLC from February 2017 through May 2021.
Douglas M. Worman	Executive Vice President & Global Head of Underwriting	55	2017	Executive Vice President and Global Head of Underwriting of the CNA Insurance Companies since March 2017.
Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2022	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,301,684	$43.60	4,798,817
Equity compensation plans not approved by security holders	—	—	—
Total	3,301,684	$43.60	4,798,817
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	P

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities (Exhibit 4.2 to 2019 Form 10-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Amended and Restated Credit Agreement, dated December 19, 2019, among CNA Financial Corporation, Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association (Exhibit 10.1 to December 19, 2019 Form 8-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	P

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2020 (Exhibit A to Form DEF 14A, filed March 20, 2020)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Deferred Compensation and Savings Plan, restated as of January 1, 2022 (Exhibit 10.6 to December 31, 2021 Form 10-K incorporated herein by reference)	10.6	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	Employment Agreement, dated August 10, 2020, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed August 10, 2020 incorporated herein by reference)	10.8	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.9
	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.10

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.11

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.12

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.13

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Master Transaction Agreement, dated as of December 30, 2020, by and between Continental Casualty Company and Cavello Bay Reinsurance Limited (including the forms of the Reinsurance Agreement and Trust Agreement) (Exhibit 10.1 to Form 8-K filed December 31, 2020 incorporated herein by reference)	10.15
(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2022	2021	2020
Revenues
Net investment income	$8	$—	$3
Net investment losses	—	—	(20)
Total revenues	8	—	(17)
Expenses
Administrative and general	1	1	1
Interest	112	112	122
Total expenses	113	113	123
Loss from operations before income taxes and equity in net income of subsidiaries	(105)	(113)	(140)
Income tax benefit	6	11	18
Loss before equity in net income of subsidiaries	(99)	(102)	(122)
Equity in net income of subsidiaries	993	1,304	812
Net income	894	1,202	690
Equity in other comprehensive (loss) income of subsidiaries	(3,877)	(483)	752
Total comprehensive (loss) income	$(2,983)	$719	$1,442
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2022	2021
Assets
Investment in subsidiaries	$11,063	$14,937
Cash	2	1
Short term investments	578	685
Amounts due from affiliates	4	3
Total assets	$11,647	$15,626
Liabilities
Short term debt	$243	$—
Long term debt	2,538	2,779
Other liabilities	41	38
Total liabilities	2,822	2,817
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,895,902 and 271,363,999 shares outstanding)	683	683
Additional paid-in capital	2,220	2,215
Retained earnings	9,572	9,663
Accumulated other comprehensive (loss) income	(3,557)	320
Treasury stock (2,144,341 and 1,676,244 shares), at cost	(93)	(72)
Total stockholders' equity	8,825	12,809
Total liabilities and stockholders' equity	$11,647	$15,626
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$894	$1,202	$690
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(993)	(1,304)	(812)
Dividends received from subsidiaries	990	880	975
Net investment losses	—	—	20
Other, net	28	33	26
Net cash flows provided by operating activities	919	811	899
Cash Flows from Investing Activities
Change in short term investments	114	(163)	2
Capital contributions to subsidiaries	—	—	(1)
Other, net	—	—	—
Net cash flows provided (used) by investing activities	114	(163)	1
Cash Flows from Financing Activities
Dividends paid to common stockholders	(982)	(621)	(950)
Proceeds from the issuance of debt	—	—	495
Repayment of debt	—	—	(419)
Purchase of treasury stock	(39)	(18)	(18)
Other, net	(11)	(8)	(9)
Net cash flows used by financing activities	(1,032)	(647)	(901)
Net change in cash	1	1	(1)
Cash, beginning of year	1	—	1
Cash, end of year	$2	$1	$—
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 90% of the outstanding common stock of CNAF as of December 31, 2022.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note O to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note G to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2022
Allowance for uncollectible:
Mortgage loan receivables	$16	$—	$8	$—	$24
Insurance and reinsurance receivables	$50	$8	$—	$(7)	$51
Allowance for credit losses:
Fixed maturity securities	$18	$—	$4	$(21)	$1
Year ended December 31, 2021
Allowance for uncollectible:
Mortgage loan receivables	$26	$—	$(10)	$—	$16
Insurance and reinsurance receivables	$54	$4	$—	$(8)	$50
Allowance for credit losses:
Fixed maturity securities	$40	$—	$30	$(52)	$18
Year ended December 31, 2020
Allowance for uncollectible:
Mortgage loan receivables	$7	$—	$19	$—	$26
Insurance and reinsurance receivables	$57	$4	$—	$(7)	$54
Allowance for credit losses:
Fixed maturity securities	$6	$—	$92	$(58)	$40
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

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2022	2021	2020
Balance Sheet Data
Deferred acquisition costs	$806	$737
Reserves for unpaid claim and claim adjustment expenses	25,099	24,174
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.4%)	1,133	1,146
Unearned premiums	6,374	5,761
Statement of Operations Data
Net written premiums	$9,128	$8,405	$8,059
Net earned premiums	8,667	8,175	7,649
Net investment income	1,751	2,111	1,896
Incurred claim and claim adjustment expenses related to current year	6,243	5,970	5,793
Incurred claim and claim adjustment expenses related to prior years	(187)	(104)	(119)
Amortization of deferred acquisition costs	1,490	1,443	1,410
Paid claim and claim adjustment expenses	5,261	4,844	5,164

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 7, 2023	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 7, 2023	By	/s/ Scott Lindquist
Scott Lindquist Chief Financial Officer (Principal Financial Officer)

Dated: February 7, 2023	By	/s/ Amy M. Smith
Amy M. Smith Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 7, 2023	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 7, 2023	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 7, 2023	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 7, 2023	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 7, 2023	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 7, 2023	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 7, 2023	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 7, 2023	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 7, 2023	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 7, 2023	By	/s/ Jane Wang
(Jane Wang, Director)